Form 10-Q
period 2016-09-30
International Seaways, Inc.
filed 2016-12-05
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number        1-37836-1

INTERNATIONAL SEAWAYS, INC.
(Exact name of registrant as specified in its charter)

MARSHALL ISLANDS	98-0467117
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 578-1600
Registrant's telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of December 2, 2016: common stock, no par value 29,157,387 shares.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	September 30	December 31
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$110,158	$308,858
Voyage receivables, including unbilled of $48,969 and $71,200	50,946	74,951
Other receivables	2,089	4,464
Inventories	1,195	3,396
Prepaid expenses and other current assets	6,139	5,067
Total Current Assets	170,527	396,736
Restricted cash	-	8,989
Vessels and other property, less accumulated depreciation of $354,960 and $410,606	1,142,743	1,240,411
Deferred drydock expenditures, net	30,862	37,075
Total Vessels, Deferred Drydock and Other Property	1,173,605	1,277,486
Investments in and advances to affiliated companies	363,244	344,891
Other assets	1,935	1,848
Total Assets	$1,709,311	$2,029,950

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$28,921	$30,783
Due to Former Parent for cost sharing reimbursements	9,089	11,350
Current installments of long-term debt	6,183	6,284
Total Current Liabilities	44,193	48,417
Long-term debt	433,207	588,938
Other liabilities	7,142	8,809
Total Liabilities	484,542	646,164

Commitments and contingencies

Equity:
Common stock - 100,000,000 no par value shares authorized; 29,157,387 shares outstanding	29,825	29,825
Paid-in additional capital	1,275,594	1,325,504
(Accumulated deficit)/retained earnings	(16,700)	92,581
	1,288,719	1,447,910
Accumulated other comprehensive loss	(63,950)	(64,124)
Total Equity	1,224,769	1,383,786
Total Liabilities and Equity	$1,709,311	$2,029,950

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shipping Revenues:
Pool revenues, including $6,166, $10,374, $30,282 and $36,510 from companies accounted for by the equity method	$42,854	$97,798	$200,088	$267,158
Time and bareboat charter revenues	24,012	15,124	74,355	40,254
Voyage charter revenues	13,905	18,199	38,066	65,252
	80,771	131,121	312,509	372,664

Operating Expenses:
Voyage expenses	3,605	4,914	9,679	16,730
Vessel expenses	35,401	35,039	104,939	104,543
Charter hire expenses	9,613	8,846	26,422	26,436
Depreciation and amortization	20,376	20,404	60,482	60,457
General and administrative	9,894	12,174	27,068	32,160
Technical management transition costs	-	-	-	39
Loss/(gain) on disposal of vessels and other property, including impairments	49,640	(3,238)	49,469	(4,404)
Total operating expenses	128,529	78,139	278,059	235,961
(Loss)/income from vessel operations	(47,758)	52,982	34,450	136,703
Equity in income of affiliated companies	12,488	10,978	36,093	35,226
Operating (loss)/income	(35,270)	63,960	70,543	171,929
Other income/(expense)	(2,244)	3	(1,003)	65
(Loss)/income before interest expense, reorganization items and income taxes	(37,514)	63,963	69,540	171,994
Interest expense	(9,519)	(11,050)	(29,951)	(32,036)
(Loss)/income before reorganization items and income taxes	(47,033)	52,913	39,589	139,958
Reorganization items, net	(3,849)	(953)	102	(4,508)
(Loss)/income before income taxes	(50,882)	51,960	39,691	135,450
Income tax benefit/(provision)	20	(27)	(157)	114
Net (loss)/income	$(50,862)	$51,933	$39,534	$135,564

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	29,157,387	29,157,387	29,157,387	29,157,387

Per Share Amounts:
Basic and Diluted net (loss)/income per share	$(1.74)	$1.78	$1.36	$4.65

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (Loss)/Income	$(50,862)	$51,933	$39,534	$135,564
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	6,263	(5,670)	(1,175)	(105)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	45	54	173	22
Net change in unrecognized actuarial losses	305	416	1,176	170
Other Comprehensive Income/(Loss), net of tax:	6,613	(5,200)	174	87
Comprehensive (Loss)/Income	$(44,249)	$46,733	$39,708	$135,651

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$39,534	$135,564
Items included in net income not affecting cash flows:
Depreciation and amortization	60,482	60,457
Loss on write-down of vessels	49,640	-
Amortization of debt discount and other deferred financing costs	4,652	4,223
Direct and allocated stock compensation, non-cash	2,157	1,577
Undistributed earnings of affiliated companies	(36,743)	(32,887)
Allocated reorganization items, non-cash	(102)	4,508
Other – net	-	12
Items included in net income related to investing and financing activities:
Allocated general and administrative expenses recorded as capital contributions	1,220	586
Loss on repurchase of debt	1,342	-
Gain on disposal of vessels and other property	(171)	(4,404)
Payments for drydocking	(4,933)	(10,595)
Deferred financing costs paid for loan modification	(8,273)	(5,545)
Changes in operating assets and liabilities:
Decrease in receivables	24,005	15,949
(Decrease)/increase in cost sharing reimbursement payable to Former Parent	(2,261)	4,241
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	599	913
Net cash provided by operating activities	131,148	174,599
Cash Flows from Investing Activities:
Decrease in restricted cash	8,989	61,104
Expenditures for vessels and vessel improvements	(591)	(716)
Proceeds from disposal of vessels	-	16,954
Expenditures for other property	(72)	-
Investments in and advances to affiliated companies	(987)	(153)
Repayments of advances from affiliated companies	18,500	25,000
Net cash provided by investing activities	25,839	102,189
Cash Flows from Financing Activities:
Extinguishment of debt	(65,167)	-
Payments on debt	(88,520)	(4,713)
Dividend payments to Former Parent	(202,000)	(200,000)
Net cash used in financing activities	(355,687)	(204,713)
Net increase/(decrease) in cash and cash equivalents	(198,700)	72,075
Cash and cash equivalents at beginning of year	308,858	178,240
Cash and cash equivalents at end of period	$110,158	$250,315

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			(Accumulated
		Paid-in	Deficit)/	Accumulated Other
	Common	Additional	Retained	Comprehensive
	Stock	Capital	Earnings	Loss*	Total
Balance at January 1, 2016	$29,825	$1,325,504	$92,581	$(64,124)	$1,383,786
Net income			39,534		39,534
Dividends paid**		(53,185)	(148,815)		(202,000)
Other comprehensive income				174	174
Capital contribution of Former Parent		3,275			3,275
Balance at September 30, 2016	$29,825	$1,275,594	$(16,700)	$(63,950)	$1,224,769

Balance at January 1, 2015	$29,825	$1,434,603	$888	$(74,373)	$1,390,943
Net income			135,564		135,564
Dividends paid**		(118,523)	(81,477)		(200,000)
Other comprehensive income				87	87
Capital contribution of Former Parent		6,681			6,681
Balance at September 30, 2015	$29,825	$1,322,761	$54,975	$(74,286)	$1,333,275

*	Amounts are net of tax.

**	Dividends paid per share were $6.93 and $6.86 for the nine months ended September 30, 2016 and 2015, respectively.

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Spin-Off from Overseas Shipholding Group, Inc.:

During the periods covered by this report, International Seaways, Inc. (“INSW”), formerly named OSG International, Inc. (“OIN”) was a wholly owned subsidiary of Overseas Shipholding Group, Inc. (“OSG” or “Former Parent”). On November 30, 2016 (the “Distribution Date”), OSG completed the previously announced separation of its business into two independent publicly-traded companies through the spin-off of INSW. The spin-off transaction was in the form of a pro rata dividend to holders of OSG common stock and warrants of 100% of the common stock of INSW. OSG has retained the U.S. Flag business and INSW holds entities and other assets and liabilities that formed OSG’s former International Flag business. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

On November 30, 2016, we amended and restated our articles of incorporation (“Amended and Restated Articles of Incorporation”). In accordance with the Amended and Restated Articles of Incorporation, immediately prior to the distribution, as described in the following paragraph, INSW effected a stock split on its 102.21 issued and outstanding shares of common stock to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure. Following the distribution our authorized capital stock consisted of 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

Effective as of 5:00 p.m., New York time, on the Distribution Date, our common stock was distributed, on a pro rata basis, to OSG’s stockholders and warrant holders of record as of 5:00 p.m., New York time, on November 18, 2016 (the “Record Date”). On the Distribution Date, each holder of OSG common stock received 0.3333 shares of our common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received 0.3333 shares of our common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution, without giving effect to the exercise price (or 0.063327 INSW shares per warrant). Fractional shares of our common stock were not distributed in the spin-off. Holders of OSG common stock and warrants received cash in lieu of fractional shares of our common stock. The spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with OSG related to the spin-off, including a Transition Services Agreement and an Employee Matters Agreement. These agreements govern the relationship between us and OSG following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by OSG to INSW and by INSW to OSG. For a discussion of each agreement, see the section entitled “Certain Relationships and Transactions with Related Persons, Affiliates and Affiliated Entities— Agreements with OSG” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 9, 2016 (the “Information Statement”).

Our Registration Statement on Form 10 was declared effective by the SEC on November 10, 2016, and our common stock began “regular-way” trading on the New York Stock Exchange on December 1, 2016, under the symbol “INSW.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of INSW, a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the individual entities that comprise INSW carved out from the historical results of operations, cost basis of the assets and liabilities and cash flows of OSG for these entities using both specific identification and allocation consistent with prior periods. Following our spin-off from OSG, we now perform previously allocated functions using internal resources and purchased services, some of which will be provided by OSG during a transitional period pursuant to the Transitional Services Agreement.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in Exhibit 99.1 of the Company’s Amendment No. 6 to Form 10 filed on November 9, 2016.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 3, “Significant Accounting Policies” for additional information.

Dollar amounts, except per share amounts are in thousands.

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Former Parent and 180 of its subsidiaries (the “Debtors”), including INSW Debtor entities, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG, including INSW Debtor entities, emerged from bankruptcy. As of September 30, 2016, only OSG’s case, as the Former Parent, remains open from the original 181 Chapter 11 cases.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy date as a direct result of the filing of the Chapter 11 cases and are comprised of the following:

	Three Months Ended
	September 30,
	2016	2015
Trustee fees	$20	$1
Professional fees	552	952
Other claim adjustments	3,277	-
	$3,849	$953

	Nine Months Ended
	September 30,
	2016	2015
Trustee fees	$60	$117
Professional fees	(3,439)	4,301
Other claim adjustments	3,277	90
	$(102)	$4,508

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 12, 2016, OSG entered into an agreement with Proskauer and four of its partners to settle the malpractice suit filed by the Former Parent in March 2014 and the countersuit filed by Proskauer. Settlement proceeds exceeded OSG’s related out-of-pocket expenses. The table above reflects the recovery of previously allocated professional fees associated with the Proskauer litigation. See Note 16, “Contingencies,” for additional information relating to the Proskauer settlement.

Cash paid for reorganization items was $0 for the three and nine months ended September 30, 2016 and 2015. Allocations of non-cash reorganization expenses recorded as a capital contribution from/(distribution to) the Parent were $3,849 and ($102) for the three and nine months ended September 30, 2016, respectively, and $953 and $4,508 for the three and nine months ended September 30, 2015, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Legally restricted cash as of December 31, 2015 of $8,989 relates to the INSW Facilities (as defined in Note 10, “Debt”). Such restricted cash reserves were included in the non-current assets section of the condensed consolidated balance sheet at December 31, 2015. Activity relating to restricted cash is reflected in investing activities in the unaudited condensed consolidated statements of cash flows.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine month periods ended September 30, 2016 and 2015, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 86% and 82% of consolidated voyage receivables at September 30, 2016 and December 31, 2015, respectively.

Deferred finance charges — Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $1,876 and $1,741 relating to the INSW Revolver Facility (as defined in Note 10) are included in other assets in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Unamortized deferred financing charges of $21,590 and $22,866 relating to the INSW Term Loan (as defined in Note 10) are included in long-term debt (reflecting the adoption of ASU No. 2015-03 discussed below) in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,484 and $4,501 for the three and nine months ended September 30, 2016, respectively, and $1,538 and $4,067 for the three and nine months ended September 30, 2015, respectively.

Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. During the quarter ended September 30, 2016, management determined that certain of the Company’s vessels were impaired. See Note 6,”Vessels” for further discussion on the impairment tests performed on certain of our vessels at September 30, 2016.

Income Taxes — Substantially all of the companies included in the INSW unaudited condensed consolidated financial statements were excluded from the OSG consolidated group for U.S. income taxes. INSW financial statements have been prepared on the basis that OSG was responsible for all U.S. taxes for periods prior to October 1, 2016. Historically, the Company has not operated as an independent stand-alone entity. However, for the purposes of these unaudited condensed consolidated financial statements INSW has calculated income taxes as if it had filed relevant income tax returns on a stand-alone basis.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Standards —In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this accounting standard on January 1, 2016 and has applied the guidance retrospectively. The impact of the retrospective adoption on the Company’s December 31, 2015 balance sheet are reductions of both other assets and long-term debt by $22,866.

Recently Issued Accounting Standards —In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company could recognize increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205), which explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of this accounting standard to have any impact on the Company’s consolidated financial statements upon adoption.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB subsequently delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

Note 4 — Earnings per Common Share:

Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method. There were no dilutive equity securities outstanding at September 30, 2016 and 2015, respectively.

The components of the calculation of basic earnings per share and diluted earnings per share giving effect to the stock split described in Note 1, “Basis of Presentation,” are as follows:

	Three Months Ended
	September 30,
	2016	2015

Net (loss)/income	$(50,862)	$51,933

Weighted average common shares outstanding:	29,157,387	29,157,387
Common stock - basic and diluted	$(1.74)	$1.78

	Nine Months Ended
	September 30,
	2016	2015

Net income	$39,534	$135,564

Weighted average common shares outstanding:	29,157,387	29,157,387
Common stock - basic and diluted	$1.36	$4.65

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: International Crude Tankers and International Product Carriers. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs and gain/(loss) on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2016 and 2015 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2016:
Shipping revenues	$53,532	$27,239	$-	$80,771
Time charter equivalent revenues	50,156	27,010	-	77,166
Depreciation and amortization	13,265	6,885	226	20,376
(Loss)/gain on disposal of vessels and other property, including impairments	(4,315)	(45,325)	-	(49,640)
Adjusted income/(loss) from vessel operations	13,428	(1,575)	(77)	11,776
Equity in income of affiliated companies	9,321	-	3,167	12,488
Investments in and advances to affiliated companies at September 30, 2016	287,303	15,241	60,700	363,244
Adjusted total assets at September 30, 2016	1,087,118	448,495	60,700	1,596,313

Three months ended September 30, 2015:
Shipping revenues	80,896	50,220	5	131,121
Time charter equivalent revenues	76,222	49,980	5	126,207
Depreciation and amortization	12,817	7,306	281	20,404
(Loss)/gain on disposal of vessels and other property	(4)	3,236	6	3,238
Adjusted income from vessel operations	38,945	22,452	521	61,918
Equity in income of affiliated companies	8,537	-	2,441	10,978
Investments in and advances to affiliated companies at September 30, 2015	280,678	13,964	48,965	343,607
Adjusted total assets at September 30, 2015	1,156,097	513,208	48,965	1,718,270

Nine months ended September 30, 2016:
Shipping revenues	212,907	99,602	-	312,509
Time charter equivalent revenues	204,059	98,771	-	302,830
Depreciation and amortization	39,225	20,523	734	60,482
(Loss)/gain on disposal of vessels and other property, including impairments	(4,114)	(45,325)	(30)	(49,469)
Adjusted income from vessel operations	96,312	14,581	94	110,987
Equity in income of affiliated companies	27,312	-	8,781	36,093
Expenditures for vessels and vessel improvements	57	534	-	591
Payments for drydockings	3,541	1,392	-	4,933

Nine months ended September 30, 2015:
Shipping revenues	235,843	136,758	63	372,664
Time charter equivalent revenues	220,012	135,863	59	355,934
Depreciation and amortization	37,982	21,206	1,269	60,457
(Loss)/gain on disposal of vessels and other property	3	3,231	1,170	4,404
Adjusted income/(loss) from vessel operations	113,245	51,679	(426)	164,498
Equity in income of affiliated companies	25,908	-	9,318	35,226
Expenditures for vessels and vessel improvements	-	716	-	716
Payments for drydockings	8,334	2,261	-	10,595

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	September 30,
	2016	2015
Time charter equivalent revenues	$77,166	$126,207
Add: Voyage expenses	3,605	4,914
Shipping revenues	$80,771	$131,121

	Nine Months Ended
	September 30,
	2016	2015
Time charter equivalent revenues	$302,830	$355,934
Add: Voyage expenses	9,679	16,730
Shipping revenues	$312,509	$372,664

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2016	2015
Total adjusted income from vessel operations of all segments	$11,776	$61,918
General and administrative expenses	(9,894)	(12,174)
(Loss)/gain on disposal of vessels and other properties, including impairments	(49,640)	3,238
Consolidated (loss)/income from vessel operations	(47,758)	52,982
Equity in income of affiliated companies	12,488	10,978
Other (expense)/income	(2,244)	3
Interest expense	(9,519)	(11,050)
Reorganization items, net	(3,849)	(953)
(Loss)/income before income taxes	$(50,882)	$51,960

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Total adjusted income from vessel operations of all segments	$110,987	$164,498
General and administrative expenses	(27,068)	(32,160)
Technical management transition costs	-	(39)
(Loss)/gain on disposal of vessels and other properties, including impairments	(49,469)	4,404
Consolidated income from vessel operations	34,450	136,703
Equity in income of affiliated companies	36,093	35,226
Other (expense)/income	(1,003)	65
Interest expense	(29,951)	(32,036)
Reorganization items, net	102	(4,508)
Income before income taxes	$39,691	$135,450

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2016	2015

Total assets of all segments	$1,596,313	$1,718,270
Corporate unrestricted cash	110,158	250,315
Corporate restricted cash	-	8,989
Other unallocated amounts	2,840	2,118
Consolidated total assets	$1,709,311	$1,979,692

Note 6 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since June 30, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of September 30, 2016 and concluded that there were such indications, as described further below.

The Company has been monitoring the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, as well as the decline in forecasted near term charter rates, and concluded that the declines in vessel valuations of up to 20% during the quarter ended September 30, 2016 for 28 vessels in its fleet with carrying values in excess of their estimated market values and the declines in forecasted near term charter rates constituted impairment trigger events for these vessels as of September 30, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and the OSG Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. The remaining 24 vessels tested had estimated undiscounted future cash flows in excess of their carrying values. The aggregate carrying values of these vessels were approximately $210,000 in excess of their respective estimated market values.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the nine months ended September 30, 2016. During the three months ended September 30, 2015, the Company sold a 1998-built International Flag MR. The Company recognized a gain of $3,236 on the sale of this vessel during the three and nine months ended September 30, 2015.

Note 7— Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2016, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels (the “FSO Joint Venture”).

Floating Storage and Offloading Service Vessels Joint Venture

Maersk Oil Qatar AS awarded two service contracts to a joint venture between INSW and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $75,343 and $104,200 was outstanding under this facility as of September 30, 2016 and December 31, 2015, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $0.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $145,432 and $201,346 as of September 30, 2016 and December 31, 2015, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were a gain of $74 and a loss of $235 for the three months ended September 30, 2016 and 2015, respectively, and losses of $164 and $606 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the joint venture had a liability of $3,453 and $7,203, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $411 and $1,334 at September 30, 2016 and December 31, 2015, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

The carrying amount of the Company’s investment in and advances to the FSO Joint Venture is $279,447 as of September 30, 2016. The charters under which the Company’s FSO Joint Venture vessels currently operate expire between July and September 2017 and may not be renewed. Qatar Petroleum announced in June 2016 that it had awarded a 30% interest in the concession covering the field on which the FSO vessels operate to a new development partner. Thus, any renewal of the charters under which the FSO Joint Venture vessels operate would need to be negotiated with this new development partner and may not be comparable to the existing agreements with respect to rates and other material terms or the charters might not be extended at all. If events relating to these risks were to come to pass, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Currently, the FSO Joint Venture is party to a number of contracts to which OSG serves as guarantor: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with OSG and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ‘‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ‘‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ‘‘MOQ Service Contracts’’).

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Distribution on November 30, 2016, INSW now guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ‘‘MOQ Guarantee’’, together with the ING and Nordea Guarantees, the ‘‘INSW FSO Guarantees’’). OSG will continue to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘OSG FSO Guarantees’’).

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $648,813 and $678,132 was outstanding under this secured facility as of September 30, 2016 and December 31, 2015, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $627,488 and $656,400 at September 30, 2016 and December 31, 2015, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2016 and December 31, 2015, the joint venture recorded a liability of $107,965 and $103,262, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $53,807 and $51,467 at September 30, 2016 and December 31, 2015, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 14, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

INSW entered into guarantee arrangements in connection with the spin-off on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements’’, and such guarantees, collectively, the ‘‘LNG Performance Guarantees’’). OSG will continue to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantees’’ and collectively, with the OSG FSO Guarantees the ‘‘Continuing OSG Guarantees’’).

In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees. INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended
	September 30,
	2016	2015
Shipping revenues	$61,955	$61,796
Ship operating expenses	(27,250)	(28,512)
Income from vessel operations	34,705	33,284
Other expense	(295)	(240)
Interest expense	(10,420)	(12,075)
Net income	$23,990	$20,969

	Nine Months Ended
	September 30,
	2016	2015
Shipping revenues	$184,713	$184,383
Ship operating expenses	(81,962)	(81,764)
Income from vessel operations	102,751	102,619
Other (expense) / income	(1,017)	990
Interest expense	(32,539)	(36,117)
Net income	$69,195	$67,492

Note 8 — Variable Interest Entities (“VIEs”):

As of September 30, 2016, the Company participates in six commercial pools and two joint ventures. One of the pools and the FSO Joint Venture were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2016:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$282,181

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and interest rate swap obligations. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2016:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$321,600

In addition, as of September 30, 2016, the Company had approximately $8,001 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2016. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair value of INSW’s debt is estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that INSW would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty or the INSW’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes INSW's own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of INSW’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2016:
Cash	$110,158	$110,158	$-
INSW Term loan	(462,661)	-	(462,661)

December 31, 2015:
Cash (1)	$317,847	$317,847	$-
INSW Term loan	(601,928)	-	(601,928)

(1)	Includes non-current restricted cash aggregating $8,989.

Derivatives

INSW manages its exposure to interest rate volatility risk by using derivative instruments.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest Rate Risk

INSW uses interest rate caps and swaps for the management of interest rate risk exposure. At September 30, 2016 and December 31, 2015, INSW was party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 5, 2015 with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the INSW Term Loan. The Interest Rate Cap agreement was designated and qualified as a cash flow hedges and contains no leverage features. The Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the condensed consolidated balance sheets on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the September 30, 2016 and December 31, 2015 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
September 30, 2016:

Derivatives designated as hedging instruments:
Interest rate caps:
Long-term portion	Other assets	$-	Other liabilities	$-
Total derivatives designated as hedging instruments		$-		$-

December 31, 2015:

Derivatives designated as hedging instruments:
Interest rate caps:
Long-term portion	Other assets	$2	Other liabilities	$-
Total derivatives designated as hedging instruments		$2		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and nine month periods ended September 30, 2016 and 2015 follows:

	Three Months Ended
	September 30,
	2016	2015
Interest rate swaps	$2,302	$(10,152)
Interest rate caps	-	(40)
Total	$2,302	$(10,192)

	Nine Months Ended
	September 30,
	2016	2015
Interest rate swaps	$(13,365)	$(13,388)
Interest rate caps	(3)	(469)
Total	$(13,368)	$(13,857)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015 follows:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2016:
Interest rate caps	Interest expense	$(157)	Interest expense	$-
Total		$(157)		$-

September 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the nine months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2016:
Interest rate caps	Interest expense	$(244)	Interest expense	$-
Total		$(244)		$-

September 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

See Note 14, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at September 30, 2016:
Derivative Assets (interest rate caps)	$-	$-	$-	(1)

Assets/(Liabilities) at December 31, 2015:
Derivative Assets (interest rate caps)	$2	$-	$2	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of impairments measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2016:

Description	Fair Value	Level 2	Total Impairment Charges
Assets:

International Crude Tankers - Vessels held and used	$28,875	$28,875	$(4,315)

International Product Tankers - Vessels held and used	$40,000	$40,000	$(45,325)

Aggregate per-tax impairment charges of $49,640 were recorded in the third quarter of 2016 related to two vessels held and used in each of the International Tanker and International Product Carriers segments. The fair value used to determine impairment for the vessels held and used was based upon a market approach, which considered the expected sales prices of vessels obtained from vessel appraisals. Because sales of vessel occur somewhat infrequently the expected sales prices are considered to be Level 2.

Note 10 — Debt:

Debt consists of the following:

	September 30,	December 31,
	2016	2015
INSW term loan, due 2019, net of unamortized discount and deferred costs of $22,116 and $23,727	$439,390	$595,222
Less current portion	(6,183)	(6,284)
Long-term portion	$433,207	$588,938

Exit Financing Facilities

Capitalized terms used hereafter in this Note 10 have the meanings given in this Quarterly Report on Form 10-Q or in INSW’s consolidated financial statements for the year ended December 31, 2015 included in the Form 10 filed on November 9, 2016 or in the respective transaction documents referred to below, including subsequent amendments thereto.

As of September 30, 2016, no amounts had been drawn under the INSW revolving loan facility.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 18, 2016, the Company entered into a second amendment (the “Second INSW Credit Agreement Amendment”) to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amends the conditions under which the INSW Facilities permit OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permits the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and alters certain conditions for providing such loans; (iii) increased the amount of certain investments INSW and its subsidiaries may make under the INSW Facilities; and (iv) required INSW to prepay outstanding Initial Term Loans (as defined in the INSW Facilities) in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

On November 30, 2016, the Company entered into a fourth amendment (the “Fourth INSW Credit Agreement Amendment”) to the INSW Facilities primarily to reflect the spin-off of INSW from OSG. The Fourth INSW Credit Agreement Amendment, among other things, (i) removed OSG as guarantor of the facility; (ii) replaced restrictions on the movement of funds to OSG with limitations on the use of the Available Amount to pay dividends to shareholders and (iii) added or modified certain definitions.

The INSW Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loan, adjusted for optional and mandatory prepayments. The INSW Facilities stipulate if annual aggregate net cash proceeds of asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the INSW facility.

The INSW Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow. Management estimates that no prepayment will be required for the INSW Term Loan as a result of our estimate of Excess Cash Flow for the year ended December 31, 2016.

The INSW Facilities contain certain restrictions relating to new borrowings, and prior to the Fourth INSW Credit Agreement Amendment, the movement of funds between the borrowers and OSG (as the Former Parent), who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Former Parent’s ability to receive cash dividends, loans or advances from INSW was restricted prior to the Fourth INSW Credit Agreement Amendment. The Available Amount for cash dividends, loans and advances to the Former Parent, permitted under the INSW Term Loan was $30,200 as of September 30, 2016, after INSW’s dividend distributions to the Parent of $102,000 during the nine months then ended. INSW’s additional $100,000 dividend distribution to OSG, pursuant to the Third INSW Credit Agreement Amendment described above, did not impact the Available Amount.

The INSW Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the INSW Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. INSW was in compliance with this covenant as of September 30, 2016. The Company had substantial headroom under this covenant at September 30, 2016.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three and nine months ended September 30, 2016 was $9,212 and $29,488, respectively, and for the three and nine months ended September 30, 2015, $11,013 and $31,823, respectively.

Interest paid for the INSW Facilities for the three and nine months ended September 30, 2016 was $8,471 and $26,097, respectively, and for the three and nine months ended September 30, 2015 was $9,155 and $27,236, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The net loss of $1,342 realized on these transactions for the nine months ended September 30, 2016 is included in other (expense)/income in the unaudited condensed consolidated statement of operations. The net loss reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating $225) incurred by INSW in relation to the open market repurchases and INSW Term Loan amendments are included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

Note 11 — Taxes:

The Company recorded an income tax benefit/(provision) for the three and nine months ended September 30, 2016, of $20 and $(157), respectively, and for the three and nine months ended September 30, 2015, of $(27) and $114, respectively, which represent effective tax rates of nil for all such periods.

As of September 30, 2016 and December 31, 2015, the Company has recognized a reserve for uncertain tax positions of $41 and $40, respectively, and accrued interest of $19 and $22, respectively, in its noncurrent other liabilities in the condensed consolidated balance sheets.

Note 12 — Related Parties:

The following tables show certain related party transactions between INSW and OSG (as the Former Parent):

	Three Months Ended
	September 30,
	2016	2015
Corporate overhead allocations from the Former Parent:
General and administrative	$7,403	$10,832
Depreciation	140	176
Reorganization items, net	3,849	953
Total corporate overhead allocations from the Former Parent	$11,392	$11,961

	Nine Months Ended
	September 30,
	2016	2015
Corporate overhead allocations from the Former Parent:
General and administrative	$22,098	$28,959
Depreciation	467	556
Reorganization items, net	(102)	4,508
Total corporate overhead allocations from the Former Parent	$22,463	$34,023

The outstanding amounts due to the Former Parent and non-INSW subsidiaries of the Former Parent for cost sharing reimbursements were $9,089 and $11,350 at September 30, 2016 and December 31, 2015, respectively.

Corporate Overhead Allocations from the Former Parent

During the periods presented, the Company benefited from certain corporate functions provided by the Former Parent and non-INSW subsidiaries of the Former Parent. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of the Former Parent. An allocation of these corporate expenses, including legal costs related to the Proskauer Action, has been reflected in the unaudited condensed consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by the Former Parent is not subject to allocation because it is not directly related to the INSW business. Reorganization items, net for the nine months ended September 30, 2016, includes a credit for the recovery of costs allocated to INSW in prior years related to the Proskauer Action (described in Note 16, “Contingencies”), which was settled by the Former Parent in February 2016.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital Contributions from the Former Parent

For the nine months ended September 30, 2016 the Company recorded capital contributions from OSG of $3,275 comprised of allocated reorganizations items, net of ($102), non-cash expense relating to stock compensation benefits of $2,157 and certain allocated general and administrative costs of $1,220. For the nine months ended September 30, 2015, the Company recorded capital contributions from OSG of $6,681, comprised of allocated reorganizations items, net of $4,508, non-cash expense relating to stock compensation benefits of $1,577, certain allocated general and administrative expenses of $586 and other capital contributions of $10 relating to the forgiveness of intercompany balances due to OSG. For additional information relating to stock compensation benefits see Note 13, “Stock Compensation.”

Note 13 —Stock Compensation:

INSW accounts for stock compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

OSG maintains various stock-based compensation arrangements, under which it provides awards to employees of INSW of restricted stock units; performance restricted stock units and stock options to purchase shares of OSG. Because INSW provides employee services in consideration for the participation of INSW’s employees in these plans, a share-based compensation expense for the awards granted to INSW’s employees has been reflected in the unaudited condensed consolidated statement of operations. Furthermore, the restricted stock, restricted stock unit and stock option grants also relate to directors or individuals that are considered to be employees of OSG. Compensation expense relating to such grants is a component of general and administrative expense on the unaudited condensed consolidated statement of operations.

On June 2, 2016, the OSG Board of Directors (“OSG Board”) authorized OSG to take action to transfer the listing of its Class A common stock to the New York Stock Exchange from the NYSE MKT (the “Transfer”). In conjunction with the Transfer, the OSG Board approved the Reverse Split Amendment to OSG’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment affected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of OSG Class A common stock and OSG Class B common stock, par value $0.01 per share. The Reverse Split Amendment became effective on June 13, 2016. The Transfer was approved by the New York Stock Exchange on June 23, 2016.

The Incentive Plans described below contain anti-dilution provisions whereby in the event of any change in the capitalization of OSG, the number and type of securities underlying outstanding awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding awards upon the reverse stock split. As the fair value of the awards immediately before and after the modification did not change, no additional compensation was recognized as a result of such modification. All of the share and per share information below has been recast to reflect the impact of the reverse stock split.

Director Compensation - Restricted Common Stock

OSG awarded a total of 65,769 restricted OSG Class A common stock shares during the nine months ended September 30, 2016 to its non-employee directors. The weighted average fair value of OSG’s stock on the measurement date of such awards was $11.86 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or June 8, 2017, subject to each director continuing to provide services to OSG through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of OSG, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2016, OSG granted 276,103 time-based restricted stock units (“RSUs”) to its senior officers. The weighted average grant date fair value of these awards was $12.31 per RSU. Each RSU represents a contingent right to receive one share of OSG Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2016, OSG awarded 119,853 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to OSG’s Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, as of September 30, 2016, OSG management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $11.82 per RSU.

In addition, during the nine months ended September 30, 2016, OSG granted 38,547 performance-based RSUs (which represented the 2016 tranche of the awards made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $11.82 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards will vest on December 31, 2016, subject in each case to OSG’s Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017. Achievement of the performance condition in this award was considered probable at March 31, 2016, and accordingly, compensation cost has been recognized commencing on March 30, 2016, the date of the award. There have been no changes in the probability of the achievement of the performance conditions as of September 30, 2016.

During the nine months ended September 30, 2016, OSG awarded to certain of its senior officers an aggregate of 449,689 stock options. Each stock option represents an option to purchase one share of OSG Class A common stock for an exercise price that ranged between $11.82 and $12.69 per share. The average grant date fair value of the options was $4.83 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
As of	2016	2015
Unrealized losses on derivative instruments	$(54,621)	$(53,446)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(9,287)	(10,636)
Foreign currency translation adjustment	(42)	(42)
	$(63,950)	$(64,124)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2016 and 2015 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Foreign currency translation adjustment	Total

Balance as of June 30, 2016	$(60,884)	$(9,637)	$(42)	$(70,563)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	2,302	350	-	2,652
Amounts reclassified from accumulated other comprehensive loss	3,961	-	-	3,961
Total change in accumulated other comprehensive loss	6,263	350	-	6,613
Balance as of September 30, 2016	$(54,621)	$(9,287)	$(42)	$(63,950)

Balance as of June 30, 2015	$(55,791)	$(13,266)	$(29)	$(69,086)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(10,192)	470	-	(9,722)
Amounts reclassified from accumulated other comprehensive loss	4,522	-	-	4,522
Total change in accumulated other comprehensive loss	(5,670)	470	-	(5,200)
Balance as of September 30, 2015	$(61,461)	$(12,796)	$(29)	$(74,286)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Foreign currency translation adjustment	Total

Balance as of December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(13,368)	1,349	-	(12,019)
Amounts reclassified from accumulated other comprehensive loss	12,193	-	-	12,193
Total change in accumulated other comprehensive loss	(1,175)	1,349	-	174
Balance as of September 30, 2016	$(54,621)	$(9,287)	$(42)	$(63,950)

Balance as of December 31, 2014	$(61,356)	$(12,988)	$(29)	$(74,373)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(13,857)	192	-	(13,665)
Amounts reclassified from accumulated other comprehensive loss	13,752	-	-	13,752
Total change in accumulated other comprehensive loss	(105)	192	-	87
Balance as of September 30, 2015	$(61,461)	$(12,796)	$(29)	$(74,286)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	September 30,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2016	2015	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,804)	$(4,522)	Equity in income of affiliated companies

Interest rate caps entered into by the Company	(157)	-	Interest expense
	$(3,961)	$(4,522)	Total before and net of tax

	Nine Months Ended
	September 30,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2016	2015	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(11,949)	$(13,752)	Equity in income of affiliated companies

Interest rate caps entered into by the Company	(244)	-	Interest expense
	$(12,193)	$(13,752)	Total before and net of tax

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 15 — Leases:

1. Charters-in:

As of September 30, 2016, INSW had commitments to charter in seven vessels. All of the charters-in are accounted for as operating leases, of which three are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At September 30, 2016	Amount	Operating Days
2016	$1,725	276
2017	6,644	1,063
2018	1,744	279
Net minimum lease payments	$10,113	1,618

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Time Charters-in:

At September 30, 2016	Amount	Operating Days
2016	$7,727	712
2017	14,571	1,354
2018	730	152
Net minimum lease payments	$23,028	2,218

The future minimum commitments for time charters-in exclude amounts with respect to vessels chartered-in where the duration of the charter was one year or less at inception but includes amounts with respect to workboats employed in the Crude Tankers Lightering business. Time charters-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because INSW does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables provide INSW with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At September 30, 2016	Amount	Operating Days
2016	$22,239	907
2017	27,862	1,321
2018	721	131
Net minimum lease payments	$50,822	2,359

Future minimum revenues do not include (1) INSW’s share of time charters entered into by the pools in which it participates, and (2) INSW’s share of time charters entered into by the joint ventures, which INSW accounts for under the equity method. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office Lease:

In connection with the spin-off, on November 17, 2016, OSG assigned to the Company its interest in the lease agreement for approximately 13,100 square feet of office space for the Company’s New York headquarters. The term of the lease agreement ends in August 2021 and the annual minimum lease payments will approximate $900.

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred. The following includes a description the Former Parent’s contingencies, which have had a direct or indirect impact on INSW’s financial position, results of operations and cash flows.

Class Action Lawsuits and Derivative Actions

OSG has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Equity Plan, which became effective on August 5, 2014. Under the terms of that settlement, the Equity Plan provides for full satisfaction of the claims of the putative class through (i) $7,000 in cash, which was paid on August 5, 2014, (ii) $3,000 in cash, which was paid by OSG on August 5, 2015, (iii) any remaining cash in the Class E1 Disputed Claims Reserve established by the Equity Plan following resolution of all other Class E1 claims, which was paid on October 5, 2015, (iv) 15% (or $2,136) of the Net Litigation Recovery in the action against Proskauer (described below), which was paid on April 5, 2016, (v) $5,000 in cash, following the entry of a final order resolving the Proskauer action, which was paid on March 17, 2016, and (vi) proceeds of any residual interest OSG has in certain director and officer insurance policies.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The settled claims stem from OSG’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of OSG, on the recommendation of management, concluded that OSG’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against OSG, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of OSG’s public offering of notes in March 2010 (the “Offering”). OSG’s former independent registered public accounting firm was later added as a defendant. Subsequent to OSG’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name OSG as a defendant. The consolidated suit is purportedly on behalf of purchasers of OSG securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs alleged that documents that OSG filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing OSG’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs asserted claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of OSG. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District issued an order granting that motion. On July 1, 2015, the plaintiffs noticed an appeal of that order to the U.S. Court of Appeals for the Second Circuit. On September 2, 2015, the plaintiffs and OSG’s former independent registered public accounting firm filed a stipulation withdrawing that appeal with prejudice. On August 6, 2015, the plaintiffs moved for the Southern District to preliminarily approve settlements with respect to all of the plaintiffs’ remaining claims, including settlements with former officers and directors of OSG, OSG’s former underwriters, and OSG’s current independent registered public accounting firm that contemplate payments of $10,500, $4,000 and $1,750, respectively, on behalf of such defendants. On August 12, 2015, the Southern District preliminarily approved those settlements, and on December 2, 2015, entered orders that (a) certified the proposed class for settlement purposes, (b) approved a plan of allocation for distribution of settlement proceeds, (c) finally approved those settlements, and (d) entered final orders of judgment dismissing the remaining defendants from the action.

The plaintiffs in the Southern District action filed a proof of claim against OSG in the Bankruptcy Court. Pursuant to a settlement with such plaintiffs and the putative class on whose behalf their claim is filed, their direct claims against OSG are fully and finally resolved based on the Equity Plan treatment described above. Separately, certain of the defendants in the Southern District have filed claims in the Bankruptcy Court against OSG for indemnification or reimbursement based on potential losses incurred in connection with such action. Each of those indemnification claims, asserted by certain former directors and officers of OSG, have been released pursuant to the Equity Plan or otherwise resolved by the Reorganized Debtors. In addition, the indemnification claims asserted by OSG’s former underwriters have been resolved and paid pursuant to the orders of the Bankruptcy Court and the Equity Plan. On October 5, 2015, following the resolution of all disputed Class E1 claims, the Reorganized Debtors disbursed the remaining funds in the Disputed Claims Reserve for Class E1 to representatives of the putative class in accordance with the Equity Plan and Confirmation Order. The Equity Plan and orders of the Bankruptcy Court foreclose the defendants in the Southern District from pursuing any other or further remedies against OSG.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the Proskauer Plaintiffs and OSG. The Proskauer Plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to OSG, which was the subject of OSG’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by the Proskauer Plaintiffs filed motions to dismiss the action. On June 9, 2014, the Proskauer Plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of OSG. On July 18, 2014, the defendants filed motions to dismiss the Proskauer Plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the Proskauer Plaintiffs’ amended complaint in its entirety against the defendants. On March 2, 2015, the Proskauer Plaintiffs filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department (the “Appellate Court”). Proskauer filed its appellant’s brief on August 17, 2015. The appellees filed their response briefs on October 30, 2015 and Proskauer filed its reply brief on November 13, 2015. On February 12, 2016, as part of the settlement agreement between OSG and Proskauer and four of its partners, the Proskauer Plaintiffs agreed to withdraw their appeal of the Supreme Court’s dismissal of the amended complaint against the defendants and on March 31, 2016, the Appellate Court dismissed the appeal.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 21, 2014, the Bankruptcy Court declined to hear OSG’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, OSG re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice claim for breach of duty of care but granted the motion to dismiss the legal malpractice claim for breach of duty of loyalty as subsumed within the duty of care claim. Proskauer and four of its partners appealed this decision to the Appellate Division of the Supreme Court, First Department and on July 2, 2015, the appellate court affirmed the Supreme Court’s denial of Proskauer’s motion to dismiss. In addition, on December 3, 2014, OSG filed a motion with the Supreme Court for partial summary judgment on whether the “joint and several” liability provisions of certain of OSG’s prior loan agreements, which are the focus of the malpractice action, are unambiguous as a matter of law. The Supreme Court denied that motion as being procedurally premature on July 24, 2015.

On May 20, 2015, the Supreme Court issued a scheduling order for discovery in OSG’s malpractice action against Proskauer. Under the terms of that scheduling order, all discovery was to be completed by April 15, 2016. On October 16, 2015, the parties agreed to extend the deadline for all discovery to be completed to August 1, 2016, and the Court issued a revised scheduling order.

On February 12, 2016, OSG entered into an agreement with Proskauer and four of its partners to settle the malpractice suit filed by OSG.

On March 3, 2016, pursuant to the settlement agreement with Proskauer, the Supreme Court entered an order discontinuing the Proskauer action with prejudice, which order has become final and non-appealable.

SEC Investigation

On November 13, 2012, OSG received from the staff of the SEC’s Division of Enforcement (the “Staff”) a request for documents relating to the statements in OSG’s October 22, 2012 Form 8-K. On January 29, 2013, the SEC issued a formal order of private investigation of OSG. OSG has provided documents to the SEC and intends to continue to cooperate fully with the SEC’s investigation.

The Equity Plan provides for funding for potential liabilities that the SEC may assert in connection with its proof of claim (the “SEC Claim”) to the extent that the SEC Claim is allowed. The SEC filed the SEC Claim in respect of contingent and unliquidated amounts that the SEC may assert against OSG as a result of the outcome of its investigation of OSG and certain of its advisors. Pursuant to the Equity Plan, the Debtors will fund a cash reserve of up to $5,000 to satisfy any liabilities on account of the SEC Claim, solely to the extent and upon the entry of a final order of the Bankruptcy Court providing that the SEC Claim or any portion thereof is allowed. This reserve was established in recognition of the fact that the SEC had not completed its investigation prior to the Equity Plan’s confirmation. Pursuant to the Bankruptcy Court’s orders, this reserve is the sole source available for satisfaction of any penalties or other amounts asserted in relation to the SEC’s proof of claim. As noted above, any indemnification or contribution claims by officers or directors of OSG that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 25, 2016, the staff of the SEC provided a “Wells Notice” to OSG’s counsel in connection with the above-referenced investigation, advising that the staff had made a preliminary determination to recommend that the Commission file an enforcement action against OSG. The Wells Notice indicates that such action would allege violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Exchange Act Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13. The Wells Notice further indicates that the Staff’s recommendation may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies including an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil monetary penalties. OSG disagrees with the Staff’s preliminary conclusions. OSG is in the process of responding to the Wells Notice.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s unaudited condensed consolidated financial statements as of September 30, 2016. The next deficit valuation is due March 31, 2018.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £700 ($1,074) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves for this contingency have been recorded in INSW’s unaudited condensed consolidated financial statements as of September 30, 2016.

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries (including without limitation exposure to asbestos and other toxic materials), wrongful death, collision or other casualty and to claims arising under charter parties. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, should not be material to the Company’s financial position, results of operations and cash flows.

Note 17 — Subsequent Events:

The condensed consolidated financial statements of OSG, which issued its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 on November 9, 2016 include the financial results of INSW. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in these unaudited condensed consolidated financial statements through the date of November 9, 2016.

In connection with the spin-off, INSW adopted, and OSG as its sole stockholder has approved, incentive compensation plans that are substantially similar to the plans maintained by OSG in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. INSW has reserved 2,000,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan.

In addition, pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’) in November 2016, INSW now guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme. This guarantee replaces the existing OSG guarantee entered into in November 2010. INSW contributed approximately £5,000 (approximately $6,250 under current exchange rates) to the Scheme in November 2016.

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	our lack of history operating as an independent public company;
•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures in its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;

INTERNATIONAL SEAWAYS, INC.

•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of INSW or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in INSW’s revenues;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of INSW’s vessels by maritime claimants;
•	changes in laws, treaties or regulations;
•	the Company’s ability to operate as a separate public company;
•	changes made by OSG to the terms of the spin-off;
•	failures by OSG to satisfy the terms of agreements related to the spin-off; and
•	the impact that Brexit might have on global trading parties;

The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our International Flag business includes two reportable segments: International Crude Tankers and International Product Carriers. For the nine months ended September 30, 2016 and 2015, we derived 67% and 62%, respectively, of our TCE revenues from our Crude Tankers segment.

As of September 30, 2016, we owned or operated a fleet of 55 vessels aggregating 6.5 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 7 vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two floating storage and offloading (“FSO”) service vessels and four LNG Carriers (together the “JV Vessels”). Other than the JV Vessels, revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 76% and 89% of our total TCE revenues in the spot market for the nine months ended September 30, 2016 and 2015, respectively.

The following is a discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the three and nine month periods ended September 30, 2016 and 2015. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

INTERNATIONAL SEAWAYS, INC.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2016 at 96.7 million barrels per day (“b/d”) an increase of 0.9 million b/d, or 0.9%, over the same quarter in 2015. The estimate for global oil consumption for all of 2016 is 96.1 million b/d, an increase of 1.3% over 2015. It is estimated that OECD demand in 2016 will increase by 0.4% to 46.4 million b/d, while non-OECD demand will increase by 2.3% to 49.7 million b/d.

Global oil production in the third quarter of 2016 totaled 96.7 million b/d, an increase of 0.1 million b/d over the third quarter of 2015. OPEC crude oil production continued record production averaging 33.3 million b/d in the third quarter of 2016, an increase of 0.4 million b/d from the second quarter of 2016, and 1.0 million b/d from the third quarter of 2015. Non-OPEC production decreased by 1.0 million b/d to 56.6 million b/d in the third quarter of 2016 compared with the third quarter of 2015. Driven by lower oil prices, oil production in the U.S. decreased by 0.4 million b/d from 12.6 million b/d in the second quarter of 2016 to 12.2 million b/d in the third quarter of 2016.

U.S. refinery throughput decreased by 0.4 million b/d to 19.3 million b/d in the third quarter of 2016 compared with the comparable quarter in 2015. Crude oil imports increased by about 0.7 million b/d in the third quarter of 2016 compared with the comparable quarter in 2015 as declines in local production required sourcing additional foreign crudes. Imports from OPEC countries increased by 0.7 million b/d in the third quarter of 2016, a 28% increase from the comparable quarter in 2015.

Chinese imports of crude oil continued increasing, with the first nine months of 2016 showing a 14% increase over the comparable period in 2015 as a result of increased strategic or commercial reserve buildup and increased imports by privately owned refineries.

During the third quarter of 2016, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 8.4 million dwt as the crude fleet increased by 6.4 million dwt, while the product carrier fleet expanded by 1.9 million dwt. Year over year, the size of the tanker fleet increased by 27.0 million dwt with the largest increases in the VLCC, MR and Aframax sectors.

During the third quarter of 2016, the total tanker orderbook decreased by 6.1 million dwt including a decrease of 3.9 million dwt in the crude tanker orderbook and a decrease of 2.2 million dwt in the product carrier orderbook.

From the end of the third quarter of 2015 through the end of the third quarter of 2016, the total tanker orderbook declined by 10.1 million dwt due to new vessel deliveries combined with a large reduction in new orders placed during 2016.

VLCC freight rates continued to be weak during the third quarter of 2016, reaching a floor of around $14,000 per day in September before beginning to firm going into the fourth quarter. This was attributable to a normal seasonal adjustment in freight rates seen in third quarters exacerbated by new vessel deliveries during the quarter. Other crude segments had similar earning patterns, and freight rates for product carriers also declined during the quarter to around $8,000 per day during September.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2015. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

INTERNATIONAL SEAWAYS, INC.

Results from Vessel Operations:

During the third quarter of 2016, income/(loss) from vessel operations decreased by $100,740 to $(47,758) from $52,982 in the third quarter of 2015. This decrease reflects the impact of vessel impairment charges (see Note 6, “Vessels,” to the accompanying condensed consolidated financial statements) recorded in the current quarter and lower TCE revenues.

TCE revenues decreased in the current quarter by $49,041, or 39%, to $77,166 from $126,207 in the third quarter of 2015. The decrease was primarily due to a decline in average daily rates in the VLCC, MR, Aframax and LR2 sectors, aggregating approximately $53,761 of the overall decrease. Partially offsetting such decreases were increased revenue days in the VLCC and Aframax fleets, which resulted principally from decreases in drydock and repair days in the current period, and accounted for an increase in TCE revenues of $6,343.

During the first nine months of 2016, income from vessel operations decreased by $102,253 to $34,450 from $136,703 in the first nine months of 2015. This decrease resulted from the same factors which drove the quarter-over-quarter variance described above.

The decrease in TCE revenues in the first nine months of 2016 of $53,104, or 15%, to $302,830 from $355,934 in the corresponding period of the prior year was due to (i) a decline in rates in the MR, Aframax, VLCC and LR2 sectors, which accounted for $68,039 of the overall decrease and (ii) a decrease in MR revenue days, which reflects the sale of a 1998-built MR in July 2015 and the redelivery of an MR to its owners at the expiry of its time charter in March 2015, and accounted for $6,283 of the overall decrease. These negative factors were partially offset by increased revenue days in the VLCC and Aframax fleets due to fewer drydock and repair days, which accounted for a $12,168 increase in revenue, along with a $4,704 increase in revenue resulting from the Company’s ULCC being taken out of lay-up in the first quarter of 2015.

See Note 5, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income/(loss) from vessel operations for the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

International Crude Tankers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
TCE revenues	$50,156	$76,222	$204,059	$220,012
Vessel expenses	(20,918)	(22,393)	(62,545)	(63,598)
Charter hire expenses	(2,545)	(2,067)	(5,977)	(5,187)
Depreciation and amortization	(13,265)	(12,817)	(39,225)	(37,982)
Adjusted income from vessel operations (a)	$13,428	$38,945	$96,312	$113,245
Average daily TCE rate	$23,177	$37,622	$31,653	$36,044
Average number of owned vessels (b)	24.0	24.0	24.0	24.0
Average number of vessels chartered-in under operating leases	0.3	0.1	0.2	0.1
Number of revenue days: (c)	2,164	2,026	6,447	6,104
Number of ship-operating days: (d)
Owned vessels	2,208	2,208	6,576	6,552
Vessels spot chartered-in under operating leases	30	14	41	14

(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, technical management transition costs and gain/(loss) on disposal of vessels, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.
(d)	Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$44,850	$-	$39,000
Revenue days	-	92	-	92
VLCCs:
Average rate	$25,797	$40,034	$57,642	$-
Revenue days	569	145	648	-
Aframaxes:
Average rate	$15,370	$-	$35,521	$-
Revenue days	643	-	564	-
Panamaxes:
Average rate	$13,837	$21,140	$22,652	$15,522
Revenue days	415	271	347	362

INTERNATIONAL SEAWAYS, INC.

Nine Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$43,198	$-	$39,000
Revenue days	-	274	-	183
VLCCs:
Average rate	$45,695	$40,593	$52,477	$-
Revenue days	1,619	533	1,972	-
Aframaxes:
Average rate	$23,321	$-	$33,699	$-
Revenue days	1,905	-	1,814	-
Panamaxes:
Average rate	$20,997	$21,083	$26,200	$14,915
Revenue days	1,269	806	1,049	1,069

During the third quarter of 2016, TCE revenues for the International Crude Tankers segment decreased by $26,066, or 34%, to $50,156 from $76,222 in the third quarter of 2015. Such decrease resulted primarily from the impact of significantly lower average blended rates in the VLCC and Aframax sectors aggregating approximately $32,387, partially offset by a 145-day increase in revenue days in the VLCC and Aframax sectors, which had the effect of increasing revenue by approximately $6,343. The increase in VLCC and Aframax revenue days reflects 146 fewer drydock and repair days in the current quarter.

Vessel expenses decreased by $1,475 to $20,918 in the third quarter of 2016 from $22,393 in the third quarter of 2015. The change in vessel expense reflects a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the Merchant Navy Ratings Pension Fund (“MNRPF”). The MNRPF is a multi-employer defined benefit pension plan covering British crew members that served onboard INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. Charter hire expenses increased by $478 to $2,545 in the third quarter of 2016 from $2,067 in the third quarter of 2015, resulting from an increase in chartered-in Aframaxes by the Crude Tankers Lightering business for utilization in the performance of full service lighterings during the current quarter. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the International Flag Lightering business.

During the first nine months of 2016, TCE revenues for the International Crude Tankers segment decreased by $15,953, or 7%, to $204,059 from $220,012 in the first nine months of 2015 primarily as a result of weaker average daily rates in the VLCC and Aframax sectors, which accounted for a decrease in revenue of approximately $35,705. Such decrease was mitigated to an extent by an increase of 272 revenue days for the VLCC and Aframax fleets, which resulted from fewer drydock and repair days in the current year and increased revenue by approximately $12,168. Also serving to partially offset the decline in rates was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for another 12 months. The re-entry into service of the ULCC accounted for an increase in revenue of $4,704 in the current year.

Vessel expenses decreased by $1,053 to $62,545 in the first nine months of 2016 from $63,598 in the first nine months of 2015. The change in vessel expenses is primarily due to the MNRPF assessment described above. Charter hire expenses increased by $790 to $5,977 in the first nine months of 2016 from $5,187 in the first nine months of 2015, resulting from the International Flag Lightering activities discussed above.

INTERNATIONAL SEAWAYS, INC.

International Product Carriers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
TCE revenues	$27,010	$49,980	$98,771	$135,863
Vessel expenses	(14,633)	(13,443)	(43,222)	(41,729)
Charter hire expenses	(7,067)	(6,779)	(20,445)	(21,249)
Depreciation and amortization	(6,885)	(7,306)	(20,523)	(21,206)
Adjusted (loss)/income from vessel operations	$(1,575)	$22,452	$14,581	$51,679
Average daily TCE rate	$12,194	$22,105	$14,829	$19,426
Average number of owned vessels	18.0	18.3	18.0	18.8
Average number of vessels chartered-in under operating leases	6.7	7.0	6.9	7.3
Number of revenue days	2,215	2,261	6,661	6,994
Number of ship-operating days:
Owned vessels	1,656	1,687	4,932	5,126
Vessels bareboat chartered-in under operating leases	276	276	822	819
Vessels time chartered-in under operating leases	342	368	1,067	1,166

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

INTERNATIONAL SEAWAYS, INC.

Three Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$17,992	$-	$48,062	$-
Revenue days	92	-	92	-
LR1:
Average rate	$15,312	$21,613	$23,959	$21,030
Revenue days	92	270	92	243
MR:
Average rate	$10,690	$11,543	$22,258	$5,294
Revenue days	1,577	184	1,742	92

Nine Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$22,659	$-	$33,592	$-
Revenue days	273	-	273	-
LR1:
Average rate	$22,507	$21,120	$27,614	$17,438
Revenue days	269	793	273	786
MR:
Average rate	$13,880	$11,227	$19,837	$7,454
Revenue days	4,804	521	5,312	350

During the third quarter of 2016, TCE revenues for the International Product Carriers segment decreased by $22,970, or 46%, to $27,010 from $49,980 in the third quarter of 2015. This decrease reflected declining average daily blended rates earned by the MR fleet, which accounted for $18,547 of the overall decrease, and a 73-day decrease in MR revenue days, which accounted for $1,523 of the overall decrease. The reduction in MR revenue days was driven by the sale of the 1998-built MR discussed above along with an increase in drydock and repair days in the current quarter. Also contributing to the decreased TCE revenues were lower average daily spot rates earned by the Company’s LR2, which resulted in a $2,827 decrease in revenue.

International Product Carriers segment vessel expenses increased by $1,190 to $14,633 in the third quarter of 2016 from $13,443 in the third quarter of 2015. Such increase reflects an increase in average daily vessel expenses of $766 per day, partially offset by the impact of the sale of the MR referred to above. The increase in daily vessel expenses primarily reflects higher repair costs.

During the first nine months of 2016, TCE revenues for the International Product Carriers segment decreased by $37,092, or 27%, to $98,771 from $135,863 in the first nine months of 2015. This decrease resulted primarily from a period-over-period decrease in average daily blended rates earned by the MR fleet, which accounted for $29,373 of the total decrease, and a 336-day decrease in MR fleet revenue days, which accounted for $6,283 of the total decrease. The reduction in revenue days was driven by the MR sale referenced above along with the redelivery of an MR upon its charter expiry in March 2015 discussed above.

INTERNATIONAL SEAWAYS, INC.

General and Administrative Expenses

During the third quarter of 2016, general and administrative expenses decreased by $2,280 to $9,894 from $12,174 in the third quarter of 2015. This decrease reflects a decrease in allocated general and administrative costs from the Former Parent of $3,429. Such decrease was partially offset by increased legal, consulting and accounting fees aggregating $1,141 incurred by the Company in the current quarter primarily in connection with the planned spin-off of INSW from OSG.

For the nine months ended September 30, 2016, general and administrative expenses decreased by $5,092 to $27,068 from $32,160 for the same period in 2015, principally due to a decrease in allocated general and administrative costs from the Former Parent of $6,861. Such decrease was partially offset by increased legal, consulting and accounting fees aggregating $957 incurred by the Company primarily in connection with the planned spin-off discussed above, an increase in foreign exchange transaction losses of $334 and the inclusion in the 2015 period of approximately $604 in insurance premium credits.

Equity in Income of Affiliated Companies:

During the third quarter of 2016, equity in income of affiliated companies increased by $1,510 to $12,488 from $10,978 in the third quarter of 2015. This increase results from lower 2016 operating expenses and lower interest expense resulting from a decrease in outstanding debt principal amounts, for both the FSO and LNG joint ventures.

During the first nine months of 2016, equity in income of affiliated companies increased by $867 to $36,093 from $35,226 in the nine months ended September 30, 2015. This increase was principally attributable to a $1,388 increase in earnings from the FSO Joint Venture resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. This increase was offset in part by a $538 decrease in equity in income from the LNG joint venture. This decrease was driven by a $2,200 reimbursement received from the joint venture’s charterer during the nine months ended September 30, 2015 for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts, offset in part, by lower operating expenses.

Interest Expense:

Interest expense was $9,519 and $29,951 for the three and nine months ended September 30, 2016, respectively, compared with $11,050 and $32,036 for the three and nine month periods ending September 30, 2015. The decrease in interest expense over the prior year’s comparable quarter and year-to-date periods reflects the impact of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan in 2016. Interest expense is expected to decrease further for the remainder of 2016 as a result of principal prepayments and open market repurchases made during the nine months ended September 30, 2016 under the INSW Term Loan. Refer to Note 10, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

EBITDA and Adjusted EBITDA:

EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

INTERNATIONAL SEAWAYS, INC.

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net (loss)/ income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (loss)/income	$(50,862)	$51,933	$39,534	$135,564
Income tax (benefit)/provision	(20)	27	157	(114)
Interest expense	9,519	11,050	29,951	32,036
Depreciation and amortization	20,376	20,404	60,482	60,457
EBITDA	(20,987)	83,414	130,124	227,943
Technical management transition costs	-	-	-	39
Loss/(gain) on disposal of vessels, including impairments	49,640	(3,238)	49,469	(4,404)
Loss on repurchase of debt	2,368	-	1,342	-
Other costs associated with repurchase of debt	85	-	225	-
Reorganization items, net	3,849	953	(102)	4,508
Adjusted EBITDA	$34,955	$81,129	$181,058	$228,086

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2016 was approximately $126,000 compared with $348,000 at December 31, 2015. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by approximately $208,000 during the nine months ended September 30, 2016. As further described below, this decrease reflects the use of $153,687 for repurchases and principal prepayments on outstanding debt and $202,000 for dividends paid to the Former Parent during the first nine months of 2016, offset by cash flows from operating activities.

As of September 30, 2016, we had total liquidity on a consolidated basis of $160,158 comprised of $110,158 of cash and $50,000 of undrawn revolver capacity. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of September 30, 2016, we had total debt outstanding (net of original issue discount and deferred financing costs) of $439,390 and a total debt to total capitalization of 26.4%, which compares with 30.1% at December 31, 2015. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018.

Restricted cash as of December 31, 2015 was legally restricted under the INSW Facilities. The INSW Facilities stipulate that if annual aggregate cash proceeds of INSW asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale, which occurred in July 2015, or be used to prepay the principal balance outstanding of the INSW Facilities. During the nine months ended September 30, 2016, INSW utilized restricted cash to prepay $8,832 of the INSW principal balance of the INSW Term Loan outstanding.

Sources, Uses and Management of Capital

Net cash provided by operating activities in the nine months ended September 30, 2016 was $131,148. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the INSW Facilities and proceeds from the opportunistic sales of our vessels. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities. The INSW Facilities require that a portion of Excess Cash Flow (as defined in the respective loan agreements) be used to prepay the outstanding principal balance of such loan. To the extent permitted under the terms of the Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

On July 18, 2016, the Company entered into the Second INSW Credit Agreement Amendment to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amends the conditions under which the INSW Facilities permit OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permits the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and altered certain conditions for providing such loans; (iii) increased the amount of certain investments INSW and its subsidiaries may make under the INSW Facilities; and (iv) required INSW to prepay outstanding Initial Term Loans (as defined in the INSW Facilities) in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

INTERNATIONAL SEAWAYS, INC.

On November 30, 2016, the Company entered into a fourth amendment (the “Fourth INSW Credit Agreement Amendment”) to the INSW Facilities primarily to reflect the spin-off of INSW from OSG (as further described below). The Fourth INSW Credit Agreement Amendment, among other things, (i) removed OSG from the facility; (ii) replaced restrictions on the movement of funds to OSG with limitations on the use of the Available Amount to pay dividends to shareholders and (iii) added or modified certain definitions.

During the nine months ended September 30, 2016, we used cash to opportunistically repurchase and retire $68,922 of the outstanding principal under INSW Term Loan, at an aggregate discounted price of $65,167 (a financing activity).

The Former Parent’s ability to receive cash dividends, loans or advances from us was restricted under our loan facilities. The Available Amount for cash dividends, loans or advances to the Former Parent permitted under the INSW Term Loan was $30,200, as of September 30, 2016, after INSW’s dividend distributions to the Former Parent of $102,000 during the nine months then ended. INSW’s additional $100,000 dividend distribution to the Former Parent, pursuant to the Third INSW Credit Agreement Amendment described above, does not impact the currently available Available Amount. The Fourth INSW Credit Agreement Amendment limits our ability to pay dividends to the public in a manner similar to the restrictions on moving funds to OSG.

Spin-Off from Overseas Shipholding Group, Inc. and Outlook

Effective as of 5:00 p.m., New York time, on November 30, 2016 (the “Distribution Date”), OSG completed the previously announced separation of its business into two independent publicly-traded companies through the spin-off of INSW. The spin-off separates OSG and INSW into two distinct businesses with separate management. Eight of the nine members of our board of directors also serve on the OSG board of directors. OSG has retained the U.S. Flag business and INSW holds entities and other assets and liabilities that formed OSG’s former International Flag business.

The spin-off transaction was in the form of a pro rata distribution of our common stock to OSG’s stockholders and warrant holders of record as of the close of business on November 18, 2016 (the “Record Date”). On the Distribution Date, each holder of OSG common stock received a 0.3333 share of our common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received a 0.3333 share of our common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution (or 0.063327 INSW shares per warrant).

The spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with OSG related to the spin-off, including a Transition Services Agreement and an Employee Matters Agreement. These agreements govern the relationship between us and OSG following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by OSG to INSW and by INSW to OSG. For a discussion of each agreement, see the section entitled “Certain Relationships and Transactions with Related Persons, Affiliates and Affiliated Entities— Agreements with OSG” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 9, 2016 (the “Information Statement”).

Our common stock began “regular-way” trading on the New York Stock Exchange on December 1, 2016, under the symbol “INSW.”

INSW emerged as an independent, publicly-owned company and will prioritize investment spending that it believes appropriate, without having to compete for capital or senior management resources with other OSG businesses. We believe the actions we have taken have strengthened our balance sheet as well as increased our flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positioned us to generate sufficient cash to support our operations over the next twelve months ending September 30, 2017.

INTERNATIONAL SEAWAYS, INC.

Off-Balance Sheet Arrangements

The debt and other obligations of the Company’s equity method investees are primarily due to (i) banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations and (ii) charterers of the vessels. The Former Parent guarantees the performance of INSW’s equity investees under certain of the respective debt and charter party agreements. Effective December 1, 2016 INSW will pay an annual fee to OSG for remaining on the guarantee. As of September 30, 2016, the affiliated companies in which the Company held an equity interest had total bank debt outstanding of $724,156 of which $648,813 was nonrecourse to the Company.

As of September 30, 2016, the maximum potential amount of future principal payments (undiscounted) that the Company could be required to make relating to equity method investees secured bank debt was $39,398 and the carrying amount of the liability related to this guarantee was $0.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2016 follows:

						Beyond
	2016	2017	2018	2019	2020	2020	Total
Long-term debt (1)
INSW term loan - floating rate	$8,260	$32,843	$32,484	$467,074	$-	$-	$540,661
Operating lease obligations (2)
Bareboat Charter-ins	1,725	6,644	1,744	-	-	-	10,113
Time Charter-ins	7,727	14,571	730	-	-	-	23,028
Total	$17,712	$54,058	$34,958	$467,074	$-	$-	$573,802

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the INSW Term Loan of 4.75%. Management estimates that no prepayment will be required for the INSW Term Loan as a result of estimated Excess Cash Flow for three month period ended December 31, 2016. Amounts shown for the INSW Term Loan for years subsequent to 2017 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of September 30, 2016, the Company had charter-in commitments for 7 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

In connection with the spin-off, OSG assigned to the Company its interest in the lease agreement for approximately 13,100 square feet of office space for the Company’s New York headquarters. The term of the lease agreement ends in August 2021 and the annual minimum lease payments will be approximately $900.

INSW has an interest in a joint venture that converted two ULCCs to Floating Storage and Offloading Service vessels (the ‘‘FSO Joint Venture’’). Currently, the FSO Joint Venture is party to a number of contracts to which OSG serves as guarantor: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with OSG and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ‘‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ‘‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ‘‘MOQ Service Contracts’’).

INTERNATIONAL SEAWAYS, INC.

In connection with the Distribution, INSW now guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ‘‘MOQ Guarantee’’, together with the ING and Nordea Guarantees, the ‘‘INSW FSO Guarantees’’). OSG will continue to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘OSG FSO Guarantees’’).

INSW entered into other guarantee arrangements in connection with the spin-off, including but not limited to certain agreements in favor of (a) Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements’’, and such guarantees, collectively, the ‘‘LNG Performance Guarantees’’) and (b) the named charter party and relating to certain Charter Party Agreements, dated March 1, 2013 with each of Sifnos Tanker Corporation, Kimolos Tanker Corporation and Serifos Tanker Corporation (such agreements, the ‘‘Bareboat Charter Agreements’’ and such guarantees, the ‘‘Bareboat Charter Guarantees’’). OSG will continue to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantees’’ and collectively, with the OSG FSO Guarantees the ‘‘Continuing OSG Guarantees’’). In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees.

INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement.

In addition and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme. This guarantee replaces the existing OSG guarantee entered into in November 2010. INSW contributed approximately £5,000 (approximately $6,250 under current exchange rates) to the Scheme in November 2016.

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. To manage its interest rate risk in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

At September 30, 2016 and December 31, 2015, the Company was party to an Interest Rate Cap agreement with a start date of February 5, 2015 with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the Term Loan. The Interest Rate Cap agreement contains no leverage features. The Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

INTERNATIONAL SEAWAYS, INC.

Available Information

The Company makes available free of charge through its internet website, www.intlseas.com, its quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, the Human Resources and Compensation Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the rules and regulations of the Securities and Exchange Commission, INSW is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ending December 31, 2017. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.      Risk Factors

The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.

The Company expects that its vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent the Company’s vessels are found with or accused to be carrying contraband, whether inside or attached to the hull of our vessels and whether with or without the knowledge of any of its crew, we may face governmental or other regulatory claims which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. For example, one of our vessels was recently being held in Venezuela because of a commercial dispute involving the charterer and the pool in which the vessel was operating, caused by the allegedly improper documentation being provided to local authorities in connection with loading a cargo, resulting in an ongoing criminal investigation. Additionally, such events could have ancillary consequences under INSW’s financing and other agreements.

For additional information related to our risk factors, please see those disclosed in “Risk Factors” in our Registration Statement on Form 10, as amended, filed on November 9, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 6.         Exhibits

See Exhibit Index on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: December 5, 2016	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: December 5, 2016	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

