Form 10-K
period 2016-12-31
International Seaways, Inc.
filed 2017-03-31
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 1-37836-1

INTERNATIONAL SEAWAYS, INC.

(Exact name of registrant as specified in its charter)

Marshall Islands	98-0467117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-578-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The registrant was not a public company and was a wholly-owned subsidiary of Overseas Shipholding Group, Inc. as of the last business day of its most recently completed second fiscal quarter; none of its common equity was held by non-affiliates as of such date.

The number of shares outstanding of the issuer’s common stock, as of March 28, 2017: common stock, no par value, 29,202,714 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References to “OSG” refer to Overseas Shipholding Group, Inc., our former parent company, prior to our spin-off on November 30, 2016.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found immediately prior to Part I. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in thousands of U.S. dollars unless otherwise stated.

AVAILABLE INFORMATION

The Company makes available free of charge through its internet website www.intlseas.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

•	the Company’s lack of history operating as an independent public company;
•	the Company’s ability to operate as a separate public company;
•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	seasonal variations in INSW’s revenues;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or in other countries and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of highly communicable diseases;

i

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures in its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the failure of the Company’s FSO joint venture to successfully negotiate a long-term contract with the new counterparty;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of INSW or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of the Company’s vessels by maritime claimants;
•	changes in laws, treaties or regulations;
•	failures by OSG to satisfy the terms of agreements related to the spin-off; and
•	the impact that Brexit might have on global trading parties.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Annual Report on Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“GAAP”). However, the Company has included certain non-GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with GAAP.

The Company presents three non-GAAP financial measures: time charter equivalent revenues, EBITDA and Adjusted EBITDA. Time charter equivalent revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income/(loss) before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance.

ii

This Annual Report on Form 10-K includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

GLOSSARY

Unless otherwise noted or indicated by the context, the following terms used in the Annual Report on Form 10-K have the following meanings:

Aframax—A medium size crude oil tanker of approximately 80,000 to 120,000 deadweight tons. Aframaxes can generally transport from 500,000 to 800,000 barrels of crude oil and are also used in Lightering. A coated Aframax operating in the refined petroleum products trades may be referred to as an LR2.

Ballast — Any heavy material, including water, carried temporarily or permanently in a vessel to provide desired draft and stability.

Bareboat charter—A charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. The customer pays all costs of operating the vessel, including voyage and vessel expenses. Bareboat charters are usually long term.

b/d—Barrels per day.

Charter—Contract entered into with a customer for the use of the vessel for a specific voyage at a specific rate per unit of cargo (“Voyage Charter”), or for a specific period of time at a specific rate per unit (day or month) of time (“Time Charter”).

Classification Societies—Organizations that establish and administer standards for the design, construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards.

Commercial management or commercially managed—The management of the employment, or chartering, of a vessel and associated functions, including seeking and negotiating employment for vessels, billing and collecting revenues, issuing voyage instructions, purchasing fuel, and appointing port agents.

Commercial management agreements or CMA — A contract under which the commercial management of a vessel is outsourced to a third-party service provider.

Commercial pool—A commercial pool is a group of similar size and quality vessels with different shipowners that are placed under one administrator or manager. Pools allow for scheduling and other operating efficiencies such as multi-legged charters and contracts of affreightment and other operating efficiencies.

Contract of affreightment or COA—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. One example would be two shipments of 70,000 tons per month for two years at the prevailing spot rate at the time of each loading.

Crude oil—Oil in its natural state that has not been refined or altered.

Cubic meters or cbm—The industry standard for measuring the carrying capacity of an LNG Carrier.

Deadweight tons or dwt—The unit of measurement used to represent cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

Demurrage—Additional revenue paid to the shipowner on its Voyage Charters for delays experienced in loading and/or unloading cargo that are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

Double hull—A hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

iii

Drydocking—An out-of-service period during which planned repairs and maintenance are carried out, including all underwater maintenance such as external hull painting. During the drydocking, certain mandatory Classification Society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost and frequency of drydockings increase.

Exclusive Economic Zone—An area that extends up to 200 nautical miles beyond the territorial sea of a state’s coastline (land at lowest tide) over which the state has sovereign rights for the purpose of exploring, exploiting, conserving and managing natural resources.

Floating Storage Offloading Unit or FSO—A converted or new build barge or tanker, moored at a location to receive crude or other products for storage and transfer purposes. FSOs are not equipped with processing facilities.

Handysize Product Carrier—A small size Product Carrier of approximately 29,000 to 45,000 deadweight tons. This type of vessel generally operates on shorter routes (short haul).

International Energy Agency or IEA — An intergovernmental organization established in the framework of the Organization for Economic Co-operation and Development in 1974. Among other things, the IEA provides research, statistics, analysis and recommendations relating to energy.

International Maritime Organization or IMO—An agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

International Flag—International law requires that every merchant vessel be registered in a country. International Flag vessel refers to those vessels that are registered under a flag other that of the United States.

International Flag fleet—Our fleet.

Lightering—The process of off-loading crude oil or petroleum products from large size tankers, typically VLCCs, into smaller tankers and/or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths.

LNG carrier—A vessel designed to carry liquefied natural gas, that is, natural gas cooled to −163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form. LNG is the abbreviation for liquefied natural gas.

LR1—A coated Panamax tanker. LR is an abbreviation of Long Range.

LR2—A coated Aframax tanker.

MARPOL—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

MR—An abbreviation for Medium Range. Certain types of vessel, such as a Product Carrier of approximately 45,000 to 53,000 deadweight tons, generally operate on medium-range routes.

OECD—Organization for Economic Cooperation and Development is a group of developed countries in North America, Europe and Asia.

OPEC—Organization of Petroleum Exporting Countries, which is an international organization established to coordinate and unify the petroleum policies of its members.

P&I insurance or P&I—Protection and indemnity insurance, commonly known as P&I insurance, is a form of marine insurance provided by a P&I club. A P&I club is a mutual (i.e., a co-operative) insurance association that provides cover for its members, who will typically be ship-owners, ship-operators or demise charterers.

Panamax—A medium size vessel of approximately 53,000 to 80,000 deadweight tons. A coated Panamax operating in the refined petroleum products trades may be referred to as an LR1.

Product Carrier—General term that applies to any tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

iv

Safety Management System or SMS—A framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by ISM (International Safety Management Code), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management).

Scrapping—The disposal of vessels by demolition for scrap metal.

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed once within every five year period. Special surveys require a vessel to be drydocked.

Suezmax—A large crude oil tanker of approximately 120,000 to 200,000 deadweight tons. Suezmaxes can generally transport about one million barrels of crude oil.

Technical Management or technically managed—The management of the operation of a vessel, including physically maintaining the vessel, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

Time Charter—A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Subject to any restrictions in the Charter, the customer decides the type and quantity of cargo to be carried and the ports of loading and unloading. The customer pays all voyage expenses such as fuel, canal tolls, and port charges. The shipowner pays all vessel expenses such as the technical management expenses.

Time Charter Equivalent or TCE—TCE is the abbreviation for time charter equivalent. TCE revenues, which is voyage revenues less voyage expenses, serves as an industry standard for measuring and managing fleet revenue and comparing results between geographical regions and among competitors.

Ton-mile demand—A calculation that multiplies the average distance of each route a tanker travels by the volume of cargo moved. The greater the increase in long haul movement compared with shorter haul movements, the higher the increase in ton-mile demand.

ULCC—ULCC is an abbreviation for Ultra Large Crude Carrier, a crude oil tanker of more than 350,000 deadweight tons. ULCCs can transport approximately three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs or for storage.

U.S. Coast Guard or USCG—The United States Coast Guard.

Vessel expenses—Includes crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs associated with the operations of vessels.

VLCC—VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of approximately 200,000 to 320,000 deadweight tons. VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West Africa to the United States and Far Eastern destinations.

Voyage Charter—A Charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all Voyage Expenses, and all Vessel Expenses, unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.

Voyage Expenses—Includes fuel, port charges, canal tolls, cargo handling operations and brokerage commissions paid by the Company under Voyage Charters. These expenses are subtracted from shipping revenues to calculate TCE revenues for Voyage Charters.

v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trades. At December 31, 2016, the Company owned or operated a fleet of 55 vessels (totaling an aggregate of 6.5 million dwt and 864,800 cbm), all of which operated in the International Flag market. The Marshall Islands is the principal flag of registry of the Company’s vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

The Company’s vessel operations are organized into two segments: International Crude Tankers and International Product Carriers. Our 55-vessel fleet consists of ULCC, VLCC, Aframax, and Panamax crude tankers, as well as LR1, LR2 and MR product carriers. Through joint venture partnerships, our fleet also includes ownership interests in four LNG carriers and two FSO service vessels (together the “JV Vessels”).

INSW generally charters its vessels to customers either for specific voyages at spot rates through the services of pools or for specific periods of time at fixed daily amounts through time charters or bareboat charters. Spot market rates are highly volatile, while time charter and bareboat charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “— Fleet Operations — Commercial Management” below.

Spin-off from OSG

On November 30, 2016 (the “Distribution Date”), OSG completed the separation of its business into two independent publicly-traded companies through the spinoff of INSW (the “Distribution”). The spin-off transaction was in the form of a pro rata dividend of 100% of the common stock of INSW to holders of OSG common stock and warrants. Effective as of 5:00 p.m., New York time, on the Distribution Date, our common stock was distributed, on a pro rata basis, to OSG’s stockholders and warrant holders of record as of 5:00 p.m., New York time, on November 18, 2016 (the “Record Date”). On the Distribution Date, each holder of OSG common stock received 0.3333 shares of our common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received 0.3333 shares of our common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution (or 0.063327 INSW shares per warrant), treating such warrants on an as exercised basis without deduction for the exercise price of such warrants. Fractional shares of our common stock were not distributed in the spin-off. Holders of OSG common stock and warrants received cash in lieu of fractional shares of our common stock.

Emergence from Bankruptcy

During the period from November 14, 2012 through August 4, 2014, OSG and its subsidiaries, including INSW and certain of its subsidiaries, conducted business in the ordinary course as debtors-in-possession under the protection of the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). OSG emerged from bankruptcy on August 5, 2014. Pursuant to a plan of reorganization filed with and confirmed by the Bankruptcy Court (the “Equity Plan”), all claims allowed by the Bankruptcy Court (other than subordinated claims) were either reinstated or paid in full in cash plus interest for the period from November 14, 2012 through August 5, 2014, which was the effective date of the Equity Plan (the “Effective Date”), at either the contractual rate as provided by statute, or at the rate of 2.98%, as set forth in the Equity Plan. This was achieved using a combination of cash on hand, proceeds from our exit financing facilities and an equity offering by OSG.

As part of an overall strategy to position INSW to successfully emerge from Chapter 11 with a smaller, more-concentrated organization without the need for costly systems, multiple offices and the associated expenses, INSW embarked on an organizational restructuring process. Elements of that process included (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated) and (ii) outsourcing the technical and commercial management of our conventional tanker fleet. We believe these actions positioned us to compete more effectively in the markets in which we operate.

See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to INSW’s emergence from bankruptcy.

1
International Seaways, Inc.

Strategy

Our primary objective is to maximize stockholder value through the shipping industry cycles by generating strong cash flows through the combination of higher returns available from time to time in the spot market from our participation in commercial pools and with selective short term charters; maintaining cash flows from our joint venture investments; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions. The key elements of our strategy are:

Generate strong cash flows by capitalizing on our long-standing customer relationships.

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the International Flag market. Our fleet maintains one of the largest global footprints in the tanker market. Our market position allows us or the commercial pools in which we participate to maintain our long-standing relationships with many of the largest energy companies, which in some cases date back for more than 16 years. We selectively seek out time charters on certain of our vessels, usually one to two years, to the oil companies, traders and our partners to complement our spot market exposure. We will continue to pursue an overall chartering strategy which blends a substantial spot rate exposure that provides us with higher returns when the more volatile spot market is stronger with short-term time charters that provide more stable cash flows.

•	Significantly enhance cash flows through spot market exposure and participation in commercial pools.

We expect to continue to deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy presently offers significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. We also anticipate continuing to use commercial pools as our principal means of participation in the spot market. We currently participate in six commercial pools — Tankers International (“TI”), Sigma Tankers (“SIGMA”), Handytankers (“HDT”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”) and Navig8 Tankers – Alpha 8 (“Navig8”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates, resulting in TCE revenues that exceed those we believe could be achieved operating those vessels outside of a commercial pool.

•	Generate stable cash flows through time charters.

We seek to selectively employ a portion of our vessels on short-term time charters that provide consistent cash flows. We extended the time charter on our ULCC, the Overseas Laura Lynn, on a storage charter through December 31, 2017. One of our VLCCs, the Overseas Sakura, is on charter to a major oil company through August 2017 and six of our Panamax/LR1s are on time charters to our partners in the PI pool that expire between April 2017 and December 2017. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We plan to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or existing newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

Maintain a strong and flexible financial profile.

As of December 31, 2016, we had total liquidity on a consolidated basis of $142 million, comprised of $92 million of unrestricted cash and $50 million of undrawn revolver capacity. We seek to maintain a strong balance sheet as we believe it will provide financial flexibility to take advantage of attractive strategic opportunities we may identify.

2
International Seaways, Inc.

Customers

INSW’s ultimate customers, including those of the pools in which we participate, include major independent and state-owned oil companies, oil traders, refinery operators and international government entities.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2016, INSW’s operating fleet consisted of 55 vessels, 42 of which were owned and 7 of which were chartered in. In addition, through joint venture partnerships, INSW has ownership interests in six vessels. Vessels chartered-in include bareboat charters and time charters. The seven chartered-in vessels redeliver to owners between June 2017 and June 2018 (five in 2017 and two in 2018). Certain of the charters provide INSW with renewal and purchase options, which are currently at above-market levels. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2016
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt(2)
International Flag Fleet
Crude Tankers
VLCC and ULCC	9	9.0	-	-	9	9.0	2,875,775
Aframax	7	7.0	-	-	7	7.0	787,859
Panamax	8	8.0	-	-	8	8.0	555,504
Total	24	24.0	-	-	24	24.0	4,219,138
Product Carriers
LR2	1	1.0	-	-	1	1.0	109,999
LR1	4	4.0	-	-	4	4.0	297,710
MR	13	13.0	7	7.0	20	20.0	955,968
Total	18	18	7	7.0	25	25.0	1,363,677
Total Owned and Operated Fleet	42	42.0	7	7.0	49	49.0	5,582,815
JV Vessels
FSO	2	1.0	-	-	2	1.0	873,916
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total	6	3.0	-	-	6	3.0
Total Operating Fleet	48	45.0	7	7.0	55	52.0	6,456,731 and 864,800 cbm

(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at inception.
(2)	LNG Carrier capacity described in cbm.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 76% of the Company’s aggregate TCE revenues in 2016, 90% in 2015 and 87% in 2014. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

3
International Seaways, Inc.

Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters and increased demand for gasoline prior to the summer driving season in the United States. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards and regulatory compliance standards.

Time and Bareboat Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 24% of the Company’s TCE revenues in 2016, 10% in 2015, and 13% in 2014. Our two FSO joint venture vessels recently received a letter of award for a five-year extension of their current service contracts that expire in mid-2017 (subject to successful negotiation and documentation of the services contracts) and our four LNG joint venture vessels are employed under 25-year time charters that expire between 2032 and 2033, with two five-year option periods thereafter.

Commercial Pools and other Commercial Management Arrangements

In 2014, the Company, which has a history of pool participation, began utilizing third-party managed pools as the principal commercial strategy for its vessels. By operating a large number of vessels as an integrated transportation system, commercial pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools are commercially managed by experienced commercial operators that, among other things, arrange charters for the vessels participating in the pool in exchange for an administrative fee. Technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas that capture the contribution of each vessel to the pool by:

•	first summarizing the earnings capacity of each vessel (as determined by the pool operator based largely on the physical characteristics and fuel consumption) to a number of “points;”
•	second, multiplying each vessel’s “points” by the number of days that vessel operated during a specified period (the “Vessel Contribution”);
•	third, multiplying the total number of points of all vessels in the pool by the total number of days all vessels in the pool operated (the “Total Earnings”); and
•	fourth, dividing the Vessel Contribution by the Total Earnings.

Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”), thereby reducing wait time, generating higher effective TCE revenues than might be otherwise obtainable in the spot market and providing a higher level of service to customers.

Tankers International LLC, which is the manager of the TI pool, and Frontline Management (Bermuda) Ltd. (“Frontline”) together formed VLCC Chartering Ltd., a chartering joint venture that has access to the 53 vessels in the combined fleets of Frontline and the TI pool, including our vessels that are operating in the TI pool. VLCC Chartering Ltd. commenced operations on October 6, 2014. We believe that VLCC Chartering Ltd. has increased our fleet earnings potential while creating greater options for cargo end-users by allowing Tankers International LLC and Frontline to gain fleet efficiencies and enhance earnings by increasing cargo triangulation opportunities.

The Company also employs third-party commercial managers on a limited basis for some of its ships in the spot market through Commercial Management Agreements (“CMAs”). Under the CMAs, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee.

4
International Seaways, Inc.

The table below summarizes the commercial deployment of INSW’s conventional tanker fleet as of December 31, 2016:

	Vessel Class
	ULCC /
Commercial Deployment	VLCC	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International	5	-	-	-	-	-	5
Sigma Tankers	-	7	-	-	-	-	7
Panamax International	-	-	5	-	1	-	6
Handytankers	-	-	-	-	-	2	2
Navig8 Tankers - Alpha8	-	-	-	1	-	-	1
Clean Product Tankers Alliance	-	-	-	-	-	14	14
Time / Bareboat charter-out	3	-	3	-	3	2	11
Commercial Management Agreements	1	-	-	-	-	2	3
Total	9	7	8	1	4	20	49

Business Segments

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based, largely on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and product carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established two reportable business segments: International Crude Tankers and International Product Carriers.

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2016, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

International Crude Tankers and International Product Carriers

Our International Crude Tankers reportable business segment is made up of a ULCC and a fleet of VLCCs, Aframaxes and Panamaxes engaged in the worldwide transportation of unrefined petroleum. This segment also includes our crude tankers lightering business. Our International Product Carriers reportable business segment consists of a fleet of MRs, LR1s and an LR2 engaged in the worldwide transportation of crude and refined petroleum products. Our diverse fleet gives INSW the ability to provide a broad range of services to global customers.

Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers. Most of the Company’s MR product carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades.

In order to enhance vessel utilization and TCE revenues, the Company has deployed its International Crude Tankers and Product Carriers into various commercial pools, commercial management agreements and time charters. See “— Commercial Pools and other Commercial Management Arrangements” above.

Technical Management

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with V.Ships to outsource the technical management of the Company’s conventional tanker fleet. The Company began transferring management to V.Ships in March 2014 and completed all of the vessel transfers by September 2014. The Company incurred one-time third-party manager set up costs of approximately $3.4 million for the year ended December 31, 2014. Increases in vessel expenses due to technical management fees were offset by a decrease in general and administrative expenses, which we believe exceeds the aggregate technical management fees incurred.

V.Ships supervises the technical management of our vessels to ensure consistent quality and integrity of our operations. Experienced crews are dedicated within V.Ships to serve only on our vessels. We continue to hire the crew, with the manager, V.Ships, acting as agent on our behalf.

5
International Seaways, Inc.

In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the International Maritime Organization and the U.S. Coast Guard.

The JV vessels are technically managed by the Company’s joint venture partners.

Joint Ventures

The Company also has interests in the following joint ventures:

•	The Company has a 50% interest in two joint ventures with Euronav NV, each of which owns an FSO service vessel (collectively the “FSO Joint Venture”). Maersk Oil Qatar AS (“MOQ”) awarded service contracts for the joint venture to provide two vessels to MOQ to perform FSO services in the Al Shaheen Field off the shore of Qatar. The two custom-made FSO service vessels, each having a capacity of three million barrels, have been serving the Al Shaheen field without interruption since 2010. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter. Qatar Petroleum announced in June 2016 that it had awarded the concession covering the field on which the FSO vessels operate to a new development partner – North Oil Company (“NOC”) – whose shareholders are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. In December 2016, the FSO Joint Venture received a letter of award from NOC, for a 5-year service contract relating to the two FSO service vessels. The intent is that the new contracts for the two FSO vessels will have a duration of five years starting at the expiry of the existing contracts with MOQ. The existing contracts will remain in force until their expiry in the third quarter of 2017. This award is subject to the successful negotiation and documentation of the services contracts, which remain subject to the resolution of substantive business terms and conditions, and no assurance can be given that such resolution will be achieved. If negotiations and documentation are successfully concluded, the new contracts are expected over their full duration to generate revenues for the joint venture in excess of $360 million, excluding reimbursement for agreed operating expenses which are expected to be dealt with on an open book basis.

The current long-term bank financing obtained by the FSO Joint Venture is secured by the joint venture’s vessels and bears interest at LIBOR plus a margin of 115 basis points. The loan matures in July 2017.

•	The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers (the “LNG Joint Venture”). These LNG Carriers are chartered out to Qatar Liquefied Gas Company Limited (2) under 25-year time charters that expire between 2032 and 2033. Each charter provides the charterer with options to (i) extend the respective charter for up to ten additional years at amounts set in the charter and (ii) purchase the vessel during the charter term at amounts set in the charter which decline over the period of the charter. In accordance with the terms of the charter, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter.

The long-term bank financing obtained by the LNG Joint Venture is secured by the joint venture’s vessels and bears interest at LIBOR plus a margin of 67.5 or 90 basis points. The loans are repayable in equal quarterly installments with a final balloon payment of $85 million (per LNG Carrier) due on the fifteenth anniversary of such vessel delivery, which occurred between 2007 and 2008.

See Item 1A, “Risk Factors — Risks Related to Our Company — The contribution of the Company’s joint ventures to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows” for a discussion of certain risks and uncertainties involving the joint venture operations.

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the International Standards Organization (“ISO”), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, INSW has an open reporting system on all of its ships, whereby seafarers can anonymously report possible violations of INSW’s or V.Ships’ policies and procedures. All open reports are investigated and appropriate actions are taken when necessary.

6
International Seaways, Inc.

EMPLOYEES

As of December 31, 2016, the Company had approximately 1,526 employees comprised of 1,487 seafarers employed on INSW’s fleet and 39 shore side staff. The seafarers are hired by the technical manager acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

COMPETITION

The shipping industry is highly competitive and fragmented. INSW competes with other owners of International Flag tankers, including other independent shipowners, integrated oil companies and state-owned entities with their own fleets, and oil traders with logistical operations and pipelines. INSW’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date and location specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company’s vessels. INSW’s vessels operate in a heavily regulated environment and are subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels operate or are registered.

The Company’s vessels undergo regular and rigorous safety inspections and audits which are conducted by the ships’ third party managers. In addition, a variety of governmental and private entities subject the Company’s vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require INSW to obtain permits, licenses and certificates for the operation of the Company’s vessels. Failure to maintain necessary permits or approvals could require INSW to incur substantial costs or temporarily suspend operation of one or more of the Company’s vessels.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. INSW believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, INSW cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors-Risks relating to legal and regulatory matters, compliance with complex laws, regulations and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.”

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. The United Nations Climate Change Conference has continued negotiations and forged a new international framework in December 2015 (the “Paris Agreement”) that is to take effect by 2020. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stocktake, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement.

7
International Seaways, Inc.

The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low-base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). The IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO is developing similar MRV regulations.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of GHG emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, United States or other countries where INSW operates that restrict emissions of GHGs could require significant additional capital and/or operating expenditures and could have operational impacts on INSW’s business. Although we cannot predict such expenditures and impacts with certainty at this time, they may be material to INSW’s results of operations.

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 8, 2017 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $4.0 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $565 per gross ton thereafter, with a maximum liability of $80.1 million. Under the 1992 Protocol, the owner’s liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.1 million plus $848 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $120.1 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of insurance in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

The United States is not a party to the 1969 Convention or the 1992 Protocol. See “- U.S. Environmental and Safety Restrictions and Regulations” below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

8
International Seaways, Inc.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. Vessels operating internationally are subject to it, if sailing within the territories of those countries that have implemented its provisions (which does not include the United States). The Company believes that its vessels comply with these requirements.

Other International Environmental and Safety Regulations and Standards

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The third party managers of INSW’s vessels, have safety management systems for the Company’s fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. The ISM Code requires a Document of Compliance (“DoC”) to be obtained for the company responsible for operating the vessel and a Safety Management Certificate (“SMC”) to be obtained for each vessel that such company operates. Once issued, these certificates are valid for a maximum of five years. The company operating the vessel in turn must undergo an annual internal audit and an external verification audit in order to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed twelve months and vessels must undergo an external verification audit twice in a five-year period. The Company’s third party managers have a DoC for their offices.

The SMC is issued after verifying that the company responsible for operating the vessel and its shipboard management operate in accordance with the approved safety management system. No vessel can obtain a certificate unless its operator has been awarded a DoC issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, INSW has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any noxious liquid substances (“NLSs”). Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to U.S. and EU ports.

The International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species has been identified as one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Tankers must take on ballast water in order to maintain their stability and draft, and must discharge the ballast water when they load their next cargo. When emptying the ballast water, which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

The BWM Convention was adopted in 2004 and will enter into force on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard will likely be met by installing treatment systems that render the invasive species non-viable. In addition, each vessel will be required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

INSW’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). INSW complies with these regulations through ballast water management plans implemented on each of the vessels in its fleet. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, INSW has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. Compliance with the ballast water requirements expected to go into effect under the BWM Convention and other regulations may have material impacts on INSW’s operations and financial results, as discussed below under “-U.S. Environmental and Safety Regulations and Standards-Other U.S. Environmental and Safety Regulations and Standards.”

9
International Seaways, Inc.

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in the course of the preceding 24 months) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. INSW believes that none of its vessels meet the definitions of a “sub-standard” vessel contained in the EU legislation. EU directives enacted in 2005 and amended in 2009 require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact INSW.

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulated shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced to 0.50% effective from January 1, 2020. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are: the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey and Norway regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth.” In December 2012, an EU directive that aligned the EU requirements with Annex VI entered into force. For vessels at berth in EU ports, sulfur content of fuel oil is limited to 0.1%. For vessels operating in SOx Emission Control Areas (“SECAs”), sulfur content of fuel oil is limited to 0.1% as of January 1, 2015. For vessels operating outside SECAs, sulfur content of fuel oil is limited to 3.5% as of June 18, 2014, further reducing to 0.5% as of January 1, 2020. Alternatively, emission abatement methods are permitted as long as they continuously achieve reductions of SOx emissions that are at least equivalent to those obtained using compliant marine fuels.

More stringent Tier III emission limits are applicable to engines installed on a ship constructed on or after January 1, 2016 operating in ECAs. NOx emission Tier III standards came into force on January 1, 2016 in ECAs.

China has published new regulations designating three areas (Pearl River Delta, Yangtze River Delta and the Bohai Sea) as sulfur control areas effective January 1, 2019. Eleven key ports within the designated areas apply the requirement for ships to use fuel containing less than 0.5% sulfur to ships at berth, effective from January 1, 2016. This is a mandatory requirement for all ships at berth in ports within the designated areas from January 1, 2017.

Additional air emission requirements under Annex VI became effective on July 1, 2010 mandating the development of Volatile Organic Compound (“VOC”) Management Plans for tank vessels and certain gas ships.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an EEDI. The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the MEPC, Resolution MEPC.213 (63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is to be issued for both new and existing ships of 400 gross tons or above. The IEEC shall be issued once for each ship and shall be valid throughout its lifetime, until the ship is withdrawn from service or unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

10
International Seaways, Inc.

The Company believes that its vessels are compliant with the current requirements of Annex VI and that those of its vessels that operate in the EU, Turkey, China and Norway are also compliant with the regional mandates applicable there. However, the Company anticipates that, in the next several years, compliance with the increasingly stringent requirements of Annex VI and other conventions, laws and regulations imposing air emission standards that have already been adopted or that may be adopted will require substantial additional capital and/or operating expenditures and could have operational impacts on INSW’s business. Although INSW cannot predict such expenditures and impacts with certainty at this time, they may be material to INSW’s financial statements.

SOLAS

From January 1, 2014, various amendments to the SOLAS conventions came into force, including an amendment to Chapter VI of SOLAS, which prohibits the blending of bulk liquid cargoes during sea passage and the production process on board ships. This prohibition does not preclude the master of the vessel from undertaking cargo transfers for the safety of the ship or protection of the marine environment. The prohibition does not apply to the blending of products for use in the search and exploitation of the sea-bed mineral resources on board vessels used to facilitate such operations.

Chapter VII of SOLAS has also been amended to require certain transport information to be provided in respect of the carriage of dangerous goods in package form. A copy of one of these documents must be made available to any person designated by the port state authority before the ship’s departure.

The International Code on the Enhanced Program of inspections during surveys of Bulk Carriers and Oil Tankers, 2011 has been made mandatory (“ESP Code”) pursuant to an amendment to SOLAS. The ESP Code provides requirements for an enhanced program of inspection during surveys of tankers.

U.S. Environmental and Safety Regulations and Standards

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”), and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile Exclusive Economic Zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company’s operations.

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are “responsible parties” who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,200 per gross ton or approximately $18.8 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,100 per gross ton or $939,800 per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA 90 also requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The USCG enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the USCG National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. INSW has provided the requisite guarantees and has received certificates of financial responsibility from the USCG for each of its vessels required to have one.

11
International Seaways, Inc.

INSW has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company’s business.

In response to the Deepwater Horizon oil spill in the Gulf of Mexico in 2010, the U.S. Congress proposed legislation to create more stringent requirements related to the prevention and response to oil spills in U.S. waters and to increase both financial responsibility requirements and the limits in liability under OPA 90, although Congress has not yet enacted any such legislation. In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred.

Other U.S. Environmental and Safety Regulations and Standards

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a “worst case” scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge.” The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. Each vessel has an USCG approved plan on file with the USCG and onboard the vessel. These plans are regularly reviewed and updated.

OPA 90 requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. INSW’s third party technical managers conduct such required training programs and periodic drills.

OPA 90 does not prevent individual U.S. states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries. In fact, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws are in some cases more stringent than U.S. federal law.

In addition, the U.S. Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA 90 and CERCLA, discussed above.

At the federal level in the United States, ballast water management is subject to two separate, partially interrelated regulatory regimes. One is administered by the USCG under the National Aquatic Nuisance and Control Act and National Invasive Species Act, and the other is administered by the EPA under the CWA.

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the USCG. The USCG first approved a treatment system as Type Approved in December 2016, and accordingly before such date the USCG had a policy to issue temporary extensions of the compliance dates for the implementation of approved treatment systems. INSW has obtained extensions from the USCG of the treatment system requirement and its first compliance date for any of its vessels is in 2018. INSW expects that its vessels discharging ballast in U.S. waters will have Type Approved treatment systems by their extended compliance dates.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports also is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The current VGP, which was issued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s 2012 final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. The VGP standards and requirements are due for modification and renewal in 2018.

Certain of the Company’s vessels are subject to more stringent numeric discharge limits under the EPA’s VGP, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under its 2012 final rule. The EPA has determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. Under the ERP, the EPA states that vessels that have received an extension from the USCG, are in compliance with all of the VGP’s requirements other than the numeric discharge limits, and meet certain other requirements will be entitled to a “low enforcement priority.” While INSW believes that any vessel that is or may become subject to the VGP’s numeric discharge limits during the pendency of a USCG extension will be entitled to such low priority treatment under the ERP no assurance can be given that they will do so.

12
International Seaways, Inc.

Legislation has also been proposed in the U.S. Congress to amend the federal regimes for regulation of ballast water discharges. However, it cannot currently be determined whether such legislation will eventually be enacted, and if enacted, how the Company’s operations might be impacted under such legislation.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. Due to delays by manufacturers in developing ballast water treatment systems that are able to comply with these effluent limits and in creating equipment to reliably test such compliance, the compliance date for all vessels making ballast water discharges in California waters have been deferred to the first scheduled drydocking after January 1, 2020. INSW’s vessels and systems are currently in compliance with the California discharge standards.

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, the deadline for compliance for interim standards has been extended from 2016 to 2020 and the deadline for final “zero detect” standards has been extended from 2020 to 2030.

New York State has imposed a more stringent bilge water discharge requirement for vessels in its waters than what is required by the VGP or IMO. Through its Section 401 Certification of the VGP, New York prohibits the discharge of all bilge water in its waters. New York State also requires that vessels entering its waters from outside the Exclusive Economic Zone must perform ballast water exchange in addition to treating it with a ballast water treatment system.

The Company anticipates that, in the next several years, compliance with the various conventions, laws and regulations relating to ballast water management that have already been adopted or that may be adopted in the future will require substantial additional capital and/or operating expenditures and could have operational impacts on INSW’s business. Although INSW cannot predict such expenditures and impacts with certainty at this time, they may be material to INSW’s financial statements.

U.S. Air Emissions Standards

As discussed above, MARPOL Annex VI came into force in the United States in January 2009. In April 2010, EPA adopted regulations implementing the provisions of Annex VI. Under these regulations, vessels subject to the engine and fuel standards of Annex VI must comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal U.S. waters. The Company’s vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. INSW’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company’s vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines apply beginning in 2016 and require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre-2016 levels. The North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. From 2016, NOx after-treatment requirements also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where INSW operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to INSW’s consolidated financial statements.

13
International Seaways, Inc.

The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the EPA is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company’s vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel in auxiliary diesel and diesel-electric engines, main propulsion diesel engines and auxiliary boilers. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil or marine diesel oil with a sulfur content at or below 0.1% sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is applicable to all cargo vessels of 500 gross tons plus all passenger ships operating on international voyages, mobile offshore drilling units, as well as port facilities that service them. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state.

The USCG regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures for non-U.S. vessels that have on board a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

All of INSW’s vessels have developed and implemented vessel security plans that have been approved by the appropriate regulatory authorities, have obtained ISSCs and comply with applicable security requirements.

The Company monitors the waters in which its vessels operate for pirate activity. Company vessels that transit areas where there is a high risk of pirate activity follow best management practices for reducing risk and preventing pirate attacks and are in compliance with protocols established by the naval coalition protective forces operating in such areas.

INSPECTION BY CLASSIFICATION SOCIETIES

Every oceangoing vessel must be “classed” by a Classification Society. The Classification Society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the Classification Society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the Classification Society will undertake them on application or by official order, acting on behalf of the authorities concerned. The Classification Society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•	Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

14
International Seaways, Inc.

•	Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•	Class Renewal Surveys. Class renewal surveys, also known as Special Surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the Classification Society would prescribe steel renewals. The Classification Society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the Classification Society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

Vessels are required to dry dock for inspection of the underwater hull at each intermediate survey and at each class renewal survey. For vessels less than 15 years old, Classification Societies permit for intermediate surveys in water inspections by divers in lieu of dry docking, subject to other requirements of such Classification Societies.

If defects are found during any survey, the Classification Society surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels are currently, and we expect will be, certified as being “in class” by the American Bureau of Shipping, Lloyd’s Register and DnV GL, which are major classification societies. All new and secondhand vessels that we acquire must be certified prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2016, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.5 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $2.0 million per policy year for its vessels (policy years 2014-2016) and effective November 15, 2016, $1.5 million.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels, and the bareboat chartered vessels that are covered under the vessels’ marine hull and machinery insurance. Loss of hire insurance covers up to 120 or 180 days lost charter income per vessel per incident in excess of the first 21, 45 or 60 days (which depends on the particular vessel covered) lost for each covered incident, which is borne by the Company.

15
International Seaways, Inc.

TAXATION OF THE COMPANY

INSW is incorporated in the Republic of the Marshall Islands and pursuant to the laws of the Marshall Islands, the Company is not subject to income tax.

The following summary of the principal U.S. tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10-K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

All of the Company’s vessels are owned or operated by foreign corporations that are subsidiaries of INSW.

Taxation to INSW of its Shipping Income

INSW derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

In 2016, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2017 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors – We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States and will generally not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports.

16
International Seaways, Inc.

ITEM 1A. RISK FACTORS

The following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business, results of operations and financial condition could be materially adversely affected. Actual dollar amounts are used in this Item 1A. “Risk Factors” section.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

•	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
•	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
•	regional availability of refining capacity and inventories;
•	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
•	developments in international trade generally;
•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
•	environmental and other legal and regulatory developments and concerns;
•	construction or expansion of new or existing pipelines or railways;
•	weather and natural disasters;
•	competition from alternative sources of energy; and
•	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

•	the number of newbuilding deliveries;
•	the scrapping rate of older vessels;
•	the number of vessels being used for storage or as FSO service vessels;
•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo or vice versa;
•	the number of vessels that are removed from service;
•	availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated;
•	port or canal congestion; and
•	environmental and maritime regulations.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time.

The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;

17
International Seaways, Inc.

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;
•	number of vessels in the world fleet;
•	types and sizes of vessels available;
•	changes in trading patterns affecting demand for particular sizes and types of vessels;
•	cost of newbuildings;
•	number of vessels on order;
•	prevailing level of charter rates;
•	competition from other shipping companies and from other modes of transportation; and
•	technological advances in vessel design and propulsion.

Worldwide vessel market values declined after 2010 before bottoming out in the second half of 2013. Crude vessel values generally rose throughout 2014 and 2015, reflecting the higher TCE rates in the market. In 2016, vessel sales were very sporadic and financing was difficult for many companies to obtain. This resulted in downward pressure on vessel values, while at the same time limiting new orders for newbuildings that would be delivered after 2017. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash through refinancing.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value, which is determined based on vessel valuations. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel impairment charges aggregating approximately $79 million during 2016 as a result of industry-wide declines in (i) vessel valuations, particularly during the second half of 2016 and (ii) forecasted near term charter rates.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to decline, which could adversely affect INSW’s revenues, profitability and cash flows, as well as the value of its vessels.

INSW depends on short term duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2016, 2015 and 2014, INSW derived approximately 76%, 90% and 87%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 14%, 19% and 13% of the existing world tanker fleet as of December 31, 2016, 2015 and 2014, respectively.

Vessel supply is also affected by the number of vessels being used for floating storage, since vessels used for storage are not available to transport crude oil or petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. In 2010, for example, 81 vessels were released from storage and reentered the trading fleet. Since the 2010 release until near the end of 2014, storage on vessels at sea has been low, in part because then-current prices of crude oil generally exceeded the future prices, a condition that allows companies to replace inventories at lower price encouraging the drawdown of commercial inventories. Supply has exceeded demand during the past five years, resulting in lower charter rates across the International Flag fleet. Since December 2014, current prices of crude oil have generally been below future prices, resulting in an increase in vessels engaged in storage. However, the duration of this trend of higher future prices cannot be predicted. If this trend ceases or reverses, the charter rates for the Company’s vessels could decrease. Any such development, particularly if sustained over a long period of time, would have a material adverse effect on INSW’s revenues, profitability and cash flows.

18
International Seaways, Inc.

Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.

INSW’s vessels and their cargoes are at risk of being damaged or lost because of events including, but not limited to:

•	marine disasters;
•	bad weather;
•	mechanical failures;
•	human error;
•	war, terrorism and piracy;
•	grounding, fire, explosions and collisions; and
•	other unforeseen circumstances or events.

In addition, transporting crude oil and refined petroleum products creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. These hazards may result in death or injury to persons; loss of revenues or property; the payment of ransoms; environmental damage; higher insurance rates; damage to INSW’s customer relationships; and market disruptions, delay or rerouting, any or all of which may also subject INSW to litigation. The operation of tankers also has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers. Furthermore, any such incident could seriously damage INSW’s reputation and cause INSW either to lose business or to be less likely to enter into new business (either because of customer concerns or changes in customer vetting processes). Any of these events could result in loss of revenues, decreased cash flows and increased costs.

While the Company carries insurance to protect against certain risks involved in the conduct of its business, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed INSW’s $1 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, INSW may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and INSW cannot guarantee that any particular claim will be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, INSW may not be able to timely obtain a replacement ship in the event of a loss. INSW may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the protection and indemnity associations through which INSW obtains insurance coverage for tort liability. INSW’s payment of these calls could result in significant expenses which would reduce its profits and cash flows or cause losses.

Constraints on capital availability have adversely affected the tanker industry and INSW’s business.

Certain of the Company’s customers, financial lenders and suppliers may suffer material adverse impacts on their financial condition that could make them unable or unwilling to comply with their contractual commitments, including the refusal or inability to pay charter hire to INSW or an inability or unwillingness to lend funds. While INSW seeks to monitor the financial condition of its customers, financial lenders and suppliers, the availability and accuracy of information about the financial condition of such entities and the actions that INSW may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations is limited. Any such failure could have a material adverse effect on INSW’s revenues, profitability and cash flows.

The Company also faces other potential constraints on capital relating to counterparty credit risk and constraints on INSW’s ability to borrow funds. See also “— Risks Related to Our Company — The Company is subject to credit risks with respect to its counterparties on contracts and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings” and “— Risks Related to Our Company — INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.”

The current state of the global financial markets and current economic conditions may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.

Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit, deteriorating international liquidity conditions, volatile interest rates, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased to provide, funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

19
International Seaways, Inc.

INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions abroad that may adversely affect its business.

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

•	regional or local economic downturns;
•	changes in governmental policy or regulation;
•	restrictions on the transfer of funds into or out of countries in which INSW or its customers operate;
•	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;
•	trade relations with foreign countries in which INSW’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;
•	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of INSW’s activities in a particular location;
•	difficulty in enforcing contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts;
•	different regulatory regimes in the various countries in which INSW operates;
•	inadequate intellectual property protection in foreign countries;
•	the difficulties and increased expenses in complying with multiple and potentially conflicting U.S. and foreign laws, regulations, security, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;
•	import and export duties and quotas;
•	demands for improper payments from port officials or other government officials;
•	U.S. and foreign customs, tariffs and taxes;
•	currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;
•	international incidents;
•	transportation delays or interruptions;
•	local conflicts, acts of war, terrorist attacks or military conflicts;
•	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;
•	the imposition of taxes by flag states, port states and jurisdictions in which INSW or its subsidiaries are incorporated or where its vessels operate; and
•	expropriation of INSW’s vessels.

The occurrence of any such event could have a material adverse effect on the Company’s business.

INSW must comply with complex non-U.S. and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials; anti-money laundering laws; and anti-competition regulations. Moreover, the shipping industry is generally considered to present elevated risks in these areas. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although INSW has policies and procedures designed to achieve compliance with these laws and regulations, INSW cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures. INSW’s operations may also subject its employees and agents to extortion attempts.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom referendum held in 2016 on its membership in the European Union (“E.U.”) resulted in a majority of U.K. voters voting to exit the E.U. (“Brexit”). INSW has operations in the United Kingdom and the E.U., and as a result, INSW faces risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates, and potential material changes to the regulatory regime applicable to its business or global trading parties. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any of these effects of Brexit, and others INSW cannot anticipate or that may evolve over time, could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

20
International Seaways, Inc.

Changes in fuel prices may adversely affect profits.

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns. Fuel may become much more expensive in the future, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

Acts of piracy on ocean-going vessels could adversely affect the Company’s business.

The frequency of pirate attacks on seagoing vessels remains high, particularly in the western part of the Indian Ocean, off the west coast of Africa and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

In addition, while INSW believes the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and it is therefore entitled to cancel the charter party, a claim the Company would dispute. The Company may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on the Company. In addition, hijacking as a result of an act of piracy against the Company’s vessels, or an increase in the cost (or unavailability) of insurance for those vessels, could have a material adverse impact on INSW’s business, financial condition, results of operations and cash flows. Such attacks may also impact the Company’s customers, which could impair their ability to make payments to the Company under their charters.

Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect INSW’s business.

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters. In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities. In the past, political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

Public health threats could have an adverse effect on the Company’s operations and financial results.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world near where INSW operates, could adversely impact the Company’s operations, the operations of the Company’s customers and the global economy, including the worldwide demand for crude oil and the level of demand for INSW’s services. Any quarantine of personnel, restrictions on travel to or from countries in which INSW operates, or inability to access certain areas could adversely affect the Company’s operations. Travel restrictions, operational problems or large-scale social unrest in any part of the world in which INSW operates, or any reduction in the demand for tanker services caused by public health threats in the future, may impact INSW’s operations and adversely affect the Company’s financial results.

Risks Related to Our Company

INSW has no history of operating as an independent public company, and its historical financial information is not necessarily representative of the results that INSW would have achieved as a separate, publicly traded company and may not be a reliable indicator of INSW’s future financial results.

21
International Seaways, Inc.

The historical information about INSW contained in this Annual Report on Form 10-K refers to its business as operated and integrated with OSG through the date of the spin-off of INSW on November 30, 2016. INSW’s historical financial information included herein is derived from the historical financial statements and accounting records of OSG. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, operating performance or cash flows that INSW would have achieved as a separate publicly traded company during the periods presented or those that the Company will achieve in the future, including as a result of the following factors:

•	Prior to the spin-off, OSG or one of its affiliates performed various corporate functions for INSW, such as treasury, accounting, auditing, legal, investor relations and finance. INSW’s historical results reflect allocations of corporate expenses from OSG for such functions. While OSG provides certain of these services under transition services arrangements, INSW may incur additional expenses for services that are not provided by OSG or that INSW chooses to obtain from other sources or provide internally which expenses may be greater than or additional to those expenses incurred historically.

•	In addition to the transition services arrangements with OSG, INSW is establishing the necessary infrastructure and systems to perform certain services, which INSW previously shared with OSG, on an ongoing basis. Replacing this infrastructure and systems is challenging. INSW may not be able to replace these services provided by OSG in a timely manner or on terms and conditions as favorable as those INSW receives from OSG or INSW may face disruptions to its operations. Any of these could adversely affect INSW’s results of operations and ability to grow.

•	Prior to the spin-off, INSW’s business was partially integrated with the business of OSG. As a result of the spin-off, INSW no longer realizes the benefits of being integrated with OSG’s business, which may result in INSW paying higher charges than in the past. This could have a material adverse effect on INSW’s competitive position, financial condition, operating results or cash flows.

•	As a result of the spin-off, the cost of capital of INSW’s business may be higher than OSG’s cost of capital prior to the spin-off.

INSW may not achieve some or all of the benefits of the spin-off, and the spin-off may adversely affect INSW’s business.

INSW may not be able to achieve the full strategic and financial benefits expected to result from the spin-off or such benefits may be delayed or not occur at all. The anticipated benefits may not be achieved for a variety of reasons, including among others:

•	The addressing of issues related to the spinoff may divert management’s attention from operating and growing INSW’s business.

•	Following the spin-off, INSW may be more susceptible to market fluctuations and other adverse events than if INSW was still a part of OSG; and

•	Following the spin-off, INSW’s business is less diversified than OSG’s business prior to the spin-off.

If the Company fails to achieve some or all of the benefits to result from the spin-off, or if such benefits are delayed, it could have an adverse effect on INSW’s competitive position, financial condition, operating results or cash flows.

INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.

As of December 31, 2016, INSW had approximately $440 million of outstanding indebtedness, net of discounts and deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

•	Limiting INSW’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because INSW must dedicate a substantial portion of these funds to service its debt;
•	to the extent INSW’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments;
•	limiting INSW’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;
•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and INSW’s business and industry;
•	limiting INSW’s ability to satisfy its obligations under its indebtedness;
•	increasing INSW’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;

22
International Seaways, Inc.

•	placing INSW at a competitive disadvantage as compared to its less-leveraged competitors;
•	potentially limiting the Company’s ability to enter certain commercial pools;
•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and
•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom INSW can enter into such transactions as well as the volume of those transactions.

INSW’s ability to continue to fund its obligations and to reduce or refinance debt may be affected by among other things, the age of the Company’s fleet and general economic, financial market, competitive, legislative and regulatory factors. An inability to fund the Company’s debt requirements or reduce or refinance debt could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

Additionally, the actual or perceived credit quality of the Company’s or its pools’ charterers (as well as any defaults by them) could materially affect the Company’s ability to obtain the additional capital resources that it will require to purchase additional vessels or significantly increase the costs of obtaining such capital. The Company’s inability to obtain additional financing at an acceptable cost, or at all, could materially affect the Company’s results of operation and its ability to implement its business strategy.

The Company may not be able to generate sufficient cash to service all of its indebtedness, and could in the future breach covenants in its credit facilities and term loans.

The Company’s earnings, cash flow and the market value of its vessels vary significantly over time due to the cyclical nature of the tanker industry, as well as general economic and market conditions affecting the industry. As a result, the amount of debt that INSW can manage in some periods may not be appropriate in other periods and its ability to meet the financial covenants to which it is subject or may be subject in the future may vary. Additionally, future cash flow may be insufficient to meet the Company’s debt obligations and commitments. Any insufficiency could negatively impact INSW’s business.

The INSW Facilities contain certain restrictions relating to new borrowings as set forth in the loan agreement. In addition, the INSW Facilities have a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels (each as defined in that loan agreement) at greater than or equal to $500.0 million at the end of each fiscal quarter. While the Company was in compliance with these requirements as of December 31, 2016, a decrease in vessel values or a failure to meet this ratio could cause the Company to breach certain covenants in its existing credit facilities and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the INSW Facilities. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

•	refinancing or restructuring its debt;
•	selling tankers or other assets;
•	reducing or delaying investments and capital expenditures; or
•	seeking to raise additional capital.

Undertaking alternative financing plans, if necessary, might not allow INSW to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. Any refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict INSW’s business operations. In addition, the terms of existing or future debt instruments may restrict INSW from adopting some alternative measures. These alternative measures may not be successful and may not permit INSW to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet the covenants of its credit agreements and term loans and/or to obtain alternative financing in such circumstances, could materially and adversely affect INSW’s business, financial condition, results of operations and cash flows.

23
International Seaways, Inc.

The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all of its vessels, which depend on additional financing.

The Company completed the construction of eight International Flag vessels between 2011 and 2014. The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points. If INSW is unable to fulfill its obligations under any memorandum of agreement or newbuilding construction contract for future vessel acquisitions, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a newbuilding vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on third party service providers for technical and commercial management of its fleet.

The Company currently outsources to third party service providers, certain management services of its fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements with VShips UK Limited (“V.Ships”) that assign technical management responsibilities to V.Ships for each conventional tanker in the Company’s fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of much of its fleet to certain other third party service providers, principally commercial pools.

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third party service providers to, among other things:

•	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;
•	comply with requirements imposed by the U.S. government, the United Nations (“U.N.”) and the E.U. (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;
•	respond to changes in customer demands for the Company’s vessels;
•	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and
•	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

The failure of third-party service providers to meet such commitments could lead to legal liability or other damages to the Company. The third-party service providers the Company has selected may not provide a standard of service comparable to that the Company provided for such vessels prior to any outsourcing. The Company relies on its third-party service providers to comply with applicable law, and a failure by such providers to comply with such laws may subject the Company to liability or damage its reputation even if the Company did not engage in the conduct itself. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

V.Ships has the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If V.Ships exercises that right, the Company will be required either to enter into substitute agreements with other third parties or to assume those management duties. The Company may not succeed in negotiating and entering into such agreements with other third parties and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing its fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), that could result in increased costs and reduced efficiency and profitability. Any such changes could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

The contribution of the Company’s joint ventures to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently owns an interest in six of its vessels through three joint ventures, two in which the Company has a 50% ownership interest and a third in which the Company has a 49.9% ownership interest, together with other third-party vessel owners and operators in the Company’s industry. See Item 1, “Business — Fleet Operations.” The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint ventures to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, the carrying values of the Company’s investments in its joint ventures may differ significantly from their fair market value.

A joint venture involves certain risks such as:

•	INSW may not have voting control over the joint venture;
•	INSW may not be able to maintain good relationships with its joint venture partner;
•	The joint venture partner at any time may have economic or business interests that are inconsistent with INSW’s and may seek concessions from INSW;

24
International Seaways, Inc.

•	The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to INSW;
•	The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and INSW;
•	The joint venture or venture partner could lose key personnel; and
•	The joint venture partner could become bankrupt requiring INSW to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

In addition, the charters under which INSW’s two FSO joint venture vessels currently operate expire in 2017. While the joint ventures that own the two FSOs have each received a letter of award providing for a 5-year charter commencing upon the expiration of the existing charters, such award remains subject to negotiation and execution of definitive charters. Those definitive charters may not be achieved and, if they are not, such failure could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company recorded impairment charges aggregating approximately $30 million in December 2016 as a result of a decline in the estimated fair value of its FSO joint ventures.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 76% of INSW’s aggregate TCE revenues in the year ended December 31, 2016, 90% in 2015 and 87% in 2014. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. For example, over the past five years, VLCC spot market rates (expressed as a time charter equivalent), which have ranged from a high of $115,780 per day to negative values, averaged $57,280 per day in December 2016 on the benchmark route between the Middle East Gulf and Japan. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from, or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2016, INSW employed eleven vessels on time or bareboat charters, with ten of those charters expiring in 2017 and one expiring in 2018 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when INSW is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), INSW may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2016, five of the Company’s eight VLCCs participate in the TI pool; all seven Aframaxes participate in the SIGMA pool; five of the Company’s eight crude Panamaxes and one of its four LR1s participate directly in the PI pool; its only LR2 participates in the Navig8 pool; 14 of its MRs participate in the CPTA pool; and two of its MRs participate in the HDT pool (an aggregate of 16 MRs out of a total of 20). INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools, decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

25
International Seaways, Inc.

In addition, in recent years the E.U. has published guidelines on the application of the E.U. antitrust rules to traditional agreements for maritime services such as commercial pools. While the Company believes that all the commercial pools it participates in comply with E.U. rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in commercial pools.

In the highly competitive international market, INSW may not be able to compete effectively for charters.

The Company’s vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than INSW does. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent INSW enters into new geographic regions or provides new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company’s current markets, and the competitors in those markets may have greater financial strength and capital resources than INSW does.

INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.

INSW’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the tanker industry and of individual tankers. The success of INSW’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include INSW’s ability to:

•	identify suitable tankers and/or shipping companies for acquisitions at attractive prices, which may not be possible if asset prices rise too quickly;
•	obtain financing;
•	identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;
•	integrate any acquired tankers or businesses successfully with INSW’s then-existing operations; and
•	enhance INSW’s customer base.

INSW intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time INSW may be engaged in a number of discussions that may result in one or more acquisitions, some of which may be material to INSW as a whole. These opportunities require confidentiality and may involve negotiations that require quick responses by INSW. Although there can be no certainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of INSW’s securities.

Acquisitions and other transactions can also involve a number of special risks and challenges, including:

•	diversion of management time and attention from the Company’s existing business and other business opportunities;
•	delays in closing or the inability to close an acquisition for any reason, including third-party consents or approvals;
•	any unanticipated negative impact on the Company of disclosed or undisclosed matters relating to any vessels or operations acquired; and
•	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business.

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses or assets into INSW’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company or asset. INSW may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions. Further, if a portion of the purchase price of a business is attributable to goodwill and if the acquired business does not perform up to expectations at the time of the acquisition, some or all of the goodwill may be written off, adversely affecting INSW’s earnings. INSW has recorded material write-offs of goodwill and intangible assets in prior years related to earlier acquisitions it consummated.

The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.

The Company expects that its vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent the Company’s vessels are found with or accused to be carrying contraband, whether inside or attached to the hull of our vessels and whether with or without the knowledge of any of its crew, the Company may face governmental or other regulatory claims which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. For example, one of INSW’s vessels was until recently being held in Venezuela because of a commercial dispute involving the charterer and the pool in which the vessel was operating, caused by the allegedly improper documentation being provided to local authorities in connection with loading a cargo, resulting in an ongoing criminal investigation. Additionally, such events could have ancillary consequences under INSW’s financing and other agreements.

26
International Seaways, Inc.

Operating costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events relating to secondhand vessels and the consolidation of suppliers.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2016, the weighted average age of the Company’s total owned and operated fleet was 12 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports. This would negatively impact the Company’s results of operation.

In addition, the Company’s fleet includes a number of vessels purchased in the secondhand market. While the Company typically inspects secondhand vessels before it purchases them, those inspections do not necessarily provide INSW with the same level of knowledge about those vessels’ condition that INSW would have had if these vessels had been built for and operated exclusively by it. The Company may not discover defects or other problems with such vessels before purchase, which may lead to expensive, unanticipated repairs, and could even result in accidents or other incidents for which the Company could be liable.

Furthermore, recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. With respect to certain items, INSW is generally dependent upon the original equipment manufacturer for repair and replacement of the item or its spare parts. Supplier consolidation may result in a shortage of supplies and services, thereby increasing the cost of supplies or potentially inhibiting the ability of suppliers to deliver on time. These cost increases or delays could result in downtime, and delays in the repair and maintenance of the Company’s vessels and have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

The Company’s significant operating leases could be replaced on less favorable terms or may not be replaced.

The Company’s operating fleet includes seven vessels that have been chartered-in under operating leases. The operating leases of the Company expire in 2017 and 2018 and may not be replaced at all or on as favorable terms, which could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.

The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company has entered into, and in the future will enter into, various contracts, including charter agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters voyage charters. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has, in some cases, affected charterers more severely than prior recessions. The Company also Time Charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the Time Charter or bareboat charter. Additionally, the Company enters into derivative contracts (interest rate swaps and caps) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

27
International Seaways, Inc.

The Company’s executive officers have limited experience in running a public company and some members of our management team are new to their current roles.

As a public company, INSW is highly dependent on the expertise of its senior management, certain of whom have not acted in their current capacities for a public company or were hired recently. Therefore, they will not have been involved with INSW’s business and will not have worked together as a team for a significant period of time. Consequently, their focus and attention may be diverted while they familiarize themselves with INSW’s business.

The Company may face unexpected drydock costs for its vessels.

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty, can be substantial and the Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage, and INSW’s insurance may not cover all of these costs. Vessels in drydock will generally not generate any income. Large drydocking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly the length of time that a vessel may be off-hire may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. If new tankers are built that are more efficient or more flexible or have longer physical lives than the Company’s vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter payments the Company receives for its vessels once their initial charters expire and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

Interruption or failure of INSW’s information technology and communications systems could impair its ability to operate and adversely affect its business.

INSW is highly dependent on information technology systems. These dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. INSW may experience failures caused by the occurrence of a natural disaster, computer hacking or viruses or other unanticipated problems at INSW’s facilities, aboard its vessels or at third-party locations. Any failure of INSW’s or third-party systems could result in interruptions in service, reductions in its revenue and profits, damage to its reputation or liability for the release of confidential information.

INSW’s revenues are subject to seasonal variations.

INSW operates its tankers in markets that have historically exhibited seasonal variations in demand for tanker capacity, and therefore, charter rates. Peaks in tanker demand quite often precede seasonal oil consumption peaks, as refiners and suppliers anticipate consumer demand. Charter rates for tankers are typically higher in the fall and winter months as a result of increased oil consumption in the Northern Hemisphere. Unpredictable weather patterns and variations in oil reserves disrupt tanker scheduling. Because a majority of the Company’s vessels trade in the spot market, seasonality has affected INSW’s operating results on a quarter-to-quarter basis and could continue to do so in the future. Such seasonality may be outweighed in any period by then current economic conditions or tanker industry fundamentals.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.

The Company maintains a system of internal controls to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The process of designing and implementing effective internal controls is a continuous effort that requires the Company to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company.

28
International Seaways, Inc.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase the Company’s operating costs and harm its business. Furthermore, investors’ perceptions that the Company’s internal controls are inadequate or that the Company is unable to produce accurate financial statements on a timely basis may harm its stock price.

Work stoppages or other labor disruptions may adversely affect INSW’s operations.

INSW could be adversely affected by actions taken by employees of other companies in related industries (including third parties providing services to INSW) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of other companies in its industry to successfully negotiate collective bargaining agreements.

Risks Related to Legal and Regulatory Matters

Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

A government could requisition one or more of the Company’s vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of the Company’s vessels may negatively impact the Company’s business, financial condition, results of operations and available cash.

The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, the U.N. or the E.U., which could negatively affect the trading price of the Company’s common shares.

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the U.N. or E.U. and countries identified by the U.S. government, the U.N. or the E.U. as state sponsors of terrorism. The U.S., U.N. and E.U. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran), even if the vessel does not travel to those countries, or otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

Although INSW believes that it is in compliance with all applicable sanctions and embargo laws and regulations and intends to maintain such compliance, and INSW does not, and does not intend to, engage in sanctionable activity, INSW might fail to comply or may engage in a sanctionable activity in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect INSW’s reputation and investor perception of the value of INSW’s common stock.

Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which INSW’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the risk of oil spills. They also regulate other water pollution issues, including discharge of ballast water and effluents and air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on INSW, including, without limitation, ones related to engine adjustments and ballast water treatment.

Environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, INSW could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. INSW could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

29
International Seaways, Inc.

INSW could incur significant costs, including cleanup costs, fines, penalties, third-party claims and natural resource damages, as the result of an oil spill or liabilities under environmental laws. The Company is subject to the oversight of several government agencies, including the U.S. Coast Guard and the EPA. OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters.

In addition, in complying with OPA 90, IMO regulations, E.U. directives and other existing laws and regulations and those that may be adopted, shipowners likely will incur substantial additional capital and/or operating expenditures in meeting new regulatory requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in certain areas and more stringent requirements for management and treatment of ballast water.

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. See Item 1, “Business ___ Environmental and Security Matters Relating to Bulk Shipping.”

Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to INSW’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and foreign regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

Accidents involving highly publicized oil spills and other mishaps involving vessels can be expected in the tanker industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on INSW’s business, financial results and cash flows. In addition, the Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes its vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety and environmental laws and regulations and are insured against usual risks for such amounts as the Company’s management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require the Company to incur significant capital expenditures with respect to its ships to keep them in compliance.

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the E.U., the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

30
International Seaways, Inc.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

The shipping industry, and especially vessels that transport crude oil and refined petroleum products, is heavily regulated. In addition, the “oil majors” such as BP, Chevron Corporation, Phillips 66, Exxon Mobil Corp., Royal Dutch Shell and Total S.A. have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel, including audits of the management office and physical inspections of the ship. Under the terms of the Company’s charter agreements (including those entered into by pools in which the Company participates), the Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits, respectively. The Company’s failure to maintain any of its vessels to the standards required by the oil majors could put the Company in breach of the applicable charter agreement and lead to termination of such agreement. Should the Company not be able to successfully clear the oil majors’ risk assessment processes on an ongoing basis, the future employment of the Company’s vessels could be adversely affected since it might lead to the oil majors’ terminating existing charters.

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s tariffs, rates, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in this Annual Report on Form 10-K and Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of the Company’s vessels could interrupt INSW’s cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, meaning any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet which, if successful, could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2017 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2017 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

31
International Seaways, Inc.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of the average value (determined on a quarterly basis) produce or are held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.” For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rental income and royalties other than rental income and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. Although there is no authority under the PFIC rules directly on point, and existing legal authority in other contexts is inconsistent in its treatment of time charter income, we believe that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets. Based on our existing operations and our view that income from time and spot chartered vessels is services income rather than rental income, we believe that we are not now and have never been a PFIC with respect to any taxable year. There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year. If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

Risks Related to the Common Stock

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate case law or bankruptcy law and, as a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States.

Our corporate affairs are governed by our articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act (the “BCA”). The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, the Marshall Islands does not have a well-developed body of bankruptcy law. As such, in the case of a bankruptcy involving us, there may be a delay of bankruptcy proceedings and the ability of securityholders and creditors to receive recovery after a bankruptcy proceeding, and any such recovery may be less predictable.

It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.

We are a corporation formed in the Republic of the Marshall Islands. In addition, a substantial portion of our assets are located outside of the United States. As a result, you may have difficulty serving legal process within the United States upon us. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in U.S. courts against us or our directors and officers, including in actions based upon the civil liability provisions of U.S. federal or state securities laws. Furthermore, there is substantial doubt that the courts of the Republic of the Marshall Islands or of the non-U.S. jurisdictions in which our offices are located would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

32
International Seaways, Inc.

The market price of the Company’s securities may fluctuate significantly.

The Company’s common stock is listed on New York Stock Exchange. However, trading volume has been relatively low and the market price of the Company’s common stock may fluctuate substantially. You may not be able to resell your common stock at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control. These risks include those described or referred to in this “Risk Factors” section and under “Forward -Looking Statements,” as well as, among other things: fluctuations in the Company’s operating results; activities of and results of operations of the Company’s competitors; changes in the Company’s relationships with the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; changes in the Company’s capital structure; any announcements by the Company or its competitors of significant acquisitions, strategic alliances or joint ventures; additions or departures of key personnel; investors’ general perception of the Company; failure to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events. Any of the foregoing factors could also cause the price of the Company’s equity securities to fall and may expose the Company to securities class action litigation. Any securities class action litigation could result in substantial cost and the diversion of management’s attention and resources.

In addition, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock, regardless of its actual operating performance.

Investors’ percentage ownership in INSW may be diluted in the future.

The Company may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership in INSW. In addition, investors’ percentage ownership may be diluted if the Company issues equity instruments such as debt and equity financing. If the Company’s board of directors makes grants of equity awards to the Company’s directors, officers and employees pursuant to any equity incentive or compensation plan, any such grants would cause further dilution.

INSW has not yet determined whether to pay cash dividends on its Common Stock.

INSW has not yet determined whether to pay cash dividends or other distributions with respect to its Common Stock. Any future determinations to pay dividends on its Common Stock will be at the discretion of its board of directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its board of directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s board of directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on our Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2016, the Company owned or operated an aggregate of 49 vessels (including seven chartered-in vessels) and had ownership interests in six additional vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 20, “Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

33
International Seaways, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock was approved for listing on the New York Stock Exchange (NYSE) on November 9, 2016.

On November 30, 2016, we amended and restated our articles of incorporation (“Amended and Restated Articles of Incorporation”). In accordance with the Amended and Restated Articles of Incorporation, immediately prior to the distribution the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants as described in Item 1, ” Business — Overview and Recent Developments” above. Following the distribution our authorized capital stock consisted of 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

The following table summarizes (i) the quarterly high and low closing sales prices of the Company’s common stock (INSW) as reported on the NYSE since December 1, 2016 as there was no established published trading market prior to December 1, 2016.

	Common stock (INSW)
2016	High	Low
	(In dollars)
Fourth Quarter	14.88	10.64

On March 15, 2017, there were 205 stockholders of record of the Company’s common stock.

The Company has not paid any regular cash dividends since its spin-off from OSG. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant. In addition, the Company’s ability to pay cash dividends in the future may be limited by the Company’s loan agreements. See Note 9, “Debt”, to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information about these limitations.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2016 and December 31, 2016 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Teekay Tankers Ltd. Class A (TNK), Nordic American Tankers Limited (NAT), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Gener8 Maritime Inc. (GNRT), Navios Maritime Acquisition Corporation (NNA), and the Company, referred to as the Peer Group index. The Company believes that this peer group index is relevant for comparative purposes.

34
International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 1, 2016 and that all dividends were reinvested.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s common stock that may be issued under the Management Incentive Compensation Plan and the Non-Employee Director Incentive Compensation Plan.

35
International Seaways, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2016, presented below, is derived from our consolidated financial statements. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As discussed in Item 1, ” Business — Overview and Recent Developments,” on November 30, 2016, the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

	2016	2015	2014	2013	2012
Shipping revenues	$398,319	$497,634	$517,018	$585,360	$686,666
Income/(loss) from vessel operations	5,941	176,314	4,604	(452,439)	(470,261)
(Loss)/income before reorganization items and income taxes	(17,652)	178,969	(13,827)	(415,300)	(460,990)
Reorganization items, net	(131)	(5,659)	(104,528)	(304,288)	(39,299)
(Loss)/income before income taxes	(17,783)	173,310	(118,355)	(719,588)	(500,289)
Net (loss)/income	(18,223)	173,170	(119,099)	(723,805)	(500,373)
Depreciation and amortization	79,885	81,653	84,931	108,675	132,155
Net cash provided by/(used by) operating activities	116,768	222,739	(253,295)	101,695	(96,470)
Dividend to OSG	202,000	200,000	-	-	-
Cash and cash equivalents	92,001	308,858	178,240	173,943	106,346
Restricted cash	-	8,989	70,093	-	-
Total vessels, deferred drydock and other property at net book amount	1,130,607	1,277,486	1,345,863	1,463,743	1,901,907
Total assets	1,662,521	2,029,950	2,035,183	2,136,629	2,507,835
Debt (a)	439,651	595,222	601,356	782,956	791,506
Total equity/(deficit)	1,179,512	1,383,786	1,390,943	-	-
Net investment of parent and accumulated other comprehensive loss	-	-	-	968,842	1,593,535
Per share amounts:
Basic and diluted net (loss)/income	(0.62)	5.94	(4.08)	(24.82)	(17.16)
Weighted average shares outstanding - basic and diluted	29,157,992	29,157,387	29,157,387	29,157,387	29,157,387
Other data:
Time charter equivalent revenues (b)	385,045	475,790	346,987	362,452	439,277
EBITDA(c)	101,578	297,933	22,834	(610,563)	(349,641)
Adjusted EBITDA(c)	221,997	299,172	137,490	78,454	(36,332)

(a)	As of December 31, 2013 and 2012, debt was a component of liabilities subject to compromise in the consolidated balance sheet.

(b)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2016	2015	2014	2013	2012
Time charter equivalent revenues	$385,045	$475,790	$346,987	$362,452	$439,277
Add: Voyage expenses	13,274	21,844	170,031	222,908	247,389
Shipping revenues	$398,319	$497,634	$517,018	$585,360	$686,666

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

36
International Seaways, Inc.

(c)	EBITDA represents net income/(loss) before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income/(loss) or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

(i)	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

(ii)	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

(iii)	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA and Adjusted EBITDA:

For the year ended December 31,	2016	2015	2014	2013	2012
Net (loss)/income	$(18,223)	$173,170	$(119,099)	$(723,805)	$(500,373)
Income tax provision	440	140	744	4,217	84
Interest expense	39,476	42,970	56,258	350	18,493
Depreciation and amortization	79,885	81,653	84,931	108,675	132,155
EBITDA	101,578	297,933	22,834	(610,563)	(349,641)
Severance costs	-	-	16,666	2,090	3,083
Separation and transition costs	9,043	-	-	-	-
Technical management transition costs	-	39	3,417	-	-
Goodwill and other intangibles impairment charge	-	-	-	16,214	-
Loss/(gain) on disposal of vessels and other property,
including impairments	79,203	(4,459)	(9,955)	366,425	270,927
Impairment of equity method investments	30,475	-	-	-	-
Gain on repurchase of debt	1,342	-	-	-	-
Other costs associated with repurchase of debt	225	-	-	-	-
Reorganization items, net	131	5,659	104,528	304,288	39,299
Adjusted EBITDA	$221,997	$299,172	$137,490	$78,454	$(36,332)

37
International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2016 and 2015 and its results of operations comparing the years ended December 31, 2016 and 2015 and the years ended December 31, 2015 and 2014, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2016, 2015 and 2014 we derived 67%, 64% and 66% of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of December 31, 2016, we owned or operated an International Flag fleet of 55 vessels aggregating 6.5 million dwt and 864,800 cbm, including seven vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). Other than the JV Vessels, revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 76%, 90% and 87% of our total TCE revenues in the spot market for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Spin-off from Overseas Shipholding Group, Inc.

On November 30, 2016, OSG completed the separation of its business into two independent publicly-traded companies through the spin-off of INSW. The spin-off transaction was in the form of a pro rata dividend of 100% of the common stock of INSW to holders of OSG common stock and warrants. See Note 1 “Basis of Presentation and Description of Business,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the spin-off transaction.

OPERATIONS AND OIL TANKER MARKETS

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2016 at 96.9 million barrels per day (“b/d”) an increase of 1.3 million b/d, or 1.4%, over the same quarter in 2015. The estimate for global oil consumption for all of 2016 is 96.3 million b/d, an increase of 1.4% over 2015. OECD demand in 2016 is estimated to have increased by 0.4% to 46.6 million b/d, while non-OECD demand is estimated to have increased by 2.5% to 49.7 million b/d.

Global oil production in the fourth quarter of 2016 reached 97.0 million b/d, unchanged from the fourth quarter of 2015. OPEC crude oil production continued to achieve record levels averaging 33.1 million b/d in the fourth quarter of 2016, an increase of 0.5 million b/d from the third quarter of 2016, and 0.9 million b/d from the fourth quarter of 2015. Non-OPEC production growth, decreased by 1.0 million b/d to 57.0 million b/d in the fourth quarter of 2016 compared with the fourth quarter of 2015. After declining from peak production in 2015, oil production in the U.S. increased by 0.1 million b/d from 12.3 million b/d in the third quarter of 2016 to 12.4 million b/d in the fourth quarter of 2016.

38
International Seaways, Inc.

U.S. refinery throughput decreased by about 0.1 million b/d to 18.8 million b/d in the fourth quarter of 2016 compared with the comparable quarter in 2015. U.S. crude oil imports increased by about 0.7 million b/d in the fourth quarter of 2016 compared with the comparable quarter of 2015 with imports from OPEC countries increasing by 0.3 million b/d, an 11.8% increase from the comparable quarter in 2015.

Chinese imports of crude oil continued increasing, with 2016 showing a 13.6% increase from 2015 as a result of increased strategic or commercial reserve buildup and increased imports by privately owned refineries. December imports reached 8.6 million b/d.

During the fourth quarter of 2016, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 6.9 million dwt as the crude fleet increased by 5.5 million dwt, while the product carrier fleet expanded by 1.4 million dwt. Year over year, the size of the tanker fleet increased by 31.3 million dwt with the largest increases in the VLCCs, MRs and Aframax sectors.

During the fourth quarter of 2016, the International Flag crude tanker orderbook decreased by 6.1 million dwt, and the product carrier orderbook decreased by 1.7 million dwt.

From the end of the fourth quarter of 2015 through the end of the fourth quarter of 2016, the total tanker orderbook declined by 28.6 million dwt. due to a combination of vessel deliveries combined with a large reduction in new orders placed in 2016, although 2016 saw limited amounts of scrappings.

VLCC freight rates saw a strengthening during the fourth quarter of 2016, reaching a peak of around $63,000 per day in December before beginning to decrease to around $50,000 per day by the end of the quarter. This was attributable to the record Chinese imports experienced during the quarter. Other crude segments had similar earnings patterns, although the Panamax sector saw continuous improvement throughout the quarter and product carriers also improved during the quarter from a low of around $6,500 per day in October to around $13,000 per day by the end of the quarter. The previously announced OPEC-led production cuts will begin to impact the tanker markets during the first quarter of 2017. In addition, 2017 will likely see the peak of the orderbook delivery schedule. The combination of these factors could put downward pressure on freight rates.

RESULTS FROM VESSEL OPERATIONS

During 2016, income from vessel operations decreased by $170,373 to $5,941 from $176,314 in 2015. This decrease reflects the impact of declining TCE revenues, net vessel impairment charges of $79,242 recorded in 2016, and the incurrence of spin-off and severance related costs in 2016. Such impacts were partially offset by a decrease in general and administrative expenses in the 2016 period.

TCE revenues decreased in 2016 by $90,745, or 19%, to $385,045 from $475,790 in 2015. The decrease was principally as a result of (i) a weakening in rates in the MR, VLCC and Aframax sectors, which accounted for $106,558 of the overall decrease and (ii) a decrease in MR revenue days, which accounted for $4,667 of the overall decrease, and reflects the sale of a 1998-built MR in July 2015 as well as the redelivery of an MR to its owners at the expiry of its time charter in March 2015. These negative factors were partially offset by increased revenue days in the VLCC and Aframax fleets due to fewer drydock and repair days, which accounted for a $11,623 increase in revenue, along with a $5,242 increase in revenue resulting from the Company’s ULCC being taken out of lay-up in the first quarter of 2015.

During 2015, income from vessel operations improved by $171,710 to $176,314 from $4,604 in 2014. This increase reflects the impact of a significant strengthening of TCE revenues, declining charter hire expense, and decreases in depreciation and amortization, severance and technical management transition costs and general and administrative expense. Such impacts were partially offset by a period-over-period increase in vessel expenses and a reduction in gains on vessel sales in 2015.

TCE revenues increased in 2015 by $128,803, or 37%, to $475,790 from $346,987 in 2014. Approximately $194,057 of such increase resulted from higher average daily TCE rates earned by the INSW fleet during 2015. The increase in average daily TCE rates was primarily due to a strengthening of rates in all of the International Flag sectors, most significantly in the VLCC and MR fleets, which accounted for $129,608 of the overall rate driven increase. These positive factors were partially offset by a $65,254 decrease attributable to a 3,700-day decrease in revenue days during 2015, which was driven by (i) 1,701 fewer chartered-in days in the current year, (ii) 993 fewer revenue days resulting from the Company’s reduced participation in the full service International Flag Lightering business upon the expiry of its lightering contracts in September 2014, and (iii) 1,114 fewer revenue days resulting from the sale of two VLCCs and one Panamax in December 2014, and one MR in July 2015.

The decrease in charter hire expense in 2015 of $24,153, or 40%, to $36,802 from $60,955 in 2014 was principally the result of the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters in 2014. Also contributing to the decrease was the redelivery of one additional MR upon its time charter’s expiration in March 2015.

39
International Seaways, Inc.

The increase in 2015 vessel expenses by $10,153, or 8%, to $143,925 from $133,772 resulted primarily from (i) $3,621 of additional reactivation and operating costs incurred in conjunction with the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in April 2015, (ii) $3,451 of incremental costs relating to the redelivery of one of the Company’s Panamaxes that had previously been bareboat chartered-out, (iii) the recording of a $1,450 reserve in 2015 for an assessment by a multi-employer defined benefit pension plan covering British crew members that served onboard INSW vessels (as well as vessels of other owners) more than 20 years ago, (iv) a $1,402 increase in vessel expenses associated with a newbuild LR2 that was delivered in the second quarter of 2014, and (v) an increase in technical management fees paid to V.Ships. As discussed in further detail in Note 18, “Severance Costs,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” the Company began transferring management of its International Flag conventional tankers to V.Ships in March 2014 and completed the transfers by September of 2014. Vessel operating expenses in 2015 included approximately $7,200 in technical management fees, compared with approximately $4,100 in 2014. These increases in vessel expense were more than offset by a decrease in the cost of providing technical and commercial management by the Company’s shore-based staff that were previously included in general and administrative expenses.

The $3,278, or 4%, decrease in depreciation and amortization to $81,653 in 2015 from $84,931 in 2014 was primarily due to a $5,065 decrease in depreciation expense associated with the vessel sales noted above. This decrease was partially offset by a $1,513 increase in depreciation expense associated with the LR2 newbuild delivery referred to above.

See Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”, for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations.

International Crude Tankers

	2016	2015	2014
TCE revenues	$258,171	$304,182	$228,296
Vessel expenses	(84,276)	(86,174)	(79,271)
Charter hire expenses	(9,732)	(8,821)	(27,283)
Depreciation and amortization	(52,395)	(51,347)	(56,280)
Adjusted income from vessel operations (a)	$111,768	$157,840	$65,462
Average daily TCE rate	$29,853	$36,839	$19,836
Average number of owned vessels (b)	24.0	24.0	27.8
Average number of vessels chartered-in under operating leases	0.3	0.2	5.5
Number of revenue days: (c)	8,648	8,257	11,509
Number of ship-operating days: (d)
Owned vessels	8,784	8,760	10,134
Vessels bareboat chartered-in under operating leases	-	-	217
Vessels time chartered-in under operating leases	-	-	1,555
Vessels spot chartered-in under operating leases	118	73	246

(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance costs, separation and transition costs, and (loss)/gain on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

40
International Seaways, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2016, 2015 and 2014 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate.

	2016		2015		2014
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$43,613	$-	$39,000	$-	$-
Revenue days	-	366	-	275	-	-
VLCCs: (a)
Average rate	$41,994	$40,737	$54,591	$-	$25,803	$16,748
Revenue days	2,226	624	2,672	-	3,484	10
Suezmaxes:
Average rate	$-	$-	$-	$-	$15,603	$-
Revenue days	-	-	-	-	38	-
Aframaxes: (b)
Average rate	$21,345	$-	$34,042	$-	$20,440	$-
Revenue days	2,508	-	2,439	-	3,702	-
Panamaxes:
Average rate	$19,006	$21,094	$25,226	$15,462	$22,414	$12,064
Revenue days	1,726	1,079	1,432	1,362	1,443	1,765

(a)	The average rates reported in the above tables for VLCCs in 2014 represent VLCCs less than 15 years of age. The average spot TCE rates earned by the Company’s VLCCs on an overall basis during 2014 was $24,358.
(b)	The average rates reported for Aframaxes exclude TCE revenue from the Company’s International Flag Lightering business.

During 2016, TCE revenues for the International Crude Tankers segment decreased by $46,011, or 15%, to $258,171 from $304,182 in 2015 primarily as a result of lower average daily rates in the VLCC and Aframax sectors, which accounted for a decrease in revenue of approximately $65,267. Such decrease was mitigated to an extent by an increase of 246 revenue days for the VLCC and Aframax fleets, which resulted from fewer drydock and repair days in the current year and increased revenue by approximately $11,623. Also serving to partially offset the decline in rates were increased activity levels in the Crude Tankers Lightering business in the current year, which resulted in a $4,552 increase in revenue, and the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for 21 months following the expiry of the initial charter period. A full year of service for the ULCC accounted for an increase in revenue of $5,242 in the current year.

Vessel expenses decreased by $1,898 to $84,276 in 2016 from $86,174 in 2015. The change in vessel expenses is primarily due to the Marine Navy Ratings Pension Fund (“MNRPF”) assessment described further below. Charter hire expenses increased by $911 to $9,732 in 2016 from $8,821 in 2015, resulting from an increase in spot chartered-in Aframaxes by the Crude Tankers Lightering business for utilization in the performance of full-service lighterings during 2016. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the Crude Tankers Lightering business.

During 2015, TCE revenues for the International Crude Tankers segment increased by $75,886, or 33%, to $304,182 from $228,296 in 2014. Higher average daily TCE rates across all fleets in the segment in the current year, particularly in the VLCC fleet sector, increased TCE revenues by approximately $135,676. Further contributing to the increase in 2015 was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015. Partially offsetting the impact of the positive factors was a $70,500 decrease in TCE revenues attributable to a 3,530-day decrease in revenue days. The decrease in revenue days reflected a contraction in the International Crude Tankers Lightering fleet associated with reductions in the Company’s full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014. Such reduction included the sales of two 1994-built Aframaxes that had been utilized in the International Flag Lightering business, one in March 2014 and the second in September 2014, and resulted in a reduction in TCE revenue of $3,921 during 2015. Also contributing to the decrease in revenue days were 1,289 fewer chartered-in days in the Aframax fleet, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in December 2014, and a 356-day increase in drydock and repair days in 2015 compared with 2014.

Vessel expenses increased by $6,903 to $86,174 in 2015 from $79,271 in 2014. The increase in vessel expenses reflects a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the MNRPF. The MNRPF is a multi-employer defined benefit pension plan covering British crew members that served onboard INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. Also contributing to the variance in vessel expenses were an increase of $1,670 in management fees paid to V.Ships, and a $7,071 increase associated with the reactivation in the first quarter of 2015 of the ULCC discussed above and with one of the Company’s Panamaxes that had previously been bareboat chartered-out. Such increases were partially offset by a 1,591-day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above. Charter hire expenses decreased by $18,462 to $8,821 in 2015 from $27,283 in 2014, resulting from a decrease of 1,945 chartered-in days in the current year, driven principally by the return of vessels discussed above. The only vessels in the segment that were time chartered-in by the Company during 2015 were workboats employed in the International Flag Lightering business.

41
International Seaways, Inc.

Depreciation expense decreased by $4,933 to $51,347 in 2015 from $56,280 in 2014, reflecting the 2014 vessel sales noted above.

International Product Carriers
	2016	2015	2014
TCE revenues	$126,314	$171,608	$118,669
Vessel expenses	(58,612)	(58,118)	(54,711)
Charter hire expenses	(27,679)	(27,981)	(33,679)
Depreciation and amortization	(26,696)	(28,763)	(26,893)
Adjusted income from vessel operations	$13,327	$56,746	$3,386
Average daily TCE rate	$14,206	$19,043	$12,544
Average number of owned vessels	18.0	18.6	18.4
Average number of vessels chartered-in under operating leases	6.9	7.2	8.3
Number of revenue days	8,891	9,012	9,460
Number of ship-operating days:
Owned vessels	6,588	6,782	6,730
Vessels bareboat chartered-in under operating leases	1,098	1,095	1,095
Vessels time chartered-in under operating leases	1,433	1,530	1,934

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2016, 2015 and 2014 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which certain of the segment’s vessels participate.

	2016		2015		2014
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
LR2
Average rate	$21,153	$-	$32,075	$-	$16,094	$-
Revenue days	365	-	365	-	146	-
LR1
Average rate	$20,599	$21,107	$27,465	$17,337	$27,050	$13,829
Revenue days	361	1,029	327	929	374	1,063
MR
Average rate	$13,107	$11,309	$19,490	$7,004	$12,036	$10,630
Revenue days	6,431	705	6,949	442	7,101	776

During 2016, TCE revenues for the International Product Carriers segment decreased by $45,294, or 26%, to $126,314 from $171,608 in 2015. This decrease resulted primarily from a year-over-year decrease in average daily blended rates earned by the MR fleet, which accounted for $41,291 of the total decrease, and a 255-day decrease in MR fleet revenue days, which accounted for $4,667 of the total decrease. The reduction in revenue days was driven by the MR sale and redelivery discussed above.

Depreciation and amortization decreased by $2,067 to $26,696 in 2016 from $28,763 in 2015, principally due to the impact of reductions in vessel bases that resulted from impairment charges on two vessels in the segment recorded in the third quarter of 2016, and the MR sale in 2015 discussed above.

During 2015, TCE revenues for the International Product Carriers segment increased by $52,939, or 45%, to $171,608 from $118,669 in 2014. Approximately $48,927 of this increase in TCE revenues resulted primarily from a significant year over year increase in average daily blended rates earned by the MR fleet. Partially offsetting the stronger rates for the MR fleet was a $5,663 decrease associated with a 486-day decrease in MR fleet revenue days, primarily due to two time chartered-in vessels that were returned to their owners at the expiry of their charters. The delivery of a newbuilt LR2 in July 2014 also resulted in $9,198 of increased TCE revenues during 2015.

42
International Seaways, Inc.

International Product Carriers segment vessel expenses increased by $3,407 to $58,118 in 2015 from $54,711 in 2014. Such variance resulted from an increase of owned and bareboat chartered-in days of 52 days, primarily attributable to the LR2 delivery discussed above, partially offset by the sale of a 1998-built MR in July 2015. Also contributing to the variance was an increase in average daily vessel expenses of $404 per day, which primarily related to management fees paid to V.Ships, higher crew costs, and the timing of the delivery of stores and spares. Charter hire expenses decreased by $5,698 to $27,981 in 2015 from $33,679 in 2014 reflecting 404 fewer chartered-in days in the MR fleet, as vessels were returned to their owners at the expiry of their charters. Depreciation and amortization increased by $1,870 to $28,763 in 2015 from $26,893 in 2014, principally due to $1,513 associated with the LR2 delivery discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2016, general and administrative expenses decreased by $9,898 to $31,618 from $41,516 in 2015. The decrease was principally attributable to an approximately $11,300 decrease in non-compensation and benefits related overhead costs incurred and allocated by OSG to INSW during the 11-month period ended November 30, 2016 that INSW was included as a part of consolidated OSG compared with 2015. Such decrease reflected lower accounting, legal and consulting fees incurred in the 2016 period. Further contributing to the decrease was an approximately $2,200 decline in the annual incentive bonus expense in 2016. Certain individuals that departed OSG in conjunction with the spin-off of INSW did not receive an annual incentive bonus for 2016, and instead received severance payments in accordance with their respective employment agreements. Partially offsetting the above reductions was a $2,262 net increase in accounting, consulting and legal fees incurred directly by the Company in 2016, along with an increase in foreign exchange losses in 2016 of $473 and the inclusion in the 2015 period of approximately $604 in insurance premium credits.

During 2015, general and administrative expenses decreased by $11,081 to $41,516 from $52,597 in 2014. The decrease reflected lower employee compensation and benefits costs and rental expense resulting from the outsourcing of the technical management and certain aspects of commercial management and crew management of the Company’s fleet implemented in the first quarter of 2014. Partially offsetting such reductions were larger cost allocations from OSG related to higher audit fees and legal and consulting fees and third party fees incurred in the fourth quarter of 2015 in connection with OSG’s bond tender and consent solicitation.

SEPARATION AND TRANSITION COSTS

INSW entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with OSG, which among other things, (i) governs the transfer of assets and liabilities between both entities, (ii) terminates all intercompany arrangements between INSW and OSG except for specified agreements and arrangements, (iii) contains terms and conditions that generally require INSW and OSG to use commercially reasonable efforts to consummate the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements, (iv) releases certain claims between the parties and their affiliates, successors and assigns, (v) contains mutual indemnification provisions and (vi) allocates expenses of the spin-off between the parties. Spin-off related expenses incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $9,043. Approximately $3,337 of these costs represented INSW’s allocated share of severance costs for certain individuals that departed OSG in conjunction with the spin-off of INSW. While comparable costs are not expected in 2017, both parties will perform a true up of final separation costs which may result in additional costs being allocated to INSW in 2017.

INSW and OSG also entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG will provide certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW has agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement will terminate 30 days after the expiration or termination of all of the services provided thereunder, which are generally provided for a maximum period of three to six months.

INSW expects to earn fees totaling $79 for services provided to OSG pursuant to the terms of the Transition Services Agreement, over the term of the TSA. Approximately $27 of such fees were earned as of December 31, 2016. INSW also expects to incur fees totaling $156 during the term of the TSA for services received from OSG. Approximately $31 of such fees were incurred as of December 31, 2016.

43
International Seaways, Inc.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2016, equity in income of affiliated companies decreased by $28,710 to $16,849 from $45,559 in 2015. This decrease reflects impairment charges of $30,475 recorded in 2016 in relation to the Company’s investment in the FSO joint ventures. Partially offsetting such decrease was a $1,829 increase in earnings from the FSO joint ventures resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. The increased earnings generated by the FSO joint ventures, also reflect in part, scheduled increases in charter out rates and lower vessel operating expenses.

During 2015, equity in income of affiliated companies increased by $7,687 to $45,559 from $37,872 in 2014. This increase was principally as a result of the following: (i) a net increase in revenue earned by the LNG joint venture as a result of a 40-day reduction in offhire days during the year ended December 31, 2015 compared with 2014, which reflected repairs to one of the joint venture’s vessels, partially offset by a reserve for performance claims made by the charterer; (ii) a $2,200 reimbursement received from the LNG joint venture’s charterer during 2015 for costs incurred by the joint venture related to establishing an inventory of ship spare parts; and (iii) a decrease in interest expense associated with a $78,442 reduction in outstanding LNG and FSO joint venture debt during 2015. In addition, there was an increase in earnings generated by the FSO joint ventures, reflecting, in part, scheduled increases in charter out rates combined with lower vessel operating expenses.

INTEREST EXPENSE

The components of interest expense are as follows:

	2016	2015	2014
Interest before impact of interest rate caps	$38,959	$42,970	$56,258
Impact of interest rate caps	517	-	-
Interest expense	$39,476	$42,970	$56,258

Interest expense was $39,476 in 2016 compared with $42,970 in 2015. The decrease in interest expense in the current year reflects the impact of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan in 2016. Interest expense is expected to decrease further in 2017 as a result of the principal prepayments and open market repurchases made during 2016. Refer to Note 9, “Debt” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

Interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, was $42,970 in 2015 and was comprised primarily of $42,688 relating to the INSW Facilities.

Interest expense in 2014 was $56,258, including $17,085 associated with the INSW Facilities. The balance of interest expense recognized during 2014 represented contractual post-petition interest from the Petition Date through the effective date of the Equity Plan on allowed claims associated with our pre-reorganized INSW loan agreements of $32,015 and certain rejected executory contracts. Accordingly, interest expense for the year ended December 31, 2014 is not comparable to either 2016 or 2015.

INCOME TAX EXPENSE

The provisions for income taxes for the years ended December 31, 2016, 2015 and 2014 were $440, $140 and $744, respectively, resulting from operations in certain foreign jurisdictions which are subject to income tax.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2017 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

44
International Seaways, Inc.

EBITDA and Adjusted EBITDA

EBITDA represents net income/(loss) before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

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

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

For the year ended December 31,	2016	2015	2014
Net (loss)/income	$(18,223)	$173,170	$(119,099)
Income tax provision	440	140	744
Interest expense	39,476	42,970	56,258
Depreciation and amortization	79,885	81,653	84,931
EBITDA	101,578	297,933	22,834
Severance costs	-	-	16,666
Separation and transition costs	9,043	-	-
Technical management transition costs	-	39	3,417
Loss/(gain) on disposal of vessels and other property, including impairments	79,203	(4,459)	(9,955)
Impairment of equity method investments	30,475	-	-
Gain on repurchase of debt	1,342	-	-
Other costs associated with repurchase of debt	225	-	-
Reorganization items, net	131	5,659	104,528
Adjusted EBITDA	$221,997	$299,172	$137,490

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

45
International Seaways, Inc.

Liquidity

Working capital at December 31, 2016 was approximately $126,000 compared with $348,000 at December 31, 2015. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by $225,846 during the year ended December 31, 2016. As further described below, this decrease reflects the use of $155,232 for repurchases, prepayments and regular principal amortization of outstanding debt and $202,000 for dividends paid to OSG, offset by cash flows provided by operating activities.

As of December 31, 2016, we had total liquidity on a consolidated basis of $142,001 comprised of $92,001 of unrestricted cash and $50,000 of undrawn revolver capacity. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of December 31, 2016, we had total debt outstanding (net of original issue discount and deferred financing costs) of $439,651 and a total debt to total capitalization of 26.6%, which compares with 30.1% at December 31, 2015. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018.

Restricted cash as of December 31, 2015 was legally restricted under the INSW Facilities. The INSW Facilities stipulate that if annual aggregate cash proceeds of INSW asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the INSW Facilities. In June 2016, INSW utilized restricted cash to prepay $8,832 of outstanding principal under the INSW Term Loan.

Sources, Uses and Management of Capital

Net cash provided by operating activities for the year ended December 31, 2016 was $116,768. In addition to operating cash flows, our other sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the INSW Facilities and proceeds from the opportunistic sales of our vessels. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan discussed in Item 1, “Business – Strategy.”

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. The INSW Facilities require that a portion of Excess Cash Flow (as defined in the loan agreement) be used to prepay the outstanding principal balance of each such loan. To the extent permitted under the terms of the INSW Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

From our Emergence Date in August 2014 through December 2016, we have generated and used cash through the following investing and financing activities:

•	INSW Facilities

Upon our emergence from Bankruptcy, we closed on the INSW Facilities and drew down the full amount available under the INSW Term Loan of $628,375 and received proceeds net of issuance and deferred financing costs of $605,561. We combined such funds with cash and cash equivalents on hand to make payments relating to the Chapter 11 Cases.

The INSW Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for mandatory pre-payments. The INSW Facilities require that a portion of Excess Cash Flow (as defined in the term loan agreement) be used to prepay the outstanding principal balance of such loan, commencing with the six-month period beginning July 1, 2015 (as described below), and annual periods thereafter. We have remaining unused credit availability under the INSW Revolver Facility of $50,000.

The INSW Facilities have a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at December 31, 2016.

The INSW Term Loan matures on August 5, 2019 and the INSW Revolver Facility matures on February 5, 2019. The maturity dates for the INSW Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

46
International Seaways, Inc.

•	Amendments to INSW Facilities

The first amendment to the INSW Facilities entered into on June 3, 2015, among other things, provided for the following, subject to certain conditions described therein: (i) permitted INSW to pay a cash dividend to OSG no later than June 30, 2015; (ii) permitted INSW to retain net cash proceeds up to $78,000 from the sales of certain assets that occurred prior to June 3, 2015; and (iii) altered the periods during which Excess Cash Flow (as defined in the loan agreement for the INSW Facilities) must be used to prepay the outstanding principal balance of the INSW Facilities, from an annual period beginning January 1, 2015 to a six-month period beginning July 1, 2015 and annual periods thereafter.

Pursuant to the June 3, 2015 amendment to the INSW Facilities, INSW paid a cash dividend of $200,000 to OSG on June 26, 2015. Such amendment reduced the base Available Amount (as defined in the loan agreement for the INSW Facilities) from $25,000 to $0. Therefore, as of December 31, 2015, no cash dividends, loans or advances to OSG were permitted under the INSW Term Loan. The Available Amount under the INSW Term Loan increased to $132,200 in the first quarter of 2016, after the required reports were filed with the banks.

On July 18, 2016, the Company entered into a second amendment (the “Second INSW Credit Agreement Amendment”) to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amended the conditions under which the INSW Facilities permitted OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permitted the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and alters certain conditions for providing such loans; (iii) increased the amount of certain investments the Company and its subsidiaries may make under the INSW Facilities; and (iv) required the Company to prepay outstanding Initial Term Loans (as defined in the INSW Facilities) in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

On November 30, 2016, the Company entered into a fourth amendment (the “Fourth INSW Credit Agreement Amendment”) to the INSW Facilities primarily to reflect the spin-off of the Company from OSG. The Fourth INSW Credit Agreement Amendment, among other things, (i) removed OSG as guarantor of and party under the facility; (ii) replaced restrictions on the movement of funds to OSG with limitations on the use of the Available Amount to pay dividends to shareholders; (iii) restricted payments of dividends from INSW’s subsidiaries to INSW and (iv) added or modified certain definitions.

In addition to the dividend distribution described above, during the year ended December 31, 2016, we used cash to opportunistically repurchase and retire $68,922 of the outstanding principal under the INSW Term Loan, at an aggregate discounted price of $65,167 (a financing activity). We also made mandatory principal prepayments of the INSW Term Loan of $83,832 (which includes $8,832 relating to restricted cash described above). The net loss of $1,342 realized on these transactions for the year ended December 31, 2016 is included in other (expense)/income in the consolidated statement of operations. The net loss reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating $225) incurred by the Company in relation to the open market repurchases and INSW Term Loan amendments are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The Available Amount for cash dividends permitted under the INSW Term Loan was $30,200 as of December 31, 2016, after INSW’s dividend distributions to OSG of $102,000 during the year ended December 31, 2016. Management expects that the Available Amount will increase to approximately $70,236 by the end of the first quarter of 2017, after the required reports are filed with the banks.

Outlook

We believe the actions we have taken have strengthened our balance sheet as well as increased our flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positioned us to generate sufficient cash to support our operations over the next twelve months ending December 31, 2017. Also, as we monitor the maturity profile of Company’s outstanding debt, we will evaluate opportunities to extend or refinance the INSW Facilities in the next 12 to 15 months.

47
International Seaways, Inc.

Carrying Value of Vessels

All except one of the Company’s owned vessels are pledged as collateral under the INSW Facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2016. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “— Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2016
Vessel Type	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value

International Flag Crude Tankers
VLCC (includes ULCC)	12.1	9	$446,732
Aframax	11.6	7	180,920
Panamax	14.3	8	103,304
Total International Flag Crude Tankers(1)	12.3	24	$730,956

International Flag Product Carriers
LR2	2.4	1	$67,080
LR1	8.1	4	97,702
MR	11.2	13	201,753
Total International Flag Product Carriers(2)	9.3	18	$366,535

(1)	As of December 31, 2016, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $722,883, which the Company believes exceeds their aggregate market value of approximately $556,625 by $166,258.
(2)	As of December 31, 2016, the International Flag Product Carriers segment includes vessels with an aggregate carrying value of $306,450, which the Company believes exceeds their aggregate market value of approximately $228,125 by $78,325.

Off-Balance Sheet Arrangements

As of December 31, 2016, the affiliated companies in which INSW held an equity interest had total bank debt outstanding of $714,170 of which $638,827 was nonrecourse to the Company.

As of December 31, 2016, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $38,789 and the carrying amount of the liability related to this guarantee was $0.

INSW has an interest in two joint ventures each of which converted a ULCC into a Floating Storage and Offloading Service vessel (together, the “FSO Joint Venture”). Prior to the spin-off, the FSO Joint Venture was party to a number of contracts to which OSG served as guarantor: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with OSG and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ’‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ’‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ’‘MOQ Service Contracts’’).

48
International Seaways, Inc.

In connection with the Distribution on November 30, 2016, INSW now guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ’‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ’‘MOQ Guarantee’’, together with the ING and Nordea Guarantees, the ’‘INSW FSO Guarantees’’). OSG will continue to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ’‘OSG FSO Guarantees’’).

INSW entered into guarantee arrangements in connection with the spin-off on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (’‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ’‘LNG Charter Party Agreements’’, and such guarantee, the ’‘LNG Performance Guarantee’’). OSG will continue to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantee, the ’‘OSG LNG Performance Guarantee’’ and collectively, with the OSG FSO Guarantees the ’‘Continuing OSG Guarantees’’).

In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee. INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement.

See Note 13, “Related Parties,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

In addition and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme. See Note 17, “Pension Plans,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2016 follows:

						Beyond
	2017	2018	2019	2020	2021	2021	Total
INSW Term Loan - floating rate(1)	$32,843	32,484	467,074	-	-	-	$532,401
Operating lease obligations (2)
Bareboat Charter-ins	7,016	1,841	-	-	-	-	8,857
Time Charter-ins	15,440	-	-	-	-	-	15,440
Office space	1,088	998	998	998	665	-	4,747
Total	$56,387	$35,323	$468,072	$998	$665	$-	$561,445

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the INSW Term Loan of 4.75%. Management estimates that no prepayment will be required for the INSW Term Loan as a result of estimated Excess Cash Flow for the year ended December 31, 2016. Amounts shown for the INSW Term Loan for years subsequent to 2017 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of December 31, 2016, the Company had charter-in commitments for 7 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

RISK MANAGEMENT

Interest rate risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. To manage its interest rate risk in a cost-effective manner, the Company, from time to time, enters into interest rate swap or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

49
International Seaways, Inc.

At December 31, 2016 and 2015, INSW was party to an Interest Rate Cap agreement with a start date of February 5, 2015 with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the INSW Term Loan. The Interest Rate Cap agreement contains no leverage features. The INSW Interest Rate Cap, which expired on February 5, 2017, had a cap rate of 2.5%.

Currency and exchange rate risk

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, such as vessel and general and administrative expenses, in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial. If foreign exchange risk becomes material in the future, the Company may seek to reduce its exposure to fluctuations in foreign exchange rates through the use of short-term currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness would be assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss.

Fuel price volatility risk

Historically, the Company managed its exposure to future increases in fuel prices in the normal course of its business by entering into standalone bunker swaps. The Company’s deployment of most of its conventional tanker fleet in commercial pools and time charters currently limits the Company’s direct exposure to fluctuations in fuel prices as a component of voyage expenses.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

							Fair Value at
					Beyond		Dec. 31,
At December 31, 2016	2017	2018	2019	2020	2020	Total	2016
Liabilities
Long-term debt *
Variable rate debt	$6.2	$6.2	$447.6	$-	$-	$460.0	$447.9
Average interest rate	5.83%	5.83%	5.83%	-	-

*Including current portion.

As of December 31, 2016, the Company had a secured term loan (INSW Term Loan) and a revolving credit facility (INSW Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There were no amounts outstanding under the INSW Revolver Facility as of December 31, 2016.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

50
International Seaways, Inc.

Revenue Recognition

The Company generates a majority of its revenue from voyage charters, including vessels in pools that predominantly perform voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues in the shipping industry and the method used by the Company. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. The Company does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage, because it is at this time an obligation to perform is established, the charter rate is determinable for the specified load and discharge ports and collectability is reasonably assured.

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire.

For the Company’s vessels operating in Commercial Pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent basis in accordance with an agreed-upon formula. The formulas in the pool agreements for allocating gross shipping revenues net of voyage expenses are based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses are the responsibility of the pools. The pools may enter into contracts that earn either voyage charter revenue or time charter revenue. Each of the pools follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not the Company’s participation interest in each of the pools is sufficiently significant so as to determine that the Company has effective control of the pool. Company management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participated. Such pool was not a legal entity but operated under a contractual agreement. Therefore, effective July 1, 2013 through June 30, 2014, when the Company’s participation in this pool ended, the Company’s allocated TCE revenues for such pool were reported on a gross basis as voyage charter revenues and voyage expenses in the consolidated statement of operations. The impact of this method of presenting earnings for this pool for the year ended December 31, 2014 was an increase in both voyage charter revenues and voyage expenses of $40,454.

Vessel Lives and Salvage Values

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for FSO service vessels for which estimated useful lives of 30 years are used and LNG Carriers for which estimated useful lives of 35 years are used) from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e. its current fair value) if a vessel impairment charge is recorded.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. Company management estimates the scrap value of all of its vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, the historic pattern of annual average scrap rates over the five years ended December 31, 2016, which ranged from $235 to $495 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of scrapping activity in 2017 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys including first generation double hull vessels.

51
International Seaways, Inc.

Although management believes that the assumptions used to determine the scrap rate for its International Flag vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

Vessel Impairment

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. Management evaluates the carrying amounts of vessels held and used by the Company for impairment only when it determines that it will sell a vessel or when events or changes in circumstances occur that cause management to believe that future cash flows for any individual vessel will be less than its carrying value. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management used the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the pattern of scrap rates used in management’s evaluation of salvage value.

The determination of fair value is highly judgmental. In estimating the fair value of INSW’s vessels for purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company uses a methodology consistent with the methodology discussed above in relation to the undiscounted cash flow models prepared by the Company, and discounts the cash flows using its current estimate of INSW’s weighted average cost of capital, of 9%.

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker scrappings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future.

2016 Impairment Evaluations — The Company has been monitoring the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, and September 30, 2016 to December 31, 2016, as well as the decline in forecasted near term charter rates, and concluded that the declines in vessel valuations and in forecasted near term charter rates constituted impairment trigger events for 28 vessels as of September 30, 2016 and 24 vessels as of December 31, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized the methodology described above. In estimating the fair value of the vessels for the purposes of Step 2 of the September 30, 2016 impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. In estimating the fair values of the vessels for the purposes of Step 2 of the December 31, 2016 impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with the methodology described above. Based on the tests performed, impairment charges aggregating $29,602 were recorded on one Panamax and seven MRs to write-down their carrying values to their estimated fair values at December 31, 2016.

52
International Seaways, Inc.

2015 Impairment Evaluation — Management gave consideration as to whether any events and changes in circumstances existed as of December 31, 2015 that could be viewed as indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2015 and determined there were no such events or changes in circumstances.

2014 Impairment Evaluation — Management gave consideration to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2014:

(i)	A significant year-over-year decline in third party valuation appraisals for four MRs securing the INSW Term Loan;
(ii)	the impact, if any, of management’s intent to dispose of or continue to trade certain vessels during 2015; and
(iii)	the impact, if any, of outsourcing technical and commercial management of the Company’ International Flag conventional tanker fleet.

Management determined that the latter two factors had no impact on the carrying value of the Company’s International Flag fleet as of December 31, 2014. However, the decline in the third party valuation appraisals on four modern MRs, which were built between 2009 and 2011, was deemed to be an impairment indicator requiring the need to test the recoverability of the carrying value of these vessels. Based on tests performed, it was determined that the vessels would generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives.

Impairment of Equity Method Investments

When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. If a determination is made that an other-than-temporary impairment exists, the investment should be written down to its fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, which establishes a new cost basis. In December 2016, evidence of an other-than-temporary decline in the fair value of the Company’s investments in its FSO joint ventures below their carrying values was identified by the Company. Specifically, management concluded that the lower charter rate expected over the duration of the recently awarded five-year service contracts commencing in the third quarter of 2017 was negative evidence indicating that the excess of the carrying value of the Company’s investment in these joint ventures over their fair value was other-than-temporary as of December 31, 2016.

As the Company determined that other-than-temporary impairments existed in relation to its investments in the FSO joint ventures, impairment charges aggregating $30,475 were recorded to write down the investments to their estimated fair values as of December 31, 2016. Such charges are included in equity in income of affiliated companies in the accompanying consolidated statements of operations. In estimating the fair value of the Company’s investments in the FSO joint ventures as of December 31, 2016, the Company utilized an income approach, by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the joint ventures. In preparing the discounted cash flows models, the Company used a methodology largely consistent with the methodology and assumptions detailed in the “Vessel Impairment” section above, with the exception being that as the assets owned by the joint ventures serve under specific service contracts, the estimated charter rates for periods after the expiry of the existing contracts are based upon management’s internally forecasted rates. The cash flows were discounted using the current estimated weighted average cost of capital for each joint venture, which approximated 9.5% and took into consideration country risk, entity size and uncertainty with respect to the cash flows for periods beyond the current charter expiries.

Drydocking

Within the shipping industry, there are two methods that are used to account for dry dockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or five years, management uses the deferral method because management believes it provides a better matching of revenues and expenses than the expense-as-incurred method.

53
International Seaways, Inc.

Pension Benefits

The Company has obligations outstanding under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), a defined benefit pension plan maintained by a subsidiary in the U.K., who is the principal employer of the Scheme. The plan has been closed to new entrants and accrual since December 2007. The Company has recorded pension benefit costs based on complex valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. The Company is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Scheme and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

In determining the benefit obligations at the end of year measurement date, the Company continues to use an equivalent single weighted-average discount rate, at December 31, 2016 (2.60%) and 2015 (3.80%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as Scheme. The Company also assumed a long term rate of return on the Scheme assets of 3.85% and 5.62% at December 31, 2016 and 2015, respectively, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Scheme.

Newly Issued Accounting Standards

See Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity.”

54
International Seaways, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

55
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$92,001	$308,858
Voyage receivables, including unbilled of $61,416 and $71,200	66,918	74,951
Other receivables	5,302	4,464
Inventories	1,338	3,396
Prepaid expenses and other current assets	5,350	5,067
Total Current Assets	170,909	396,736
Restricted cash	-	8,989
Vessels and other property, less accumulated depreciation	1,100,050	1,240,411
Deferred drydock expenditures, net	30,557	37,075
Total Vessels, Deferred Drydock and Other Property	1,130,607	1,277,486
Investments in and advances to affiliated companies	358,681	344,891
Other assets	2,324	1,848
Total Assets	$1,662,521	$2,029,950

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,237	$30,783
Payable to OSG	683	11,350
Current installments of long-term debt	6,183	6,284
Total Current Liabilities	45,103	48,417
Long-term debt	433,468	588,938
Other liabilities	4,438	8,809
Total Liabilities	483,009	646,164

Commitments and contingencies

Equity:
Common stock - 100,000,000 no par value shares authorized;29,189,454 shares issued and outstanding	29,825	29,825
Paid-in additional capital	1,276,411	1,325,504
(Accumulated deficit)/retained earnings	(74,457)	92,581
	1,231,779	1,447,910
Accumulated other comprehensive loss	(52,267)	(64,124)
Total Equity	1,179,512	1,383,786
Total Liabilities and Equity	$1,662,521	$2,029,950

See notes to consolidated financial statements

56
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2016	2015	2014
Shipping Revenues:
Pool revenues, including $37,481 in 2016, $45,372 in 2015 and $85,967 in 2014 received from companies accounted for by the equity method	$246,196	$360,218	$180,813
Time and bareboat charter revenues	95,484	52,092	44,846
Voyage charter revenues	56,639	85,324	291,359
	398,319	497,634	517,018

Operating Expenses:
Voyage expenses	13,274	21,844	170,031
Vessel expenses	141,944	143,925	133,772
Charter hire expenses	37,411	36,802	60,955
Depreciation and amortization	79,885	81,653	84,931
General and administrative	31,618	41,516	52,597
Severance costs	-	-	16,666
Separation and transition costs	9,043	-	-
Technical management transition costs	-	39	3,417
Loss/(gain) on disposal of vessels and other property, including impairments	79,203	(4,459)	(9,955)
Total Operating Expenses	392,378	321,320	512,414
Income from Vessel Operations	5,941	176,314	4,604
Equity in Income of Affiliated Companies	16,849	45,559	37,872
Operating Income	22,790	221,873	42,476
Other (Expense)/Income	(966)	66	(45)
Income before Interest Expense, Reorganization Items and Income Taxes	21,824	221,939	42,431
Interest Expense	(39,476)	(42,970)	(56,258)
(Loss)/Income before Reorganization Items and Income Taxes	(17,652)	178,969	(13,827)
Reorganization Items, net	(131)	(5,659)	(104,528)
(Loss)/Income before Income Taxes	(17,783)	173,310	(118,355)
Income Tax Provision	(440)	(140)	(744)
Net (Loss)/Income	$(18,223)	$173,170	$(119,099)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	29,157,992	29,157,387	29,157,387

Per Share Amounts:
Basic and diluted net (loss)/income per share	$(0.62)	$5.94	$(4.08)

See notes to consolidated financial statements

57
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2016	2015	2014

Net (Loss)/Income	$(18,223)	$173,170	$(119,099)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	13,129	7,910	(2,093)
Foreign currency translation adjustment	42	(13)	87
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	294	118	232
Net change in unrecognized actuarial losses	(1,608)	2,234	(4,974)
Other Comprehensive Income/(Loss)	11,857	10,249	(6,748)
Comprehensive (Loss)/Income	$(6,366)	$183,419	$(125,847)

See notes to consolidated financial statements

58
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss)/income	$(18,223)	$173,170	$(119,099)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	79,885	81,653	84,931
Loss on write-down of vessels and other fixed assets	79,242	-	-
Amortization of debt discount and other deferred financing costs	6,643	5,835	2,009
Deferred financing costs write-off	5,097	-	-
Direct and allocated stock compensation, non-cash	2,841	2,811	571
Deferred income tax benefit	-	-	(10)
Undistributed earnings of affiliated companies	(17,816)	(38,666)	(32,549)
Allocated reorganization items, non-cash	131	5,659	87,197
Other – net	517	(41)	106
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other property, net	(39)	(4,459)	(9,955)
Allocated general and administrative expenses recorded as capital contributions	1,146	954	3,359
Discount on repurchase of debt	(3,755)	-	-
Payments for drydocking	(9,258)	(20,728)	(12,078)
Bankruptcy claim payments	-	-	(285,322)
Deferred financing costs paid for loan modification	(8,273)	(5,545)	-
Changes in operating assets and liabilities:
Decrease in receivables	8,033	13,398	39,392
(Decrease)/increase in cost sharing reimbursement payable to OSG	(10,667)	5,733	(21,262)
Net change in inventory, prepaid expenses and other current assets, accounts payable,accrued expenses and other current and long-term liabilities	1,264	2,965	9,415
Net cash provided by/(used in) operating activities	116,768	222,739	(253,295)
Cash Flows from Investing Activities:
Decrease/(increase) in restricted cash	8,989	61,104	(70,093)
Expenditures for vessels and vessel improvements	(1,988)	(964)	(21,454)
Proceeds from disposal of vessels and other property	-	17,058	78,426
Expenditures for other property	(907)	-	-
Investments in and advances to affiliated companies	(987)	(153)	-
Repayments of advances from affiliated companies, net	18,500	37,500	29,722
Other – net	-	(382)	(240)
Net cash provided by investing activities	23,607	114,163	16,361
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	-	-	605,561
Payments on debt, including adequate protection payments	(90,065)	(6,284)	(317,411)
Extinguishment of debt	(65,167)	-	-
Net change in investment of OSG	-	-	(53,225)
Dividend payments to OSG	(202,000)	(200,000)	-
Contributions by OSG	-	-	6,306
Net cash (used in)/provided by financing activities	(357,232)	(206,284)	241,231
Net (decrease)/increase in cash and cash equivalents	(216,857)	130,618	4,297
Cash and cash equivalents at beginning of year	308,858	178,240	173,943
Cash and cash equivalents at end of year	$92,001	$308,858	$178,240

 See notes to consolidated financial statements

59
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

				Retained	Accumulated
		Net	Paid-in	Earnings/	Other
	Common	Investment	Additional	(Accumulated	Comprehensive
	Stock	of OSG	Capital	Deficit)	Loss	Total
Balance at January 1, 2014	$-	$1,036,467	$-	$-	$(67,625)	$968,842
Net Loss	-	(119,987)	-	-	-	(119,987)
Other comprehensive loss	-	-	-	-	(984)	(984)
Net change in investment of OSG	-	507,068	-	-	-	507,068
Reclassification of net investment of OSG	29,825	(1,423,548)	1,393,723	-	-	-
Balance as of July 31, 2014	29,825	-	1,393,723	-	(68,609)	1,354,939
Net income	-	-	-	888	-	888
Other comprehensive loss	-	-	-	-	(5,764)	(5,764)
Capital contribution of OSG, net	-	-	40,880	-	-	40,880
Balance at December 31, 2014	29,825	-	1,434,603	888	(74,373)	1,390,943
Net income	-	-	-	173,170	-	173,170
Other comprehensive income	-	-	-	-	10,249	10,249
Dividend to OSG	-	-	(118,523)	(81,477)	-	(200,000)
Capital contribution of OSG, net	-	-	9,424	-	-	9,424
Balance at December 31, 2015	29,825	-	1,325,504	92,581	(64,124)	1,383,786
Net Loss	-	-	-	(18,223)	-	(18,223)
Other comprehensive income	-	-	-	-	11,857	11,857
Dividend to OSG	-	-	(53,185)	(148,815)	-	(202,000)
Amortization of restricted stock awards	-	-	40	-	-	40
Amortization of restricted stock units	-	-	184	-	-	184
Compensation relating to stock options	-	-	71	-	-	71
Capital contribution of OSG, net	-	-	3,797	-	-	3,797
Balance at December 31, 2016	$29,825	$-	$1,276,411	$(74,457)	$(52,267)	$1,179,512

See notes to consolidated financial statements

60
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Spin-Off from Overseas Shipholding Group, Inc.

On November 30, 2016 (the “Distribution Date”), International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries (the “Company” or “INSW”, or “we” or “us” or “our”), became a public entity as a result of its spin-off (the “Distribution”) from Overseas Shipholding Group, Inc. (“OSG”), a publicly traded company incorporated in Delaware (United States). The spin-off separated OSG and INSW into two distinct businesses with separate management. OSG retained the U.S. Flag business and INSW holds entities and other assets and liabilities that formed OSG’s former International Flag business.

On November 30, 2016, we amended and restated our articles of incorporation (“Amended and Restated Articles of Incorporation”). In accordance with the Amended and Restated Articles of Incorporation, immediately prior to the distribution, as described in the following paragraph, the Company effected a stock split of its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure. Following the distribution our authorized capital stock consisted of 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value.

The spin-off transaction was in the form of a pro rata dividend of 100% of the common stock of INSW to holders of OSG common stock and warrants. Effective as of 5:00 p.m., New York time, on the Distribution Date (the “Effective Time”), our common stock was distributed, on a pro rata basis, to OSG’s stockholders and warrant holders of record as of 5:00 p.m., New York time, on November 18, 2016 (the “Record Date”). On the Distribution Date, each holder of OSG common stock received 0.3333 shares of our common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received 0.3333 shares of our common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution (or 0.063327 INSW shares per warrant), treating such warrants on an as-exercised basis without deduction for the exercise price of such warrants. Fractional shares of our common stock were not distributed in the spin-off. Holders of OSG common stock and warrants received cash in lieu of fractional shares of our common stock. Our common stock began “regular-way” trading on the New York Stock Exchange on December 1, 2016, under the symbol “INSW.”

The spin-off was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and several other agreements with OSG related to the spin-off, including a transition services agreement (the “Transition Services Agreement”) and an employee matters agreement (the “Employee Matters Agreement”) dated November 30, 2016. These agreements govern the relationship between us and OSG following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by OSG to the Company and by the Company to OSG. See Note 13, “Related Parties,” for additional discussion of the significant agreements with OSG.

Reorganization

On August 5, 2014, OSG and its subsidiaries, including INSW and certain of its subsidiaries (together with OSG, the “Debtors”), emerged from bankruptcy under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for further detail relating to OSG’s and INSW’s voluntary petitions for reorganization and subsequent emergence from bankruptcy. In conjunction with the plan of reorganization, OSG and INSW completed a series of capital contributions and distributions that resulted in all the entities that comprised the International Flag operations being owned by and being under the direct control of INSW upon emergence from bankruptcy (the “Emergence”). As INSW is the legal parent upon Emergence, the common stock and capital structure presented in these financial statements subsequent to Emergence is that of INSW.

Nature of the Business

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in the international market. The Company’s business is currently organized into two reportable segments: International Crude Tankers and International Product Carriers. The crude oil fleet is comprised of most major crude oil vessel classes. The products fleet transports refined petroleum product cargoes from refineries to consuming markets characterized by both long and short-haul routes. Through joint venture partnerships, the Company operates four liquefied natural gas (“LNG”) carriers and two Floating Storage and Offloading (“FSO”) service vessels.

As of December 31, 2016, the Company’s operating fleet consisted of 55 vessels, 48 of which were owned (including four LNG carriers and two FSO service vessels in which the Company has joint venture ownership interests), with the remaining vessels chartered-in. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. The Marshall Islands is the principal flag of registry of the Company’s vessels.

61
International Seaways, Inc.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

For the eleven-month period ended November 30, 2016 and the years ended December 31, 2015 and 2014, the accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of the individual entities that comprise the Company carved out from the historical results of operations, cost basis of the assets and liabilities and cash flows of OSG for these entities using both specific identification and allocation consistent with prior periods.

For the eleven month period ended November 30, 2016 and the years ended December 31, 2015 and 2014, the Company functioned as part of the larger group of companies controlled by OSG, and accordingly, OSG performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from OSG. These allocated costs are primarily related to corporate administrative expenses, reorganization costs and employee related costs, including pensions and other benefits for corporate and shared employees, for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury and cash management, facility and other corporate and infrastructural services. The costs associated with these services and support functions have been allocated to the Company primarily based on either the proportion of time spent by employees within the above functions on tasks related to or for the benefit of the Company’s entities or the proportion of ship operating days of the Company. Ship operating days are defined as the total number of days vessels are owned or chartered in during a period. A portion of this cost allocation was offset by costs for certain corporate functions held within the Company (including information technology functions) that have historically provided services to OSG and non-INSW subsidiaries of OSG. The net costs allocated for these functions are included in general and administrative expenses, technical management and transition costs, severance costs and reorganization items, net within the consolidated financial statements. The tax provisions for the Company have been provided using a separate tax return methodology.

Management believes the assumptions and allocations are reasonable. The expenses and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods relative to the total costs incurred by OSG. However, the amounts recorded may not be representative of the amounts that would have been incurred had the Company been an entity that operated independently of OSG. Consequently, these consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate entity apart from OSG during the eleven-month period ended November 30, 2016 and the years ended December 31, 2015 and 2014.

Following our spin-off from OSG, we now perform functions previously performed by OSG using internal resources and purchased services, some of which are being provided by OSG during a transitional period pursuant to the Transition Services Agreement.

All intercompany balances and transactions within the Company have been eliminated. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

Dollar amounts, except per share amounts are in thousands.

NOTE 2 — CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY:

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), OSG and 180 of its subsidiaries including INSW Debtor entities, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under OSG’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of OSG, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuated the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG, including INSW Debtor entities, emerged from bankruptcy. On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.

62
International Seaways, Inc.

Summary of Emergence from Bankruptcy

The financial restructuring was accomplished through exit financing and by using the proceeds from an OSG shareholder rights offering and OSG supplemental equity offering, and cash on hand to reduce outstanding indebtedness. Below is a summary of the significant events affecting INSW’s capital structure as a result of the Equity Plan becoming effective.

Exit Financing and Entry into Credit Facilities

On the Effective Date, to support the Equity Plan, the Company entered into a secured term loan facility of $628,375 (the “INSW Term Loan”) and a revolving loan facility of $50,000 (the “INSW Revolver Facility” and, together with the INSW Term Loan, the “INSW Exit Financing Facilities” or the “INSW Facilities”), among OSG, INSW, OIN Delaware LLC, the sole member of which is INSW, certain INSW subsidiaries, Jefferies Finance LLC, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of the Company and its subsidiaries that, collectively, and together with funds provided by OSG, provided the funding necessary to satisfy the Equity Plan’s cash payment obligations, the expenses associated with closing the INSW Exit Financing Facilities and working capital to fund the Company’s operations after emergence from bankruptcy. On August 5, 2014, the available amounts under the INSW Term Loan were drawn in full. As of December 31, 2016, no amounts had been drawn under the INSW Revolver Facility.

For additional information regarding the INSW Exit Financing Facilities see Note 9, “Debt,” to the consolidated financial statements.

Management believes the implementation of the Equity Plan, closing on the INSW Exit Financing Facilities, reducing INSW’s activities in certain non-core areas and disposing of underperforming assets, has allowed the Company to generate sufficient cash to support its operations since emergence and will continue to do so over the next twelve months.

Financial Reporting

The Company prepared its consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, and on a going-concern basis, which assumes continuity of operations, realization of assets and liabilities in the ordinary course.

ASC 852 requires that financial statements for periods subsequent to the filing of the Chapter 11 cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including but not limited to, all professional fees and other expenses, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statements of operations.

Upon OSG’s emergence from Chapter 11 bankruptcy proceedings on August 5, 2014, OSG was not required to apply fresh start accounting based on the provisions of ASC 852 since holders of OSG’s outstanding common shares immediately before confirmation of the Equity Plan received more than 50% of OSG’s outstanding common shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes. All of the OSG subsidiaries that comprise the INSW carve out group were directly or indirectly wholly owned by OSG immediately before confirmation of the Equity Plan and immediately after confirmation of the Equity Plan.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Chapter 11 cases and are comprised of the following:

For the year ended December 31,	2016	2015	2014
Allocated trustee fees	$74	$147	$1,929
Allocated professional fees	(3,220)	5,422	81,381
Provision for and expenses incurred on rejected executory contracts including post-petition interest	-	-	6,419
Provision for post-petition interest on debt facilities	-	-	10,095
2004 Stock Incentive Plan	-	-	1,374
Other claim adjustments	3,277	90	3,330
	$131	$5,659	$104,528

63
International Seaways, Inc.

The table above reflects the recovery of previously allocated professional fees associated with a litigation matter that OSG subsequently settled for an amount in excess of its related out-of-pocket expenses.

Cash paid for reorganization items was $0, $0, and $303,739 for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the allocation of non-cash reorganization expenses of $131, $5,659 and $87,197, respectively, were recorded as capital contributions from OSG.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Legally restricted cash as of December 31, 2015 of $8,989, relating to the INSW Facilities, is included in the non-current assets section of the consolidated balance sheets. The INSW Facilities stipulate that if annual aggregate cash proceeds of INSW asset sales exceed $5,000, cash proceeds from each such sale were required to be reinvested in vessels within twelve months of such sale or used to prepay the principal balance outstanding of the INSW Term Loan. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow. See Note 9, “Debt,” for a further discussion of the INSW Term Loan.

2.	Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2016 and 2015 are net of an allowance for doubtful accounts of $70 and $415, respectively. The provisions for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 were not material.

During the three years ended December 31, 2016, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 90% and 82% of consolidated voyage receivables at December 31, 2016 and 2015.

3.	Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.	Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton.

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

Interest costs are capitalized to vessels during the period that vessels are under construction, however, no interest was capitalized during 2016, 2015 or 2014.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

5.	Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 6, “Vessels,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2016.

64
International Seaways, Inc.

6.	Deferred finance charges —Finance charges incurred in the arrangement and /or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $1,691 and $1,741 relating to the INSW Revolver Facility are included in other assets in the consolidated balance sheets as of December 31, 2016 and 2015, respectively. Unamortized deferred finance charges of $19,827 and $22,866 relating to the INSW Term Loan (as defined in Note 9, “Debt”) are included in long-term debt (reflecting the adoption of ASU No. 2015-03) on the consolidated balance sheets as of December 31, 2016 and 2015.

Interest expense relating to the amortization of deferred financing costs amounted to $6,449 in 2016, $5,625 in 2015 and $1,928 in 2014.

7.	Revenue and expense recognition —Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. The Company does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers.

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula. Such TCE revenues are reported as pool revenues in the accompanying consolidated statement of operations. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not the Company’s participation interest in each of the pools is sufficiently significant so as to determine that the Company has effective control of the pool. Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participated. Such pool was not a legal entity but operated under a contractual agreement. Therefore, effective July 1, 2013 and through to June 30, 2014, when the Company exited this pool, the Company’s allocated TCE revenues for such pool were reported on a gross basis as voyage charter revenues and voyage expenses in the consolidated statement of operations. The impact of this method of presenting earnings for this pool for the year ended December 31, 2014 was an increase in both voyage charter revenues and voyage expenses of $40,454.

8.	Derivatives —ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

65
International Seaways, Inc.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings, unless it is designated in a new hedging relationship.

During the three years ended December 31, 2016, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

9.	Income taxes — Substantially all of the companies included in the Company’s consolidated financial statements were excluded from the OSG consolidated group for U.S. income tax purposes for the eleven month period ended November 30, 2016 and the years ended December 31, 2015 and 2014. The Company’s financial statements have been prepared on the basis that OSG was responsible for all U.S. taxes for periods prior to December 1, 2016. Prior to December 1, 2016, the Company had not operated as an independent stand-alone entity. However, for the purposes of these consolidated financial statements the Company has calculated income taxes as if it had filed relevant income tax returns on a stand-alone basis. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes in the period such determination is made.

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

10.	Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 7, “Equity Method Investments,” for further discussion of the impairment tests performed on certain of our equity method investments during the year ended December 31, 2016.

66
International Seaways, Inc.

11.	Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, equity method investments, intangible and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.	Recently Adopted Accounting Standards —In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205), which explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard is effective for all entities in the first annual period ending after December 15, 2016. The adoption of this accounting standard did not have any impact on the Company’s consolidated financial statements.

13.	Recently Issued Accounting Standards — In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations, the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement operations separately from the service cost component and outside the subtotal of income from operations. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. Management does not expect the adoption of this accounting standard to have any impact on the Company’s consolidated financial statements.

67
International Seaways, Inc.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. The standard’s requirements will also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has recently issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for us beginning January 1, 2018. We currently anticipate adopting the standard using the cumulative catch-up transition method, however, as our evaluation progresses we may ultimately elect the alternative approach. We are undertaking a comprehensive approach to assess the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our consolidated financial statements. We are also consulting with other shipping companies on business assumptions, processes, systems and controls to determine revenue recognition and disclosure under the new standard. We continue to make progress on our review of the standard. Our initial assessment may change as we continue to refine these assumptions.

NOTE 4 — EARNINGS PER COMMON SHARE:

Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

As discussed in Note 1, “Description of Business and Basis of Presentation,” the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a pro rata dividend of such shares to the holders of OSG common stock and warrants. In accordance with ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure. The table below shows the effect of the stock split on the calculation of per share amounts previously reported:

	Year ended
	December 31, 2015	December 31, 2014
Increase in weighted average number of shares outstanding used to calculate basic and diluted net income/(loss) per share amounts	29,157,285	29,157,285

Change in net income/(loss) per share - basic and diluted	$(1,694,250.98)	$1,165,234.16

There were 1,489, 0 and 0 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2016, 2015 and 2014, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. Accordingly, no allocation was made to the participating securities under the two-class method for the year ended December 31, 2016. As of December 31, 2016, there were 60,238 shares of restricted stock units and 127,559 stock options outstanding and considered to be potentially dilutive securities.

68
International Seaways, Inc.

The components of the calculation of basic and diluted earnings per share are as follows:

For the year ended December 31,	2016	2015	2014
Net (loss)/income	$(18,223)	$173,170	$(119,099)

Weighted average common shares outstanding:
Common stock - basic	29,157,992	29,157,387	29,157,387
Common stock - diluted	29,157,992	29,157,387	29,157,387

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

For the year ended December 31,	2016	2015	2014
Net (loss)/income allocated to:
Common Stockholders	$(18,223)	$173,170	$(119,099)
Participating securities	-	-	-
	$(18,223)	$173,170	$(119,099)

There were no dilutive equity awards outstanding as of December 31, 2016, 2015 or 2014. Awards of 11,153 shares of common stock were not included in the computation of diluted earnings per share for 2016 because inclusion of these awards would be anti-dilutive.

NOTE 5 — BUSINESS AND SEGMENT REPORTING:

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in the international market through the ownership and operation of a diversified fleet of vessels. The shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Tankers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company charters its vessels to commercial shippers and foreign governments and governmental agencies primarily on voyage charters and on time charters.

The Company has two reportable segments: International Crude Tankers and International Product Carriers. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, severance costs, separation and transition costs, technical management transition costs, and gain/(loss) on disposal of vessels, including impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

69
International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2016 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
2016
Shipping revenues	$271,764	$126,555	$-	$398,319
Time charter equivalent revenues	258,171	126,314	560	385,045
Depreciation and amortization	52,395	26,696	794	79,885
Gain/(loss) on disposal of vessels and other property, including impairments	(7,585)	(71,456)	(162)	(79,203)
Adjusted income from vessel operations	111,768	13,327	710	125,805
Equity in income of affiliated companies	5,584	-	11,265	16,849
Investments in and advances to affiliated companies at December 31, 2016	266,470	15,296	76,915	358,681
Adjusted total assets at December 31, 2016	1,066,184	422,579	76,915	1,565,678
Expenditures for vessels and vessel improvements	691	1,297	-	1,988
Payments for drydockings	7,636	1,622	-	9,258
2015
Shipping revenues	324,703	172,931	-	497,634
Time charter equivalent revenues	304,182	171,608	-	475,790
Depreciation and amortization	51,347	28,763	1,543	81,653
Gain/(loss) on disposal of vessels and other property	(31)	3,231	1,259	4,459
Adjusted income/(loss) from vessel operations	157,840	56,746	(1,176)	213,410
Equity in income of affiliated companies	34,371	-	11,188	45,559
Investments in and advances to affiliated companies at December 31, 2015	276,839	13,793	54,259	344,891
Adjusted total assets at December 31, 2015	1,148,361	505,353	43,340	1,697,054
Expenditures for vessels and vessel improvements	91	873	-	964
Payments for drydockings	13,842	6,886	-	20,728
2014
Shipping revenues	363,331	153,665	22	517,018
Time charter equivalent revenues	228,296	118,669	22	346,987
Depreciation and amortization	56,280	26,893	1,758	84,931
Gain/(loss) on disposal of vessels and other property	9,978	(44)	21	9,955
Adjusted income/(loss) from vessel operations	65,462	3,386	(1,519)	67,329
Equity in income of affiliated companies	30,837	-	7,035	37,872
Investments in and advances to affiliated companies at December 31, 2014	277,815	11,334	42,286	331,435
Adjusted total assets at December 31, 2014	1,191,490	551,569	25,368	1,768,427
Expenditures for vessels and vessel improvements	1,437	20,017	-	21,454
Payments for drydockings	5,286	6,792	-	12,078

The joint venture with four LNG Carriers is included in Other. The joint venture with two floating storage and offloading service vessels is included in the International Crude Tankers Segment.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2016	2015	2014
Time charter equivalent revenues	$385,045	$475,790	$346,987
Add: Voyage expenses	13,274	21,844	170,031
Shipping revenues	$398,319	$497,634	$517,018

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

70
International Seaways, Inc.

Reconciliations of adjusted income from vessel operations of the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2016	2015	2014
Total adjusted income from vessel operations of all segments	$125,805	$213,410	$67,329
General and administrative expenses	(31,618)	(41,516)	(52,597)
Severance costs	-	-	(16,666)
Separation and transition costs	(9,043)	-	-
Technical management transition costs	-	(39)	(3,417)
Gain/(loss) on disposal of vessels and other property, including impairments	(79,203)	4,459	9,955
Consolidated income from vessel operations	5,941	176,314	4,604
Equity in income of affiliated companies	16,849	45,559	37,872
Other income/(expense)	(966)	66	(45)
Interest expense	(39,476)	(42,970)	(56,258)
Reorganization items, net	(131)	(5,659)	(104,528)
Income/(loss) before income taxes	$(17,783)	$173,310	$(118,355)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2016	2015
Total adjusted assets of all segments	$1,565,678	$1,697,054
Corporate unrestricted cash and cash equivalents	92,001	308,858
Corporate restricted cash	-	8,989
Other unallocated amounts	4,842	15,049
Consolidated total assets	$1,662,521	$2,029,950

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2016 follows:

		Crude	Product
	Consolidated	Tankers	Carriers	Other
2016
Total vessels, deferred drydock and other property at December 31, 2016	$1,130,607	$753,028	$377,095	$484
2015
Total vessels, deferred drydock and other property at December 31, 2015	$1,277,486	$804,514	$472,675	$297
2014
Total vessels, deferred drydock and other property at December 31, 2014	$1,345,863	$837,950	$499,822	$8,091

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of	2016	2015
Vessels, at cost	$1,478,940	$1,642,891
Accumulated depreciation	(381,449)	(404,957)
Vessels, net	1,097,491	1,237,934

Other property, at cost	8,680	8,126
Accumulated depreciation and amortization	(6,121)	(5,649)
Other property, net	2,559	2,477

Total Vessels and other property	$1,100,050	$1,240,411

71
International Seaways, Inc.

All except one of the Company’s vessels are pledged as collateral under the INSW Facilities (see Note 9, “Debt”). The aggregate carrying value of the 41 vessels pledged as collateral under the INSW Facilities at December 31, 2016 was $1,092,072. A breakdown of the carrying value of the Company’s vessels by reportable segment and fleet as of December 31, 2016 and 2015 follows:

As of December 31, 2016
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

International Flag Crude Tankers
VLCC (includes ULCC)	$681,891	$(235,159)	$446,732		12.1	9
Aframax	247,863	(66,943)	180,920		11.6	7
Panamax	121,810	(18,506)	103,304		14.3	8
Total International Flag Crude Tankers	1,051,564	(320,608)	730,956	(1)	12.3	24

International Flag Product Carriers
LR2	73,681	(6,601)	67,080		2.4	1
LR1	106,176	(8,474)	97,702		8.1	4
MR	247,519	(45,766)	201,753		11.2	13
Total International Flag Product Carriers	427,376	(60,841)	366,535	(2)	9.3	18

Fleet Total	$1,478,940	$(381,449)	$1,097,491		11.7	42

(1)	Includes one ULCC, eight VLCCs, seven Aframaxes and seven Panamaxes with an aggregate carrying value of $722,883, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $556,625 by $166,258.
(2)	Includes one LR2, four LR1s and five MRs with an aggregate carrying value of $306,450, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $228,125, by $78,325.

As of December 31, 2015
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

International Flag Crude Tankers
VLCC (includes ULCC)	$681,834	$(211,153)	$470,681	11.1	9
Aframax	270,246	(76,597)	193,649	10.6	7
Panamax	128,613	(14,113)	114,500	13.3	8
Total International Flag Crude Tankers	1,080,693	(301,863)	778,830	11.3	24

International Flag Product Carriers
LR2	73,681	(3,896)	69,785	1.4	1
LR1	197,137	(47,182)	149,955	7.1	4
MR	291,380	(52,016)	239,364	10.2	13
Total International Flag Product Carriers	562,198	(103,094)	459,104	8.1	18

Fleet Total	$1,642,891	$(404,957)	$1,237,934	10.7	42

72
International Seaways, Inc.

Vessel activity, excluding construction in progress, for the three years ended December 31, 2016 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at January 1, 2014	$1,641,573	$(280,774)	$1,360,799
Purchases and vessel additions	13,623	-
Transfers from Construction in Progress	62,475	-
Disposals	(69,556)	4,809
Depreciation	-	(65,610)
Balance at December 31, 2014	1,648,115	(341,575)	1,306,540
Purchases and vessel additions	1,531	-
Disposals	(6,755)	1,003
Depreciation	-	(64,385)
Balance at December 31, 2015	1,642,891	(404,957)	1,237,934
Purchases and vessel additions	2,127	-
Depreciation	-	(63,328)
Impairment	(166,078)	86,836
Balance at December 31, 2016	$1,478,940	$(381,449)	$1,097,491

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period and the timing of when payments were made and the timing of actual payments.

Vessel Impairments

The Company has been monitoring the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, and September 30, 2016 to December 31, 2016, as well as the decline in forecasted near term charter rates, and concluded that the declines in vessel valuations and in forecasted near term charter rates constituted impairment trigger events for 28 vessels as of September 30, 2016 and 24 vessels as of December 31, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management used the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and estimates of residual value are consistent with the pattern of scrap rates used in management’s evaluation of salvage value.

In estimating the fair value of the vessels for the purposes of Step 2 of the September 30, 2016 impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. In estimating the fair values of the vessels for the purposes of Step 2 of the December 31, 2016 impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with that described above, and discounted the cash flows using its current estimate of INSW’s weighted average cost of capital. Based on the tests performed, impairment charges aggregating $29,602 were recorded on one Panamax and seven MRs to write-down their carrying values to their estimated fair values at December 31, 2016.

73
International Seaways, Inc.

During its quarterly evaluations as to whether or not events or circumstances existing during 2015 resulted in a triggering event for impairment testing of its fleet, Management gave consideration to average TCE rates earned by its vessels versus INSW’s 2015 budget, near term rate forecasts, significant changes in third party valuation appraisals of vessels, and plans or intentions that materially affect how the international fleet will be used in the next 12 months (including disposals). Management concluded there was no triggering event for impairment testing.

Management also gave consideration as to whether events or changes in circumstances had occurred since December 2014 that could indicate that the carrying amounts of the vessels in its fleet may not be recoverable as of December 31, 2015. INSW concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 2014 impairment tests of its fleet.

At December 31, 2014, management gave consideration to average TCE rates earned by INSW’s vessels versus INSW’s 2014 budget, near term rate forecasts, and significant changes in third party valuation appraisals of vessels. Management noted a decline in valuations for certain of its MRs and determined that four such vessels (built between 2009 and 2011) having market valuations below their carrying values at December 31, 2014 should be tested for impairment. Based on tests performed, it was determined that the vessels would generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives.

Management also gave consideration as to whether other events or changes in circumstances had occurred since December 31, 2013 that could indicate that the carrying amounts of the remaining vessels in its International Flag fleet may not be recoverable as of December 31, 2014. Management concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 31, 2013 test.

Vessel Deliveries

There were no vessels acquired during the years ended December 31, 2016 and 2015. The Company completed construction and took delivery of an LR2, which is a coated Aframax, during the year ended December 31, 2014.

Vessel Sales

There were no vessels sold during the year ended December 31, 2016. During the year ended December 31, 2015, the Company sold a 1998-built MR and recognized a gain of $3,236 on the sale of this vessel. For the year ended December 31, 2014, the Company recognized a gain on disposal of vessels of $9,955, including a gain of $10,325 relating to the sale of five International Flag Crude Tankers (two VLCCs, a Panamax and two Aframaxes which had been employed in Lightering operations).

Drydocking activity for the three years ended December 31, 2016 is summarized as follows:

For the year ended December 31,	2016	2015	2014
Balance at January 1	$37,075	$29,325	$36,053
Additions	8,822	22,981	12,078
Sub-total	45,897	52,306	48,131
Drydock amortization	(15,340)	(15,231)	(16,441)
Amounts recognized upon sale/redelivery of vessels and non-cash adjustments	-	-	(2,365)
Balance at December 31	$30,557	$37,075	$29,325

NOTE 7 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2016, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

74
International Seaways, Inc.

FSO Joint Venture

Maersk Oil Qatar AS awarded two service contracts to the FSO Joint Venture between INSW and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $75,343 and $104,200 was outstanding under the bank financing facility as of December 31, 2016 and December 31, 2015, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of December 31, 2016 and 2015, the carrying value of the Company’s guaranty in the accompanying consolidated balance sheet was $0. The charters under which the Company’s FSO Joint Venture vessels currently operate expire between July and September 2017. In December 2016 the FSO Joint Venture received a letter of award from the future operator of the Al Shaheen oil field for a five-year service contract relating to the two FSO service vessels, commencing at the expiry of their existing contracts. This award is subject to the successful negotiation and documentation of the services contracts, which is subject to the resolution of substantive business terms and conditions.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $145,432 and $201,346 as of December 31, 2016 and 2015, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies for the years ended December 31, 2016, 2015 and 2014 were losses of $133, $435 and $470, respectively. As of December 31, 2016 and 2015, the joint venture had a liability of $2,236 and $7,203, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $111 and $1,334 at December 31, 2016 and 2015, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2) (’‘LNG Charterer’’). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $638,827 and $678,132 was outstanding under this secured facility as of December 31, 2016 and 2015, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $617,636 and $656,400 at December 31, 2016 and 2015, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2016 and 2015, the joint venture recorded a liability of $80,458 and $103,262, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $40,076 and $51,467 at December 31, 2016 and 2015, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Impairment of Equity Method Investments

In December 2016, evidence of an other-than-temporary decline in the fair value of the Company’s investments in its FSO Joint Venture below its carrying value was identified by the Company. Specifically, management concluded that the lower charter rate expected over the duration of the recently awarded five-year service contracts commencing in the third quarter of 2017 was negative evidence indicating that the excess of the carrying value of the Company’s investment in these joint ventures over their fair value was other-than-temporary as of December 31, 2016.

As the Company determined that other-than-temporary impairments existed in relation to its investments in the FSO Joint Venture, impairment charges aggregating $30,475 were recorded to write down the investments to their estimated fair values as of December 31, 2016. In estimating the fair value of the Company’s investments in the FSO Joint Ventures as of December 31, 2016, the Company utilized an income approach by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the FSO Joint Venture. In preparing the discounted cash flow models, the Company used a methodology largely consistent with the methodology and assumptions detailed in Note 6, “Vessels, Deferred Drydock and Other Property” above with the exception being that as the assets owned by the joint ventures serve under specific service contracts, the estimated charter rates for periods after the expiry of the existing contracts are based upon management’s internally forecasted rates. The cash flows were discounted using the current estimated weighted average cost of capital for each joint venture, which approximated 9.5% and took into consideration country risk, entity size and uncertainty with respect to the cash flows for periods beyond the current charter expiries.

75
International Seaways, Inc.

Guarantees

As of December 31, 2016 and 2015, the affiliated companies in which the Company held an equity interest had total bank debt outstanding of $714,170 and $782,333, respectively, of which $638,827 and $678,132, respectively, was nonrecourse to the Company.

Currently, the FSO Joint Venture is party to a number of contracts to which INSW serves as guarantor. As of December 31, 2016, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt and interest rate swaps was $38,789 and the carrying amount of the liability related to this guarantee was $0. See Note 13, “Related Parties,” for additional information relating to guarantees.

See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 15, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

Financial information for the equity method investees that were significant for the year ended December 31, 2016, adjusted for basis and accounting policy differences, is as follows:

For the year ended December 31, 2016	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$65,389	$65,515	$116,547	$-	$247,451
Ship operating expenses	(29,290)	(29,029)	(56,195)	-	(114,514)
Income from vessel operations	36,099	36,486	60,352	-	132,937
Other income	106	15	709	-	830
Interest expense	(4,948)	(403)	(37,660)	-	(43,011)
Net income	31,257	36,098	23,401	-	90,756

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income/(loss) of affiliated companies, before consolidating and reconciling adjustments	$15,629	$18,049	$11,677	$(28)	$45,327

Impairment of equity method investments	(15,977)	(14,498)	-	-	(30,475)
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,202	1,207	-	-	2,409
Amortization of interest capitalized during vessel construction	-	-	(419)	-	(419)
Other	-	-	7	-	7
Equity in income/(loss) of affiliated companies	$854	$4,758	$11,265	$(28)	$16,849

76
International Seaways, Inc.

For the year ended December 31, 2015	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$65,097	$65,528	$114,819	$-	$245,444
Ship operating expenses	(29,467)	(29,937)	(54,235)	-	(113,639)
Income from vessel operations	35,630	35,591	60,584	-	131,805
Other income	38	9	2,311	-	2,358
Interest expense	(6,348)	(1,221)	(39,650)	-	(47,219)
Net income	29,320	34,379	23,245	-	86,944

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income/(loss) of affiliated companies, before consolidating and reconciling adjustments	$14,660	$17,190	$11,599	$113	$43,562

Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,202	1,207	-	-	2,409
Amortization of interest capitalized during vessel construction	-	-	(419)	-	(419)
Other	-	-	8	(1)	7
Equity in income/(loss) of affiliated companies	$15,862	$18,397	$11,188	$112	$45,559

For the year ended December 31, 2014	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$64,330	$64,611	$112,300	$-	$241,241
Ship operating expenses	(30,172)	(32,158)	(55,837)	-	(118,167)
Income from vessel operations	34,158	32,453	56,463	-	123,074
Other income	88	23	94	-	205
Interest expense	(7,699)	(2,019)	(41,622)	-	(51,340)
Net income	26,547	30,457	14,935	-	71,939

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income/(loss) of affiliated companies, before consolidating and reconciling adjustments	$13,273	$15,228	$7,453	$(79)	$35,875

Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,202	1,207	-	-	2,409
Amortization of interest capitalized during vessel construction	-	-	(419)	-	(419)
Other	-	-	1	6	7
Equity in income/(loss) of affiliated companies	$14,475	$16,435	$7,035	$(73)	$37,872

The tables below present the financial position for the equity method investees that were significant in 2016 and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2016 and 2015:

77
International Seaways, Inc.

As of December 31, 2016	FSO Asia	FSO Africa	LNG	Other (1)	Total
Cash and cash equivalents	$23,013	$26,928	$25,844	$-	$75,785
Restricted cash, current portion	13,578	-	13,160	-	26,738
Trade receivables	10,891	10,955	853	-	22,699
Other receivables	407	331	54	-	792
Inventory	-	-	2,517	-	2,517
Total current assets	47,889	38,214	42,428	-	128,531
Restricted cash, long term portion	-	-	47,879	-	47,879
Trade receivables	9,824	9,005	-	-	18,829
Vessels less accumulated depreciation	309,821	315,295	759,127	-	1,384,243
Deferred drydock expenditures, net	-	-	2,593	-	2,593
Total Assets	$367,534	$362,514	$852,027	$-	$1,582,075

Accounts payable and accrued expenses	$1,557	$804	$6,103	$-	$8,464
Current portion of long term debt	75,208	-	41,699	-	116,907
Current portion of derivative liability	969	1,268	22,545	-	24,782
Total current liabilities	77,734	2,072	70,347	-	150,153
Long-term debt	-	-	590,985	-	590,985
Long-term derivative liability	-	-	57,912	-	57,912
Advances from shareholders(2)	131,794	275,231	-	-	407,025
Total Liabilities	209,528	277,303	719,244	-	1,206,075
Equity	158,006	85,211	132,783	-	376,000
Total Liabilities and Equity	$367,534	$362,514	$852,027	$-	$1,582,075

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
INSW Share of affiliate’s equity, before consolidating and reconciling adjustments	$79,003	$42,606	$66,259	$-	$187,868

Impairment of equity method investments	(15,977)	(14,498)	-	-	(30,475)
Advances from shareholders	65,897	137,616	-	-	203,513
Unamortized deferred gain on 2009 sale of TI Africa to FSO Africa, net	(18,089)	(18,496)	-	-	(36,585)
Unamortized interest capitalized during vessel construction	-	-	10,693		10,693
Other	-	-	(37)	23,704	23,667
Investments in and advances to affiliated companies	$110,834	$147,228	$76,915	$23,704	$358,681

(1)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.

(2)	Such advances are unsecured, interest free and not repayable within one year.

78
International Seaways, Inc.

As of December 31, 2015	FSO Asia	FSO Africa	LNG	Other (1)	Total
Cash and cash equivalents	$16,413	$880	$14,031	$-	$31,324
Restricted cash, current portion	14,052	-	13,370	-	27,422
Trade receivables	10,817	10,881	655	-	22,353
Other receivables	466	391	203	-	1,060
Inventory	-	-	2,148	-	2,148
Total current assets	41,748	12,152	30,407	-	84,307
Restricted cash, long term portion	-	-	46,199	-	46,199
Trade receivables	7,847	6,895	-	-	14,742
Vessels less accumulated depreciation	328,719	334,247	785,523	-	1,448,489
Deferred drydock expenditures, net	-	-	6,266	-	6,266
Total Assets	$378,314	$353,294	$868,395	$-	$1,600,003

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,731	$797	$7,634	$-	$10,162
Amounts due to related companies	247	366	-	-	613
Current portion of long term debt	28,616	-	39,305	-	67,921
Current portion of derivative liability	2,556	2,541	26,307	-	31,404
Total current liabilities	33,150	3,704	73,246	-	110,100
Long-term debt	75,208	-	631,655	-	706,863
Long-term derivative liability	861	1,246	76,955	-	79,062
Advances from shareholders(2)	144,794	299,231	-	-	444,025
Total Liabilities	254,013	304,181	781,856	-	1,340,050
Equity	124,301	49,113	86,539	-	259,953
Total Liabilities and Equity	$378,314	$353,294	$868,395	$-	$1,600,003

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
INSW Share of affiliate’s equity, before consolidating and reconciling adjustments	$62,151	$24,557	$43,183	$-	$129,891

Advances from shareholders	72,397	149,616	-	-	222,013
Unamortized deferred gain on 2009 sale of TI Africa to FSO Africa, net	(19,292)	(19,703)	-	-	(38,995)
Unamortized interest capitalized during vessel construction	-	-	11,112	-	11,112
Other	-	-	(36)	20,906	20,870
Investments in and advances to affiliated companies	$115,256	$154,470	$54,259	$20,906	$344,891

(1)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.

(2)	Such advances are unsecured, interest free and not repayable within one year.

79
International Seaways, Inc.

The tables below present the cash flows for the equity method investees that were significant in 2016 for each of the three years ended December 31, 2016:

Statements of cash flows of FSO Asia for the year ended December 31,	2016	2015	2014

Net cash provided by operating activities	$47,984	$63,813	$41,795

Cash flows from investing activities:
Change in restricted cash	474	(35)	(29)
Decrease in amounts due from related companies	-	-	30,000
Net cash provided by/(used in) investing activities	474	(35)	29,971

Cash flows from financing activities:
Repayment of bank loan	(28,858)	(27,446)	(26,103)
Repayment of advances from shareholders	(13,000)	(37,000)	(60,000)
Net cash used in financing activities	(41,858)	(64,446)	(86,103)

Net increase/(decrease) in cash and cash equivalents	6,600	(668)	(14,337)
Cash and cash equivalents at beginning of year	16,413	17,081	31,418
Cash and cash equivalents at end of year	$23,013	$16,413	$17,081

Statements of cash flows of FSO Africa for the year ended December 31,	2016	2015	2014

Net cash provided by operating activities	$50,048	$48,131	$38,224

Cash flow from investing activities:
Change in restricted cash	-	13,080	(24)
Net cash provided by/(used in) investing activities	-	13,080	(24)

Cash flows from financing activities:
Decrease in amounts due to related companies	-	(17,520)	(30,000)
Repayment of bank loan	-	(13,750)	(25,000)
Repayment of advances from shareholders	(24,000)	(38,000)	-
Net cash used in financing activities	(24,000)	(69,270)	(55,000)

Net increase/(decrease) in cash and cash equivalents	26,048	(8,059)	(16,800)
Cash and cash equivalents at beginning of year	880	8,939	25,739
Cash and cash equivalents at end of year	$26,928	$880	$8,939

Statements of cash flows of LNG Joint Venture for the year ended December 31,	2016	2015	2014

Net cash provided by operating activities	$52,587	$56,012	$45,287

Cash flow from investing activities:
Change in restricted cash	(1,469)	(1,927)	(1,469)
Net cash used in investing activities	(1,469)	(1,927)	(1,469)

Cash flows from financing activities:
Repayment of bank loan	(39,305)	(37,246)	(35,198)
Cash dividends paid	-	(12,000)	(10,000)
Net cash used in financing activities	(39,305)	(49,246)	(45,198)

Net increase/(decrease) in cash and cash equivalents	11,813	4,839	(1,380)
Cash and cash equivalents at beginning of year	14,031	9,192	10,572
Cash and cash equivalents at end of year	$25,844	$14,031	$9,192

80
International Seaways, Inc.

NOTE 8 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2016, the Company participates in six commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

INSW enters into joint ventures to take advantage of commercial opportunities. INSW entities have entered into joint ventures with different partners (see Note 7, “Equity Method Investments”). In each joint venture, the INSW entities have the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all nine arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that one of the pools and two of the joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

INSW reviewed the legal documents that govern the creation and management of the VIEs described above and also analyzed its involvement to determine if INSW was a primary beneficiary in any of these VIEs. A VIE for which INSW is determined to be the primary beneficiary is required to be consolidated in its financial statements.

The formation agreements for the commercial pool state that the board of the pool has decision making power over their significant decisions. In addition, all such decisions must be approved unanimously by the board. Since INSW shares power to make all significant economic decisions that affect the pool and does not control a majority of the board, INSW is not considered a primary beneficiary of the pool.

The FSO joint ventures described in Note 7, “Equity Method Investments,” were determined to be VIEs. The formation agreements of the joint ventures state that all significant decisions must be approved by the majority of the board. As a result, INSW shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, INSW accounts for these investments under the equity method of accounting.

The joint ventures’ formation agreements require INSW and its joint venture partner to provide financial support as needed. INSW has provided and will continue to provide such support as described in Note 7, “Equity Method Investments.”

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the VIEs described above as of December 31, 2016 and 2015:

Consolidated Balance Sheet as of December 31,	2016	2015
Investments in Affiliated Companies	$261,403	$271,618

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in and advances to these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and swap liabilities. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2016:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$300,200

In addition, as of December 31, 2016, the Company had approximately $9,985 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2016. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

81
International Seaways, Inc.

NOTE 9 —DEBT:

Debt consists of the following:

As of December 31,	2016	2015
INSW Term Loan, due 2019, net of unamortized discount and deferred finance costs of $20,311 and $23,727	$439,651	$595,222
Less current portion	(6,183)	(6,284)
Long-term portion	$433,468	$588,938

INSW Facilities

Capitalized terms used hereafter have the meaning given in these consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto. As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” the INSW Facilities include the INSW Term Loan and INSW Revolver Facility — a secured term loan facility of $628,375 and a revolving loan facility of $50,000. As of December 31, 2016, no amounts had been drawn under the INSW Revolving Facility.

The INSW Facilities, as amended by the amendments discussed below, provide that the borrowers thereunder may request an increase of the term loan and revolving loan commitments by an amount which may not exceed, collectively, the greater of (i) $75,000 and an additional amount, if, after giving effect to the increase of such additional amount, on a Pro Forma Basis, INSW is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, INSW shall be in compliance with the Loan to Value Test. However, no Lender is obligated to increase the amount of their loan commitment thereunder, and the borrowers thereunder may not obtain more than a $200,000 increase in the aggregate of Incremental Term Loans and Incremental Revolving Commitments.

Interest on the INSW Facilities is calculated, at the Company’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e., the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) 2.00% per annum. The INSW Revolver Facility provides for quarterly payment of commitment fees at a rate of 0.50% of the average daily unused amount of each lender’s Revolving Commitments.

The applicable margins and floor interest rates for each INSW Exit Financing Facility is as follows:

Facility	INSW Term Loan		INSW Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR
Floor	2.00%	1.00%	2.00%	1.00%
Applicable Margin	3.75%	4.75%	3.50%	4.50%

The INSW Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the loan, adjusted for optional and mandatory pre-payments. Each of the INSW Facilities stipulates if annual aggregate net cash proceeds of asset sales exceed $5,000, net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. The INSW Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

As set forth in the INSW Facilities loan agreements, the INSW Facilities contain certain restrictions relating to new borrowings and the movement of funds between INSW subsidiaries that are Restricted Subsidiaries and INSW; in addition, prior to the Fourth INSW Credit Agreement Amendment, the movement of funds between the borrowers and OSG (as the former parent of INSW) was restricted. INSW’s ability to receive cash dividends, loans or advances from its subsidiaries that are Restricted Subsidiaries is restricted (and OSG’s ability to receive cash dividends, loans or advances from INSW was restricted prior to the Fourth INSW Credit Agreement Amendment).

The Available Amount for cash dividends permitted under the INSW Term Loan was $30,200 as of December 31, 2016, after INSW’s dividend distributions to OSG of $102,000 during the year ended December 31, 2016. Management expects that the Available Amount will increase to $70,236 by the end of the first quarter of 2017, after the required reports are filed with the banks.

82
International Seaways, Inc.

The INSW Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the INSW Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at December 31, 2016.

The INSW Term Loan matures on August 5, 2019 and the INSW Revolver Facility matures on February 5, 2019. The maturity dates for the INSW Facilities are subject to acceleration upon the occurrence of certain events, as defined in the loan agreement.

During the years ended December 31, 2016 and 2015, the Company paid deferred financing fees of $8,273 and $5,545 in connection with amendments to the INSW Facilities described above. Such fees were capitalized as deferred finance charges. (See Note 3, “Significant Accounting Policies,” for additional information relating to deferred financing charges). During the year ended December 31, 2014, the Company paid issuance and deferred financing fees aggregating $1,153 and $26,616, respectively, for the INSW Facilities. Issuance costs incurred by the Exit Facilities lenders (“Exit Facilities Lenders”), or on behalf of the Exit Facilities Lenders, have been treated as a reduction of the debt proceeds.

As of December 31, 2016, the aggregate annual principal payments required to be made on the INSW Term Loan are as follows:

Year	Amount
2017	$6,183
2018	6,183
2019	447,596
Aggregate principal payments required	$459,962

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the years ended December 31, 2016, 2015 and 2014 with respect to the Company’s debt facilities:

Debt facility	2016	2015	2014
	Contractual Interest	Contractual Interest	Contractual Interest	Reorganization Expense	Total Expense
INSW Facilities, due 2019	$38,442	$42,688	$17,085	$-	$17,085
Co-borrower obligation under the unsecured revolving credit facility(1)	-	-	11,155	-	11,155
Floating rate secured term loans, due through 2023(1)	-	-	20,460	10,083	30,543
Total INSW Facilities interest expense	$38,442	$42,688	$48,700	$10,083	$58,783

(1) The Company repaid the principal outstanding of $217,000 for the co-borrower obligation under the unsecured revolving credit facility and the Company and OSG repaid principal outstanding amounts of $110,000 and $468,687, respectively, for the floating rate secured term loans (collectively, the pre-reorganized INSW loan facilities) on the Effective Date.

The amounts recognized during the year ended December 31, 2014 reflect contractual interest expense (including default interest, as applicable) and reorganization items relating to default interest and changes in estimates of allowed claims, as applicable, pursuant to the Equity Plan.

The following table summarizes interest paid, excluding deferred financing fees paid, capitalized interest and amounts paid under the related party loan agreements (See Note 13, “Related Parties”), during the years ended December 31, 2016, 2015 and 2014 with respect to the Company’s debt facilities:

Debt facility	2016	2015	2014
INSW Facilities, due 2019	$33,039	$36,368	$9,239
Co-borrower obligation under the unsecured revolving credit facility	-	-	11,496
Floating rate secured term loans, due through 2023 (1)	-	-	10,314
Total debt related interest expense paid (2)	$33,039	$36,368	$31,049

(1)	Additionally, OSG paid approximately $838 of interest for the year ended December 31, 2014 relating to its guarantee of the floating rate secured loans, which was deemed a capital contribution for financial reporting purposes.
(2)	For the year ended December 31, 2014, excludes contractual interest the Company paid of $7,453 and $117 relating to the rejected charters (See Note 16, “Leases”) and other obligations, respectively.

83
International Seaways, Inc.

Debt Modifications, Repurchases and Extinguishments

On June 3, 2015, the Company entered into the first amendment to the INSW Facilities. The amendment to the INSW Facilities among other things, provided for the following, subject to certain conditions described therein: (i) it permitted the Company to pay a cash dividend of up to $200,000 to OSG no later than June 30, 2015; (ii) it permitted the Company to retain net cash proceeds of up to $78,000 from the sales of certain assets that occurred prior to June 3, 2015; and (iii) it altered the periods during which Excess Cash Flow (as defined in the loan agreement for the INSW Facilities) must be used to prepay the outstanding balance of the INSW Facilities, from an annual period beginning January 1, 2015 to a six-month period beginning July 1, 2015 and annual periods thereafter.

On July 18, 2016, the Company entered into a second amendment (the “Second INSW Credit Agreement Amendment”) to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amended the conditions under which the INSW Facilities permitted OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permitted the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and altered certain conditions for providing such loans; (iii) increased the amount of certain investments the Company and its subsidiaries may make under the INSW Facilities; and (iv) required the Company to prepay outstanding Initial Term Loans in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

On November 30, 2016, the Company entered into a fourth amendment (the “Fourth INSW Credit Agreement Amendment”) to the INSW Facilities primarily to reflect the spin-off of the Company from OSG. The Fourth INSW Credit Agreement Amendment, among other things, (i) removed OSG as guarantor of and party under the facility; (ii) replaced restrictions on the movement of funds to OSG with limitations on the use of the Available Amount to pay dividends to shareholders; (iii) restricted payments of dividends from INSW’s subsidiaries to INSW; and (iv) added or modified certain definitions.

During the year ended December 31, 2016, the Company made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The net loss of $1,342 realized on these transactions for the year ended December 31, 2016 is included in other (expense)/income in the consolidated statement of operations. The net loss reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating $225) incurred by the Company in relation to the open market repurchases and INSW Term Loan amendments are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

Management determined that no prepayment is required for the INSW Term Loan as of December 31, 2016.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents and restricted cash— The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s debt is estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

84
International Seaways, Inc.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2016 and 2015, are as follows:

	Fair Value	Level 1	Level 2
December 31, 2016:
Cash	$92,001	$92,001	$-
INSW Term Loan	(447,888)	-	(447,888)

December 31, 2015:
Cash (1)	$317,847	$317,847	$-
INSW Term Loan	(601,928)	-	(601,928)

(1) Includes non-current restricted cash aggregating $8,989 at December 31, 2015.

Derivatives

The Company manages its exposure to interest rate volatility risks by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. As of December 31, 2016 and 2015, the Company was party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 15, 2015 with major financial institutions covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the INSW Term Loan. The interest rate cap was designated and qualified as a cash flow hedge. This agreement contains no leverage features. The Interest Rate Cap has a Cap Rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. The following tables present information with respect to the fair values of derivatives reflected in the December 31, 2016 and 2015 balance sheets on a gross basis by transaction:

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
December 31, 2016:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Other assets	$-	Other liabilities	$-
Total derivatives designated as hedging instruments		$-		$-

December 31, 2015:
Derivatives designated as hedging instruments:
Interest rate cap:
Long-term portion	Other assets	$2	Other liabilities	$-
Total derivatives designated as hedging instruments		$2		$-

85
International Seaways, Inc.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the years ended December 31, 2016, 2015 and 2014 follows:

For the year ended December 31,	2016	2015	2014
Interest rate swaps	$(3,050)	$(9,721)	$(21,487)
Interest rate cap	(2)	(472)	(172)
Total	$(3,052)	$(10,193)	$(21,659)

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The Company’s interest rate cap agreements had no effect on the consolidated statement of operations for the year ended December 31, 2014. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2016 and 2015 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated
	Other Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the year ended December 31, 2016:
Interest rate cap	Interest expense	$(517)	Interest expense	$-
Total		$(517)		$-

For the year ended December 31, 2015:
Interest rate cap	Interest expense	$(2)	Interest expense	$-
Total		$(2)		$-

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 15, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 2
Assets/(Liabilities) at December 31, 2016
Derivative Assets (interest rate cap)	$-	$-	(1)

Assets/(Liabilities) at December 31, 2015
Derivative Assets (interest rate cap)	$2	$2	(1)

(1) For the interest rate cap, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

86
International Seaways, Inc.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the year ended December 31, 2016:

Description	Fair Value	Level 2	Level 3	Impairment Charges
International Crude Tankers - Vessels held and used (1) (2)	$38,828	$28,875	$9,953	$(7,786)
International Product Carriers - Vessels held and used (1) (2)	$89,557	$40,000	$49,557	$(71,456)
International Crude Tankers - Equity method investments (3)	$258,061	$-	$258,061	$(30,475)

(1)	Aggregate pre-tax impairment charges of $49,640 related to two vessels in each of the International Crude Tanker and International Product Carriers segments and $29,602 related to one vessel in the International Crude Tanker segment and seven vessels in the International Product Carriers segment were recorded during the three-month periods ended September 30, 2016 and December 31, 2016, respectively.
(2)	Fair value measurements aggregating $59,510 at December 31, 2016 used to determine the impairment for eight vessels were based on the income approach, which utilized cash flow projections consistent with the most recent projections of the Company and a discount rate equivalent to INSW’s weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3. The fair value measurements of $68,875 at September 30, 2016 used to determine impairment for four vessels were based upon a market approach, which considered the expected sales prices of vessels obtained from vessel appraisals. Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.
(3)	Aggregate pre-tax impairment charges of $30,475 related to the Company’s investments in the FSO joint ventures, which are accounted for using the equity method, were recorded during the three-month period ended December 31, 2016. The fair value measurement of $258,061 at December 31, 2016 used to determine the amount of the impairment was based on the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant’s weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

At December 31,	2016	2015
Accounts payable	$2,866	$3,371
Payroll and benefits	5,672	2,154
Interest	4,042	5,636
Due to owners on chartered in vessels	856	2,141
Accrued drydock and repairs	1,608	2,127
Bunkers and lubricants	2,787	820
Charter revenues received in advance	6,725	1,227
Insurance	2,650	1,517
Accrued vessel expenses	6,804	9,086
Accrued general and administrative expenses	2,644	1,107
Other	1,583	1,597
Total accounts payable, accrued expense and other current liabilities	$38,237	$30,783

NOTE 12 — TAXES:

Income taxes are provided using the asset and liability method, such that income taxes are recorded based on amounts refundable or payable in the current year and include the results of any differences in the basis of assets and liabilities between U.S. GAAP and tax reporting. Income taxes are calculated on a separate return basis and there has been no allocation of income taxes from OSG. The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands, which does not impose income tax on shipping operations. The Company also has or had subsidiaries in various jurisdictions that performed administrative, commercial or technical management functions. These subsidiaries are subject to income taxes based on the services performed in countries in which those particular offices are located and, accordingly, current and deferred income taxes are recorded. INSW also had entities in Greece that were exclusively engaged in management of INSW vessels and were statutorily exempt from Greek income tax on their shipping income.

87
International Seaways, Inc.

Under current U.S. tax laws, INSW was a controlled foreign corporation (“CFC”) for 2016 since OSG was a U.S. shareholder of INSW. INSW, including its subsidiaries, which are disregarded entities for U.S. Federal income tax purposes, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. Under Section 883 of the Code and U.S. Treasury Department regulations, INSW qualified for this exemption so long as, for more than half of the days in its taxable year, it was a CFC and more than 50 percent of the total value of its stock was owned by OSG or certain other U.S. persons. Beginning in 2017, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

A substantial portion of income earned by INSW is not subject to income tax, and no deferred taxes are provided on the temporary differences between the tax and financial statement basis of the underlying assets and liabilities for those subsidiaries not subject to income tax in their respective countries of incorporation.

The Marshall Islands and Greece impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying consolidated statements of operations.

The components of the income tax provisions follow:

For the year ended December 31,	2016	2015	2014
Current	$440	$140	$754
Deferred	-	-	(10)
Total provision for income taxes	$440	$140	$744

During the year ended December 31, 2014, OSG made certain payments in connection with its Emergence, aggregating $477,835, in its capacity as guarantor of the obligations of subsidiaries of INSW with respect to two term loans. For income tax purposes, INSW presented these payments as cancellation of indebtedness income. The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax provisions are summarized as follows:

For the year ended December 31,	2016	2015	2014
Marshall Islands statutory income tax rate	-%	-%	-%
Change in valuation allowance	25.29%	-%	0.04%
Liquidation of subsidiaries	(29.53)%	-%	-%
Income subject to tax in other jurisdictions	1.76%	0.08%	0.59%
Effective income tax rate	(2.48)%	0.08%	0.63%

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2016	2015
Deferred tax assets:
Net operating loss carryforwards	1,711	6,714
Excess of tax over book basis of depreciable assets	548	666
Pensions	3,147	2,519
Other	-	5
Total deferred tax assets	5,406	9,904
Less: Valuation allowance	(5,406)	(9,904)
Deferred tax assets, net	-	-
Net noncurrent deferred tax assets/(liabilities)	$-	$-

88
International Seaways, Inc.

As of December 31, 2016 and 2015, the Company had net operating loss carryforwards of $42,001 and $66,499, respectively. Of the net operating losses as of December 31, 2016, $4,558 have an indefinite life and $37,443 expire between 2018 and 2023.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $5,406 and $9,904, respectively, as of December 31, 2016 and 2015. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs. During 2016, the Company decreased its valuation allowance by $4,498 primarily as a result of the liquidation of certain subsidiaries.

The following is tabular rollforward of the Company’s unrecognized tax benefits (excluding interest and penalties):

	2016	2015
Balance of unrecognized tax benefits as of January 1,	$40	$170
Increases for positions taken in prior years	115	-
Decreases for positions taken in prior years	-	(130)
Changes due to currency translations	(2)	-
Balance of unrecognized tax benefits as of December 31,	$153	$40

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2016 and 2015, the Company has recognized a total liability for interest of $33 and $22, respectively. INSW has recorded the unrecognized tax benefits in other current liabilities in the consolidated balance sheets. If recognized, all of the December 31, 2016 balance of unrecognized tax benefits would affect the effective tax rate. Management believes that it is reasonably possible that a decrease of up to $94 in unrecognized tax benefits related to issues currently under examination by the taxing authorities will be settled during 2017.

NOTE 13 — RELATED PARTIES:

The following tables show certain related party transactions between INSW and OSG:

For the year ended December 31,	2016	2015	2014
Corporate overhead allocations from OSG
General and administrative	$21,486	$36,792	$39,570
Depreciation	517	730	1,022
Technical management transition costs	-	-	21
Separation and transition costs	6,569	-	670
Reorganization items, net	131	5,659	86,179
Total corporate overhead allocations from OSG	$28,703	$43,181	$127,462

The outstanding amounts related to the transactions between INSW and OSG were as follows:

As of December 31,	2016	2015
Payable to OSG	$683	$11,350

Payables to OSG as of December 31, 2016 are primarily in relation to the spin-related agreements described below.

Transition Services Agreement and Other Spin-off Related Activity

INSW entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with OSG, which among other things, (i) governs the transfer of assets and liabilities between both entities, (ii) terminates all intercompany arrangements between INSW and OSG except for specified agreements and arrangements, (iii) contains terms and conditions that generally require INSW and OSG to use commercially reasonable efforts to consummate the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements, (iv) releases certain claims between the parties and their affiliates, successors and assigns, (v) contains mutual indemnification provisions and (vi) allocates expenses of the spin-off between the parties. Spin-off related costs incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $9,043. Approximately $3,337 of these costs represented INSW’s allocated share of severance costs for certain individuals that departed OSG in conjunction with the spin-off of INSW. While comparable costs are not expected in 2017, both parties will perform a true up of final separation costs which may result in additional costs being incurred by INSW in 2017.

89
International Seaways, Inc.

INSW and OSG also entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG will provide certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW has agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement will terminate 30 days after the expiration or termination of all of the services provided thereunder, which are generally provided for a maximum period of three to six months.

INSW expects to earn fees totaling $79 for services provided to OSG pursuant to the terms of the Transition Services Agreement over the six-month term of the TSA. Approximately $27 of such fees were earned as of December 31, 2016. OSG also expects to incur fees totaling $156 during the term of the TSA for services received from OSG. Approximately $31 of such fees were incurred as of December 31, 2016.

INSW and OSG also entered into an employee matters agreement (the “Employee Matters Agreement”), which addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which INSW employees participated, including equity incentive plans. The Employee Matters Agreement also governs the transfer of employees between OSG and INSW in connection with the Distribution, and set forth certain obligations for reimbursements and indemnities between OSG and INSW.

Corporate Overhead Allocations from OSG

During the periods presented, the Company benefited from certain corporate functions provided by OSG. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of OSG. An allocation of these corporate expenses, including legal costs related to certain litigation undertaken by OSG, has been reflected in the consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by OSG is not subject to allocation because it is not directly related to the INSW business. Reorganization items, net for the year ended December 31, 2016, includes a credit for the recovery of costs allocated to INSW in prior years related to certain litigation undertaken by OSG that was settled by OSG in February 2016.

Guarantees

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with OSG and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ’‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ’‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ’‘MOQ Service Contracts’’).

In connection with the Distribution on November 30, 2016, INSW now guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ’‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ’‘MOQ Guarantee’’), together with the ING and Nordea Guarantees, the ’‘INSW FSO Guarantees’’). OSG continues to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ’‘OSG FSO Guarantees’’). As of December 31, 2016, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to such equity method investees secured bank debt and interest rate swaps was $38,789 and the carrying amount of the liability related to this guarantee was $0.

INSW entered into a guarantee arrangement in connection with the spin-off in favor of Qatar Liquefied Gas Company Limited (2) (’‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ’‘LNG Charter Party Agreements’’, and such guarantee, the ’‘LNG Performance Guarantee’’). OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ’‘OSG LNG Performance Guarantee’’ and collectively, with the OSG FSO Guarantees the ’‘Continuing OSG Guarantees’’).

90
International Seaways, Inc.

In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee. INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement. In addition, INSW will pay QGTC an annual fee of $100 until such time that QGTC ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements.

Capital Contributions from OSG and Dividends Paid to OSG

For the year ended December 31, 2016, the Company recorded capital contributions from OSG of $3,797 comprised of allocated reorganization items, net of $131, non-cash expense relating to stock compensation benefits of $2,520 and certain allocated general and administrative costs of $1,146. For the year ended December 31, 2015, the Company recorded capital contributions from OSG of $9,424, comprised of allocated reorganizations items, net of $5,659, non-cash expense relating to stock compensation benefits of $2,811, certain allocated general and administrative expenses of $954. For additional information relating to stock compensation benefits see Note 14, “Capital Stock and Stock Compensation.”

During the years ended December 31, 2016 and 2015, INSW made dividend distributions to OSG totaling $202,000 (or $6.93 per share) and $200,000 (or $6.86 per share), respectively.

Sales and purchases of vessels

Prior to commencement of the Chapter 11 cases INSW intended to purchase the Product Carrier Victory from OSG. The legal transfer of the Victory did not however occur prior to the Petition Date and thereafter required Bankruptcy Court approval. Even though the Victory was not legally transferred prior to December 31, 2012, the vessel’s cost structure and activities are similar to the operations of the other MRs in INSW’s fleet and, therefore, the Victory was included within the carve-out group on a combined basis at historical cost, net of accumulated depreciation, of $24,687, effective November 14, 2012.

INSW purchased the Victory from OSG on June 30, 2014. As the Victory had been included in INSW’s financial statements on a combined basis prior to the purchase of the vessel, and is included on a consolidated basis subsequent to the purchase of the vessel, the purchase of the Victory is excluded from vessel deliveries in Note 6, “Vessels, Deferred Drydock and Other Property” for the year ended December 31, 2014.

At Emergence, Maremar Tanker LLC’s intercompany receivable balances were written off and treated as a non-cash capital distribution to OSG of $23,213. Additionally, for the year ended December 31, 2014, INSW recorded a $124 charge to write off the remaining net assets of Maremar Tanker LLC.

Related Party Loans and Emergence from Bankruptcy

INSW was a co-borrower under an unsecured revolving credit facility and borrowings thereunder were effectuated through two related party loan agreements with OSG. At Emergence, INSW repaid the outstanding principal of $217,000 and unpaid accrued interest relating to its co-borrower obligation under the unsecured revolving credit facility. Also certain INSW entities were parties to two term loans, secured by vessels in INSW’s fleet, for which OSG was a guarantor. OSG made certain payments in connection with its Emergence, aggregating $477,835, in its capacity as guarantor of the obligations of subsidiaries of INSW with respect to these two term loans, which for financial reporting purposes are deemed to be capital contributions. Supplemental cash flow information for the year ended December 31, 2014 associated with the aforementioned OSG guarantor obligation payments and deemed capital contributions were non-cash financing activities.

In accordance with the Equity Plan, on Emergence all amounts then due between OSG and INSW and its subsidiaries were deemed uncollectible and considered settled through deemed capital contributions by OSG aggregating $154,220. Supplemental cash flow information for the year ended December 31, 2014 associated with such deemed capital contributions were non-cash financing activities.

Concurrent with OSG’s Emergence and as part of the plan of reorganization, INSW made a $53,225 cash distribution to OSG. Post Emergence, OSG reimbursed INSW for certain compensation related expenses aggregating $6,306, which for financial reporting purposes are deemed to be capital contributions.

91
International Seaways, Inc.

NOTE 14 — CAPITAL STOCK AND STOCK COMPENSATION:

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

In connection with the spin-off, effective November 18, 2016 INSW adopted, and OSG as its sole stockholder approved, incentive compensation plans (the “Incentive Plans” as further described below) in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. INSW reserved 2,000,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan.

OSG maintains or maintained various stock-based compensation arrangements (the “OSG Incentive Plans” and the “OSG 2004 Stock Incentive Plan” ), under which it provided awards to certain employees of INSW of restricted common stock, restricted stock units, performance restricted stock units and stock options to purchase shares of OSG. Because INSW provided employee services in consideration for the participation of INSW’s employees in these plans, a share-based compensation expense for the awards granted to INSW’s employees has been reflected in the consolidated statement of operations. Furthermore, the restricted stock, restricted stock unit and stock option grants also relate to directors or individuals that are considered to be employees of OSG. Compensation expense relating to such grants is a component of general and administrative expense on OSG’s consolidated statement of operations and as a result for periods prior to our spin-off from OSG was subject to the cost allocation procedures described in Note 1, “Description of the Business and Basis of Presentation,” and Note 13, “Related Parties.” In addition to the incentive compensation expense described below, Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” reorganization items, net reflects a charge of $1,374 for the year ended December 31, 2014 relating to the allocation of compensation cost relating to the cancellation of unvested awards under the OSG 2004 Stock Incentive Plan in conjunction with the Bankruptcy proceedings.

Each OSG restricted stock unit and performance restricted stock unit that was unvested and outstanding immediately prior to the Effective Time (see Note 1, “Description of the Business and Basis of Presentation”) and held by an INSW Group Employee (as defined by the Employee Matters Agreement) was converted as of the Effective Time into an INSW restricted stock unit or INSW performance restricted stock unit, respectively. Each OSG stock option to purchase shares of OSG that was outstanding immediately prior to the Effective Time and held by an INSW Group Employee was converted as of the Effective Time into an INSW stock option.

The OSG Incentive Plans contained anti-dilution provisions whereby in the event of any change in the capitalization of OSG, the number and type of securities underlying outstanding share based payment awards were to be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share based payment awards held by INSW Group Employees upon the spinoff transaction. As the fair value of the INSW restricted stock unit or INSW performance restricted stock unit awards and the INSW stock option awards immediately after the spinoff transaction increased when compared to the fair value of the equivalent OSG awards held by INSW Group Employees immediately prior to the spinoff transactions, incremental compensation costs of approximately $427 will be recognized by INSW over the remaining vesting period of such awards as a result of the spinoff modifications.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation — Restricted Common Stock

INSW awarded a total of 32,067 restricted INSW common stock shares during the year ended December 31, 2016 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $13.72 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or June 8, 2017, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Capitalized terms that follow are defined herein or in the Employee Matters Agreement.

92
International Seaways, Inc.

(i) Restricted Stock Units

As of the Effective Time, INSW converted each time-based OSG restricted stock unit (“OSG RSU”) that was unvested and outstanding immediately prior to the Effective Time and that was held by an INSW Group Employee into an INSW restricted stock unit (each such award, an “INSW RSU”), with the number of restricted stock units subject to each such INSW RSU to be set at a number equal to the product of (A) the number of restricted stock units subject to the corresponding OSG RSU immediately prior to the Effective Time multiplied by (B) the quotient (“INSW Stock Ratio”) obtained by dividing the volume weighted average per share price of OSG Common Stock for the 20 Trading Days ending on the Distribution Date (the “OSG Pre-Distribution Stock Value”) by the volume weighted average per share price of INSW common stock for the 20 Trading Days following the Distribution Date (the “INSW Stock Value”), with any fractional restricted stock unit rounded down to the nearest whole restricted stock unit. Each INSW RSU will otherwise be subject to the same terms and conditions after the Effective Time as were applicable to such OSG RSU prior to the Effective Time (except as otherwise provided in the Employee Matters Agreement).

The aforementioned conversion resulted in the issuance of 76,585 time-based INSW RSUs to INSW Group Employees to replace non-vested time-based OSG RSUs previously awarded by OSG. The INSW grant date fair value of these awards was $15.00 per INSW RSU. Each INSW RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each INSW RSU will vest in accordance with the terms and conditions of the corresponding OSG RSU award which were scheduled to vest in equal installments on each of the first three anniversaries of the corresponding OSG award date. Settlement of vested INSW RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

INSW converted each OSG Performance Based Unit (“OSG PBU”) held by an INSW Group Employee that was unvested and outstanding immediately prior to the Effective Time into an INSW performance based unit (each such award, an “INSW PBU”), with the number of performance based units subject to each such INSW PBU to be set at a number equal to the product of (A) the number of performance based units subject to the corresponding OSG PBU immediately prior to the Effective Time multiplied by (B) the INSW Stock Ratio, with any fractional performance based unit rounded down to the nearest whole performance based unit. Each INSW PBU will otherwise be subject to the same terms and conditions after the Effective Time as were applicable to such OSG PBU prior to the Effective Time (except as otherwise provided in the Employee Matters Agreement). Applicable performance metrics are to be adjusted accordingly as determined by INSW’s Human Resources and Compensation Committee.

The aforementioned conversion resulted in the issuance of 33,709 INSW PBUs to INSW Group Employees to replace non-vested OSG PBUs awarded by OSG. Of this amount, 24,953 INSW PBUs represent a contingent right to receive INSW RSUs based upon the covered employees being continuously employed through December 31, 2018 and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to INSW’s Human Resources and Compensation Committee’s (“Compensation Committee”) certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, as of December 31, 2016, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for the portion of these awards relating to performance conditions until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $15.00 per INSW PBU.

Each of the remaining 8,756 INSW PBUs represents a contingent right to receive INSW RSUs based upon certain performance related goals being met and INSW Group Employees being continuously employed through December 31, 2016. Such awards replaced the March 30, 2016 OSG award of the 2016 tranche of OSG PBU awards made on October 12, 2015 to INSW Group Employees and vested on December 31, 2016, subject to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017.

Settlement of the vested INSW PBUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(ii) Stock Options

INSW converted each vested and unvested OSG Option outstanding immediately prior to the Effective Time and held by an INSW Group Employee into an INSW option to purchase INSW stock (each such option, an “INSW Spin Option”) subject to the same terms and conditions (including with respect to vesting and expirations) after the Effective Time as were applicable to the corresponding OSG stock option immediately prior to the Effective Time except as otherwise provided in the Employee Matters Agreement provided:

93
International Seaways, Inc.

•	the per-share exercise price of each such INSW Spin Option shall be equal to the product of (A) the per-share exercise price of the corresponding OSG Option immediately prior to the Effective Time multiplied by (B) the quotient (“INSW Price Ratio”) obtained by dividing the INSW Stock Value by the OSG Pre-Distribution Stock Value, rounded up to the nearest whole hundredth of a cent; and

•	the number of shares of INSW Stock subject to each such INSW Spin Option shall be equal to the product of (A) the number of shares of OSG Common Stock subject to the corresponding OSG Option immediately prior to the Effective Time multiplied by (B) the INSW Stock Ratio, with any fractional share rounded down to the nearest whole share.

As a result, 127,559 INSW Spin Options, with exercise prices ranging from $19.04 to $30.93 per share, were issued to INSW Group Employees to replace stock options previously awarded by OSG. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The INSW Spin Options will vest in equal installments on each of the first three anniversaries of the corresponding OSG stock option award date. The INSW Spin Options will expire on the business day immediately preceding the tenth anniversary of the OSG award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable grant agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair value of the INSW Spin Options were estimated using the Black-Scholes option pricing model with inputs including the INSW Stock Value, the INSW exercise price and the following weighted average assumptions for the converted OSG Option originally granted in 2016, 2015 and 2014: risk free interest rates of 2.18%, 1.79% and 1.79%, respectively, dividend yields of 0.0%, expected stock price volatility factor of .40, and expected lives at inception of five years, four years and four years, respectively. The weighted average grant-date fair value of INSW Spin Options relating to the corresponding OSG stock options originally granted in 2016, 2015 and 2014 were $4.55, $2.26 and $1.86, respectively.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Direct and allocated compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2016, 2015 and 2014 was $2,157, $2,380 and $497, respectively. The allocated compensation expense has been recorded as a capital contribution from OSG as such amount will not be settled in cash.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock

Nonvested Shares Outstanding at December 31, 2015	-
INSW RSUs issued to replace OSG RSUs	110,294
Granted	32,067
Vested ($19.04 per share)	(25,103)
Forfeited	-
Nonvested Shares Outstanding at December 31, 2016	117,258

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock

Options Outstanding at December 31, 2015	-
INSW Spin Options issued to replace OSG options	127,559
Forfeited	-
Exercised	-
Options Outstanding at December 31, 2016	127,559
Options Exercisable at December 31, 2016	26,601

94
International Seaways, Inc.

The weighted average remaining contractual life of the INSW outstanding stock options at December 31, 2016 was 8.76 years. The range of exercise prices of the INSW stock options outstanding at December 31, 2016 was between $19.04 and $30.93 per share. The weighted average exercise price of the INSW stock options outstanding at December 31, 2016 was $23.61. None of the stock options which vested during 2016 were “in-the-money.”

Direct and allocated compensation expense relating to stock options recorded by INSW for the years ended December 31, 2016, 2015 and 2014 was $684, $431 and $56, respectively. The allocated compensation expense has been recorded as a capital contribution from OSG as such amount will not be settled in cash.

As of December 31, 2016, there was $2,645 of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.46 years.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2016	2015
Unrealized losses on derivative instruments	$(40,317)	$(53,446)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(11,950)	(10,636)
Foreign currency translation adjustment	-	(42)
	$(52,267)	$(64,124)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2016.

95
International Seaways, Inc.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance at December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(3,052)	(2,364)	42	(5,374)
Amounts reclassified from accumulated other comprehensive loss	16,181	1,050	-	17,231
Total change in accumulated other comprehensive loss	13,129	(1,314)	42	11,857
Balance at December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)

Balance at December 31, 2014	$(61,356)	$(12,988)	$(29)	$(74,373)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(10,193)	1,870	(13)	(8,336)
Amounts reclassified from accumulated other comprehensive loss	18,103	482	-	18,585
Total change in accumulated other comprehensive loss	7,910	2,352	(13)	10,249
Balance at December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)

Balance at December 31, 2013	$(59,263)	$(8,246)	$(116)	$(67,625)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(21,659)	(5,069)	87	(26,641)
Amounts reclassified from accumulated other comprehensive loss	19,566	327	-	19,893
Total change in accumulated other comprehensive loss	(2,093)	(4,742)	87	(6,748)
Balance at December 31, 2014	$(61,356)	$(12,988)	$(29)	$(74,373)

96
International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2016.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2016	2015	2014	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company’s equity method joint venture investees	$(15,664)	$(18,101)	$(19,566)	Equity in income of affiliated companies

Interest rate caps entered into by the Company’s subsidiaries	(517)	(2)	-	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(1,050)	(482)	(335)	General and administrative expenses
	(17,231)	(18,585)	(19,901)	Total before tax

	-	-	8	Tax benefit(1)
	$(17,231)	$(18,585)	$(19,893)	Total net of tax

(1)	The tax benefit relates to the net periodic benefit costs of the Company’s pension plans.

The following amounts are included in accumulated other comprehensive loss at December 31, 2016, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1,403 ($1,068 net of tax) and unrecognized actuarial losses of $12,173 ($10,882 net of tax). The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2017 are losses of $64 (gross and net of tax) and $421 (gross and net of tax), respectively.

At December 31, 2016, the Company expects that it will reclassify $12,499 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s FSO and LNG equity method investees and the interest rate cap held by the Company.

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

97
International Seaways, Inc.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

Tax expense / (benefit) on items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2016
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$-
Amounts reclassified from accumulated other comprehensive loss	-
Total change in accumulated other comprehensive loss	$-

For the year ended December 31, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$-
Amounts reclassified from accumulated other comprehensive loss	-
Total change in accumulated other comprehensive loss	$-

For the year ended December 31, 2014
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$-
Amounts reclassified from accumulated other comprehensive loss	8
Total change in accumulated other comprehensive loss	$8

NOTE 16 — LEASES:

1. Charters-in:

Between December 31, 2012 and April 2013, the Bankruptcy Court issued orders approving INSW debtor entities rejection of leases on 25 chartered-in International Flag vessels. INSW debtor entities entered into new lease agreements at lower rates on eight of the chartered-in vessels (seven MRs and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suezmax and one MR were redelivered to owners in December 2012 and an additional fifteen vessels (11 MRs, two Panamax Product Carriers, one Suezmax and one Aframax), were redelivered during the four months ended April 30, 2013. The Company’s policy is to calculate estimates for lease termination costs related to the rejected charters using a market participant’s discount rate.

Effective August 5, 2014, the Company emerged from bankruptcy and during the month of August, allowed claims related to the rejected or amended vessel charters described above were settled. These settlements resulted in interest expense charges of $7,453 for post-petition contractual interest and reorganization item charges of $6,419 for post-petition interest required by the Equity Plan, for the year ended December 31, 2014. See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information.

As of December 31, 2016, the Company had commitments to charter-in seven vessels. All of the charter-ins are accounted for as operating leases, of which three are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations.

The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At December 31, 2016	Amount	Operating Days
2017	$7,016	1,063
2018	1,841	279
Net minimum lease payments	$8,857	1,342

Time Charters-in:

At December 31, 2016	Amount	Operating Days
2017	$15,440	1,488
Net minimum lease payments	$15,440	1,488

98
International Seaways, Inc.

The future minimum commitments for time charters-in exclude amounts with respect to vessels chartered-in where the duration of the charter was one year or less at inception but includes amounts with respect to workboats employed in Crude Tankers Lightering business. Time charters-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for use. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31, 2016	Amount	Revenue Days
2017	$30,718	1,504
2018	913	166
Future minimum revenues	$31,631	1,670

Future minimum revenues do not include (i) the Company’s share of time charters entered into by the pools in which it participates, (ii) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office space:

In connection with the spin-off, on November 17, 2016, OSG assigned to the Company its interest in the lease agreement the Company’s New York headquarters. The future minimum commitments under all lease obligations for office space are as follows:

At December 31,	Amount
2017	$1,088
2018	998
2019	998
2020	998
2021	665
Net minimum lease payments	$4,747

NOTE 17 — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Pension plans

The Company has obligations outstanding under a defined benefit pension plan in the UK. The plan provides defined benefits based on years of service and final average salary. The plan was closed to new entrants and accrual from December 2007. The Company has provided a guarantee to the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in the amount of the unfunded deficiency calculated on a solvency basis, if the principal employer fails to make the required periodic contributions to the Scheme.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

99
International Seaways, Inc.

	Pension Benefits
At December 31,	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$29,899	$34,138
Cost of benefits earned (service cost)	-	-
Interest cost on benefit obligation	932	1,164
Actuarial losses/(gains)	5,525	(2,387)
Benefits paid	(603)	(1,501)
Settlements	(1,579)	-
Foreign exchange gains	(4,934)	(1,515)
Benefit obligation at year end	29,240	29,899
Change in plan assets:
Fair value of plan assets at beginning of year	21,090	22,205
Actual return on plan assets	2,503	175
Employer contributions	7,605	1,161
Benefits paid	(603)	(1,501)
Settlements	(1,775)	-
Foreign exchange losses	(3,354)	(950)
Fair value of plan assets at year end	25,466	21,090
Unfunded status at December 31	$(3,774)	$(8,809)

The unfunded benefit obligation for the pension plan is included in other liabilities in the consolidated balance sheets.

Information for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2016	2015
Projected benefit obligation	$29,240	$29,899
Accumulated benefit obligation	29,240	29,899
Fair value of plan assets	25,466	21,090

	Pension benefits
For the year ended December 31,	2016	2015	2014
Components of expense:
Cost of benefits earned	$-	$-	$532
Interest cost on benefit obligation	886	1,164	1,333
Expected return on plan assets	(951)	(1,159)	(1,573)
Amortization of prior-service costs	67	79	87
Recognized net actuarial loss	343	403	230
Recognized settlement loss	640	-	-
Net periodic benefit cost	$985	$487	$609

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits
At December 31,	2016	2015
Discount rate	2.60%	3.80%

100
International Seaways, Inc.

The selection of a single discount rate for the defined benefit plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for the plan, reflecting the length of the liabilities and the yields obtainable on investment grade bonds. The assumption for a long-term rate of return on assets was based on a weighted average of rates of return on the investment sectors in which the assets are invested.

The weighted-average assumptions used to determine net periodic benefit costs follow:

	Pension benefits
For the year ended December 31,	2016	2015	2014
Discount rate	3.80%	3.55%	4.50%
Expected (long-term) return on plan assets	5.62%	5.35%	7.29%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

Pension benefits

2017	$1,015
2018	773
2019	785
2020	798
2021	1,025
Years 2022-2026	5,926
$10,322

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category are as follows:

Description	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$8,303	$8,303	$-
Equity securities:
International companies	15,166	-	15,166
Government debt securities	1,997	-	1,997
Total	$25,466	$8,303	$17,163

(1)	Quoted prices for the equity and debt securities are not available from an active market source since such investments are index funds. Therefore, the mid-price, which is a price calculated based on the mid-point between the buying and the selling prices of the index funds assets, was used as such mid-prices are considered to be quoted prices for similar assets.

Management has historically maintained a targeted allocation of between 86% and 90% of the Scheme assets in an equity fund index and between 10% and 14% in an over 15-year Gilt index fund.

The Company contributed $7,605, $1,161 and $4,519 to the UK Scheme in 2016, 2015 and 2014, respectively. The Company expects that its contribution to the UK Scheme in 2017 will be approximately $719.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The contributions to the plan during the three years ended December 31, 2016 were not material.

The expenses directly attributable to INSW’s employees for these defined contribution plans for each of the years ended December 31, 2016, 2015 and 2014 were not material.

NOTE 18 — SEVERANCE COSTS:

Severance

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

101
International Seaways, Inc.

Costs Associated with Exit or Disposal Activities

On January 13, 2014, OSG announced that certain of its subsidiaries, all of which are subsidiaries of INSW, that own or charter-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind-down and transitions costs (“Transition Costs”) are included separately in the consolidated statement of operations. Outsourcing RIF severance costs of $16,666 incurred for the year ended December 31, 2014 included $3,428 and $7,651 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. INSW did not incur any additional Outsourcing RIF costs during the 2016 or 2015. Transition Costs of $39 and $3,417 were incurred for the years ended December 31, 2015 and 2014. The Transition costs for 2014 included $1,672 and $1,260 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices.

In conjunction with the aforementioned, on January 7, 2014, the then current Board of Directors of OSG (the “Predecessor Board”) and the Compensation Committee of the Predecessor Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”), which was subsequently approved by the Bankruptcy Court on February 3, 2014. In order to achieve the restructuring described above, OSG required the commitment of the employees whose responsibilities would ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP, a component of the employee transition and termination benefits and similar transition and termination costs described above, was a broad based plan intended to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of INSW’s operations. For Eligible Employees, the annualized target awards ranged from 25% to 75% of base salary. The total cost of the incentive payments under the Transition NEIP for INSW employees for the year ended December 31, 2014 was approximately $3,228.

Refer to Note 13, “Related Parties,” for additional information relating to severance costs allocated from OSG.

NOTE 19 — 2016 AND 2015 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2016
Shipping revenues	$128,676	$103,062	$80,771	$85,810
Gain/(loss) on disposal of vessels and other property, including impairments	171	-	(49,640)	(29,734)
Income/(loss) from vessel operations	53,129	29,079	(47,758)	(28,509)
Interest expense	(10,742)	(9,690)	(9,519)	(9,525)
Reorganization items, net	4,471	(520)	(3,849)	(233)
Income tax benefit/(provision)	(4)	(173)	20	(283)
Net income/(loss) (1)	59,890	30,506	(50,862)	(57,757)

Basic and Diluted net income/(loss) per share	$2.05	$1.05	$(1.74)	$(1.98)

(1)	As discussed in Note 7, “Equity Method Investments,” the Company recorded impairment charges of $30,475 in the fourth quarter related to its investment in the FSO Joint Venture.

102
International Seaways, Inc.

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2015
Shipping revenues	$117,450	$124,093	$131,121	$124,970
Gain/(loss) on disposal of vessels and other property, including impairments	1,166	-	3,238	55
Income/(loss) from vessel operations	36,045	47,676	52,982	39,611
Interest expense	(10,420)	(10,566)	(11,050)	(10,934)
Reorganization items, net	(2,368)	(1,187)	(953)	(1,151)
Income tax benefit/(provision)	236	(95)	(27)	(254)
Net income/(loss)	35,941	47,690	51,933	37,606

Basic and Diluted net income/(loss) per share	$1.23	$1.64	$1.78	$1.29

NOTE 20 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2016. The next deficit valuation is due March 31, 2018.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £700 ($1,074) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves for this contingency have been recorded in INSW’s consolidated financial statements as of December 31, 2016. The next deficit valuation is due March 31, 2017.

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, wrongful death, collision or other casualty and to claims arising under charter parties and other contract disputes. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, should not be material to the Company’s financial position, results of operations and cash flows.

103
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors  and Shareholders of

International Seaways, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows present fairly, in all material respects, the financial position of International Seaways, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 31, 2017

104
International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies. Accordingly, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as of December 31, 2016.

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

105
International Seaways, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14 below.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company and the date such executive officer was elected to his or her current position with the Company. The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

Name	Age	Position Held	Has Served as Such Since

Lois K. Zabrocky	47	President and Chief Executive Officer	November 2016
Jeffrey D. Pribor	59	Chief Financial Officer	November 2016
James D. Small III	48	Chief Administrative Officer, Secretary and General Counsel	November 2016
Derek Solon	41	Vice President and Chief Commercial Officer	November 2016
William Nugent	49	Vice President and Head of Ship Operations	November 2016
Adewale O. Oshodi	37	Controller	November 2016

The business experience and certain other background information regarding our executive officers post-Distribution is set forth below.

Lois K. Zabrocky.  Until her appointment to the role of Chief Executive Officer of the Company, Ms. Zabrocky served as Senior Vice President and Head of OSG’s International Flag Strategic Business Unit with responsibility for commercial management and oversight of fleet operations. Ms. Zabrocky served in various roles during her 25 years at OSG. Ms. Zabrocky served as Senior Vice President of OSG from June 2008 through August 2014 until her appointment as Co-President and Head of the International Flag Strategic Business Unit. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011.

Jeffrey D. Pribor.  Until his appointment to the role of Chief Financial Officer of the Company, Mr. Pribor was the Global Head of Maritime Investment Banking at Jefferies & Company, Inc. since 2013. Previously, he was Executive Vice President and Chief Financial Officer of General Maritime Corporation, one of the world’s leading tanker shipping companies, from September 2004 to February 2013. Prior to General Maritime, from 2002 to 2004, Mr. Pribor was Managing Director and President of DnB NOR Markets, Inc. From 2001 to 2002, Mr. Pribor was Managing Director and Group Head of Transportation Banking at ABN AMRO, Inc. From 1996 to 2001, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics investment banking for ING Barings.

James D. Small III.  Until his appointment to the role of Chief Administrative Officer, Secretary and General Counsel, Mr. Small served as OSG’s Secretary and General Counsel. Prior to joining OSG in March 2015, Mr. Small worked for more than 18 years at Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), a law firm, the last seven years as counsel. At Cleary Gottlieb, Mr. Small’s practice focused on corporate and financial transactions, U.S. securities law matters in U.S. and international capital markets transactions, mergers and acquisitions, and general corporate transactions. As counsel at Cleary Gottlieb, Mr. Small provided legal services to OSG between 2013 and February 2015.

Derek Solon. Until his appointment to the role of Vice President and Chief Commercial Officer of the Company, Mr Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit. Prior to assuming that role he served as Vice President, Sale & Purchase since 2012. Before joining OSG, Mr Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

106
International Seaways, Inc.

William Nugent. Until his appointment to the role of Vice President and Head of Ship Operations of the Company, Mr. Nugent served as Vice President and Head of Ship Operations for OSG’s International Flag Strategic Business Unit since July 2014. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

Adewale O. Oshodi.  Until his appointment to the role of Controller, Mr. Oshodi served as the Controller of OSG. Mr. Oshodi also served as Secretary of OSG from July 2014 until March 2015 and as Director, Corporate Reporting from September 2010 when he joined OSG until his appointment as Controller in July 2014. Mr. Oshodi began his career in the New York commercial audit practice of Deloitte & Touche, LLP in 2000. As an Audit Manager between 2005 and 2008 and as an Audit Senior Manager between 2008 and 2010, Mr. Oshodi worked primarily on audits of companies in the maritime industry.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. The Code of Business Conduct and Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2016 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans, see Note 14, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,559	$23.61	1,987,719	*

*Consists of 1,651,853 shares eligible to be granted under the Company’s 2016 Management Incentive Compensation Plan and 335,866 shares under the 2016 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

107
International Seaways, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2016, in connection with its 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

I
(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2016 and 2015.

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement dated as of November 30, 2016 by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

4.1	Registration Rights Agreements dated as of November 30, 2016 between International Seaways, Inc. and certain stockholders party thereto (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

*10.1	International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.1.1**	Form of International Seaways, Inc. Non-Employee Director Incentive Compensation Plan Restricted Stock Grant Agreement.

*10.2	International Seaways, Inc. Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.2.1**	Form of International Seaways, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.2.2**	Form of International Seaways, Inc. Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement.

*10.2.3**	Form of International Seaways, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement.

10.3	Credit Agreement dated as of August 5, 2014, among International Seaways, Inc. (formerly named OSG International, Inc.), Overseas Shipholding Group, Inc., OIN Delaware LLC, certain subsidiaries of International Seaways, Inc. (formerly OSG International, Inc.) as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (the “INSW Credit Agreement”) (filed as Exhibit 10.3 to Overseas Shipholding Group, Inc.’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.4	First Amendment, dated as of June 3, 2015, to the INSW Credit Agreement (filed as Exhibit 10.3 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

10.5	Second Amendment, dated as of July 18, 2016, to INSW Credit Agreement (filed as Exhibit 10.1 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated July 22, 2016 and incorporated herein by reference).

10.6	Third Amendment, dated as of September 20, 2016, to INSW Credit Agreement (filed as Exhibit 10.1 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated September 26, 2016 and incorporated herein by reference).

108
International Seaways, Inc.

*10.1	International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.2	International Seaways, Inc. Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

10.3	Credit Agreement dated as of August 5, 2014, among International Seaways, Inc. (formerly named OSG International, Inc.), Overseas Shipholding Group, Inc., OIN Delaware LLC, certain subsidiaries of International Seaways, Inc. (formerly OSG International, Inc.) as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (the “INSW Credit Agreement”) (filed as Exhibit 10.3 to Overseas Shipholding Group, Inc.’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.4	First Amendment, dated as of June 3, 2015, to the INSW Credit Agreement (filed as Exhibit 10.3 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

10.5	Second Amendment, dated as of July 18, 2016, to INSW Credit Agreement (filed as Exhibit 10.1 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated July 22, 2016 and incorporated herein by reference).

10.6	Third Amendment, dated as of September 20, 2016, to INSW Credit Agreement (filed as Exhibit 10.1 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated September 26, 2016 and incorporated herein by reference).

10.7	Fourth Amendment dated as of November 30, 2016 to the INSW Credit Agreement (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

10.8	Form of Employee Matters Agreement between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.9	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.10	Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.11	Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.12	Form of Amendment No. 3 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.13	Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.14	Amendment No. 1 to James D. Small III’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.4 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.15	Amendment No. 2 to James D. Small III’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.14 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

109
International Seaways, Inc.

*10.16	Form of Amendment No. 3 to James D. Small’s Employment Agreement (filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

10.17	Transition Services Agreement dated as of November 30, 2016 between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

*10.18	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.19	Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.20	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Geoffrey L. Carpenter (filed as Exhibit 10.22 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.21	Employment Agreement dated November 9, 2016 between International Seaways, Inc. and Jeffrey D. Pribor (filed as Exhibit 10.20 to Amendment No. 6 to Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

**21.1	List of significant subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

110
International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017

INTERNATIONAL SEAWAYS, INC.
By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Lois K. Zabrocky and Jeffrey D. Pribor, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

Name	Date

/s/ LOIS K. ZABROCKY	March 31, 2017
Lois K. Zabrocky, Principal
Executive Officer

/s/ JEFFREY D. PRIBOR	March 31, 2017
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 31, 2017
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 31, 2017
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 31, 2017
Ian T. Blackley, Director

/s/ RANDEE DAY	March 31, 2017
Randee Day, Director

/s/ JOSEPH I. KRONSBERG	March 31, 2017
Joseph I. Kronsberg, Director

/s/ RONALD STEGER	March 31, 2017
Ronald Steger, Director

/s/ CHAD L. VALERIO	March 31, 2017
Chad L. Valerio, Director

/s/ TY E. WALLACH	March 31, 2017
Ty E. Wallach, Director

/s/GREGORY A. WRIGHT	March 31, 2017
Gregory A. Wright, Director

111
International Seaways, Inc.