Form 10-Q
period 2017-03-31
International Seaways, Inc.
filed 2017-05-10
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☒

Non-accelerated filer ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 8, 2017: common stock, no par value 29,209,298 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$101,067	$92,001
Voyage receivables, including unbilled of $59,085 and $61,416	67,375	66,918
Other receivables	3,930	5,302
Inventories	1,391	1,338
Prepaid expenses and other current assets	10,998	5,350
Total Current Assets	184,761	170,909
Vessels and other property, less accumulated depreciation of $402,008 and $387,570	1,085,678	1,100,050
Deferred drydock expenditures, net	33,979	30,557
Total Vessels, Deferred Drydock and Other Property	1,119,657	1,130,607
Investments in and advances to affiliated companies	376,237	358,681
Other assets	2,674	2,324
Total Assets	$1,683,329	$1,662,521

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$37,571	$38,237
Payable to OSG	55	683
Current installments of long-term debt	22,883	6,183
Total Current Liabilities	60,509	45,103
Long-term debt	417,017	433,468
Other liabilities	4,590	4,438
Total Liabilities	482,116	483,009

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,207,750 and 29,189,454 shares issued and outstanding	1,306,749	1,306,236
Accumulated deficit	(56,390)	(74,457)
	1,250,359	1,231,779
Accumulated other comprehensive loss	(49,146)	(52,267)
Total Equity	1,201,213	1,179,512
Total Liabilities and Equity	$1,683,329	$1,662,521

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Shipping Revenues:
Pool revenues, including $5,714 and $14,423 received from companies accounted for by the equity method	$49,773	$90,529
Time and bareboat charter revenues	17,350	21,683
Voyage charter revenues	21,627	16,464
	88,750	128,676

Operating Expenses:
Voyage expenses	4,618	3,967
Vessel expenses	33,728	35,138
Charter hire expenses	11,351	8,215
Depreciation and amortization	18,616	20,081
General and administrative	6,358	8,184
Separation and transition costs	735	133
Gain on disposal of vessels and other property	-	(171)
Total operating expenses	75,406	75,547
Income from vessel operations	13,344	53,129
Equity in income of affiliated companies	13,606	11,620
Operating income	26,950	64,749
Other income	86	1,416
Income before interest expense, reorganization items and income taxes	27,036	66,165
Interest expense	(8,965)	(10,742)
Income before reorganization items and income taxes	18,071	55,423
Reorganization items, net	-	4,471
Income before income taxes	18,071	59,894
Income tax provision	(4)	(4)
Net income	$18,067	$59,890

Weighted Average Number of Common Shares Outstanding:
Basic	29,180,255	29,157,387
Diluted	29,195,544	29,157,387

Per Share Amounts:
Basic and diluted net income per share	$0.62	$2.05

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Net Income	$18,067	$59,890
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	3,318	(6,916)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(18)	45
Net change in unrecognized actuarial losses	(179)	310
Other Comprehensive Income/(Loss), net of tax	3,121	(6,561)
Comprehensive Income	$21,188	$53,329

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$18,067	$59,890
Items included in net income not affecting cash flows:
Depreciation and amortization	18,616	20,081
Amortization of debt discount and other deferred financing costs	1,979	1,636
Deferred financing costs write-off	-	2,438
Direct and allocated stock compensation, non-cash	740	561
Undistributed earnings of affiliated companies	(13,436)	(11,756)
Allocated reorganization items, non-cash	-	(4,471)
Other – net	131	19
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property	-	(171)
Allocated general and administrative expenses recorded as capital contributions	-	388
Discount on repurchase of debt	-	(3,755)
Payments for drydocking	(7,026)	(2,390)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(457)	14,972
Decrease in payable to OSG	(628)	(6,252)
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	(6,713)	(806)
Net cash provided by operating activities	11,273	70,384
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(397)	-
Expenditures for other property	(26)	(4)
Investments in and advances to affiliated companies	(74)	(1,054)
Net cash used in investing activities	(497)	(1,058)
Cash Flows from Financing Activities:
Payments on debt	(1,546)	(1,571)
Extinguishment of debt	-	(65,167)
Dividend payments to OSG	-	(72,000)
Cash paid to tax authority upon vesting of stock-based compensation	(164)	(26)
Net cash used in financing activities	(1,710)	(138,764)
Net increase/(decrease) in cash and cash equivalents	9,066	(69,438)
Cash and cash equivalents at beginning of year	92,001	308,858
Cash and cash equivalents at end of period	$101,067	$239,420

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net income	-	18,067	-	18,067
Other comprehensive income	-	-	3,121	3,121
Forfeitures of vested restricted stock awards	(227)	-	-	(227)
Compensation relating to restricted stock awards	226	-	-	226
Compensation relating to restricted stock units awards	339	-	-	339
Compensation relating to stock option awards	175	-	-	175
Balance at March 31, 2017	$1,306,749	$(56,390)	$(49,146)	$1,201,213

Balance at January 1, 2016	$1,355,329	$92,581	$(64,124)	$1,383,786
Net income	-	59,890	-	59,890
Dividend to OSG	-	(72,000)	-	(72,000)
Other comprehensive loss	-	-	(6,561)	(6,561)
Capital contribution of OSG, net	(3,522)	-	-	(3,522)
Balance at March 31, 2016	$1,351,807	$80,471	$(70,685)	$1,361,593

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 55 oceangoing vessels, (including seven vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint venture partnerships), engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Unless context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2016 include the revenues and expenses of the individual entities that comprise INSW carved out from the historical results of operations and cash flows of its former parent, Overseas Shipholding Group, Inc. (“OSG”), for these entities using both specific identification and allocation.

Following our spin-off from OSG on November 30, 2016, we now perform functions previously performed by OSG using internal resources and purchased services, some of which are being provided by OSG during a transitional period pursuant to a transition services agreement between INSW and OSG.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation, specifically, in relation to the adoption of ASU No. 2016-09, as described further below in Note 2, Significant Accounting Policies.

Dollar amounts, except per share amounts are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. The INSW Facilities stipulate that if annual aggregate net cash proceeds of any INSW asset sale or casualty event exceeds $5,000, net cash proceeds from each such sale or casualty event are restricted and required to be reinvested in fixed or capital assets within twelve months of such sale or casualty event or used to prepay the principal balance outstanding of the INSW Facilities, starting with any amounts outstanding on the INSW Term Loan. No such net cash proceeds were outstanding as of March 31, 2017 or December 31, 2016.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three-month periods ended March 31, 2017 and 2016, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 86% and 90% of consolidated voyage receivables at March 31, 2017 and December 31, 2016, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred finance charges — Finance charges incurred in the arrangement or amendments resulting from the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $1,506 and $1,691 relating to the INSW Revolver Facility (as defined in Note 9) are included in other assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. Unamortized deferred financing charges of $18,075 and $19,827 relating to the INSW Term Loan (as defined in Note 9) are included in long-term debt in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,936 and $1,581 for the three months ended March 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards — In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. As a result of the adoption of this accounting standard, effective January 1, 2017, the Company elected to account for forfeitures of share-based payments as they occur. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since management’s estimate of the forfeiture rate on share-based payment awards granted prior to January 1, 2017 was zero. In addition, the adoption of this accounting standard resulted in the presentation of $164 and $26 of cash paid to the tax authorities for shares withheld to satisfy the Company’s statutory income tax withholding obligations as a financing cash outflow in the condensed consolidated statement of cash flows for the three-months ended March 31, 2017 and 2016, respectively.

Recently Issued Accounting Standards — In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period with early adoption permitted. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s condensed consolidated statements of cash flows.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. The standard’s requirements will also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for us beginning January 1, 2018 and could have a material impact on the Company’s consolidated financial statements. We currently anticipate adopting the standard using the cumulative catch-up transition method, however, as our evaluation progresses we may ultimately elect the alternative approach. We are undertaking a comprehensive approach to assess the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our condensed consolidated financial statements. We are also consulting with other shipping companies on business assumptions, processes, systems and controls to determine revenue recognition and disclosure under the new standard. We continue to make progress on our review of the standard. Our initial assessment may change as we continue to refine these assumptions.

Note 3 — Earnings per Common Share:

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

There were 32,067 and 0 weighted average shares of unvested restricted common stock considered to be participating securities for the three months ended March 31, 2017 and 2016, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2017, there were 150,943 shares of restricted stock units and 263,251 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2017	2016
Net income	$18,067	$59,890

Weighted average common shares outstanding - basic	29,180,255	29,157,387
Weighted average common shares outstanding - diluted	29,195,544	29,157,387

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	2017	2016
Net income allocated to:
Common Stockholders	$18,047	$59,890
Participating securities	20	-
	$18,067	$59,890

For the three months ended March 31, 2017 and 2016 earnings per share calculations, there were 15,289 and 0 dilutive equity awards outstanding, respectively. Awards in respect of 198,730 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, separation and transition costs and (gain)/loss on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2017 and 2016 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2017:
Shipping revenues	$59,892	$28,858	$-	$88,750
Time charter equivalent revenues	56,045	28,087	-	84,132
Depreciation and amortization	13,047	5,536	33	18,616
Adjusted income from vessel operations	18,359	2,033	45	20,437
Equity in income of affiliated companies	9,915	-	3,691	13,606
Investments in and advances to affiliated companies at March 31, 2017	277,867	14,808	83,562	376,237
Adjusted total assets at March 31, 2017	1,075,115	419,757	83,188	1,578,060
Expenditures for vessels and vessel improvements	110	287	-	397
Payments for drydockings	5,297	1,729	-	7,026

Three months ended March 31, 2016:
Shipping revenues	$91,063	$37,613	$-	$128,676
Time charter equivalent revenues	87,364	37,345	-	124,709
Depreciation and amortization	12,976	6,843	262	20,081
(Gain)/loss on disposal of vessels and other property	(201)	-	30	(171)
Adjusted income/(loss) from vessel operations	52,321	9,060	(106)	61,275
Equity in income of affiliated companies	8,972	-	2,648	11,620
Investments in and advances to affiliated companies at March 31, 2016	286,582	15,143	49,740	351,465
Adjusted total assets at March 31, 2016	1,129,510	502,202	49,740	1,681,452
Payments for drydockings	1,383	1,007	-	2,390

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The joint venture with four LNG Carriers is included in Other. The joint venture with two floating storage and offloading service vessels is included in the Crude Tankers Segment.

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	March 31,
	2017	2016
Time charter equivalent revenues	$84,132	$124,709
Add: Voyage expenses	4,618	3,967
Shipping revenues	$88,750	$128,676

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

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2017	2016
Total adjusted income from vessel operations of all segments	$20,437	$61,275
General and administrative expenses	(6,358)	(8,184)
Separation and transition costs	(735)	(133)
Gain on disposal of vessels and other property	-	171
Consolidated income from vessel operations	13,344	53,129
Equity in income of affiliated companies	13,606	11,620
Other income	86	1,416
Interest expense	(8,965)	(10,742)
Reorganization items, net	-	4,471
Income before income taxes	$18,071	$59,894

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of March 31,	2017	2016
Total assets of all segments	$1,578,060	$1,681,452
Corporate unrestricted cash and cash equivalents	101,067	239,420
Corporate restricted cash	-	8,989
Other unallocated amounts	4,202	2,928
Consolidated total assets	$1,683,329	$1,932,789

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2017 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2016 impairment tests of the Company’s fleet.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2017, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2017 consisted of: FSO Joint Venture of $268,164, LNG Joint Venture of $83,561 and Other (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates) of $24,512.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended
	March 31,
	2017	2016
Shipping revenues	$60,969	$61,338
Ship operating expenses	(26,195)	(27,446)
Income from vessel operations	34,774	33,892
Other income/(expense)	1,517	(413)
Interest expense	(9,960)	(11,257)
Net income	$26,331	$22,222

See Note 11, “Related Parties,” for disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

Note 7 — Variable Interest Entities (“VIEs”):

As of March 31, 2017, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2017:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$271,335

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIEs’ outstanding secured debt and interest rate swap obligations. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2017:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$302,100

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, as of March 31, 2017, the Company had approximately $13,221 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2017. Further, the joint venture debt is secured by the joint ventures’ FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair value of INSW’s debt is estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty’s or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
March 31, 2017:
Cash	$101,067	$101,067	$-
INSW Term Loan	(458,027)	-	(458,027)

December 31, 2016:
Cash	$92,001	$92,001	$-
INSW Term Loan	(447,888)	-	(447,888)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives

The Company manages its exposure to interest rate volatility risk by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. INSW was party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the INSW Term Loan. The Interest Rate Cap agreement was designated and qualified as a cash flow hedge and contained no leverage features. The Interest Rate Cap had a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company. The December 31, 2016 fair value of the interest rate cap that expired on February 5, 2017 was zero.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31,
	2017	2016
Interest rate swaps	$(270)	$(11,205)
Interest rate cap	-	(2)
Total	$(270)	$(11,207)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016 follows:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
March 31, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

March 31, 2016:
Interest rate cap	Interest expense	$(19)	Interest expense	$-
Total		$(19)		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2017	2016
INSW Term Loan, due 2019, net of unamortized discount and deferred costs of $18,517 and $20,311	$439,900	$439,651
Less current portion	(22,883)	(6,183)
Long-term portion	$417,017	$433,468

INSW Facilities

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto. The INSW Facilities include the INSW Term Loan and INSW Revolver Facility — a secured term loan facility in the aggregate amount of $628,375 and a secured revolving loan facility of up to $50,000.

As of March 31, 2017 and December 31, 2016, no amounts had been drawn under the INSW Revolver Facility.

The INSW Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loan, adjusted for optional and mandatory prepayments. The INSW Facilities stipulate if annual aggregate net cash proceeds of any asset sale or casualty event exceeds $5,000, the net cash proceeds from each such sale or casualty event are required to be reinvested in fixed or capital assets within twelve months of such sale or event or be used to prepay the principal balance outstanding of the INSW Facilities, starting with any amounts outstanding on the INSW Term Loan.

The INSW Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

Management determined that it had Excess Cash Flow under the INSW Term Loan for the three months ended March 31, 2017 and has projected the amount of Excess Cash Flow for the remaining nine months ended December 31, 2017 based on the financial results as of March 31, 2017. The resulting mandatory prepayment, which is estimated to be approximately $16,700 will be due during the first quarter of 2018, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of March 31, 2017.

As set forth in the INSW Facilities loan agreements, the INSW Facilities contain certain restrictions relating to new borrowings and the movement of funds between INSW subsidiaries that are Restricted Subsidiaries and INSW. INSW’s ability to receive cash dividends, loans or advances from its subsidiaries that are Restricted Subsidiaries is restricted. The Available Amount for cash dividends permitted under the INSW Term Loan was $70,236 as of March 31, 2017.

The INSW Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the INSW Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant as of March 31, 2017.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for the INSW Facilities for the three months ended March 31, 2017 and 2016 was $8,735 and $10,688, respectively. Interest paid for the INSW Facilities for the three months ended March 31, 2017 and 2016 was $6,699 and $9,648, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922, which reduced the outstanding principal amount of the INSW Term Loan. The aggregate net gain of $1,317 realized on these transactions for the three months ended March 31, 2016 is included in other income in the unaudited condensed consolidated statement of operations. The net gain reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating $140) incurred by INSW in relation to the open market repurchases are included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

Note 10 — Taxes:

The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands, which does not impose income tax on shipping operations. The Company also has or had subsidiaries in various jurisdictions that perform administrative, commercial or technical management functions. These subsidiaries are subject to income tax based on the services performed in countries in which their offices are located; current and deferred income taxes are recorded accordingly.

A substantial portion of income earned by the Company is not subject to income tax. With respect to subsidiaries not subject to income tax in their respective countries of incorporation, no deferred taxes are provided for the temporary differences in the bases of the underlying assets and liabilities for tax and accounting purposes.

As of March 31, 2017, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for 2017, so long as for more than half of the days of 2017, less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $4 and $4, respectively.

As of March 31, 2017 and December 31, 2016, the Company has recognized a reserve for uncertain tax positions of $152 and $153, respectively, and accrued interest of $33 and $33, respectively, in noncurrent other liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Corporate Overhead Allocations from OSG

During the three months ended March 31, 2016, the Company benefited from certain corporate functions provided by OSG. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of OSG. An allocation of these corporate expenses, including legal costs related to certain litigation undertaken by OSG, is reflected in the condensed consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by OSG was not subject to allocation because it was not directly related to the INSW business. Reorganization items, net for the three months ended March 31, 2016 includes a credit for the recovery of costs allocated to INSW in prior years related to certain litigation undertaken by OSG that was settled by OSG in February 2016. Details of the amounts allocated from OSG during the three months ended March 31, 2016 are as follows:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Corporate overhead allocations from OSG
General and administrative	$-	$7,132
Depreciation	-	168
Reorganization items, net	-	(4,471)
Total corporate overhead allocations from OSG	$-	$2,829

Transition Services Agreement

During the three months ended March 31, 2017, INSW earned fees totaling $55 for services provided to OSG and incurred fees totaling $77 for services received from OSG, pursuant to the terms of the Transition Services Agreement.

Payables to OSG aggregating $55 and $683 as of March 31, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG.

Guarantees

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with INSW and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ‘‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ‘‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ‘‘MOQ Service Contracts’’).

INSW guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ‘‘MOQ Guarantee’’ and together with the ING and Nordea Guarantees, the ‘‘INSW FSO Guarantees’’). As of March 31, 2017, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to such equity method investees secured bank debt and interest rate swaps was $30,805 and the carrying amount of the liability related to this guarantee was $0.

INSW also maintains a guarantee in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantee, the ‘‘LNG Performance Guarantee’’). INSW will pay QGTC an annual fee of $100 until such time that QGTC ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements.

OSG continues to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘OSG FSO Guarantees’’). OSG also continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’ and collectively, with the OSG FSO Guarantees the ‘‘Continuing OSG Guarantees’’). INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement. In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

Capital Contributions from OSG and Dividends Paid to OSG

For the three months ended March 31, 2016, the Company recorded a reduction of capital contributions from OSG of ($3,522) comprised of allocated reorganization items, net of ($4,471), offset by non-cash expense relating to stock compensation benefits of $561 and certain allocated general and administrative costs of $388. For additional information relating to stock compensation benefits see Note 12, “Capital Stock and Stock Compensation.”

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2016, INSW made dividend distributions to OSG totaling $72,000.

Note 12 — Capital Stock and Stock Compensation:

The Company accounts for stock compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share based payment transactions to be measured according to the fair value of the equity instruments issued.

Information regarding share-based compensation awards granted by INSW during the three months ended March 31, 2017 follows:

Management Compensation - Restricted Stock Units and Stock Options

During the three months ended March 31, 2017, the Company granted 60,910 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $18.59 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2017, the Company awarded 25,264 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 15, 2020. The EPS Target and ROIC Target are performance conditions which, as of March 31, 2017, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the awards with performance conditions was determined to be $19.13 per RSU. The grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a monte carlo probability model and determined to be $23.19 per RSU.

In addition, during the three months ended March 31, 2017, INSW granted 20,638 performance-based RSUs (8,756 of which represented the 2017 tranche of the awards originally made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $19.13 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2017, subject to INSW’s ROIC performance for the year ended December 31, 2017 relative to a target rate (the “2017 ROIC Target”) set forth in the award agreements. Vesting is subject in each case to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2018. Achievement of the performance condition in this award was considered probable at March 31, 2017, and accordingly, compensation cost has been recognized commencing on March 29, 2017, the date of the award.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2017, INSW awarded to certain of its senior officers an aggregate of 135,692 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price that ranged from $14.03 to $19.13 per share. The weighted average grant date fair value of the options was $9.16 per option. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates ranging from 2.04% to 2.11%, dividend yields of 0.0%, expected stock price volatility factor of .44, and expected lives at inception of six years, respectively.

On March 29, 2017, pursuant to the terms of the INSW Management Equity Incentive Plan and the Employee Matters Agreement with OSG, INSW’s Human Resources and Compensation Committee adjusted the applicable performance metrics for the OSG performance based units held by certain members of senior management that had been converted into INSW performance based units as of the November 30, 2016 spin-off date. The performance metrics were modified as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s three-year EPS performance in the three-year EPS performance period relative to the same compounded annual growth rate (the “Modified EPS Target”) set forth in the original OSG award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to a proportionate average of OSG’s ROIC performance for the first eleven months and INSW’s ROIC performance for the last twenty-five months of the three-year ROIC performance period relative to the same target rate used under the original OSG award agreements (the “Modified ROIC Target”); and (iii) one-third of the target RSUs will be subject to a three-year TSR performance relative to that of the same performance peer group used under the original OSG award, over a three-year TSR performance period (“Modified TSR Target”). The TSR performance shall be measured using a proportionate average of the TSR performance of OSG for the first eleven months and INSW’s TSR performance for the last twenty-five months in the three-year TSR performance period. The modifications to the awards with performance conditions (EPS and ROIC Target awards) did not result in incremental compensation cost as these performance targets are not yet considered probable of being achieved. The modification of the TSR Target award resulted in incremental compensation expense of $124, which will be recognized over the remaining performance period of the awards.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 12,205 shares of common stock during the three months ended March 31, 2017, at an average cost of $18.58 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Once implemented, the program will allow the Company to opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
	2017	2016
Unrealized losses on derivative instruments	$(36,999)	$(40,317)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,147)	(11,950)
	$(49,146)	$(52,267)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2017 and 2016 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance as of December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(270)	(197)	-	(467)
Amounts reclassified from accumulated other comprehensive loss	3,588	-	-	3,588
Total change in accumulated other comprehensive loss	3,318	(197)	-	3,121
Balance as of March 31, 2017	$(36,999)	$(12,147)	$-	$(49,146)

Balance as of December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(11,207)	355	-	(10,852)
Amounts reclassified from accumulated other comprehensive loss	4,291	-	-	4,291
Total change in accumulated other comprehensive loss	(6,916)	355	-	(6,561)
Balance as of March 31, 2016	$(60,362)	$(10,281)	$(42)	$(70,685)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	March 31,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2017	2016	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,457)	$(4,272)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(131)	(19)	Interest expense
	$(3,588)	$(4,291)	Total before and net of tax

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Leases:

1. Charters-in:

As of March 31, 2017, INSW had commitments to charter in seven vessels. All of the charters-in are accounted for as operating leases, of which three are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At March 31, 2017	Amount	Operating Days
2017	$5,234	793
2018	1,841	279
Net minimum lease payments	$7,075	1,072

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Time Charters-in:

At March 31, 2017	Amount	Operating Days
2017	$9,193	1,080
Net minimum lease payments	$9,193	1,080

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

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At March 31, 2017	Amount	Operating Days
2017	$20,332	980
2018	913	166
Future minimum revenues	$21,245	1,146

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, and (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 15 — Reorganization Items, net:

On November 14, 2012 (the “Petition Date”), OSG and 180 of its subsidiaries including INSW Debtor entities, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization which was subsequently confirmed by the Bankruptcy Court’s order entered on July 18, 2014. On August 5, 2014 (the “Effective Date”), the plan of reorganization became effective and OSG and its affiliated debtors, including INSW Debtor entities, emerged from bankruptcy. On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.

Reorganization items, net represent amounts incurred subsequent to the bankruptcy date as a direct result of the filing of the Chapter 11 cases. The table below reflects the recovery of previously allocated professional fees associated with a litigation matter that OSG subsequently settled for an amount in excess of its related out-of-pocket expenses.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Trustee fees	$-	$20
Professional fees	-	(4,491)
	$-	$(4,471)

Cash paid for reorganization items was $0 for the three months ended March 31, 2017 and 2016. Allocations of non-cash reorganization expenses recorded as a capital distribution to OSG were $4,471 for the three months ended March 31, 2016.

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of March 31, 2017. The next deficit valuation is due March 31, 2018.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £700 ($1,074) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves for this contingency have been recorded in INSW’s condensed consolidated financial statements as of March 31, 2017. The next deficit valuation will be prepared using a measurement date of March 31, 2017. It is expected that any possible assessment arising from this valuation will be communicated before the end of 2017 by the trustees of the MNRPF.

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	the Company’s lack of history operating as an independent public company;
•	the Company’s ability to operate as a separate public company;
•	the highly cyclical nature of INSW’s industry;
•	seasonal variations in INSW’s revenues;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or in other countries and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures in its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the failure of the Company’s FSO joint ventures to successfully negotiate long-term contracts with the new counterparty;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;

INTERNATIONAL SEAWAYS, INC.

•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of INSW or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of the Company’s vessels by maritime claimants;
•	changes in laws, treaties or regulations;
•	failures by OSG to satisfy the terms of agreements related to the spin-off; and
•	the impact that Brexit might have on global trading parties;

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2017 and 2016, we derived 67% and 70%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of March 31, 2017, we owned or operated an International Flag fleet of 55 vessels aggregating 6.5 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including seven vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). Other than the JV Vessels, revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 80% and 83% of our total TCE revenues in the spot market for the three months ended March 31, 2017 and 2016, respectively.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three month periods ended March 31, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2017 at 96.6 million barrels per day (“b/d”) an increase of 1.1 million b/d, or 1.2%, over the same quarter in 2016. The estimate for global oil consumption for all of 2017 is 97.9 million b/d, an increase of 1.3% over 2016. OECD demand in 2017 is estimated to decrease by 0.2% to 46.8 million b/d, while non-OECD demand is estimated to increase by 2.8% to 51.1 million b/d.

Global oil production in the first quarter of 2017 totaled 96.4 million b/d, a decrease of 0.6 million b/d from the first quarter of 2016. Following previously announced cuts, OPEC crude oil production decreased in the first quarter of 2017 to 32.0 million b/d from 33.1 million b/d in the fourth quarter of 2016, a decrease of 1.1 million b/d. Non-OPEC production decreased by 0.3 million b/d to 57.7 million b/d in the first quarter of 2017 compared with the first quarter of 2016. Oil production in the U.S. increased by 0.3 million b/d from 12.5 million b/d in the fourth quarter of 2016 to 12.8 million b/d in the first quarter of 2017.

U.S. refinery throughput increased by 0.5 million b/d to 19.3 million b/d in the first quarter of 2017 compared with the comparable quarter in 2016. U.S. crude oil imports increased by about 0.8 million b/d in the first quarter of 2017 compared with the comparable quarter in 2016 with imports from OPEC countries increasing by 0.8 million b/d, a 27% increase from the comparable quarter in 2016.

Chinese imports of crude oil continued increasing, with March 2017 achieving a new monthly record of 9.17 million b/d, eclipsing the previous record of 8.57 million b/d imported in December 2016.

During the first quarter of 2017, the International Flag tanker fleet of vessels over 10,000 dwt increased by 10.9 million dwt as the crude fleet increased by 9.2 million dwt, while the product carrier fleet expanded by 1.7 million dwt. Year over year, the size of the tanker fleet increased by 34.5 million dwt with the largest increases in the VLCC, Suezmax, MR and Aframax sectors.

During the first quarter of 2017, the International Flag crude tanker orderbook decreased by 4.6 million dwt, which is net of 12 VLCCs ordered in the first quarter of 2017, and the product carrier orderbook decreased by 1.3 million dwt. From the end of the first quarter of 2016 through the end of the first quarter of 2017, the total tanker orderbook declined by 26.4 million dwt due to a combination of vessel deliveries and a large reduction in new orders placed, although 2016 saw limited amounts of scrappings.

VLCC freight rates weakened during the first quarter of 2017, decreasing from around $43,000 per day at the beginning of the quarter to around $12,800 per day toward the end of the quarter before rebounding slightly at the end of the quarter and into the second quarter. Early April saw VLCC freight rates rebound to around $26,400 per day. Other crude segments had similar earnings patterns, although the MR sector saw stronger results toward the end of the first quarter. The previously announced OPEC-led production cuts were largely to blame for the decreased tanker markets during the first quarter of 2017. In addition, 2017 will likely see the peak of the orderbook delivery schedule, although scheduled 2018 deliveries are still heavy. The combination of these factors will likely continue to put downward pressure on freight rates.

INTERNATIONAL SEAWAYS, INC.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2017, income from vessel operations decreased by $39,785 to $13,344 from $53,129 in the first quarter of 2016. This decrease reflects the impact of declining TCE revenues and increased charter hire expense in the first quarter of 2017. Such impacts were partially offset by decreases in general and administrative expenses, depreciation and amortization and vessel expenses in the current quarter.

TCE revenues decreased in the current quarter by $40,577, or 33%, to $84,132 from $124,709 in the first quarter of 2016. The decrease was primarily due to a decline in average daily rates across INSW’s fleet sectors, aggregating approximately $37,384.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income before income taxes, as reported in the condensed consolidated statements of operations.

Crude Tankers	Three Months Ended
	March 31,
	2017	2016
TCE revenues	$56,045	$87,364
Vessel expenses	(20,496)	(20,563)
Charter hire expenses	(4,143)	(1,504)
Depreciation and amortization	(13,047)	(12,976)
Adjusted income from vessel operations (a)	$18,359	$52,321
Average daily TCE rate	$27,312	$40,428
Average number of owned vessels (b)	24.0	24.0
Average number of vessels chartered-in under operating leases	0.5	-
Number of revenue days: (c)	2,052	2,161
Number of ship-operating days: (d)
Owned vessels	2,160	2,184
Vessels spot chartered-in under operating leases	48	-

(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, separation and transition costs and (gain)/loss on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate.

Three Months Ended March 31,	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$42,595	$-	$39,881
Revenue days	-	90	-	91
VLCCs:
Average rate	$38,794	$42,141	$63,402	$42,372
Revenue days	564	88	607	116
Aframaxes:
Average rate	$15,735	$-	$31,301	$-
Revenue days	585	-	627	-
Panamaxes:
Average rate	$14,431	$21,450	$28,421	$20,975
Revenue days	494	184	448	272

During the first quarter of 2017, TCE revenues for the Crude Tankers segment decreased by $31,319, or 36%, to $56,045 from $87,364 in the first quarter of 2016. Such decrease resulted primarily from the impact of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $28,918, and a 156-day decrease in revenue days in the VLCC, Aframax and Panamax sectors, which had the effect of decreasing revenue by approximately $6,582. The decrease in VLCC, Aframax and Panamax revenue days reflects 141 incremental drydock and repair days in the current quarter. Serving to partially offset the declines in revenue were increased activity levels in the Crude Tankers Lightering business in the current quarter, which resulted in a $4,058 increase in revenue.

Charter hire expenses increased by $2,639 to $4,143 in the first quarter of 2017 from $1,504 in the first quarter of 2016 resulting from an increase in spot chartered-in Aframaxes by the Crude Tankers Lightering business for utilization in the performance of full-service lighterings during the current quarter. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the Crude Tankers Lightering business.

Product Carriers	Three Months Ended
	March 31,
	2017	2016
TCE revenues	$28,087	$37,345
Vessel expenses	(13,310)	(14,731)
Charter hire expenses	(7,208)	(6,711)
Depreciation and amortization	(5,536)	(6,843)
Adjusted income from vessel operations	$2,033	$9,060
Average daily TCE rate	$13,088	$16,983
Average number of owned vessels	18.0	18.0
Average number of vessels chartered-in under operating leases	6.7	7.0
Number of revenue days	2,146	2,199
Number of ship-operating days:
Owned vessels	1,620	1,638
Vessels bareboat chartered-in under operating leases	270	273
Vessels time chartered-in under operating leases	332	364

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate.

Three Months Ended March 31,	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$17,735	$-	$28,341	$-
Revenue days	90	-	90	-
LR1:
Average rate	$17,396	$19,034	$31,170	$20,426
Revenue days	90	267	91	266
MR:
Average rate	$12,586	$5,488	$16,200	$10,499
Revenue days	1,608	91	1,597	155

During the first quarter of 2017 TCE revenues for the Product Carriers segment decreased by $9,258, or 25%, to $28,087 from $37,345 in the first quarter of 2016. This decrease reflected declining average daily blended rates earned in all Product Carrier fleet sectors, which accounted for $8,466 of the overall decrease, and a 53-day decrease in MR revenue days, which accounted for $812 of the overall decrease. The reduction in MR revenue days was driven by a 39-day increase in drydock and repair days in the current quarter.

Product Carriers segment vessel expenses decreased by $1,421 to $13,310 in the current quarter from $14,731 in the first quarter of 2016. Such variance was principally attributable to a decrease in average daily vessel expenses of $700 per day, which primarily related to lower costs for repairs in the current period. Charter hire expenses increased by $497 to $7,208 in the first quarter of 2017 from $6,711 in prior year’s period, reflecting an increase in the daily charter hire rates for the Company’s bareboat chartered-in MR fleet, which was effective beginning in the fourth quarter of 2016. Depreciation and amortization decreased by $1,307 to $5,536 in the first quarter of 2017 from $6,843 in the first quarter of 2016, principally due to the impact of reductions in vessel bases that resulted from impairment charges on nine vessels recorded in the third and fourth quarters of 2016.

General and Administrative Expenses

During the first quarter of 2017, general and administrative expenses decreased by $1,826 to $6,358 from $8,184 in the first quarter of 2016. This decrease reflects a decline of approximately $1,440 in compensation and benefits related costs which resulted from the Company streamlining its structure in conjunction with its spin-off from OSG.

Separation and Transition Costs

Separation and transition costs were $735 during the three months ended March 31, 2017. Approximately $470 of these costs were related to INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during a defined transitional period, which is generally not expected to continue beyond the end of June 2017. Separation and transition costs for the three months ended March 31, 2017 also reflect fees totaling $77 incurred by INSW for services received from OSG offset by approximately $55 in fees earned for services provided to OSG, pursuant to the terms of the Transition Services Agreement entered into on November 30, 2016.

Other spin-off related expenses incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $261 and $133 for the three months ended March 31, 2017 and 2016, respectively. OSG and INSW will perform a true up of final separation costs in accordance with the Separation and Distribution Agreement, which may result in additional costs being allocated to INSW in 2017.

INTERNATIONAL SEAWAYS, INC.

Equity in Income of Affiliated Companies:

During the first quarter of 2017, equity in income of affiliated companies increased by $1,986 to $13,606 from $11,620 in the first quarter of 2016. This increase was principally attributable to increases in earnings from the two FSO joint ventures and the LNG joint venture of $913 and $1,043, respectively. The increase in earnings from the FSO joint ventures reflects lower depreciation expense in the current period as a result of decreases in the Company’s bases in the FSO joint ventures following impairment charges recorded in relation to our investments in the fourth quarter of 2016 and lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. The increase in earnings from the LNG joint venture was primarily driven by reimbursements received from the joint venture’s charterer during the three months ended March 31, 2017 for drydock expenditures incurred in prior years, lower vessel operating expenses and lower interest expense resulting from a decrease in outstanding debt principal amounts in the current period.

Interest Expense:

Interest expense was $8,965 for the three months ended March 31, 2017 compared with $10,742 for the three months ended March 31, 2016. The decrease in interest expense from the prior year’s comparable period reflects the impact of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan during 2016. Refer to Note 9, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Taxes:

As of March 31, 2017, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2017 calendar year, so long as, for more than half of the days of 2017, less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2017. Should the Company not qualify for the exemption, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016

Net income	$18,067	$59,890
Income tax provision	4	4
Interest expense	8,965	10,742
Depreciation and amortization	18,616	20,081
EBITDA	45,652	90,717
Separation and transition costs	735	133
Gain on disposal of vessels and other property	-	(171)
Gain on repurchase of debt	-	(1,317)
Other costs associated with repurchase of debt	-	140
Reorganization items, net	-	(4,471)
Adjusted EBITDA	$46,387	$85,031

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2017 was approximately $124,000 compared with $126,000 at December 31, 2016. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash increased by approximately $9,000 during the three months ended March 31, 2017. This increase reflects cash flows from operating activities offset by the use of cash for vessel improvements and quarterly principal amortization on the INSW Term Loan.

As of March 31, 2017, we had total liquidity on a consolidated basis of $151,067 comprised of $101,067 of cash and $50,000 of undrawn revolver capacity. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of March 31, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $439,900 and a total debt to total capitalization of 26.8%, which compares with 26.6% at December 31, 2016. Our debt profile reflects actions taken during 2016 to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018.

Sources, Uses and Management of Capital

Net cash provided by operating activities in the three months ended March 31, 2017 was $11,273. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the INSW Facilities and proceeds from the opportunistic sales of our vessels. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. A portion of Excess Cash Flow (as defined in the INSW Facilities loan agreement) may be required to be used to prepay the outstanding principal balance of each such loan. To the extent permitted under the terms of the INSW Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

As set forth in the INSW Facilities loan agreements, the INSW Facilities contain certain restrictions relating to new borrowings and the movement of funds between INSW subsidiaries that are Restricted Subsidiaries and INSW. INSW’s ability to receive cash dividends, loans or advances from its subsidiaries that are Restricted Subsidiaries is restricted. The Available Amount for cash dividends permitted under the INSW Term Loan was $70,236 as of March 31, 2017.

Outlook

We believe our strong balance sheet gives us flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positions us to generate sufficient cash to support our operations over the next twelve months. Also, as we monitor the maturity profile of Company’s outstanding debt, we will evaluate opportunities to extend or refinance the INSW Facilities.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Once implemented, the program will allow the Company to opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board.

INTERNATIONAL SEAWAYS, INC.

Off-Balance Sheet Arrangements

As of March 31, 2017, the FSO Joint Venture and LNG Joint Venture had combined total bank debt outstanding of $689,060 of which $628,698 was nonrecourse to the Company.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is the borrower pursuant to a loan agreement, as amended and restated, with INSW and Euronav, each as guarantors, certain other parties thereto and ING Bank N.V. as agent and security trustee (the ‘‘Loan Agreement’’); (b) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement, by and among, the FSO Joint Venture, those banks and financial institutions listed therein, Nordea Bank Finland PLC, as issuing bank, Nordea Bank Norge ASA as agent and ING Bank N.V. as Security Trustee (the ‘‘Guarantee Facility’’); and (c) the FSO Joint Venture is party to two service contracts with Maersk Oil Qatar AS (the ‘‘MOQ Service Contracts’’).

INSW guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ‘‘MOQ Guarantee’’ and together with the ING and Nordea Guarantees, the ‘‘INSW FSO Guarantees’’). As of March 31, 2017, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to such equity method investees secured bank debt and interest rate swaps was $30,805 and the carrying amount of the liability related to this guarantee was $0.

INSW maintains a guarantee in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantee, the ‘‘LNG Performance Guarantee’’). INSW will pay QGTC an annual fee of $100 until such time that QGTC ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements.

OSG continues to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘OSG FSO Guarantees’’). OSG also continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’ and collectively, with the OSG FSO Guarantees the ‘‘Continuing OSG Guarantees’’). INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement. In connection with the Continuing OSG Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2017 follows:

						Beyond
	2017	2018	2019	2020	2021	2021	Total
INSW Term Loan - floating rate(1)	$24,737	$48,795	$449,776	$-	$-	$-	$523,308
Operating lease obligations (2)
Bareboat Charter-ins	5,234	1,841	-	-	-	-	7,075
Time Charter-ins	9,193	-	-	-	-	-	9,193
Total	$39,164	$50,636	$449,776	$-	$-	$-	$539,576

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective LIBOR rate as of March 31, 2017 of 1.04% and applicable margins for the INSW Term Loan of 4.75%. Amounts shown for the INSW Term Loan for 2018 includes an estimated mandatory prepayment of $16,700 as a result of estimated Excess Cash Flow for the year ended December 31, 2017. Amounts shown for the INSW Term Loan for years subsequent to 2018 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of March 31, 2017, the Company had charter-in commitments for 7 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

During the quarter ended March 31, 2017, the Company was party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the Term Loan. The Interest Rate Cap agreement contained no leverage features and had a cap rate of 2.5% through the termination date of February 5, 2017.

INTERNATIONAL SEAWAYS, INC.

Available Information

The Company makes available free of charge through its internet website, www.intlseas.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.      Risk Factors

Please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks related to the Company’s industry and operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4 .         Mine Safety Disclosures

Not applicable.

Item 6 .         Exhibits

See Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 10, 2017	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 10, 2017	/s/ Jeffrey D. Pribor
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

