Form 10-Q
period 2017-06-30
International Seaways, Inc.
filed 2017-08-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 7, 2017: common stock, no par value 29,248,236 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$121,230	$92,001
Voyage receivables, including unbilled of $53,792 and $61,416	62,651	66,918
Other receivables	3,797	5,302
Receivable from OSG	6	-
Inventories	1,556	1,338
Prepaid expenses and other current assets	8,951	5,350
Total Current Assets	198,191	170,909
Vessels and other property, less accumulated depreciation of $416,613 and $387,570	1,089,782	1,100,050
Deferred drydock expenditures, net	39,710	30,557
Total Vessels, Deferred Drydock and Other Property	1,129,492	1,130,607
Investments in and advances to affiliated companies	372,109	358,681
Other assets	1,298	2,324
Total Assets	$1,701,090	$1,662,521

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,721	$38,237
Payable to OSG	-	683
Current installments of long-term debt	22,600	6,183
Total Current Liabilities	52,321	45,103
Long-term debt	452,904	433,468
Other liabilities	4,834	4,438
Total Liabilities	510,059	483,009

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,248,236 and 29,189,454 shares issued and outstanding	1,307,727	1,306,236
Accumulated deficit	(68,009)	(74,457)
	1,239,718	1,231,779
Accumulated other comprehensive loss	(48,687)	(52,267)
Total Equity	1,191,031	1,179,512
Total Liabilities and Equity	$1,701,090	$1,662,521

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shipping Revenues:
Pool revenues, including $2,702, $9,694, $8,416 and $24,116 from companies accounted for by the equity method	$42,339	$66,705	$92,112	$157,234
Time and bareboat charter revenues	14,442	28,660	31,792	50,343
Voyage charter revenues	15,176	7,697	36,803	24,161
	71,957	103,062	160,707	231,738

Operating Expenses:
Voyage expenses	2,677	2,107	7,295	6,074
Vessel expenses	35,373	34,400	69,101	69,538
Charter hire expenses	11,036	8,594	22,387	16,809
Depreciation and amortization	19,099	20,025	37,715	40,106
General and administrative	5,182	7,727	11,540	15,911
Third-party debt modification fees	7,939	-	7,939	-
Separation and transition costs	296	1,130	1,031	1,263
Gain on disposal of vessels and other property	-	-	-	(171)
Total operating expenses	81,602	73,983	157,008	149,530
(Loss)/income from vessel operations	(9,645)	29,079	3,699	82,208
Equity in income of affiliated companies	13,866	11,985	27,472	23,605
Operating income	4,221	41,064	31,171	105,813
Other (expense)/income	(6,760)	(175)	(6,674)	1,241
(Loss)/income before interest expense, reorganization items and income taxes	(2,539)	40,889	24,497	107,054
Interest expense	(9,076)	(9,690)	(18,041)	(20,432)
(Loss)/income before reorganization items and income taxes	(11,615)	31,199	6,456	86,622
Reorganization items, net	-	(520)	-	3,951
(Loss)/income before income taxes	(11,615)	30,679	6,456	90,573
Income tax provision	(4)	(173)	(8)	(177)
Net (loss)/income	$(11,619)	$30,506	$6,448	$90,396

Weighted Average Number of Common Shares Outstanding:
Basic	29,194,240	29,157,387	29,187,286	29,157,387
Diluted	29,194,240	29,157,387	29,221,779	29,157,387

Per Share Amounts:
Basic and diluted net (loss)/income per share	$(0.40)	$1.05	$0.22	$3.10

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (Loss)/Income	$(11,619)	$30,506	$6,448	$90,396
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized losses on cash flow hedges	934	(522)	4,252	(7,438)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(42)	83	(60)	128
Net change in unrecognized actuarial losses	(433)	561	(612)	871
Other Comprehensive Income/(Loss), net of tax	459	122	3,580	(6,439)
Comprehensive (Loss)/Income	$(11,160)	$30,628	$10,028	$83,957

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$6,448	$90,396
Items included in net income not affecting cash flows:
Depreciation and amortization	37,715	40,106
Amortization of debt discount and other deferred financing costs	3,930	3,121
Deferred financing costs write-off	7,020	2,729
Direct and allocated stock compensation, non-cash	1,733	1,351
Undistributed earnings of affiliated companies	(27,243)	(24,230)
Allocated reorganization items, non-cash	-	(3,951)
Other – net	130	-
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property	-	(171)
Allocated general and administrative expenses recorded as capital contributions	-	801
Discount on repurchase of debt	-	(3,755)
Payments for drydocking	(15,860)	(2,514)
Changes in operating assets and liabilities:
Decrease in receivables	4,268	25,237
Decrease in payable to OSG	(688)	(4,114)
Decrease in deferred revenue	(4,524)	-
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	(9,238)	(2,216)
Net cash provided by operating activities	3,691	122,790
Cash Flows from Investing Activities:
Decrease in restricted cash	-	8,989
Expenditures for vessels and vessel improvements	(18,583)	(24)
Expenditures for other property	(374)	(14)
Investments in and advances to affiliated companies	(104)	(987)
Repayments of advances from affiliated companies	18,500	18,500
Net cash (used in)/provided by investing activities	(561)	26,464
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	486,302	-
Extinguishment of debt	(458,416)	(65,167)
Payments on debt	(1,546)	(11,974)
Dividend payments to OSG	-	(102,000)
Cash paid to tax authority upon vesting of stock-based compensation	(241)	(26)
Net cash provided by/(used in) financing activities	26,099	(179,167)
Net increase/(decrease) in cash and cash equivalents	29,229	(29,913)
Cash and cash equivalents at beginning of year	92,001	308,858
Cash and cash equivalents at end of period	$121,230	$278,945

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net income	-	6,448	-	6,448
Other comprehensive income	-	-	3,580	3,580
Forfeitures of vested restricted stock awards	(242)	-	-	(242)
Compensation relating to restricted stock awards	447	-	-	447
Compensation relating to restricted stock units awards	882	-	-	882
Compensation relating to stock option awards	404	-	-	404
Balance at June 30, 2017	$1,307,727	$(68,009)	$(48,687)	$1,191,031

Balance at January 1, 2016	$1,355,329	$92,581	$(64,124)	$1,383,786
Net income	-	90,396	-	90,396
Dividend to OSG	-	(102,000)	-	(102,000)
Other comprehensive loss	-	-	(6,439)	(6,439)
Capital contribution of OSG, net	(1,799)	-	-	(1,799)
Balance at June 30, 2016	$1,353,530	$80,977	$(70,563)	$1,363,944

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 55 oceangoing vessels, including seven vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint venture partnerships, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition, the Company took delivery of two 2017-built Suezmax tankers in July 2017 and a 2011-built MR is under contract of sale for delivery to buyers during the third quarter of 2017 (See Note 5, “Vessels”). Unless context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 include the revenues and expenses of the individual entities that comprise INSW carved out from the historical results of operations and cash flows of its former parent, Overseas Shipholding Group, Inc. (“OSG”), for these entities using both specific identification and allocation.

Following our spin-off from OSG on November 30, 2016, we now perform functions previously performed by OSG using internal resources and purchased services, some of which were being provided by OSG during a transitional period that ended on June 30, 2017, pursuant to a transition services agreement between INSW and OSG.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Certain prior year amounts have been reclassified to conform to the current year presentation, specifically, in relation to the adoption of ASU No. 2016-09, as described further below in Note 2, “Significant Accounting Policies.”

Dollar amounts, except per share amounts are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. The 2017 Debt Facilities (as defined in Note 9, “Debt”) stipulate that net cash proceeds of any INSW asset sale or casualty event exceeding $5,000, are restricted and required to be reinvested in fixed or capital assets within twelve months of such sale or casualty event or used to repay the principal balance outstanding on the 2017 Debt Facilities.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and six month periods ended June 30, 2017 and 2016, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 85% and 90% of consolidated voyage receivables at June 30, 2017 and December 31, 2016, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred finance charges — Finance charges incurred in the arrangement or amendments resulting from the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $622 and $1,691 relating to the 2017 Revolver Facility and the INSW Revolver Facility (as defined in Note 9) are included in other assets in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. Unamortized deferred financing charges of $24,496 and $19,827 relating to the 2017 Term Loan Facility and the INSW Term Loan (as defined in Note 9) are included in long-term debt in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,864 and $3,800 for the three and six months ended June 30, 2017, respectively and $1,436 and $3,017 for the three and six months ended June 30, 2016, respectively.

Recently Adopted Accounting Standards — In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. As a result of the adoption of this accounting standard, effective January 1, 2017, the Company elected to account for forfeitures of share-based payments as they occur. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since management’s estimate of the forfeiture rate on share-based payment awards granted prior to January 1, 2017 was zero. In addition, the adoption of this accounting standard resulted in the presentation of $241 and $26 of cash paid to the tax authorities for shares withheld to satisfy the Company’s statutory income tax withholding obligations as a financing cash outflow in the condensed consolidated statement of cash flows for the six-months ended June 30, 2017 and 2016, respectively.

Recently Issued Accounting Standards — In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance is to be applied prospectively to an award modified on or after the adoption date. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. We currently anticipate adopting the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which will result in the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. Management does not expect the adoption of other provisions of this accounting standard to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. The standard’s requirements will also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for us beginning January 1, 2018 and could have a material impact on the Company’s consolidated financial statements. We currently anticipate adopting the standard using the cumulative catch-up transition method, however, as our evaluation progresses we may ultimately elect the alternative approach. We are undertaking a comprehensive approach to assess the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our condensed consolidated financial statements. We are also consulting with other shipping companies on business assumptions, processes, systems and controls to determine revenue recognition and disclosure under the new standard. We continue to make progress on our review of this standard, the preliminary results of which indicate that (i) the timing and recognition of earnings from the pool arrangements and time charter/bareboat charter-out contracts to which the Company is party may not change significantly from current practice and (ii) there will possibly be a change in the timing of revenue recognition under spot voyage contracts that may have a material impact on the Company’s consolidated financial statements, and could significantly impact the shipping industry’s use of time charter equivalent (“TCE”) revenues as a means of measuring performance and comparing results amongst industry participants. Our initial assessments may change as we continue to refine these assumptions.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were 33,451 and 32,763 weighted average shares of unvested restricted common stock considered to be participating securities for the three and six months ended June 30, 2017, respectively and no unvested restricted common stock considered to be participating securities for the three and six months ended June 30, 2016. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2017, there were 149,554 shares of restricted stock units and 263,251 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss)/income	$(11,619)	$30,506	$6,448	$90,396

Weighted average common shares outstanding:
Basic	29,194,240	29,157,387	29,187,286	29,157,387
Diluted	29,194,240	29,157,387	29,221,779	29,157,387

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss)/income allocated to:
Common Stockholders	$(11,619)	$30,506	$6,441	$90,396
Participating securities	-	-	7	-
	$(11,619)	$30,506	$6,448	$90,396

For the three and six months ended June 30, 2017 earnings per share calculations, there were 0 and 34,493 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2016 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 304,710 and 265,359 for the three and six months ended June 30, 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, separation and transition costs and (gain)/loss on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2017 and 2016 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended June 30, 2017:
Shipping revenues	$47,914	$24,043	$-	$71,957
Time charter equivalent revenues	45,745	23,535	-	69,280
Depreciation and amortization	13,304	5,762	33	19,099
Adjusted income/(loss) from vessel operations	7,136	(3,171)	(193)	3,772
Equity in income of affiliated companies	10,258	-	3,608	13,866
Investments in and advances to affiliated companies at June 30, 2017	268,863	15,342	87,904	372,109
Adjusted total assets at June 30, 2017	1,079,142	410,024	87,531	1,576,697

Three months ended June 30, 2016:
Shipping revenues	$68,312	$34,750	$-	$103,062
Time charter equivalent revenues	66,539	34,416	-	100,955
Depreciation and amortization	12,984	6,795	246	20,025
Adjusted income from vessel operations	30,563	7,096	277	37,936
Equity in income of affiliated companies	9,019	-	2,966	11,985
Investments in and advances to affiliated companies at June 30, 2016	277,821	15,226	51,801	344,848
Adjusted total assets at June 30, 2016	1,095,471	496,881	51,801	1,644,153

	Crude	Product
	Tankers	Carriers	Other	Totals
Six months ended June 30, 2017:
Shipping revenues	$107,806	$52,901	$-	$160,707
Time charter equivalent revenues	101,790	51,622	-	153,412
Depreciation and amortization	26,351	11,298	66	37,715
Adjusted income/(loss) from vessel operations	25,495	(1,138)	(148)	24,209
Equity in income of affiliated companies	20,173	-	7,299	27,472
Expenditures for vessels and vessel improvements	17,807	776	-	18,583
Payments for drydockings	12,160	3,700	-	15,860

Six months ended June 30, 2016:
Shipping revenues	$159,375	$72,363	$-	$231,738
Time charter equivalent revenues	153,903	71,761	-	225,664
Depreciation and amortization	25,960	13,638	508	40,106
(Gain)/loss on disposal of vessels and other property	(201)	-	30	(171)
Adjusted income from vessel operations	82,884	16,156	171	99,211
Equity in income of affiliated companies	17,991	-	5,614	23,605
Expenditures for vessels and vessel improvements	-	24	-	24
Payments for drydockings	1,644	870	-	2,514

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Time charter equivalent revenues	$69,280	$100,955	$153,412	$225,664
Add: Voyage expenses	2,677	2,107	7,295	6,074
Shipping revenues	$71,957	$103,062	$160,707	$231,738

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

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total adjusted income from vessel operations of all segments	$3,772	$37,936	$24,209	$99,211
General and administrative expenses	(5,182)	(7,727)	(11,540)	(15,911)
Third-party debt modification fees	(7,939)	-	(7,939)	-
Separation and transition costs	(296)	(1,130)	(1,031)	(1,263)
Gain on disposal of vessels and other property	-	-	-	171
Consolidated (loss)/income from vessel operations	(9,645)	29,079	3,699	82,208
Equity in income of affiliated companies	13,866	11,985	27,472	23,605
Other (expense)/income	(6,760)	(175)	(6,674)	1,241
Interest expense	(9,076)	(9,690)	(18,041)	(20,432)
Reorganization items, net	-	(520)	-	3,951
(Loss)/income before income taxes	$(11,615)	$30,679	$6,456	$90,573

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2017	2016
Total assets of all segments	$1,576,697	$1,644,153
Corporate unrestricted cash and cash equivalents	121,230	278,945
Other unallocated amounts	3,163	2,585
Consolidated total assets	$1,701,090	$1,925,683

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2017. Factors considered included declines in valuations during 2017 for certain older vessels and any negative changes in forecasted near term charter rates. The Company concluded that as of June 30, 2017, these factors did not rise to the level of impairment trigger events requiring further considerations. We will continue to monitor these negative developments and if such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vessel Acquisitions and Deliveries

During the quarter ended June 30, 2017, the Company entered into agreements for the acquisition of two 2017-built Suezmax tankers for an aggregate price of $116,000 for which deposits aggregating $17,400 were made as of June 30, 2017. Both vessels were delivered in July 2017.

Vessel Sales

During the quarter ended June 30, 2017, the Company entered into a memorandum of agreement for the sale of a 2001-built MR, which is scheduled to be delivered to buyers during the third quarter of 2017. The vessel did not meet the criteria for being classified as an asset held for sale as of June 30, 2017. The Company expects to recognize a gain on such sale.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2017, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the new operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. Such contracts will commence at the expiry of the existing contracts in the third quarter of 2017.

The FSO Joint Venture financed the purchase of the vessels from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $60,362 and $75,343 was outstanding under the bank financing facility as of June 30, 2017 and December 31, 2016, respectively. In July 2017, the FSO Joint Venture repaid the principal balance outstanding on the bank financing facility, using cash on hand.

The FSO Joint Venture previously entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements, which paid fixed rates of approximately 3.9% and received floating rates based on LIBOR, had maturity dates ranging from July to September 2017. In conjunction with the repayment of the principal balance outstanding on the bank financing facility, the interest rate swap associated with the FSO Africa covering a notional amount of $58,158 was terminated early and settled on June 15, 2017. As of June 30, 2017, the joint venture had a remaining liability of $107 for the fair value of the interest rate swaps associated with the FSO Asia, which was subsequently settled upon maturity in July 2017.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of June 30, 2017 consisted of: FSO Joint Venture of $260,120, LNG Joint Venture of $87,904 and Other of $24,085 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shipping revenues	$61,691	$61,420	$122,660	$122,758
Ship operating expenses	(26,406)	(27,266)	(52,601)	(54,712)
Income from vessel operations	35,285	34,154	70,059	68,046
Other income/(expense)	935	(309)	2,452	(722)
Interest expense	(9,465)	(10,862)	(19,425)	(22,119)
Net income	$26,755	$22,983	$53,086	$45,205

See Note 11, “Related Parties,” for disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 — Variable Interest Entities (“VIEs”):

As of June 30, 2017, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2017:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$264,255

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIEs’ outstanding secured debt and interest rate swap obligations. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2017:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$294,490

In addition, as of June 30, 2017, the Company had approximately $9,610 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2017. Further, the joint venture debt is secured by the joint ventures’ FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair value of debt is estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty’s or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
June 30, 2017:
Cash	$121,230	$121,230	$-
2017 Term Loan	(495,000)	-	(495,000)

December 31, 2016:
Cash	$92,001	$92,001	$-
INSW Term Loan	(447,888)	-	(447,888)

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swaps	$(2,122)	$(4,463)	$(2,392)	$(15,668)
Interest rate cap	-	-	-	(2)
Total	$(2,122)	$(4,463)	$(2,392)	$(15,670)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016 follows:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
June 30, 2017:
Interest rate cap	Interest expense	$-	Interest expense	$-
Total		$-		$-

June 30, 2016:
Interest rate cap	Interest expense	$(68)	Interest expense	$-
Total		$(68)		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other
For the six months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
June 30, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

June 30, 2016:
Interest rate cap	Interest expense	$(87)	Interest expense	$-
Total		$(87)		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	June 30,	December 31,
	2017	2016
2017 Term Loan, due 2022, net of unamortized discount and deferred costs of $24,496	$475,504	$-
INSW Term Loan, due 2019, net of unamortized discount and deferred costs of $20,311	-	439,651
Less current portion	(22,600)	(6,183)
Long-term portion	$452,904	$433,468

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

2017 Debt Facilities

On June 22, 2017, INSW, its wholly owned subsidiary, International Seaways Operating Corporation (the “Administrative Borrower” or “ISOC”) and certain of its subsidiaries entered into secured debt facilities with Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, and the other lenders party thereto, consisting of (i) a revolving credit facility of $50,000 (the “2017 Revolver Facility”) and (ii) a term loan of $500,000 (the “2017 Term Loan Facility” and together with the 2017 Revolver Facility, the “2017 Debt Facilities”) containing an accordion feature whereby the 2017 Term Loan Facility could be increased up to an additional $50,000 subject to certain conditions. The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

The 2017 Debt Facilities are secured by a first lien on substantially all of the assets of the Administrative Borrower and certain of its subsidiaries. On June 22, 2017, the proceeds received from the 2017 Term Loan Facility were used to repay the $458,416 outstanding balance under the INSW Facilities (defined below) and to pay certain expenses related to the refinancing. The remaining proceeds will be used for general corporate purposes, including fleet renewal and growth.

On July 19, 2017, the Company drew down $50,000 under the 2017 Revolver Facility and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities (the “First Amendment”) to effect the increase of the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. No other terms of the 2017 Debt Facilities were amended. The net proceeds from these two borrowings were used for general corporate purposes, including funding the acquisition of two 2017-built Suezmax tankers as described above in Note 5, “Vessels.”

Interest on the 2017 Debt Facilities is calculated, at the Administrative Borrower’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e., the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) 2.00% per annum. The applicable margins and floor interest rates for each facility is as follows:

Facility	Term Loan		Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR
Floor	2.00%	1.00%	2.00%	1.00%
Applicable Margin	4.50%	5.50%	2.50%	3.50%

The 2017 Term Loan Facility amortizes in quarterly installments equal to 0.625% of the original principal amount of the loan for the first four quarterly installments and equal to 1.25% of the original principal amount of the loan for all quarterly installments thereafter. The 2017 Term Loan Facility is subject to additional mandatory annual prepayments in an aggregate principal amount of 50% of Excess Cash Flow, as defined in the credit agreement.

Management determined that it had Excess Cash Flow under the 2017 Term Loan Facility for the three months ended June 30, 2017 and has projected the amount of Excess Cash Flow for the remaining six months ended December 31, 2017 based on the financial results as of June 30, 2017. The resulting mandatory prepayment, which is estimated to be approximately $10,100 will be due during the first quarter of 2018, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of June 30, 2017.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2017, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels plus the Fair Market Value of certain joint venture equity interests. With a ratio of 36% as of June 30, 2017, the Company had substantial headroom under this covenant.

INSW Facilities

On June 22, 2017, the agreements governing the INSW Facilities — a secured term loan facility in the aggregate amount of $628,375 (the “INSW Term Loan”) and a secured revolving loan facility of up to $50,000 (the “INSW Revolver Facility”), dated as of August 5, 2014, as amended by that certain First Amendment, dated as of June 3, 2015, that certain Second Amendment, dated as of July 18, 2016, that certain Third Amendment, dated as of September 20, 2016 and that certain Fourth Amendment, dated as of November 30, 2016, among INSW, OIN Delaware LLC (the sole member of which is INSW), certain INSW subsidiaries, Jefferies Finance LLC, as administrative agent, and other lenders party thereto, were terminated in accordance with their terms.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for the 2017 Debt Facilities and the INSW Facilities for the three and six months ended June 30, 2017 was $8,982 and $17,717, respectively and for the three and six months ended June 30, 2016 was $9,588 and $20,276, respectively. Interest paid for the INSW Facilities for the three and six months ended June 30, 2017 was $10,033 and $16,732, respectively and for the three and six months ended June 30, 2016 was $7,978 and $17,626, respectively. No interest was paid on the 2017 Debt Facilities during the three and six months ended June 30, 2017.

Debt Modifications, Repurchases and Extinguishments

During the three and six months ended June 30, 2017, the Company incurred issuance costs aggregating $22,006 in connection with the 2017 Debt Facilities. Issuance costs paid to all lenders and third-party fees associated with lenders of the 2017 Debt Facilities who had not participated in the INSW Facilities aggregating $14,067 were capitalized as deferred finance charges. Third party fees associated with lenders of the 2017 Debt Facilities who had participated in the INSW Facilities aggregating $7,939 were expensed and are included in third-party debt modification fees in the unaudited condensed consolidated statement of operations. In addition, an aggregate net loss of $7,020 realized on the modification of the Company’s debt facilities for the three and six months ended June 30, 2017 is included in other (expense)/income in the unaudited condensed consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Issuance costs incurred with respect to the 2017 Debt Facilities have been treated as a reduction of debt proceeds.

During the six months ended June 30, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922, which reduced the outstanding principal amount of the INSW Term Loan. The aggregate net loss of $291 and net gain of $1,026 realized on these transactions for the three and six months ended June 30, 2016, respectively, is included in other income/(expense) in the unaudited condensed consolidated statement of operations. The net (loss)/gain reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating $140) incurred by INSW in relation to the open market repurchases are included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for 2017, because less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2017.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, the Company has recognized a reserve for uncertain tax positions of $152 and $153, respectively, and accrued interest of $33 and $33, respectively, in noncurrent other liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Corporate Overhead Allocations from OSG

During the three and six months ended June 30, 2016, the Company benefited from certain corporate functions provided by OSG. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of OSG. An allocation of these corporate expenses, including legal costs related to certain litigation undertaken by OSG, is reflected in the condensed consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by OSG was not subject to allocation because it was not directly related to the INSW business.

Reorganization items, net for the six months ended June 30, 2016 includes a credit for the recovery of costs allocated to INSW in prior years related to certain litigation undertaken by OSG that was settled by OSG in February 2016. Details of the amounts allocated from OSG during the three and six months ended June 30, 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Corporate overhead allocations from OSG
General and administrative	$-	$7,563	$-	$14,695
Depreciation	-	159	-	327
Reorganization items, net	-	520	-	(3,951)
Total corporate overhead allocations from OSG	$-	$8,242	$-	$11,071

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transition Services Agreement

During the three and six months ended June 30, 2017, INSW earned fees totaling $6 and $61, respectively, for services provided to OSG and incurred fees totaling $49 and $126, respectively, for services received from OSG, pursuant to the terms of the Transition Services Agreement.

Receivable from OSG aggregating $6 and payable to OSG aggregating $683 as of June 30, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG.

Guarantees

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); and (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’).

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guarantees the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) for the period beginning on the novation date and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. In addition, INSW continues the MOQ Guarantee to MOQ for the period ended on the novation date of the service contracts for MOQ, which guarantee for such period will end when Qatari authorities determine that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts through the novation date.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

Capital Contributions from OSG and Dividends Paid to OSG

For the six months ended June 30, 2016, the Company recorded a reduction of capital contributions from OSG of ($1,799) comprised of allocated reorganization items, net of ($3,951), offset by non-cash expense relating to stock compensation benefits of $1,351 and certain allocated general and administrative costs of $801. For additional information relating to stock compensation benefits see Note 12, “Capital Stock and Stock Compensation.”

During the six months ended June 30, 2016, INSW made dividend distributions to OSG totaling $102,000.

Note 12 — Capital Stock and Stock Compensation:

The Company accounts for stock compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share based payment transactions to be measured according to the fair value of the equity instruments issued.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding share-based compensation awards granted by INSW during the six months ended June 30, 2017 follows:

Director Compensation - Restricted Common Stock

The Company awarded a total of 38,938 restricted common stock shares during the six months ended June 30, 2017 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $20.03 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 7, 2018, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2017, the Company granted 60,910 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $18.59 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2017, the Company awarded 25,264 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2020. The EPS Target and ROIC Target are performance conditions which, as of June 30, 2017, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the awards with performance conditions was determined to be $19.13 per RSU. The grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a monte carlo probability model and determined to be $23.19 per RSU.

In addition, during the six months ended June 30, 2017, INSW granted 20,638 performance-based RSUs (8,756 of which represented the 2017 tranche of the awards originally made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $19.13 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2017, subject to INSW’s ROIC performance for the year ended December 31, 2017 relative to a target rate (the “2017 ROIC Target”) set forth in the award agreements. Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 31, 2018. Achievement of the performance condition in this award is considered probable and accordingly, compensation cost has been recognized commencing on March 29, 2017, the date of the award.

During the six months ended June 30, 2017, INSW awarded to certain of its senior officers an aggregate of 135,692 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price that ranged from $14.03 to $19.13 per share. The weighted average grant date fair value of the options was $9.16 per option. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates ranging from 2.04% to 2.11%, dividend yields of 0.0%, expected stock price volatility factor of .44, and expected lives at inception of six years, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 29, 2017, pursuant to the terms of the INSW Management Equity Incentive Plan and the Employee Matters Agreement with OSG, the Human Resources and Compensation Committee of the Company’s Board of Directors adjusted the applicable performance metrics for the OSG performance based units held by certain members of senior management that had been converted into INSW performance based units as of the November 30, 2016 spin-off date. The performance metrics were modified as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s three-year EPS performance in the three-year EPS performance period relative to the same compounded annual growth rate (the “Modified EPS Target”) set forth in the original OSG award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to a proportionate average of OSG’s ROIC performance for the first eleven months and INSW’s ROIC performance for the last twenty-five months of the three-year ROIC performance period relative to the same target rate used under the original OSG award agreements (the “Modified ROIC Target”); and (iii) one-third of the target RSUs will be subject to a three-year TSR performance relative to that of the same performance peer group used under the original OSG award, over a three-year TSR performance period (“Modified TSR Target”). The TSR performance shall be measured using a proportionate average of the TSR performance of OSG for the first eleven months and INSW’s TSR performance for the last twenty-five months in the three-year TSR performance period. The modifications to the awards with performance conditions (EPS and ROIC Target awards) did not result in incremental compensation cost as these performance targets are not yet considered probable of being achieved. The modification of the TSR Target award resulted in incremental compensation expense of $124, which will be recognized over the remaining performance period of the awards.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 787 and 12,992 shares of common stock during the three and six months ended June 30, 2017, respectively at an average cost of $18.63 and $18.59, respectively per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. There have been no share repurchases under this program through June 30, 2017.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
	2017	2016
Unrealized losses on derivative instruments	$(36,065)	$(40,317)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,622)	(11,950)
	$(48,687)	$(52,267)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2017 and 2016 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance as of March 31, 2017	$(36,999)	$(12,147)	$-	$(49,146)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(2,122)	(475)	-	(2,597)
Amounts reclassified from accumulated other comprehensive loss	3,056	-	-	3,056
Total change in accumulated other comprehensive loss	934	(475)	-	459
Balance as of June 30, 2017	$(36,065)	$(12,622)	$-	$(48,687)

Balance as of March 31, 2016	$(60,362)	$(10,281)	$(42)	$(70,685)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(4,463)	644	-	(3,819)
Amounts reclassified from accumulated other comprehensive loss	3,941	-	-	3,941
Total change in accumulated other comprehensive loss	(522)	644	-	122
Balance as of June 30, 2016	$(60,884)	$(9,637)	$(42)	$(70,563)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance as of December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(2,392)	(672)	-	(3,064)
Amounts reclassified from accumulated other comprehensive loss	6,644	-	-	6,644
Total change in accumulated other comprehensive loss	4,252	(672)	-	3,580
Balance as of June 30, 2017	$(36,065)	$(12,622)	$-	$(48,687)

Balance as of December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(15,670)	999	-	(14,671)
Amounts reclassified from accumulated other comprehensive loss	8,232	-	-	8,232
Total change in accumulated other comprehensive loss	(7,438)	999	-	(6,439)
Balance as of June 30, 2016	$(60,884)	$(9,637)	$(42)	$(70,563)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
Component	2017	2016	2017	2016	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,056)	$(3,873)	$(6,513)	$(8,145)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	-	(68)	(131)	(87)	Interest expense
	$(3,056)	$(3,941)	$(6,644)	$(8,232)	Total before and net of tax

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Leases:

1. Charters-in:

As of June 30, 2017, INSW had commitments to charter in seven vessels. All of the charters-in are accounted for as operating leases, of which three are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At June 30, 2017	Amount	Operating Days
2017	$3,432	520
2018	1,841	279
Net minimum lease payments	$5,273	799

Time Charters-in:

At June 30, 2017	Amount	Operating Days
2017	$13,321	1,387
2018	9,165	705
Net minimum lease payments	$22,486	2,092

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At June 30, 2017	Amount	Operating Days
2017	$8,471	444
2018	913	166
Future minimum revenues	$9,384	610

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Trustee fees	$-	$20	$-	$40
Professional fees	-	500	-	(3,991)
	$-	$520	$-	$(3,951)

No cash was paid for reorganization items for the six months ended June 30, 2017 and 2016. Allocations of non-cash reorganization expenses recorded as a capital contribution from/(distribution to) OSG were $520 and ($3,951) for the three and six months ended June 30, 2016, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of June 30, 2017. The next deficit valuation is due March 31, 2018.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £700 ($1,074) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in June 2017, INSW recorded a reserve of $383 for a potential assessment by the trustees of the MNRPF as of June 30, 2017.

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

INTERNATIONAL SEAWAYS, INC.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2017, we derived 66% of our TCE revenues from our Crude Tankers segment. For the three and six months ended June 30, 2016, we derived 66% and 68%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of June 30, 2017, we owned or operated an International Flag fleet of 55 vessels aggregating 6.5 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including seven vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). In addition, we took delivery of two 2017-built Suezmax tankers in July 2017 and a 2001-built MR is under contract of sale for delivery to buyers during the third quarter of 2017.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 80% of our total TCE revenues in the spot market for the three and six months ended June 30, 2017, compared with 73% and 78% for the three and six months ended June 30, 2016, respectively.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of June 30, 2017 and results of operations for the three and six month periods ended June 30, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2017 at 97.4 million barrels per day (“b/d”) an increase of 1.5 million b/d, or 1.6%, over the same quarter in 2016. The estimate for global oil consumption for all of 2017 is 98.0 million b/d, an increase of 1.4% over 2016. OECD demand in 2017 is estimated to increase by 0.4% to 47.0 million b/d, while non-OECD demand is estimated to increase by 2.4% to 50.9 million b/d.

Global oil production in the second quarter of 2017 totaled 96.9 million b/d, an increase of 0.5 million b/d from the second quarter of 2016. OPEC crude oil production increased in the second quarter of 2017 to 32.3 million b/d from 32.2 million b/d in the first quarter of 2017, an increase of 0.1 million b/d. Non-OPEC production increased by 0.9 million b/d to 57.8 million b/d in the second quarter of 2017 compared with the second quarter of 2016. The U.S. Energy Information Administration (“EIA”) estimates that crude oil production in the U.S. increased by 0.2 million b/d from 8.9 million b/d in the first quarter of 2017 to 9.1 million b/d in the second quarter of 2017.

U.S. refinery throughput increased by 1.1 million b/d to 17.3 million b/d in the second quarter of 2017 compared with the comparable quarter in 2016. U.S. crude oil imports increased by about 0.5 million b/d in the second quarter of 2017 compared with the comparable quarter in 2016 with imports from OPEC countries increasing by 0.4 million b/d, a 14% increase from the comparable quarter in 2016.

Chinese imports of crude oil continued to be strong with May 2017 levels of 8.8 million b/d representing an increase of 15% from the prior year.

During the second quarter of 2017, the fleet of vessels over 10,000 dwt increased by 8.1 million dwt as the crude fleet increased by 6.9 million dwt, while the product carrier fleet expanded by 1.2 million dwt. Year over year, the size of the tanker fleet increased by 35.0 million dwt with the largest increases in the VLCC, Suezmax, Aframax and MR sectors.

During the second quarter of 2017, the crude tanker orderbook increased by 0.5 million dwt, and the product carrier orderbook decreased by 0.7 million dwt. From the end of the second quarter of 2016 through the end of the second quarter of 2017, the total tanker orderbook declined by 19.1 million dwt with all sectors showing large declines.

VLCC freight rates remained weak during the second quarter of 2017, declining from a high of around $30,000 early in the quarter to a low of around $11,000 in the middle of the quarter. Freight rates in other segments were mostly flat during the second quarter of 2017. The previously announced OPEC-led production cuts were largely to blame for the weaker tanker markets during the first quarter of 2017 which led to further declines in rates in the seasonally weaker second quarter. In addition, 2017 will likely see the peak of the orderbook delivery schedule, although scheduled 2018 deliveries are still significant. The combination of these factors will likely limit any meaningful recovery in freight rates in the near term.

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

Results from Vessel Operations:

During the second quarter of 2017, income/(loss) from vessel operations decreased by $38,724 to a loss of $9,645 from income of $29,079 in the second quarter of 2016. This decrease principally reflects the impact of reduced TCE revenues, increased charter hire expense and the incurrence of third-party debt modification fees (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements) in the second quarter of 2017. Such impacts were partially offset by decreases in general and administrative expenses and depreciation and amortization in the current quarter.

TCE revenues decreased in the current quarter by $31,675, or 31%, to $69,280 from $100,955 in the second quarter of 2016. The decrease was primarily due to a decline in average daily rates across INSW’s fleet sectors aggregating approximately $32,609.

The increase in charter hire expense was principally attributable to increased activity in the Crude Tankers Lightering business. Depreciation and amortization decreased primarily as a result of reductions in vessel bases that resulted from vessel impairment charges recorded in the third and fourth quarters of 2016.

During the first six months of 2017, income from vessel operations decreased by $78,509 to $3,699 from $82,208 in the first six months of 2016. This decrease resulted from the same factors that drove the quarter-over-quarter variance described above.

The decrease in TCE revenues in the first six months of 2017 of $72,252, or 32%, to $153,412 from $225,664 in the corresponding period of the prior year primarily reflected lower average daily rates across INSW’s fleet sectors, which accounted for approximately $70,218 of the overall decrease.

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

Crude Tankers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
TCE revenues	$45,745	$66,539	$101,790	$153,903
Vessel expenses	(21,605)	(21,065)	(42,101)	(41,627)
Charter hire expenses	(3,700)	(1,927)	(7,843)	(3,432)
Depreciation and amortization	(13,304)	(12,984)	(26,351)	(25,960)
Adjusted income from vessel operations (a)	$7,136	$30,563	$25,495	$82,884
Average daily TCE rate	$22,976	$31,372	$25,173	$35,936
Average number of owned vessels (b)	24.0	24.0	24.0	24.0
Average number of vessels chartered-in under operating leases	0.8	0.1	0.6	0.1
Number of revenue days: (c)	1,991	2,121	4,044	4,283
Number of ship-operating days: (d)
Owned vessels	2,184	2,184	4,344	4,368
Vessels spot chartered-in under operating leases (e)	68	11	117	11

INTERNATIONAL SEAWAYS, INC.

(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, separation and transition costs and (gain)/loss on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate.

	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended June 30,
ULCCs:
Average rate	$-	$32,176	$-	$44,850
Revenue days	-	91	-	91
VLCCs:
Average rate	$26,657	$42,389	$46,983	$40,127
Revenue days	648	90	443	271
Aframaxes:
Average rate	$12,962	$-	$23,488	$-
Revenue days	628	-	636	-
Panamaxes:
Average rate	$12,266	$17,914	$20,123	$21,134
Revenue days	299	167	406	263

Six Months Ended June 30,
ULCCs:
Average rate	$-	$37,352	$-	$42,362
Revenue days	-	181	-	182
VLCCs:
Average rate	$32,306	$42,266	$56,481	$40,802
Revenue days	1,212	178	1,050	388
Aframaxes:
Average rate	$14,299	$-	$27,368	$-
Revenue days	1,213	-	1,263	-
Panamaxes:
Average rate	$13,614	$19,767	$24,473	$21,053
Revenue days	793	351	854	535

INTERNATIONAL SEAWAYS, INC.

During the second quarter of 2017, TCE revenues for the Crude Tankers segment decreased by $20,794, or 31%, to $45,745 from $66,539 in the second quarter of 2016. Such decrease resulted primarily from the impact of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $20,889, and a 203-day decrease in revenue days in the Panamax sector, which had the effect of decreasing revenue by approximately $4,105. The decrease in Panamax revenue days reflects 200 incremental drydock and repair days in the current quarter. Serving to partially offset the declines in revenue were increased activity levels in the Crude Tankers Lightering business in the current quarter, which resulted in a $4,529 increase in revenue to $8,173 from $3,644 in the second quarter of 2016.

Charter hire expenses increased by $1,773 to $3,700 in the second quarter of 2017 from $1,927 in the second quarter of 2016 primarily resulting from an increase in spot chartered-in Aframaxes by the Crude Tankers Lightering business for utilization in the performance of full-service lighterings during the current quarter to $3,742 from $1,927 in the second quarter of 2016. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the Crude Tankers Lightering business.

During the first six months of 2017, TCE revenues for the Crude Tankers segment decreased by $52,113, or 34%, to $101,790 from $153,903 in the first six months of 2016 principally as a result of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $50,258. Further contributing to the decrease was a 343-day decrease in revenue days for the VLCC, Aframax and Panamax sectors, which accounted for approximately $9,384 of the decrease. The decrease in VLCC, Aframax and Panamax revenue days was driven by 326 incremental drydock and repair days in the 2017 period. Increased activity levels in the Crude Tankers Lightering business in the current year led to a $8,587 increase in revenue to $16,051 from $7,464 in the first six months of 2016, which partially offset the revenue decreases described above.

Charter hire expenses increased by $4,411 to $7,843 in the first six months of 2017 from $3,432 in the first six months of 2016 resulting from the increase in the performance of full-service lighterings in the Crude Tankers Lightering business discussed above to $7,982 in the first six months of 2017 from $3,432 in the first six months of 2016.

Vessel expenses for the Crude Tankers Lightering business was $1,822 and $3,470 for the three and six months ended June 30, 2017, respectively, and $1,359 and $2,565 for the three and six months ended June 30, 2016.

Product Carriers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
TCE revenues	$23,535	$34,416	$51,622	$71,761
Vessel expenses	(13,608)	(13,858)	(26,918)	(28,589)
Charter hire expenses	(7,336)	(6,667)	(14,544)	(13,378)
Depreciation and amortization	(5,762)	(6,795)	(11,298)	(13,638)
Adjusted income from vessel operations	$(3,171)	$7,096	$(1,138)	$16,156
Average daily TCE rate	$10,616	$15,323	$11,831	$16,143
Average number of owned vessels	18.0	18.0	18.0	18.0
Average number of vessels chartered-in under operating leases	6.8	7.0	6.7	7.0
Number of revenue days	2,217	2,246	4,363	4,445
Number of ship-operating days:
Owned vessels	1,638	1,638	3,258	3,276
Vessels bareboat chartered-in under operating leases	273	273	543	546
Vessels time chartered-in under operating leases	342	361	674	725

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate.

INTERNATIONAL SEAWAYS, INC.

	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended June 30,
LR2:
Average rate	$10,149	$-	$21,740	$-
Revenue days	91	-	91	-
LR1:
Average rate	$10,889	$16,239	$21,058	$21,320
Revenue days	107	247	86	257
MR:
Average rate	$10,697	$5,294	$14,692	$11,528
Revenue days	1,682	91	1,630	182

Six Months Ended June 30,
LR2:
Average rate	$13,926	$-	$25,028	$-
Revenue days	181	-	181	-
LR1:
Average rate	$13,854	$17,692	$26,257	$20,865
Revenue days	197	515	177	523
MR:
Average rate	$11,620	$5,391	$15,438	$11,055
Revenue days	3,289	182	3,227	337

During the second quarter of 2017 TCE revenues for the Product Carriers segment decreased by $10,881, or 32%, to $23,535 from $34,416 in the second quarter of 2016. This decrease reflected declining average daily blended rates earned in all Product Carrier fleet sectors, which accounted for $10,567 of the overall decrease.

Product Carriers segment charter hire expenses increased by $669 to $7,336 in the second quarter of 2017 from $6,667 in the prior year’s period, reflecting an increase in the daily charter hire rates for the Company’s bareboat chartered-in MR fleet, which was effective beginning in the fourth quarter of 2016. Depreciation and amortization decreased by $1,033 to $5,762 in the second quarter of 2017 from $6,795 in the second quarter of 2016, principally due to the impact of reductions in vessel bases that resulted from impairment charges on nine vessels recorded in the third and fourth quarters of 2016.

During the first six months of 2017, TCE revenues for the Product Carriers segment decreased by $20,139, or 28%, to $51,622 from $71,761 in the first six months of 2016. This decrease resulted primarily from significant period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors, which accounted for a decrease in revenue of approximately $19,054. A 93-day decrease in MR revenue days driven by an increase in drydock and repair days in the current period also contributed approximately $1,352 of the overall decrease.

Vessel expenses decreased by $1,671 to $26,918 in the first six months of 2017 from $28,589 in the first six months of 2016. Such variance was principally attributable to a decrease in average daily vessel expenses of $418 per day, which primarily related to the timing of delivery of stores and spares and lower repair costs in the current period. Charter hire expenses increased by $1,166 to $14,544 in the first six months of 2017 from $13,378 in the first six months of 2016, reflecting the rate increases discussed above. Depreciation and amortization decreased by $2,340 to $11,298 in the first six months of 2017 from $13,638 in the first six months of 2016, resulting from the reductions in vessel bases described above.

General and Administrative Expenses

During the second quarter of 2017, general and administrative expenses decreased by $2,545 to $5,182 from $7,727 in the second quarter of 2016. This decrease reflects declines of approximately $887 in compensation and benefits related costs and $1,659 in legal, accounting, consulting and other overhead expenses. Such reductions resulted from the Company streamlining its structure in conjunction with its spin-off from OSG.

INTERNATIONAL SEAWAYS, INC.

For the six months ended June 30, 2017, general and administrative expenses decreased by $4,371 to $11,540 from $15,911 for the same period in 2016. The structural changes discussed above drove the decline and resulted in reductions of $2,321 and $2,050 in compensation and benefits related costs and legal, accounting, consulting and other overhead expenses, respectively.

Third-Party Debt Modification Fees

Third-party legal and consulting fees associated with the refinancing of the INSW Facilities and aggregating $7,939 were incurred and expensed during the three and six months ended June 30, 2017. Such costs were expensed in accordance with the relevant accounting guidance which stipulates that third-party costs incurred in relation to debt modifications are to be expensed as incurred.

Separation and Transition Costs

Separation and transition costs were $296 and $1,031 during the three and six months ended June 30, 2017. Approximately $200 and $670 of these costs were related to INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during a defined transitional period, which ended in June 2017. Separation and transition costs for the three and six months ended June 30, 2017 also reflect fees totaling $49 and $126, respectively incurred by INSW for services received from OSG offset by approximately $6 and $61, respectively, in fees earned for services provided to OSG, pursuant to the terms of the Transition Services Agreement entered into on November 30, 2016.

Other spin-off related expenses incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $100 and $361 for the three and six months ended June 30, 2017, respectively. OSG and INSW will perform a true up of final separation costs in accordance with the Separation and Distribution Agreement, which may result in additional costs being allocated to INSW in 2017.

Separation and transition costs were $1,130 and $1,263 during the three and six months ended June 30, 2016.

Equity in Income of Affiliated Companies:

During the second quarter of 2017, equity in income of affiliated companies increased by $1,881 to $13,866 from $11,985 in the second quarter of 2016. This increase was principally attributable to increases in earnings from the two FSO joint ventures and the LNG joint venture of $1,239 and $642, respectively. The increase in earnings from the FSO joint ventures reflects lower depreciation expense in the current period as a result of decreases in the Company’s bases in the FSO joint ventures following impairment charges recorded in relation to our investments in the fourth quarter of 2016 and lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. The increase in earnings from the LNG joint venture was primarily driven by reimbursements received from the joint venture’s charterer during the three months ended March 31, 2017 for drydock expenditures incurred in prior years that were recognized in the second quarter of 2017 and lower interest expense resulting from a decrease in outstanding debt principal amounts in the current period.

During the first six months of 2017, equity in income of affiliated companies increased by $3,867 to $27,472 from $23,605 in the first six months of 2016. This increase was principally attributable to increases in earnings from the two FSO joint ventures and the LNG joint venture of $2,152 and $1,685, respectively, for the reasons discussed above.

Revenue generated by the FSO joint ventures for the remainder of 2017 is expected to be lower than revenue generated during the first six months of 2017, as charter rates in the five-year service contracts awarded in May 2017, which commence in the third quarter of 2017, are lower than the charter rates included in the service contracts under which the FSO joint ventures operated as of June 30, 2017. As a result of the FSO joint ventures repaying their debt obligations in full during July 2017, interest expense is expected to be less in the second half of 2017 than it was during the six months ended June 30, 2017.

INTERNATIONAL SEAWAYS, INC.

Overall, over the term of the five-year service contracts described above, the FSO joint ventures are expected to generate in excess of $180,000 of EBITDA for the Company.

Other (Expense)/Income:

Other (expense)/income for the three and six months ended June 30, 2017 consists primarily of the write-off of $7,020 in unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Such charges were partially offset by interest income. There were no similar charges in the comparable 2016 periods.

Interest Expense:

Interest expense was $9,076 and $18,041 for the three and six months ended June 30, 2017, respectively, compared with $9,690 and $20,432 for the three and six months ended June 30, 2016, respectively. The decrease in interest expense from the prior year’s comparable periods reflects the impact of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan during 2016, partially offset by higher amortization of deferred finance costs in the 2017 periods aggregating $467 and $809, respectively, attributable to costs incurred to amend the INSW Facilities in 2016. Refer to Note 9, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Interest expense for the balance of 2017 is expected to be higher than the first half of 2017 primarily due to the higher average interest rate and average principal balance outstanding under the 2017 Debt Facilities which replaced the INSW Facilities in June 2017.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2017 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2017. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2017. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not engage in transportation that gives rise to such income.

EBITDA and Adjusted EBITDA:

EBITDA represents net (loss)/income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net (loss)/income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss)/income	$(11,619)	$30,506	$6,448	$90,396
Income tax provision	4	173	8	177
Interest expense	9,076	9,690	18,041	20,432
Depreciation and amortization	19,099	20,025	37,715	40,106
EBITDA	16,560	60,394	62,212	151,111
Third-party debt modification fees and costs associated with repurchase of debt	7,939	-	7,939	140
Separation and transition costs	296	1,130	1,031	1,263
Gain on disposal of vessels and other property	-	-	-	(171)
Write-off of deferred financing costs	7,020	291	7,020	2,729
Discount on repurchase of debt	-	-	-	(3,755)
Reorganization items, net	-	520	-	(3,951)
Adjusted EBITDA	$31,815	$62,335	$78,202	$147,366

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2017 was approximately $146,000 compared with $126,000 at December 31, 2016. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

The Company’s total cash increased by approximately $29,000 during the six months ended June 30, 2017. This increase reflects proceeds from the issuance of the 2017 Debt Facilities (described below), net of issuance and deferred financing costs, of $486,302, distributions received from affiliated companies of $18,500 and cash provided by operating activities of $3,691. Such cash inflows were partially offset by the repayment of the $458,416 remaining principal balance of the INSW Term Loan as of June 22, 2017, $18,583 in cash used for vessel acquisitions and betterments and $1,546 in scheduled quarterly amortization of the INSW Term Loan in the first quarter of 2017.

INTERNATIONAL SEAWAYS, INC.

As of June 30, 2017, we had total liquidity on a consolidated basis of $171,230 comprised of $121,230 of cash and $50,000 of undrawn revolver capacity, which was subsequently drawn in July 2017, as described below.

As of June 30, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $475,504 and a total debt to total capitalization of 28.5%, which compares with 26.6% at December 31, 2016.

Sources, Uses and Management of Capital

Net cash provided by operating activities in the six months ended June 30, 2017 was $3,691. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. As described in Note 9, “Debt,” in the accompanying condensed consolidated financial statements, in June 2017 INSW, along with its wholly owned subsidiary, International Seaways Operating Corporation (the “Administrative Borrower” or “ISOC”) and certain of its subsidiaries entered into secured debt facilities with a syndicate of lenders party thereto, consisting of (i) a revolving credit facility of $50,000 and (ii) a term loan of $500,000 containing an accordion feature whereby the 2017 Term Loan Facility could be increased up to an additional $50,000 subject to certain conditions. The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement). This refinancing extended the maturity of the Company’s debt facilities by approximately three years and provided the Company with certain structural benefits as well.

On June 22, 2017, the 2017 Term Loan Facility was drawn and the proceeds therefrom were used to repay the $458,416 outstanding balance under the INSW Facilities and to pay certain expenses related to the refinancing. The remaining proceeds will be used for general corporate purposes, including fleet renewal and growth.

On July 19, 2017, the Company borrowed $50,000 under the 2017 Revolver Facility and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities to increase the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. No other terms of the 2017 Debt Facilities were amended. The proceeds of such borrowings were used in part to finance the remaining commitments of approximately $99,000 as of June 30, 2017, for the purchase of two 2017-built Suezmax tankers that delivered to the Company in July 2017. The Company currently intends to repay amounts borrowed under the 2017 Revolver Facility by year end from cash generated from operations, proceeds from opportunistic sales of vessels and cash on hand.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. A portion of Excess Cash Flow (as defined in the 2017 Debt Facilities credit agreement) must be used to prepay the outstanding principal balance of 2017 Term Loan Facility. To the extent permitted under the terms of the 2017 Debt Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2017, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

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

INTERNATIONAL SEAWAYS, INC.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. The program allows the Company to opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No transactions under the stock repurchase program were executed as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, the FSO Joint Venture and LNG Joint Venture had combined total bank debt outstanding of $678,492 of which $618,130 was nonrecourse to the Company. The FSO Joint Venture’s debt matured in July 2017 and was accordingly repaid, together with all amounts remaining under related interest rate swap agreements, by the FSO Joint Venture.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); and (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’).

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guarantees the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) for the period beginning on the novation date and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. In addition, INSW continues the MOQ Guarantee to MOQ for the period ended on the novation date of the service contracts for MOQ, which guarantee for such period will end when Qatari authorities determine that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts through the novation date.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2017 follows:

						Beyond
	2017	2018	2019	2020	2021	2021	Total
2017 Term Loan - floating rate(1)	$24,114	$62,119	$56,351	$54,718	$52,913	$402,524	$652,739
Operating lease obligations (2)
Bareboat Charter-ins	3,432	1,841	-	-	-	-	5,273
Time Charter-ins	13,321	9,165	-	-	-	-	22,486
Vessel purchase commitments (3)	98,962	-	-	-	-	-	98,962
Total	$139,829	$73,125	$56,351	$54,718	$52,913	$402,524	$779,460

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective LIBOR rate as of June 30, 2017 of 1.29% and applicable margins for the 2017 Term Loan Facility of 5.5%. Amounts shown for the 2017 Term Loan Facility include an estimated mandatory prepayment of $10,100 as a result of estimated Excess Cash Flow for the year ended December 31, 2017. Amounts shown for the 2017 Term Loan Facility for years subsequent to 2018 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of June 30, 2017, the Company had charter-in commitments for 7 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(3)	Represents remaining commitments related to the purchase of two 2017-built Suezmax tankers. The vessels were delivered to the Company in July 2017.

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

During the six months ended June 30, 2017, the Company was party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the Term Loan. The Interest Rate Cap agreement contained no leverage features and had a cap rate of 2.5% through the termination date of February 5, 2017.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 6.         Exhibits

See Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 9, 2017	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 9, 2017	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

10.1	Credit Agreement dated as of June 22, 2017, among the Registrant, OIN Delaware LLC, International Seaways Operating Corporation (the "Administrative Borrower") and certain of its subsidiaries as other guarantors, various lenders, Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, Jefferies Finance LLC, as administrative agent, syndication agent, collateral agent and mortgage trustee (“2017 Credit Agreement”).

10.2	First Amendment, dated as of July 24, 2017, to the 2017 Credit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

