Form 10-Q
period 2017-09-30
International Seaways, Inc.
filed 2017-11-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 7, 2017: common stock, no par value 29,089,865 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$73,390	$92,001
Voyage receivables, including unbilled of $48,638 and $61,416	58,764	66,918
Other receivables	4,608	5,302
Inventories	1,659	1,338
Prepaid expenses and other current assets	6,155	5,350
Total Current Assets	144,576	170,909
Vessels and other property, less accumulated depreciation of $420,951 and $387,570	1,161,767	1,100,050
Deferred drydock expenditures, net	35,330	30,557
Total Vessels, Deferred Drydock and Other Property	1,197,097	1,130,607
Investments in and advances to affiliated companies	380,718	358,681
Other assets	1,934	2,324
Total Assets	$1,724,325	$1,662,521

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,210	$38,237
Payable to OSG	285	683
Current installments of long-term debt	13,750	6,183
Total Current Liabilities	38,245	45,103
Long-term debt	511,948	433,468
Other liabilities	5,046	4,438
Total Liabilities	555,239	483,009

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,089,865 and 29,189,454
shares issued and outstanding	1,305,531	1,306,236
Accumulated deficit	(89,825)	(74,457)
	1,215,706	1,231,779
Accumulated other comprehensive loss	(46,620)	(52,267)
Total Equity	1,169,086	1,179,512
Total Liabilities and Equity	$1,724,325	$1,662,521

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shipping Revenues:
Pool revenues, including $5,530, $6,166, $13,946 and $30,282 from companies accounted for by the equity method	$37,798	$42,854	$129,910	$200,088
Time and bareboat charter revenues	12,024	24,012	43,816	74,355
Voyage charter revenues	10,146	13,905	46,949	38,066
	59,968	80,771	220,675	312,509

Operating Expenses:
Voyage expenses	3,479	3,605	10,774	9,679
Vessel expenses	37,095	35,401	106,196	104,939
Charter hire expenses	9,958	9,613	32,345	26,422
Depreciation and amortization	20,528	20,376	58,243	60,482
General and administrative	6,603	7,732	18,143	23,643
Third-party debt modification fees	1,191	-	9,130	-
Separation and transition costs	(543)	2,162	488	3,425
Loss on disposal of vessels and other property, including impairments	5,406	49,640	5,406	49,469
Total operating expenses	83,717	128,529	240,725	278,059
(Loss)/income from vessel operations	(23,749)	(47,758)	(20,050)	34,450
Equity in income of affiliated companies	12,796	12,488	40,268	36,093
Operating (loss)/income	(10,953)	(35,270)	20,218	70,543
Other income/(expense)	190	(2,244)	(6,484)	(1,003)
(Loss)/income before interest expense, reorganization items and income taxes	(10,763)	(37,514)	13,734	69,540
Interest expense	(11,030)	(9,519)	(29,071)	(29,951)
(Loss)/income before reorganization items and income taxes	(21,793)	(47,033)	(15,337)	39,589
Reorganization items, net	-	(3,849)	-	102
(Loss)/income before income taxes	(21,793)	(50,882)	(15,337)	39,691
Income tax (provision)/benefit	(23)	20	(31)	(157)
Net (loss)/income	$(21,816)	$(50,862)	$(15,368)	$39,534

Weighted Average Number of Common Shares Outstanding:
Basic	29,202,437	29,157,387	29,192,392	29,157,387
Diluted	29,202,437	29,157,387	29,192,392	29,157,387

Per Share Amounts:
Basic and diluted net (loss)/income per share	$(0.75)	$(1.74)	$(0.53)	$1.36

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (Loss)/Income	$(21,816)	$(50,862)	$(15,368)	$39,534
Other Comprehensive Income, net of tax:
Net change in unrealized losses on cash flow hedges	2,426	6,263	6,678	(1,175)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(32)	45	(92)	173
Net change in unrecognized actuarial losses	(327)	305	(939)	1,176
Other Comprehensive Income, net of tax	2,067	6,613	5,647	174
Comprehensive (Loss)/Income	$(19,749)	$(44,249)	$(9,721)	$39,708

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss)/income	$(15,368)	$39,534
Items included in net income not affecting cash flows:
Depreciation and amortization	58,243	60,482
Loss on write-down of vessels	7,346	49,640
Amortization of debt discount and other deferred financing costs	5,159	4,652
Deferred financing costs write-off	7,020	5,097
Direct and allocated stock compensation, non-cash	2,733	2,157
Undistributed earnings of affiliated companies	(40,388)	(36,743)
Allocated reorganization items, non-cash	-	(102)
Other – net	132	-
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property	(1,940)	(171)
Allocated general and administrative expenses recorded as capital contributions	-	1,220
Discount on repurchase of debt	-	(3,755)
Payments for drydocking	(19,787)	(4,933)
Deferred financing costs paid for loan modification	-	(8,273)
Changes in operating assets and liabilities:
Decrease in receivables	8,154	24,005
Decrease in payable to OSG	(398)	(2,261)
Decrease in deferred revenue	(3,960)	-
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	(10,627)	625
Net cash (used in)/provided by operating activities	(3,681)	131,174
Cash Flows from Investing Activities:
Decrease in restricted cash	-	8,989
Expenditures for vessels and vessel improvements	(118,369)	(591)
Proceeds from disposal of vessels and other property	7,662	-
Expenditures for other property	(406)	(72)
Investments in and advances to affiliated companies	(1,880)	(987)
Repayments of advances from affiliated companies	26,500	18,500
Net cash (used in)/provided by investing activities	(86,493)	25,839
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	584,963	-
Extinguishment of debt	(458,416)	(65,167)
Payments on debt	(51,546)	(88,520)
Dividend payments to OSG	-	(202,000)
Repurchases of common stock	(3,177)	-
Cash paid to tax authority upon vesting of stock-based compensation	(261)	(26)
Net cash provided by/(used in) financing activities	71,563	(355,713)
Net decrease in cash and cash equivalents	(18,611)	(198,700)
Cash and cash equivalents at beginning of year	92,001	308,858
Cash and cash equivalents at end of period	$73,390	$110,158

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net loss	-	(15,368)	-	(15,368)
Other comprehensive income	-	-	5,647	5,647
Forfeitures of vested restricted stock awards	(261)	-	-	(261)
Compensation relating to restricted stock awards	643	-	-	643
Compensation relating to restricted stock units awards	1,447	-	-	1,447
Compensation relating to stock option awards	643	-	-	643
Repurchase of common stock	(3,177)	-	-	(3,177)
Balance at September 30, 2017	$1,305,531	$(89,825)	$(46,620)	$1,169,086

Balance at January 1, 2016	$1,355,329	$92,581	$(64,124)	$1,383,786
Net income	-	39,534	-	39,534
Dividend to OSG	(53,185)	(148,815)	-	(202,000)
Other comprehensive income	-	-	174	174
Capital contribution of OSG, net	3,275	-	-	3,275
Balance at September 30, 2016	$1,305,419	$(16,700)	$(63,950)	$1,224,769

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 56 oceangoing vessels, including seven vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint venture partnerships, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition, during October 2017, the Company entered into agreements to (i) purchase a 2010-built VLCC tanker, which was delivered in November 2017; and (ii) sell a 2004-built MR and a 2002-built MR, which will be delivered to buyers during the fourth quarter of 2017 and the first quarter of 2018, respectively, (see Note 5, “Vessels”). Unless context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the revenues and expenses of the individual entities that comprise INSW carved out from the historical results of operations and cash flows of its former parent, Overseas Shipholding Group, Inc. (“OSG”), for these entities using both specific identification and allocation.

Following our spin-off from OSG on November 30, 2016, we now perform functions previously performed by OSG using internal resources and purchased services, some of which were being provided by OSG during a transitional period that ended on June 30, 2017 pursuant to a transition services agreement between INSW and OSG.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine months periods ended September 30, 2017 and 2016, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 72% and 90% of consolidated voyage receivables at September 30, 2017 and December 31, 2016, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement or amendments resulting from the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $587 and $1,691 relating to the 2017 Revolver Facility and the INSW Revolver Facility (as defined in Note 9) are included in other assets in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. Unamortized deferred financing charges of $24,302 and $19,827 relating to the 2017 Term Loan Facility and the INSW Term Loan (as defined in Note 9) are included in long-term debt in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $652 and $4,452 for the three and nine months ended September 30, 2017, respectively and $1,484 and $4,501 for the three and nine months ended September 30, 2016, respectively.

Recently Adopted Accounting Standards — In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. As a result of the adoption of this accounting standard, effective January 1, 2017, the Company elected to account for forfeitures of share-based payments as they occur. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since management’s estimate of the forfeiture rate on share-based payment awards granted prior to January 1, 2017 was zero. In addition, the adoption of this accounting standard resulted in the presentation of $261 and $26 of cash paid to the tax authorities for shares withheld to satisfy the Company’s statutory income tax withholding obligations as a financing cash outflow in the condensed consolidated statement of cash flows for the nine-months ended September 30, 2017 and 2016, respectively.

Recently Issued Accounting Standards — In September 2017, the FASB issued ASU 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which allows certain public business entities (“PBEs”) that otherwise would not meet the definition of a public business entity except for a requirement to include its financial statements or financial information in another entity’s filings with the SEC, to elect to use non-PBE transition dates for the sole purpose of adopting ASU No. 2016-02, Leases (ASC 842), and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Accordingly, all financial statements or financial information of the Company’s FSO and LNG joint ventures that may be included in the Company’s filings with the SEC pursuant to SEC Regulation S-X Rule 4-08(g), Summarized Financial Information of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, and/or SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, will likely not reflect the adoptions of ASC 606 and ASC 842 until January 1, 2019 and January 1, 2020, respectively.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test after initial qualification if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. For cash flow hedges, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in other comprehensive income. They will be reclassified to earnings when the hedged item impacts earnings. On the other hand, for fair value hedges, because the change in fair value of the hedged item and the derivative hedging instrument will still be recorded in current earnings, if the hedge is not 100% effective there will be an income statement impact. The standard will be effective for interim and annual periods beginning after December 31, 2018 and early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. The standard’s requirements will also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for us beginning January 1, 2018 and could have a material impact on the Company’s consolidated financial statements. We anticipate adopting the standard using the cumulative catch-up transition method. We have undertaken a comprehensive approach to assessing the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our consolidated financial statements. We are continuing to consult with other shipping companies on business assumptions, processes, systems and controls to determine revenue recognition and disclosure under the new standard. We have made significant progress on our review of this standard, the results of which indicate that (i) the timing and recognition of earnings from the pool arrangements and time charter/bareboat charter-out contracts to which the Company is party may not change significantly from current practice; (ii) there may be a change in the timing of revenue recognition under spot voyage contracts and our lightering business that may have a material impact on the Company’s consolidated financial statements, depending on the number of spot voyages we have in progress at December 31, 2017, which cannot be reasonably estimated at this time (although at September 30, 2017, only one of the Company’s vessels operated on spot voyage charters); (iii) there will be a significant expansion of required disclosures regarding revenue recognition, including a requirement to disclose the portion of total revenues recognized in accordance with other standards such as ASC 840, Leases; and (iv) the use of time charter equivalent (“TCE”) revenues as a means of measuring performance and comparing results amongst shipping industry participants could become more challenging. Our reviews and assessments of our contracts with customers have been substantially completed and the remaining phases of implementation include (i) the drafting of sample disclosures to identify any remaining information gaps; (ii) the quantification of the cumulative catch-up adjustment that will be recognized on January 1, 2018, which cannot be done until the first quarter of 2018; (iii) testing of the operating effectiveness of internal controls related to the implementation of this standard; and (iv) the completion of our evaluation of any accounting system changes that may be required to facilitate the gathering of information required for the presentation and disclosure requirements of ASC 606.

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

There were 38,938 and 34,844 weighted average shares of unvested restricted common stock considered to be participating securities for the three and nine months ended September 30, 2017, respectively and no unvested restricted common stock considered to be participating securities for the three and nine months ended September 30, 2016. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2017, there were 155,345 shares of restricted stock units and 275,830 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss)/income	$(21,816)	$(50,862)	$(15,368)	$39,534

Weighted average common shares outstanding:
Basic	29,202,437	29,157,387	29,192,392	29,157,387
Diluted	29,202,437	29,157,387	29,192,392	29,157,387

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss)/income allocated to:
Common Stockholders	$(21,816)	$(50,862)	$(15,368)	$39,534
Participating securities	-	-	-	-
	$(21,816)	$(50,862)	$(15,368)	$39,534

For the three and nine months ended September 30, 2017 and 2016 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 426,196 and 367,033 for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, separation and transition costs and loss on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2017 and 2016 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2017:
Shipping revenues	$38,318	$21,650	$-	$59,968
Time charter equivalent revenues	34,905	21,584	-	56,489
Depreciation and amortization	14,798	5,696	34	20,528
Loss on disposal of vessels and other property, including impairments	4,565	841	-	5,406
Adjusted loss from vessel operations	(5,823)	(5,268)	(1)	(11,092)
Equity in income of affiliated companies	8,901	-	3,895	12,796
Investments in and advances to affiliated companies at September 30, 2017	269,521	16,651	94,546	380,718
Adjusted total assets at September 30, 2017	1,159,936	393,774	94,172	1,647,882

Three months ended September 30, 2016:
Shipping revenues	$53,532	$27,239	$-	$80,771
Time charter equivalent revenues	50,156	27,010	-	77,166
Depreciation and amortization	13,265	6,885	226	20,376
Loss on disposal of vessels and other property, including impairments	4,315	45,325	-	49,640
Adjusted income/(loss) from vessel operations	13,428	(1,575)	(77)	11,776
Equity in income of affiliated companies	9,321	-	3,167	12,488
Investments in and advances to affiliated companies at September 30, 2016	287,303	15,241	60,700	363,244
Adjusted total assets at September 30, 2016	1,087,118	448,495	60,700	1,596,313

	Crude	Product
	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2017:
Shipping revenues	$146,124	$74,551	$-	$220,675
Time charter equivalent revenues	136,695	73,206	-	209,901
Depreciation and amortization	41,149	16,994	100	58,243
Loss on disposal of vessels and other property, including impairments	4,565	841	-	5,406
Adjusted income/(loss) from vessel operations	19,672	(6,406)	(149)	13,117
Equity in income of affiliated companies	29,074	-	11,194	40,268
Expenditures for vessels and vessel improvements	117,576	793	-	118,369
Payments for drydockings	16,005	3,782	-	19,787

Nine months ended September 30, 2016:
Shipping revenues	$212,907	$99,602	$-	$312,509
Time charter equivalent revenues	204,059	98,771	-	302,830
Depreciation and amortization	39,225	20,523	734	60,482
Loss on disposal of vessels and other property, including impairments	4,114	45,325	30	49,469
Adjusted income from vessel operations	96,312	14,581	94	110,987
Equity in income of affiliated companies	27,312	-	8,781	36,093
Expenditures for vessels and vessel improvements	57	534	-	591
Payments for drydockings	3,541	1,392	-	4,933

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Time charter equivalent revenues	$56,489	$77,166	$209,901	$302,830
Add: Voyage expenses	3,479	3,605	10,774	9,679
Shipping revenues	$59,968	$80,771	$220,675	$312,509

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total adjusted (loss)/income from vessel operations of all segments	$(11,092)	$11,776	$13,117	$110,987
General and administrative expenses	(6,603)	(7,732)	(18,143)	(23,643)
Third-party debt modification fees	(1,191)	-	(9,130)	-
Separation and transition costs	543	(2,162)	(488)	(3,425)
Loss on disposal of vessels and other property, including impairments	(5,406)	(49,640)	(5,406)	(49,469)
Consolidated (loss)/income from vessel operations	(23,749)	(47,758)	(20,050)	34,450
Equity in income of affiliated companies	12,796	12,488	40,268	36,093
Other income/(expense)	190	(2,244)	(6,484)	(1,003)
Interest expense	(11,030)	(9,519)	(29,071)	(29,951)
Reorganization items, net	-	(3,849)	-	102
(Loss)/income before income taxes	$(21,793)	$(50,882)	$(15,337)	$39,691

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2017	2016
Total assets of all segments	$1,647,882	$1,596,313
Corporate unrestricted cash and cash equivalents	73,390	110,158
Other unallocated amounts	3,053	2,840
Consolidated total assets	$1,724,325	$1,709,311

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of September 30, 2017. Factors considered included declines in valuations during 2017 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment trigger events for one Panamax and two MRs that were being actively marketed for sale as of September 30, 2017. In regards to the vessels in the Company’s fleet that are not currently being marketed for sale, the Company determined that the negative market developments noted above did not rise to the level of impairment triggering events as of September 30, 2017. If such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized weighted probabilities assigned to possible outcomes for each of the three vessels for which impairment trigger events were determined to exist. The Company entered into a memorandum of agreement for the sale of one of the two MRs in October 2017, with a scheduled delivery to buyers during the fourth quarter of 2017. Accordingly, a 100% probability was attributed to the vessel being sold before the end of its useful life. As the Company is considering selling the other two vessels as a part of its fleet renewal program, 50% probabilities were assigned to the possibility that the vessels will be sold prior to the end of their respective useful lives. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals, the sales price per the memorandum of agreement discussed above, and discounted cash flow models prepared by the Company. Based on the tests performed, the sum of the undiscounted cash flows for each of the three vessels was less than its carrying value as of September 30, 2017. Accordingly, impairment charges totaling $7,346 were recorded on the three vessels to write-down their carrying values to their estimated fair values, which were determined using the market approach, at September 30, 2017.

Vessel Acquisitions and Deliveries

During the quarter ended September 30, 2017, the Company acquired two 2017-built Suezmax tankers for an aggregate price of $116,000. Both vessels were delivered in July 2017.

In October 2017, the Company entered into a memorandum of agreement for the acquisition of a 2010-built VLCC tanker for a price of $53,000. The vessel was delivered in November 2017.

Vessel Sales

During the three and nine months ended September 30, 2017, the Company sold a 2001-built MR, which was delivered to buyers in August 2017. A gain of $1,940 was recognized on the sale of this vessel during the three and nine months ended September 30, 2017. In October 2017, the Company entered into two memorandums of agreement for the sale of a 2004-built MR (which is referenced in the “Vessel Impairments” section above) and a 2002-built MR, which are scheduled to be delivered to buyers during the fourth quarter of 2017 and the first quarter of 2018, respectively. The vessels did not meet the criteria for being classified as assets held for sale as of September 30, 2017. The Company expects to recognize a net aggregate gain on such sales.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2017, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the new operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. Such contracts commenced at the expiry of the existing contracts during the third quarter of 2017.

The FSO Joint Venture financed the purchase of the vessels from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $75,343 was outstanding under the bank financing facility as of December 31, 2016. In July 2017, the FSO Joint Venture repaid the principal balance outstanding on the bank financing facility, using cash on hand.

The FSO Joint Venture previously entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements, which paid fixed rates of approximately 3.9% and received floating rates based on LIBOR, had maturity dates ranging from July to September 2017. In conjunction with the repayment of the principal balance outstanding on the bank financing facility, the interest rate swap associated with the FSO Africa covering a notional amount of $58,158 was terminated early and settled on June 15, 2017. The interest rate swap associated with the FSO Asia was settled upon maturity in July 2017.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2017 consisted of: FSO Joint Venture of $260,701, LNG Joint Venture of $94,545 and Other of $25,472 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shipping revenues	$58,465	$61,955	$181,125	$184,713
Ship operating expenses	(25,854)	(27,250)	(78,455)	(81,962)
Income from vessel operations	32,611	34,705	102,670	102,751
Other income/(expense)	704	(295)	3,156	(1,017)
Interest expense	(8,697)	(10,420)	(28,122)	(32,539)
Net income	$24,618	$23,990	$77,704	$69,195

See Note 11, “Related Parties,” for disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

Note 7 — Variable Interest Entities (“VIEs”):

As of September 30, 2017, the Company participates in eight commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2017:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$264,222

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2017:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$264,222

In addition, as of September 30, 2017, the Company had approximately $8,331 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2017.

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2017:
Cash and cash equivalents	$73,390	$73,390	$-
2017 Term Loan	(541,420)	-	(541,420)

December 31, 2016:
Cash and cash equivalents	$92,001	$92,001	$-
INSW Term Loan	(447,888)	-	(447,888)

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

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps	$(696)	$2,302	$(3,087)	$(13,365)
Interest rate cap	-	-	-	(3)
Total	$(696)	$2,302	$(3,087)	$(13,368)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016 follows:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2017:
Interest rate cap	Interest expense	$-	Interest expense	$-
Total		$-		$-

September 30, 2016:
Interest rate cap	Interest expense	$(157)	Interest expense	$-
Total		$(157)		$-

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other
For the nine months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

September 30, 2016:
Interest rate cap	Interest expense	$(244)	Interest expense	$-
Total		$(244)		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table summarizes the fair values of assets for which an impairment charge was recognized for the three and nine months ended September 30, 2017:

Description	Fair Value	Level 2	Total Impairment Charges
Assets:

Crude Tankers - Vessels held and used (1)(2)	$10,500	$10,500	$(4,564)
Product Carriers - Vessels held and used (1)(2)	$22,400	$22,400	$(2,782)

(1)	Aggregate pre-tax impairment charges of $7,346 related to one vessel in the Crude Tanker segment and two vessels in the Product Carriers segment were recorded during the three and nine months periods ended September 30, 2017.

(2)	Fair value measurements aggregating $32,900 at September 30, 2017 used to determine the impairment for three vessels were based upon a market approach, which considered the expected sales prices of vessels based on vessel appraisals and an executed memorandum of agreement for the sale of an MR as discussed in Note 5, "Vessels." Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	September 30,	December 31,
	2017	2016

2017 Term Loan, due 2022, net of unamortized discount and deferred costs of $24,302	$525,698	$-
INSW Term Loan, due 2019, net of unamortized discount and deferred costs of $20,311	-	439,651
Less current portion	(13,750)	(6,183)
Long-term portion	$511,948	$433,468

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

On July 19, 2017, the Company drew down $50,000 under the 2017 Revolver Facility, and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities (the “First Amendment”) to effect the increase of the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. No other terms of the 2017 Debt Facilities were amended. The net proceeds from these two borrowings were used for general corporate purposes, including funding the acquisition of two 2017-built Suezmax tankers as described above in Note 5, “Vessels.” On August 18, 2017, the outstanding balance under the 2017 Revolver Facility was repaid in full using cash on hand and proceeds of the sale of the 2001-built MR described in Note 5, “Vessels,” above.

Interest on the 2017 Debt Facilities is calculated, at the Administrative Borrower’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e., the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) 2.00% per annum. The applicable margins and floor interest rates for each facility are as follows:

Facility	Term Loan		Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR
Floor	2.00%	1.00%	2.00%	1.00%
Applicable Margin	4.50%	5.50%	2.50%	3.50%

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Management determined that it had no Excess Cash Flow under the 2017 Term Loan Facility for the six months ended September 30, 2017 and has projected no Excess Cash Flow for the remaining three months ended December 31, 2017 based on the financial results as of September 30, 2017. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2018.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2017, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels plus the Fair Market Value of certain joint venture equity interests. The Company had substantial headroom under this covenant as of September 30, 2017, with an estimated ratio of 43%.

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

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for the 2017 Debt Facilities and the INSW Facilities for the three and nine months ended September 30, 2017 was $10,935 and $28,651, respectively and for the three and nine months ended September 30, 2016 was $9,212 and $29,488, respectively. Interest paid for the 2017 Debt Facilities and INSW Facilities for the three and nine months ended September 30, 2017 was $10,165 and $26,897, respectively and for the INSW Facilities for the three and nine months ended September 30, 2016 was $8,471 and $26,097, respectively.

Debt Modifications, Repurchases and Extinguishments

During the three and nine months ended September 30, 2017, the Company incurred issuance costs aggregating $2,191 and $24,197, respectively, in connection with the 2017 Debt Facilities. Issuance costs paid to all lenders and third-party fees associated with lenders of the 2017 Debt Facilities who had not participated in the INSW Facilities aggregating $15,067 were capitalized as deferred finance charges. Third party fees associated with the First Amendment and with lenders of the 2017 Debt Facilities who had participated in the INSW Facilities aggregating $1,191 and $9,130, for the three and nine months ended September 30, 2017, respectively, were expensed and are included in third-party debt modification fees in the unaudited condensed consolidated statement of operations. In addition, an aggregate net loss of $7,020 for the nine months ended September 30, 2017 realized on the modification of the Company’s debt facilities, is included in other income/(expense) in the unaudited condensed consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Issuance costs incurred with respect to the 2017 Debt Facilities have been treated as a reduction of debt proceeds.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The aggregate net losses of $2,368 and $1,342 realized on these transactions for the three and nine months ended September 30, 2016, respectively, is included in other income/(expense) in the unaudited condensed consolidated statement of operations. The net loss reflects a $2,368 and $5,097, respectively, write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions for the three and nine months ended September 30, 2016, which were treated as partial extinguishments and a $3,755 discount on repurchase of debt for the nine months ended September 30, 2016. Third party legal and consulting fees (aggregating $225) incurred by INSW in relation to the open market repurchases are included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

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

As of September 30, 2017 and December 31, 2016, the Company has recognized a reserve for uncertain tax positions of $151 and $153, respectively, and accrued interest of $33 and $33, respectively, in noncurrent other liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Corporate Overhead Allocations from OSG

During the three and nine months ended September 30, 2016, the Company benefited from certain corporate functions provided by OSG. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of OSG. An allocation of these corporate expenses, including legal costs related to certain litigation undertaken by OSG, is reflected in the condensed consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by OSG was not subject to allocation because it was not directly related to the INSW business.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reorganization items, net for the nine months ended September 30, 2016 includes a credit for the recovery of costs allocated to INSW in prior years related to certain litigation undertaken by OSG that was settled by OSG in February 2016. Details of the amounts allocated from OSG during the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Corporate overhead allocations from OSG
General and administrative	$-	$5,442	$-	$18,915
Depreciation	-	140	-	467
Separation and transition costs	-	1,961	-	3,183
Reorganization items, net	-	3,849	-	(102)
Total corporate overhead allocations from OSG	$-	$11,392	$-	$22,463

Transition Services Agreement

During the three and nine months ended September 30, 2017, INSW earned fees totaling $2 and $63, respectively, for services provided to OSG and incurred fees totaling $0 and $126, respectively, for services received from OSG, pursuant to the terms of the Transition Services Agreement, which ended in June 2017.

Payable to OSG aggregating $285 and $683 as of September 30, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG.

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

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guaranteed the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. In addition, INSW continues the MOQ Guarantee for the period ended on the novation date of the service contracts for MOQ, which period will end when the Qatari authorities determine that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts for tax periods through the novation date.

INSW maintains a guarantee in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantee, the ‘‘LNG Performance Guarantee’’). INSW will pay QGTC an annual fee of $100 until such time that QGTC ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements.

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW pays a $125 fee per year to OSG, which will increase to $135 per year in 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital Contributions from OSG and Dividends Paid to OSG

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

During the nine months ended September 30, 2016, INSW made dividend distributions to OSG totaling $202,000.

Note 12 — Capital Stock and Stock Compensation:

The Company accounts for stock compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share based payment transactions to be measured according to the fair value of the equity instruments issued.

Information regarding share-based compensation awards granted by INSW during the nine months ended September 30, 2017 follows:

Director Compensation - Restricted Common Stock

The Company awarded a total of 38,938 restricted common stock shares during the nine months ended September 30, 2017 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $20.03 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 7, 2018, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2017, the Company granted 66,503 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $18.91 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2017, the Company awarded 30,856 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2020. The EPS Target and ROIC Target are performance conditions which, as of September 30, 2017, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.73 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $24.35 per RSU.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, during the nine months ended September 30, 2017, INSW granted 20,638 performance-based RSUs (8,756 of which represented the 2017 tranche of the awards originally made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $19.13 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2017, subject to INSW’s ROIC performance for the year ended December 31, 2017 relative to a target rate (the “2017 ROIC Target”) set forth in the award agreements. Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 31, 2018. Achievement of the performance condition in this award is considered probable and accordingly, compensation cost has been recognized beginning on March 29, 2017, the date of the award.

During the nine months ended September 30, 2017, INSW awarded to certain of its senior officers an aggregate of 148,271 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price that ranged from $14.03 to $22.42 per share. The weighted average grant date fair value of the options was $9.23 per option. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates ranging from 1.95% to 2.11%, dividend yields of 0.0%, expected stock price volatility factor of .44, and expected lives at inception of six years, respectively.

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

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 969 and 13,961 shares of common stock during the three and nine months ended September 30, 2017, respectively at an average cost of $19.69 and $18.66, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. During the three and nine months ended September 30, 2017, the Company repurchased and retired 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
	2017	2016
Unrealized losses on derivative instruments	$(33,639)	$(40,317)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,981)	(11,950)
	$(46,620)	$(52,267)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2017 and 2016 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance as of June 30, 2017	$(36,065)	$(12,622)	$-	$(48,687)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(696)	(359)	-	(1,055)
Amounts reclassified from accumulated other comprehensive loss	3,122	-	-	3,122
Total change in accumulated other comprehensive loss	2,426	(359)	-	2,067
Balance as of September 30, 2017	$(33,639)	$(12,981)	$-	$(46,620)

Balance as of June 30, 2016	$(60,884)	$(9,637)	$(42)	$(70,563)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	2,302	350	-	2,652
Amounts reclassified from accumulated other comprehensive loss	3,961	-	-	3,961
Total change in accumulated other comprehensive loss	6,263	350	-	6,613
Balance as of September 30, 2016	$(54,621)	$(9,287)	$(42)	$(63,950)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance as of December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(3,087)	(1,031)	-	(4,118)
Amounts reclassified from accumulated other comprehensive loss	9,765	-	-	9,765
Total change in accumulated other comprehensive loss	6,678	(1,031)	-	5,647
Balance as of September 30, 2017	$(33,639)	$(12,981)	$-	$(46,620)

Balance as of December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(13,368)	1,349	-	(12,019)
Amounts reclassified from accumulated other comprehensive loss	12,193	-	-	12,193
Total change in accumulated other comprehensive loss	(1,175)	1,349	-	174
Balance as of September 30, 2016	$(54,621)	$(9,287)	$(42)	$(63,950)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accumulated Other Comprehensive Loss Component	2017	2016	2017	2016	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,122)	$(3,804)	$(9,634)	$(11,949)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	-	(157)	(131)	(244)	Interest expense

	$(3,122)	$(3,961)	$(9,765)	$(12,193)	Total before and net of tax

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14 — Leases:

1. Charters-in:

As of September 30, 2017, INSW had commitments to charter in seven MR vessels. All of the charters-in, of which three are bareboat charters with expiry dates ranging from November 2017 to June 2018 and four are time charters with expiry dates ranging from June 2018 to July 2018, are accounted for as operating leases. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At September 30, 2017	Amount	Operating Days
2017	$1,610	244
2018	1,841	279
Net minimum lease payments	$3,451	523

Time Charters-in:

At September 30, 2017	Amount	Operating Days
2017	$6,677	733
2018	10,534	968
Net minimum lease payments	$17,211	1,701

The future minimum commitments for time charters-in exclude amounts with respect to vessels chartered-in where the duration of the charter was one year or less at inception but include amounts with respect to workboats employed in the Crude Tankers Lightering business which are cancellable upon 180 days’ notice. Time charters-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because INSW does not pay charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables provide INSW with renewal and purchase options.

2. Charters-out:

At September 30, 2017, the future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable bareboat and time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At September 30, 2017	Amount	Revenue Days
2017	$10,897	749
2018	2,305	282
Future minimum revenues	$13,202	1,031

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Trustee fees	$-	$20	$-	$60
Professional fees	-	552	-	(3,439)
Other claim adjustments	-	3,277	-	3,277
	$-	$3,849	$-	$(102)

No cash was paid for reorganization items for the nine months ended September 30, 2017 and 2016. Allocations of non-cash reorganization expenses recorded as a capital contribution from/(distribution to) OSG were $3,849 and ($102) for the three and nine months ended September 30, 2016, respectively.

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of September 30, 2017. The next deficit valuation is due March 31, 2018.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £639 ($988) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in June 2017, INSW recorded a reserve of £290 ($388) for a potential assessment by the trustees of the MNRPF as of September 30, 2017.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Galveston Accident

In late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees. In accordance with law, an investigation of the accident is currently underway by the Occupational Safety and Health Administration and local law enforcement. In addition, two lawsuits relating to the accident, each of which claims damages in excess of $25,000, have been filed in state court in Texas (Harris County District Court) and identify a subsidiary of the Company as one of several defendants. The subsidiary has filed its answer to those complaints generally denying the allegations and stating certain affirmative defenses, and has separately filed a motion for declaratory judgment in federal court in Texas (Southern District) seeking judgment that it does not owe contractual indemnification obligations to certain of the other defendants. We believe it is too early to determine what, if any, effect the outcome of this matter will have on us.

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

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

INTERNATIONAL SEAWAYS, INC.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2017, we derived 62% and 65%, respectively, of our TCE revenues from our Crude Tankers segment. For the three and nine months ended September 30, 2016, we derived 65% and 67%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of September 30, 2017, we owned or operated an International Flag fleet of 56 vessels aggregating 6.7 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including seven vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). In addition, during October 2017, the Company entered into agreements to (i) purchase a 2010-built VLCC tanker, which was delivered in November 2017; and (ii) sell a 2004-built MR and a 2002-built MR, which will be delivered to buyers during the fourth quarter of 2017 and the first quarter of 2018, respectively.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 79% and 80%, respectively, of our total TCE revenues in the spot market for the three and nine months ended September 30, 2017, compared with 70% and 76% for the three and nine months ended September 30, 2016, respectively.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of September 30, 2017 and results of operations for the three and nine month periods ended September 30, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2017 at 97.8 million barrels per day (“b/d”) an increase of 1.1 million b/d, or 1.1%, over the same quarter in 2016. The estimate for global oil consumption for all of 2017 is 97.7 million b/d, an increase of 1.7% over 2016. OECD demand in 2017 is estimated to increase by 0.9% to 47.3 million b/d, while non-OECD demand is estimated to increase by 2.2% to 50.4 million b/d.

Global oil production in the third quarter of 2017 totaled 97.9 million b/d, an increase of 0.6 million b/d from the third quarter of 2016. OPEC crude oil production increased in the third quarter of 2017 to 32.7 million b/d from 32.3 million b/d in the second quarter of 2017, an increase of 0.4 million b/d. Non-OPEC production increased by 1.0 million b/d to 58.2 million b/d in the third quarter of 2017 compared with the third quarter of 2016. The U.S. Energy Information Administration (“EIA”) estimates that crude oil production in the U.S. increased by 0.1 million b/d from 9.1 million b/d in April 2017 to 9.2 million b/d in July.

U.S. refinery throughput increased by 0.6 million b/d to 17.6 million b/d in July 2017 compared with July 2016. U.S. crude oil imports decreased by about 0.3 million b/d in July 2017 compared with July 2016 with imports from OPEC countries decreasing by 0.3 million b/d, an 8% decrease over the same period.

Chinese imports of crude oil continued to be strong with September 2017 levels reaching 9 million b/d. For the period January through August, imports averaged 8.4 million b/d, an increase of over 12% from the same period in 2016.

During the third quarter of 2017, the fleet of vessels over 10,000 dwt increased by 4.6 million dwt as the crude fleet increased by 3.3 million dwt, while the product carrier fleet expanded by 1.3 million dwt. Year over year, the size of the tanker fleet increased by 31.5 million dwt with the largest increases in the VLCC, Suezmax, Aframax and MR sectors.

During the third quarter of 2017, the crude tanker orderbook decreased by 3.7 million dwt, although the VLCC orderbook was unchanged, and the product carrier orderbook decreased by 1.1 million dwt. From the end of the third quarter of 2016 through the end of the third quarter of 2017, the total tanker orderbook declined by 16.2 million dwt with all sectors showing large declines.

INTERNATIONAL SEAWAYS, INC.

VLCC freight rates remained weak during the third quarter of 2017, declining from a high of around $15,000 early in the quarter to a low of around $5,000 in the middle of the quarter before recovering to around $14,000 at the end of the quarter. Freight rates in other segments were mostly lower during the third quarter of 2017, which is the seasonally weakest quarter of the year, compared with the prior quarter although MR rates saw a brief spike following Hurricane Harvey. The previously announced OPEC-led production cuts combined with a heavy newbuilding delivery schedule were largely to blame for the weaker tanker markets during the third quarter. In addition, scheduled 2018 deliveries are still significant. The combination of these factors will likely limit any meaningful recovery in freight rates in the near term. On a more positive note, according to the EIA crude, gasoline and distillate stocks are all down year over year by 2.5%, 1.8% and 14.6%, respectively, for the week ending October 6. Reduced inventories could lead to an increase in demand for shipping to replace oil in storage.

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

Results from Vessel Operations:

During the third quarter of 2017, results from vessel operations increased by $24,009 to a loss of $23,749 from a loss of $47,758 in the third quarter of 2016. This principally reflects lower vessel impairment charges in the current period offset by a decline in TCE revenues.

TCE revenues decreased in the current quarter by $20,677, or 27%, to $56,489 from $77,166 in the third quarter of 2016. Approximately $20,264 of this decrease was due to a decline in average daily rates across INSW’s fleet sectors.

During the first nine months of 2017, results from vessel operations decreased by $54,500 to a loss of $20,050 from income of $34,450 in the first nine months of 2016. This decrease primarily resulted from reduced TCE revenues, the incurrence of third-party debt modification fees (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements), and increased charter hire expense. Such impacts were partially offset by decreases in vessel impairment charges and general and administrative expenses in the current period.

The decrease in TCE revenues in the first nine months of 2017 of $92,929, or 31%, to $209,901 from $302,830 in the corresponding prior year period primarily reflected lower average daily rates across INSW’s fleet sectors, which accounted for approximately $91,346 of the overall decrease.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
TCE revenues	$34,905	$50,156	$136,695	$204,059
Vessel expenses	(22,880)	(20,918)	(64,980)	(62,545)
Charter hire expenses	(3,050)	(2,545)	(10,894)	(5,977)
Depreciation and amortization	(14,798)	(13,265)	(41,149)	(39,225)
Adjusted (loss)/income from vessel operations (a)	$(5,823)	$13,428	$19,672	$96,312
Average daily TCE rate	$15,569	$23,177	$21,749	$31,653
Average number of owned vessels (b)	25.5	24.0	24.5	24.0
Average number of vessels chartered-in under operating leases	0.4	0.3	0.6	0.2
Number of revenue days: (c)	2,242	2,164	6,285	6,447
Number of ship-operating days: (d)
Owned vessels	2,347	2,208	6,691	6,576
Vessels spot chartered-in under operating leases (e)	36	30	152	41

(a)	Adjusted (loss)/income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, separation and transition costs and loss on disposal of vessels, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate, and excludes revenue and revenue days, for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended September 30,
ULCC:
Average rate	$-	$32,175	$-	$44,850
Revenue days	-	92	-	92
VLCC:
Average rate	$16,171	$27,760	$25,797	$40,034
Revenue days	635	90	569	145
Suezmax:
Average rate	$14,464	$-	$-	$-
Revenue days	133	-	-	-
Aframax:
Average rate	$10,762	$-	$15,370	$-
Revenue days	588	-	643	-
Panamax:
Average rate	$11,118	$12,014	$13,837	$21,140
Revenue days	267	376	415	271

Nine Months Ended September 30,
ULCC:
Average rate	$-	$35,607	$-	$43,198
Revenue days	-	273	-	274
VLCC:
Average rate	$26,628	$37,383	$45,695	$40,593
Revenue days	1,847	268	1,619	533
Suezmax:
Average rate	$14,464	$-	$-	$-
Revenue days	133	-	-	-
Aframax:
Average rate	$13,143	$-	$23,321	$-
Revenue days	1,801	-	1,905	-
Panamax:
Average rate	$12,986	$15,759	$20,997	$21,083
Revenue days	1,060	727	1,269	806

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2017, TCE revenues for the Crude Tankers segment decreased by $15,251, or 30%, to $34,905 from $50,156 in the third quarter of 2016. Such decrease resulted primarily from the impact of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $14,060. The decline in TCE revenues also reflects a $998 decrease in revenue in the Crude Tankers Lightering business during the current quarter, and a decrease in revenue days in the Panamax and Aframax sectors, which had the effect of decreasing revenue by approximately $1,138. The decrease in Panamax and Aframax revenue days reflects 74 incremental drydock and repair days in the current quarter. Serving to partially offset the declines in revenue were the acquisitions of two 2017-built Suezmaxes, each of which delivered to the Company in July 2017 and had the effect of increasing revenue during the current quarter by a total of $1,804.

Vessel expenses increased by $1,962 to $22,880 in the current quarter from $20,918 in the third quarter of 2016. Approximately $1,158 of the increase was attributable to the Suezmax acquisitions discussed above and the balance of the increase was primarily related to an increase in drydock deviation costs incurred for the Panamax fleet. Charter hire expenses increased by $505 to $3,050 in the third quarter of 2017 from $2,545 in the third quarter of 2016 as a result of an increase in chartered-in workboats employed in the Crude Tankers Lightering business during the current quarter compared with the third quarter of 2016. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the Crude Tankers Lightering business. Depreciation and amortization increased by $1,533 to $14,798 in the third quarter of 2017 from $13,265 in the third quarter of 2016, such increase reflects the delivery of the two Suezmaxes noted above and increased drydock amortization.

During the first nine months of 2017, TCE revenues for the Crude Tankers segment decreased by $67,364, or 33%, to $136,695 from $204,059 in the first nine months of 2016 principally as a result of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $65,172. Further contributing to the decrease was a decrease in revenue days for the VLCC, Aframax and Panamax sectors, which accounted for approximately $9,356 of the decline in TCE revenues. The decrease in VLCC, Aframax and Panamax revenue days was driven by 389 incremental drydock and repair days in the 2017 period. Increased activity levels in the Crude Tankers Lightering business in the first six months of the current year led to a $7,589 increase in revenue to $20,718 from $13,129 in the first nine months of 2016, which partially offset the revenue decreases described above. Also serving to offset the decrease was the impact of the Suezmax deliveries described above.

Vessel expenses increased by $2,435 to $64,980 in the first nine months of 2017 from $62,545 in the prior year’s period. The increase was primarily attributable to the same factors that drove the quarter-over-quarter increase described above, with the additional factor of a reserve of $388, which was recorded during the second quarter of 2017, for a potential assessment by the trustees of the MNRPF, as discussed in Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements. Charter hire expenses increased by $4,917 to $10,894 in the first nine months of 2017 from $5,977 in the first nine months of 2016 resulting from a significant increase in the number of full-service lighterings performed in the Crude Tankers Lightering business in the first six months of 2017 compared with the corresponding 2016 period. Depreciation and amortization increased by $1,924 to $41,149 in the first nine months of 2017 from $39,225 in the third quarter of 2016, such increase resulted primarily from the same factors discussed in the quarter-over-quarter variance described above.

INTERNATIONAL SEAWAYS, INC.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $75 and $4,673 for the three and nine months ended September 30, 2017, respectively, and $1,264 and $2,731 for the three and nine months ended September 30, 2016, respectively. The unfavorable variance in the current quarter’s operating income as compared to the third quarter of the prior year reflects lower margins earned. Such declining margins reflect increased charter hire expense in the current period, as Aframaxes were chartered-in at higher rates, which were driven by the impact of the prevalent hurricane weather activity on spot charter rates. In addition, there were more time chartered-in workboats in the three months ended September 30, 2017 compared to the same period in the prior year. The increase in operating income for the nine months ended September 30, 2017 compared to the first nine months of 2016 was driven by a significant increase in the number of full service lighterings performed in the first half of the year, 17 compared to two in the first six months of 2016.

Product Carriers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
TCE revenues	$21,584	$27,010	$73,206	$98,771
Vessel expenses	(14,248)	(14,633)	(41,166)	(43,222)
Charter hire expenses	(6,908)	(7,067)	(21,452)	(20,445)
Depreciation and amortization	(5,696)	(6,885)	(16,994)	(20,523)
Adjusted (loss)/income from vessel operations	$(5,268)	$(1,575)	$(6,406)	$14,581
Average daily TCE rate	$9,915	$12,194	$11,193	$14,829
Average number of owned vessels	17.5	18.0	17.8	18.0
Average number of vessels chartered-in under operating leases	7.0	6.7	6.8	6.9
Number of revenue days	2,177	2,215	6,540	6,661
Number of ship-operating days:
Owned vessels	1,608	1,656	4,866	4,932
Vessels bareboat chartered-in under operating leases	276	276	819	822
Vessels time chartered-in under operating leases	366	342	1,040	1,067

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2017 and 2016, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended September 30,
LR2:
Average rate	$11,964	$-	$17,992	$-
Revenue days	91	-	92	-
LR1:
Average rate	$11,078	$13,685	$15,312	$21,613
Revenue days	251	100	92	270
MR:
Average rate	$10,063	$5,294	$10,690	$11,543
Revenue days	1,630	92	1,577	184

Nine Months Ended September 30,
LR2:
Average rate	$13,267	$-	$22,659	$-
Revenue days	272	-	273	-
LR1:
Average rate	$12,298	$17,040	$22,507	$21,120
Revenue days	447	615	269	793
MR:
Average rate	$11,055	$5,358	$13,880	$11,227
Revenue days	4,919	274	4,804	521

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2017 TCE revenues for the Product Carriers segment decreased by $5,426, or 20%, to $21,584 from $27,010 in the third quarter of 2016. This decrease reflected declining average daily blended rates earned in all Product Carrier fleet sectors, which accounted for $5,038 of the overall decrease.

Depreciation and amortization decreased by $1,189 to $5,696 in the third quarter of 2017 from $6,885 in the third quarter of 2016, principally due to the impact of reductions in vessel bases that resulted from impairment charges on nine vessels recorded in the third and fourth quarters of 2016.

During the first nine months of 2017, TCE revenues for the Product Carriers segment decreased by $25,565, or 26%, to $73,206 from $98,771 in the first nine months of 2016. This decrease resulted primarily from significant period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors, which accounted for a decrease in revenue of approximately $24,103. A 132-day decrease in MR revenue days driven by the Company’s sale of a 2001-built MR, which was delivered to buyers in August 2017 and an increase in drydock and repair days in the current period, also contributed approximately $1,743 of the overall decrease.

Charter hire expenses increased by $1,007 to $21,452 in the first nine months of 2017 from $20,445 in the first nine months of 2016, reflecting an increase in the daily charter hire rates for the Company’s bareboat chartered-in MR fleet, which was effective beginning in the fourth quarter of 2016, partially offset by decreases in the daily charter hire rates for the Company’s time chartered-in MR fleet which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $3,529 to $16,994 in the first nine months of 2017 from $20,523 in the first nine months of 2016, resulting from the reductions in vessel bases described above.

General and Administrative Expenses

During the third quarter of 2017, general and administrative expenses decreased by $1,129 to $6,603 from $7,732 in the third quarter of 2016. This decrease reflects declines of approximately $548 in compensation and benefits related costs and $581 in legal, accounting, consulting and other overhead expenses. Such reductions resulted from the Company streamlining its structure in conjunction with its spin-off from OSG.

For the nine months ended September 30, 2017, general and administrative expenses decreased by $5,500 to $18,143 from $23,643 for the same period in 2016. The structural changes discussed above drove the decline and resulted in reductions of $2,875 and $2,625 in compensation and benefits related costs and legal, accounting, consulting and other overhead expenses, respectively.

Third-Party Debt Modification Fees

Third-party legal and consulting fees associated with the refinancing of the INSW Facilities and the First Amendment of the 2017 Debt Facilities aggregating $1,191 and $9,130 were incurred and expensed during the three and nine months ended September 30, 2017, respectively. Such costs were expensed in accordance with the relevant accounting guidance which stipulates that third-party costs incurred in relation to debt modifications are to be expensed as incurred.

INTERNATIONAL SEAWAYS, INC.

Separation and Transition Costs

Separation and transition costs were income of $543 and an expense of $488 during the three and nine months ended September 30, 2017, respectively. In addition, approximately $0 and $731 of the net expense incurred during the three and nine months ended September 30, 2017, respectively, were related to INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during a defined transitional period, which ended in June 2017. Separation and transition costs for the three and nine months ended September 30, 2017 also reflect fees totaling $0 and $126, respectively, incurred by INSW for services received from OSG offset by approximately $2 and $63, respectively, in fees earned for services provided to OSG, pursuant to the terms of the Transition Services Agreement entered into on November 30, 2016.

Separation and transition costs recorded for the three and nine months ended September 30, 2017, reflects a reduction in separation costs that were originally allocated to INSW on November 30, 2016 pursuant to the Separation and Distribution Agreement, aggregating $630.

Separation and transition costs were $2,162 and $3,425 during the three and nine months ended September 30, 2016.

Equity in Income of Affiliated Companies:

During the third quarter of 2017, equity in income of affiliated companies increased marginally by $308 to $12,796 from $12,488 in the third quarter of 2016.

During the first nine months of 2017, equity in income of affiliated companies increased by $4,175 to $40,268 from $36,093 in the first nine months of 2016. This increase was principally attributable to increases in earnings from the two FSO joint ventures and the LNG joint venture of $1,733 and $2,413, respectively. The increase in earnings from the FSO joint ventures reflects lower depreciation expense in the current period as a result of decreases in the Company’s bases in the FSO joint ventures following impairment charges recorded in relation to our investments in the fourth quarter of 2016 and lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. These expense reductions more than offset the impact of a reduction in revenues of $1,660, attributable to the commencement of the new service contracts described below. The increase in earnings from the LNG joint venture was primarily driven by reimbursements received from the joint venture’s charterer during the three months ended March 31, 2017 for drydock expenditures incurred in prior years that were recognized in the second and third quarters of 2017 and lower interest expense resulting from a decrease in outstanding debt principal amounts in the current period.

Revenue generated by the FSO joint ventures for the second half of 2017 is expected to be lower than revenue generated during the first half of 2017, as charter rates in the five-year service contracts awarded in May 2017, which commenced in the third quarter of 2017, are lower than the charter rates included in the service contracts under which the FSO joint ventures operated as of June 30, 2017. As a result of the FSO joint ventures repaying their debt obligations in full during July 2017, interest expense is expected to be less in the second half of 2017 than it was during the first half of 2017.

Overall, over the term of the five-year service contracts with NOC described above, the FSO joint ventures are expected to generate in excess of $180,000 of EBITDA for the Company.

Other (Expense)/Income:

Other expense was $6,484 for the nine months ended September 30, 2017 compared with $1,003 for the first nine months of 2016. The current period expense consists primarily of the write-off of $7,020 in unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Such charges were partially offset by interest income on cash balances and insurance claim recoveries. Similarly, the prior period expense consists of a net loss of $1,342 realized on the repurchases and mandatory prepayments of the INSW Term Loan during 2016, which included a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with such principal reductions, which were treated as partial extinguishments.

INTERNATIONAL SEAWAYS, INC.

Interest Expense:

Interest expense was $11,030 and $29,071 for the three and nine months ended September 30, 2017, respectively, compared with $9,519 and $29,951 for the three and nine months ended September 30, 2016, respectively. Interest expense for the three months ended September 30, 2017 is higher than interest expense for the three months ended September 2016 primarily due to the higher average interest rates and average outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017. The decrease in interest expense for the nine months ended September 30, 2017 from the prior year’s comparable period reflects the impact of higher average outstanding principal balances during the first six months of 2016 compared with the first six months of 2017 as a result of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan during 2016. Such decrease was partially offset by higher amortization of deferred finance costs in the 2017 period aggregating $507 attributable to costs incurred to amend the INSW Facilities in 2016 and costs related to the 2017 Debt Facilities. Refer to Note 9, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

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

INTERNATIONAL SEAWAYS, INC.

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net (loss)/income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss)/income	$(21,816)	$(50,862)	$(15,368)	$39,534
Income tax provision	23	(20)	31	157
Interest expense	11,030	9,519	29,071	29,951
Depreciation and amortization	20,528	20,376	58,243	60,482
EBITDA	9,765	(20,987)	71,977	130,124
Third-party debt modification fees and costs associated with repurchase of debt	1,191	85	9,130	225
Separation and transition costs	(543)	2,162	488	3,425
Loss on disposal of vessels and other property including impairments	5,406	49,640	5,406	49,469
Write-off of deferred financing costs	-	2,368	7,020	5,097
Discount on repurchase of debt	-	-	-	(3,755)
Reorganization items, net	-	3,849	-	(102)
Adjusted EBITDA	$15,819	$37,117	$94,021	$184,483

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2017 was approximately $96,000 compared with $126,000 at December 31, 2016. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash decreased by approximately $18,600 during the nine months ended September 30, 2017. This decrease reflects $1,546 in scheduled quarterly amortization of the INSW Term Loan in the first quarter of 2017 and the repayment of the $458,416 remaining principal balance of the INSW Term Loan as of June 22, 2017, $118,369 in cash used for vessel acquisitions and betterments, cash used in operating activities of $3,681 and $3,177 in cash used in repurchases of the Company’s common stock. Such cash outflows were partially offset by proceeds from the issuance of the 2017 Debt Facilities (described below), net of issuance and deferred financing costs, of $534,963, net distributions received from affiliated companies of $24,620 and net proceeds from the sale of a 2001-built MR of $7,662. The drawdown and repayment activity under the 2017 Revolver Facility (described below) during the nine months ended September 30, 2017, had no net impact on the Company’s cash balance (other than increased interest payments of approximately $197 included in cash used in operating activities) as all drawdowns were repaid in full.

INTERNATIONAL SEAWAYS, INC.

As of September 30, 2017, we had total liquidity on a consolidated basis of $123,390 comprised of $73,390 of cash and $50,000 of undrawn revolver capacity.

As of September 30, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $525,698 and a total debt to total capitalization of 31.0%, which compares with 26.6% at December 31, 2016.

Sources, Uses and Management of Capital

Net cash used in operating activities in the nine months ended September 30, 2017 was $3,681. In addition to future operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. As described in Note 9, “Debt,” in the accompanying condensed consolidated financial statements, in June 2017 INSW, along with its wholly owned subsidiary, International Seaways Operating Corporation (the “Administrative Borrower” or “ISOC”) and certain of its subsidiaries entered into secured debt facilities with a syndicate of lenders party thereto, consisting of (i) a revolving credit facility of $50,000 and (ii) a term loan of $500,000 containing an accordion feature whereby the 2017 Term Loan Facility could be increased up to an additional $50,000 subject to certain conditions. The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement). This refinancing extended the maturity of the Company’s debt facilities by approximately three years and provided the Company with certain structural benefits as well.

On June 22, 2017, the 2017 Term Loan Facility was drawn and the proceeds therefrom were used to repay the $458,416 outstanding balance under the INSW Facilities and to pay certain expenses related to the refinancing. The remaining proceeds will be used for general corporate purposes, including fleet renewal and growth.

On July 19, 2017, the Company drew down $50,000 under the 2017 Revolver Facility and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities to increase the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. No other terms of the 2017 Debt Facilities were amended. The proceeds of such borrowings were used in part to finance the purchase of two 2017-built Suezmax tankers that were delivered to the Company in July 2017. On August 18, 2017, the outstanding balance under the 2017 Revolver Facility was repaid in full using cash on hand and proceeds of the sale of the 2001-built MR described above.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, repurchase our outstanding shares and repay or repurchase our outstanding loan facilities. A portion of Excess Cash Flow (as defined in the 2017 Debt Facilities credit agreement) must be used to prepay the outstanding principal balance of 2017 Term Loan Facility. To the extent permitted under the terms of the 2017 Debt Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet. We financed the purchase of the 2010-built VLCC, which was delivered in November 2017 through a combination of cash-on-hand and a $30,000 draw on the 2017 Revolver Facility.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2017, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

INTERNATIONAL SEAWAYS, INC.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the LNG Joint Venture had total bank debt outstanding of $607,704 that was nonrecourse to the Company. The FSO Joint Venture’s debt matured in July 2017 and was accordingly repaid, together with all amounts remaining under related interest rate swap agreements, by the FSO Joint Venture.

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

INSW maintains a guarantee in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantee, the ‘‘LNG Performance Guarantee’’). INSW will pay QGTC an annual fee of $100 until such time that QGTC ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements.

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW pays a $125 fee per year to OSG, which will increase to $135 per year in 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2017 follows:

						Beyond
	2017	2018	2019	2020	2021	2021	Total
2017 Term Loan - floating rate(1)	$19,752	$63,941	$62,499	$60,710	$58,738	$454,145	$719,785
Operating lease obligations (2)
Bareboat Charter-ins	1,610	1,841	-	-	-	-	3,451
Time Charter-ins	6,677	10,534	-	-	-	-	17,211
Total	$28,039	$76,316	$62,499	$60,710	$58,738	$454,145	$740,447

INTERNATIONAL SEAWAYS, INC.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective LIBOR rate as of September 30, 2017 of 1.24% and applicable margins for the 2017 Term Loan Facility of 5.5%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2017. Amounts shown for the 2017 Term Loan Facility for years subsequent to 2018 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of September 30, 2017, the Company had charter-in commitments for 7 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

During the nine months ended September 30, 2017, the Company was party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the Term Loan. The Interest Rate Cap agreement contained no leverage features and had a cap rate of 2.5% through the termination date of February 5, 2017.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.      Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2016 Form 10-K, except for the following:

Risks Related to Our Industry

Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.

INSW’s vessels and their cargoes are at risk of being damaged or lost, and its vessel crews and shoreside employees are at risk of injury or death, because of events including, but not limited to:

•	marine disasters;
•	bad weather;
•	mechanical failures;
•	human error;
•	war, terrorism and piracy;
•	grounding, fire, explosions, collisions and other accidents; and
•	other unforeseen circumstances or events.

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

While the Company carries insurance to protect against certain risks involved in the conduct of its business, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed INSW’s $1 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, INSW may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and INSW cannot guarantee that any particular claim will be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, INSW may not be able to timely obtain a replacement ship or may suffer other consequential harm or difficulties in the event of a loss. INSW may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the protection and indemnity associations through which INSW obtains insurance coverage for tort liability. INSW’s payment of these calls could result in significant expenses which would reduce its profits and cash flows or cause losses.

INTERNATIONAL SEAWAYS, INC.

Risks Related to Our Company

The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems or those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in the unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.

The Company collects, stores and transmits sensitive data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third party vendors. In addition, we rely on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The secure storage, processing, maintenance, and transmission of this information is critical to INSW’s operations. The Company’s IT network, or those of its customers or third-party vendors, suppliers or counterparties, could be vulnerable to unauthorized access, computer viruses, and other security problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.

The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers, damage its brand, and increase its costs.

Risks Related to Legal and Regulatory Matters

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business. For example, in late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees.  In accordance with law, an investigation of the accident is currently underway, and filed lawsuits have identified several defendants, including a subsidiary of the Company.  The Company believes it is too early to determine what, if any, effect the outcome of this matter will have on us.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s tariffs, rates, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in the 2016 Form 10-K; Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” in the 2016 Form 10-K; and Note 16, “Contingencies,” to the Company’s condensed consolidated financial statements set forth in Item 1, “Financial Statements” in this Form 10-Q.

INTERNATIONAL SEAWAYS, INC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

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

During the month of September 2017, the Company repurchased 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177. The maximum number of shares that may still be purchased under the program as of September 30, 2017 was 1,350,907 shares, which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased during the third quarter of 2017. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s 2017 Term Loan Facility.

.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Amendment to Employment Agreement with Executive

On November 7, 2017, we entered into an amendment to our employment agreement (the “Amendment") with our Vice President and Controller capping his Separation Payment (as defined therein) at an amount equal to his target bonus.  The foregoing is a summary of the material terms of the Amendment only, and is qualified in its entirety by the complete terms of the Amendment, which is filed as an exhibit to this Form 10-Q.

Item 6.         Exhibits

See Exhibit Index on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 9, 2017	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 9, 2017	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

10.1	Amendment to Employment Agreement of Vice President and Controller

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

