Form 10-K
period 2017-12-31
International Seaways, Inc.
filed 2018-03-12
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $345,830,880, based on the closing price of $21.67 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of March 7, 2018: common stock, no par value, 29,107,398 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References to “OSG” refer to Overseas Shipholding Group, Inc., our former parent company, prior to our spin-off on November 30, 2016.

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

The public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

i

•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in INSW’s revenues;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of INSW’s vessels by maritime claimants;
•	changes in laws, treaties or regulations;
•	the impact that Brexit might have on global trading parties.

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

v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trades. At December 31, 2017, the Company owned or operated a fleet of 55 vessels (totaling an aggregate of 7.0 million dwt and 864,800 cbm), all of which operated in the International Flag market. The Marshall Islands is the principal flag of registry of the Company’s vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

The Company’s vessel operations are organized into two segments: Crude Tankers and Product Carriers. Our 55-vessel fleet consists of ULCC, VLCC, Suezmax, Aframax, and Panamax crude tankers, as well as LR1, LR2 and MR product carriers. Through joint venture partnerships, our fleet also includes ownership interests in four LNG carriers and two FSO service vessels (together the “JV Vessels”).

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

Fleet Renewal

In line with the Company’s overall fleet growth and renewal strategy, during 2017 the Company acquired two 2017-built Suezmax tankers and a 2010-built VLCC tanker and entered into agreements to sell four MRs with build dates ranging from 2001 to 2004 and an average age of 14.7 years. Two of these MRs were delivered to buyers during 2017 and the remaining two were delivered to buyers during the first quarter of 2018.

In December 2017, the Company entered into a binding Letter of Intent (“LOI”) to acquire the holding companies for six 300,000 DWT VLCCs with an average age of 1.7 years from Euronav NV (“Euronav”) in connection with the closing of Euronav’s announced acquisition of Gener8 Maritime, Inc. (“GNRT”). The purchase price for the six-vessel acquisition is $434,000, inclusive of assumed debt. The transaction is subject to a number of closing conditions, including (i) consummation of Euronav’s announced acquisition of GNRT, (ii) amendment of the Company’s existing credit facility as required to consummate the transaction, (iii) the Company’s receipt of financing necessary to consummate the transaction, (iv) completion of the Company’s due diligence to its reasonable satisfaction, (v) execution of a definitive stock purchase agreement and (vi) receipt of all required third-party consents, third-party approvals and regulatory approvals. The transaction is expected to close in the second quarter of 2018. Either party is permitted to terminate the LOI on or after March 31, 2018 if the parties have not entered into a definitive stock purchase agreement by such date and the party terminating the LOI is not otherwise in breach thereof. INSW intends to fund the transaction with a combination of available liquidity, the assumption of all or part of the debt currently secured by the vessels and/or new third-party financing.

Following the closing of the transaction, the Company is expected to have a total fleet of 59 vessels, which reflects the sales in 2018 of the two MRs discussed above.

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

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the International Flag market. Our fleet maintains one of the largest global footprints in the tanker market. Our market position allows us or the commercial pools in which we participate to maintain our long-standing relationships with many of the largest energy companies, which in some cases date back for more than 17 years. We selectively seek out time charters on certain of our vessels, usually one to two years, to oil companies, traders and our partners to complement our spot market exposure. We will continue to pursue an overall chartering strategy which blends a substantial spot rate exposure that provides us with higher returns when the more volatile spot market is stronger with short-term time charters that provide more stable cash flows.

•	Significantly enhance cash flows through spot market exposure and participation in commercial pools.

We expect to continue to deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy presently offers significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. We also anticipate continuing to use commercial pools as our principal means of participation in the spot market. We currently participate in seven commercial pools — Tankers International (“TI”), Sigma Tankers (“SIGMA”), Blue Fin Tankers (“BLUE FIN”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), Navig8 Tankers – Alpha 8 (“NAVIG8-ALPHA8”) and Navig8 Tankers – MR (“NAVIG8-MR”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates, resulting in TCE revenues that exceed those we believe could be achieved operating those vessels outside of a commercial pool.

•	Generate stable cash flows through time charters.

We seek to selectively employ a portion of our vessels on short-term time charters that provide consistent cash flows. One of our VLCCs, the Overseas Sakura, is on charter to a major oil company through April 2018 and six of our Panamax/LR1s are on time charters to our partners in the PI pool that expire between June 2018 and August 2018. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We will continue to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we will continue to execute on our plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or existing newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to continue to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities have and will continue to help us maintain a diverse, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

2
International Seaways, Inc.

Maintain a strong and flexible financial profile.

As of December 31, 2017, we had total liquidity on a consolidated basis of $91 million, comprised of $71 million of cash (including $11 million of restricted cash) and $20 million of remaining undrawn revolver capacity. We seek to maintain a strong balance sheet as we believe it will provide financial flexibility to take advantage of attractive strategic opportunities we may identify during the low end of the tanker cycle to increase our asset base and earnings potential.

Customers

INSW’s ultimate customers, including those of the pools in which we participate, include major independent and state-owned oil companies, oil traders, refinery operators and international government entities.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2017, INSW’s operating fleet consisted of 55 vessels, 43 of which were owned and 6 of which were chartered in. In addition, through joint venture partnerships, INSW has ownership interests in six vessels. Vessels chartered-in include bareboat charters and time charters. The six chartered-in vessels are currently scheduled to be redelivered to their owners between April 2018 and July 2018. Certain of the charters provide INSW with renewal and purchase options, which are currently at above-market levels. See Note 15, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2017
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt(2)
International Flag Fleet
Crude Tankers
VLCC and ULCC	10	10.0	-	-	10	10.0	3,194,100
Suezmax	2	2.0	-	-	2	2.0	316,864
Aframax	7	7.0	-	-	7	7.0	787,859
Panamax	8	8.0	-	-	8	8.0	555,504
Total	27	27.0	-	-	27	27.0	4,854,327
Product Carriers
LR2	1	1.0	-	-	1	1.0	109,999
LR1	4	4.0	-	-	4	4.0	297,710
MR(3)	11	11.0	6	6.0	17	17.0	822,748
Total	16	16	6	6.0	22	22.0	1,230,457
Total Owned and Operated Fleet	43	43.0	6	6.0	49	49.0	6,084,784
JV Vessels
FSO	2	1.0	-	-	2	1.0	873,916
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total Operating Fleet	49	46.0	6	6.0	55	52.0	6,958,700 and 864,800 cbm

(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at inception.
(2)	LNG Carrier capacity described in cbm.
(3)	Includes a 2002-built MR which was held for sale as of December 31, 2017 and a 2004-built MR, both of which were delivered to buyers during the first quarter of 2018.

Business Segments

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based largely on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established two reportable business segments: Crude Tankers and Product Carriers.

3
International Seaways, Inc.

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2017, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers and Product Carriers

Our Crude Tankers reportable business segment is made up of a ULCC and a fleet of VLCCs, Suezmaxes, Aframaxes and Panamaxes engaged in the worldwide transportation of unrefined petroleum. This segment also includes our crude tankers lightering business. Our Product Carriers reportable business segment consists of a fleet of MRs, LR1s and an LR2 engaged in the worldwide transportation of crude and refined petroleum products. Our diverse fleet gives INSW the ability to provide a broad range of services to global customers.

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

In order to enhance vessel utilization and TCE revenues, the Company has deployed its International Crude Tankers and Product Carriers into various commercial pools, commercial management agreements and time charters. See “— Commercial Pools and other Commercial Management Arrangements” below.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 80% of the Company’s aggregate TCE revenues in 2017, 76% in 2016 and 90% in 2015. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters and increased demand for gasoline prior to the summer driving season in the United States. Available tonnage is affected over time by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards and regulatory compliance standards.

Time and Bareboat Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 20% of the Company’s TCE revenues in 2017, 24% in 2016, and 10% in 2015. In 2017, our two FSO joint venture vessels commenced five-year service contracts expiring 2022 and our four LNG joint venture vessels are employed under 25-year time charters that expire between 2032 and 2033, with two five-year option periods thereafter.

Commercial Pools and other Commercial Management Arrangements

The Company currently utilizes third-party managed pools as the principal commercial strategy for its vessels. By operating a large number of vessels as an integrated transportation system, commercial pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools are commercially managed by experienced commercial operators that, among other things, arrange charters for the vessels participating in the pool in exchange for an administrative fee. Technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas that capture the contribution of each vessel to the pool by:

4
International Seaways, Inc.

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

The table below summarizes the commercial deployment of INSW’s conventional tanker fleet as of December 31, 2017. This table excludes (i) a 2002-built MR, which was held for sale as of December 31, 2017 and subsequently delivered to its buyer in January 2018; and (ii) a ULCC, which was redelivered from an expired time charter-out in December 2017 and seeking new employment as of December 31, 2017.

	Vessel Class
	ULCC /
Commercial Deployment	VLCC	Suezmax	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International (1)	7	-	-	-	-	-	-	7
Sigma Tankers	-	-	7	-	-	-	-	7
Blue Fin Tankers	-	2	-	-	-	-	-	2
Panamax International	-	-	-	2	-	4	-	6
Navig8 Tankers - Alpha8	-	-	-	-	1	-	-	1
Navig8 Tankers - MR	-	-	-	-	-	-	2	2
Clean Product Tankers Alliance	-	-	-	-	-	-	13	13
Time / Bareboat charter-out	1	-	-	6	-	-	1	8
Commercial Management Agreements	1	-	-	-	-	-	-	1
Total	9	2	7	8	1	4	16	47

(1)	Assuming all the VLCCs to be acquired upon the completion of the proposed Euronav-GNRT merger transaction (including the 6 vessels we intend to acquire) are added to the TI Pool, we believe the increased size of TI Pool’s fleet and the resulting fleet efficiencies gained will provide greater options for cargo end-users and enhance pool earnings by increasing cargo triangulation opportunities.

Technical Management

We have agreements with a third-party manager to outsource the technical management of the Company’s conventional tanker fleet. The manager supervises the technical management of our vessels to ensure consistent quality and integrity of our operations. Experienced crews are dedicated within the technical manager’s organization to serve only on our vessels. We continue to hire the crew, with the manager acting as agent on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the International Maritime Organization and the U.S. Coast Guard.

The JV Vessels are technically managed by the Company’s joint venture partners.

5
International Seaways, Inc.

Joint Ventures

The Company also has interests in the following joint ventures:

•	The Company has a 50% interest in two joint ventures with Euronav NV, each of which owns an FSO service vessel (collectively the “FSO Joint Venture”). North Oil Company (“NOC”) awarded service contracts for the joint venture to provide two vessels to NOC to perform FSO services in the Al Shaheen Field off the shore of Qatar until 2022. The two custom-made FSO service vessels, each having a capacity of three million barrels, have been serving the Al Shaheen field without interruption since 2010. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter. The long-term bank financing obtained by the FSO Joint Venture was paid off at maturity in July 2017.

•	The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers (the “LNG Joint Venture”). These LNG Carriers are chartered out to Qatar Liquefied Gas Company Limited (2) under 25-year time charters that expire between 2032 and 2033. Each charter provides the charterer with options to (i) extend the respective charter for up to ten additional years at amounts set in the charter and (ii) purchase the vessel during the charter term at amounts set in the charter which decline over the period of the charter. In accordance with the terms of the charter, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter.

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

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the International Standards Organization (“ISO”), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, INSW has an open reporting system on all of its ships, whereby seafarers can anonymously report possible violations of INSW’s or its third-party technical manager’s policies and procedures. All open reports are investigated and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2017, the Company had approximately 1,577 employees comprised of 1,536 seafarers employed on INSW’s fleet and 41 shore side staff. The seafarers are hired by the technical manager acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

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

6
International Seaways, Inc.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. INSW’s vessels operate in a heavily regulated environment and are subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels operate or are registered.

The Company's vessels undergo regular and rigorous safety inspections and audits which are conducted by the ships’ third party managers. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require INSW to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require INSW to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change forged a new international framework in December 2015 (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stocktake, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement.

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

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period will be for the full year 2019.

7
International Seaways, Inc.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. This finding in itself does not impose any requirements on industry or other entities. Although the EPA has promulgated certain regulations to restrict GHG emissions, subject to review and possible revocation by the current administration, to date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on March 1, 2018 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $192 per ton of the vessel’s tonnage, with a maximum liability of $20.2 million. Under the 1992 Protocol, the liability of the owner is limited to $4.3 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $606 per gross ton thereafter, with a maximum liability of $86.1 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.5 million plus $910 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $129.5 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these instruments must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of insurance in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

The United States is not a party to the 1969 Convention or the 1992 Protocol. See “- U.S. Environmental and Safety Restrictions and Regulations” below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and exclusive economic zones, of states that are party to it. Vessels operating internationally are subject to it, if sailing within the territories of those countries that have implemented its provisions (which does not include the United States). Key features of this convention are compulsory insurance or other financial security for vessels over 1,000 gross tons to cover the liability of the registered owner for pollution damage and direct action against the insurer. The Company believes that its vessels comply with these requirements.

8
International Seaways, Inc.

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

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, INSW has adopted Shipboard Marine Pollution Emergency Plans , which cover potential releases not only of oil but of any noxious liquid substances . Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to United States and EU ports.

The International Convention for the Control and Management of Ships' Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species has been identified as one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Tankers must take on ballast water in order to maintain their stability and draft, and must discharge the ballast water when they load their next cargo. When emptying the ballast water, which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

The BWM Convention was adopted in 2004 and became effective on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard is met by installing treatment systems that render the invasive species non-viable. In addition, each vessel is required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

INSW’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). INSW complies with these regulations through ballast water management plans implemented on each of the vessels in its fleet. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, INSW has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. Compliance with the ballast water requirements effective under the BWM Convention and other regulations may have material impacts on INSW’s operations and financial results, as discussed below under “-U.S. Environmental and Safety Regulations and Standards-Other U.S. Environmental and Safety Regulations and Standards.”

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in the course of the preceding 24 months) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. INSW believes that none of its vessels meet the definitions of a "sub-standard" vessel contained in the EU legislation. EU directives enacted in 2005 and amended in 2009 require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact INSW.

9
International Seaways, Inc.

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

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an EEDI. The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the MEPC, Resolution MEPC.213 (63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. As of December 31, 2018, the SEEMP must include the methodologies to be used for collecting and reported the data required by the IMO’s MRV requirements. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is to be issued for both new and existing ships of 400 gross tons or above. The IEEC shall be issued once for each ship and shall be valid throughout its lifetime, until the ship is withdrawn from service or unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

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

10
International Seaways, Inc.

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

MARPOL

Effective March 1, 2018, pursuant to an amendment to MARPOL Annex V, shippers are required to determine whether or not their cargo is hazardous and classify it in line with the criteria of the United Nations Globally Harmonized System of Classification. Vessels are required to maintain a new format garbage record book, which is divided into two parts: cargo residues and garbage other than cargo residues. The cargo residues part must be further divided into hazardous and non-hazardous to the marine environment cargo. More stringent discharge requirements apply to the former category of cargo residues.

U.S. Environmental and Safety Regulations and Standards

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”), and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile Exclusive Economic Zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company's operations.

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,200 per gross ton or approximately $18.8 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,100 per gross ton or $939,800 per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

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

INSW has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

11
International Seaways, Inc.

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

Other U.S. Environmental and Safety Regulations and Standards

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge.” The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. Each vessel has an USCG approved plan on file with the USCG and onboard the vessel. These plans are regularly reviewed and updated.

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

U.S. Air Emissions Standards

As discussed above, MARPOL Annex VI came into force in the United States in January 2009. In April 2010, EPA adopted regulations implementing the provisions of Annex VI. Under these regulations, vessels subject to the engine and fuel standards of Annex VI must comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal U.S. waters. The Company's vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. INSW’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines apply beginning in 2016 and require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre-2016 levels. The North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. From 2016, NOx after-treatment requirements also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where INSW operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to INSW’s consolidated financial statements.

The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the EPA is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company's vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

13
International Seaways, Inc.

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

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is applicable to all cargo vessels of 500 gross tons plus all passenger ships operating on international voyages, mobile offshore drilling units, as well as port facilities that service them. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel's flag state.

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

14
International Seaways, Inc.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.75 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2017, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.5 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.5 million per policy year for its vessels.

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

15
International Seaways, Inc.

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

In 2017 and 2016, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2018 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors – We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

•	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
•	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
•	regional availability of refining capacity and inventories;
•	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
•	developments in international trade generally;
•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
•	environmental and other legal and regulatory developments and concerns;
•	construction or expansion of new or existing pipelines or railways;
•	weather and natural disasters;
•	competition from alternative sources of energy; and
•	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

•	the number of newbuilding deliveries;
•	the scrapping rate of older vessels;
•	environmental and maritime regulations;
•	the number of vessels being used for storage or as FSO service vessels;
•	the number of vessels that are removed from service;
•	availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated; and
•	port or canal congestion.

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

17
International Seaways, Inc.

•	number of vessels in the world fleet;
•	types and sizes of vessels available;
•	changes in trading patterns affecting demand for particular sizes and types of vessels;
•	cost of newbuildings;
•	prevailing level of charter rates;
•	competition from other shipping companies and from other modes of transportation; and
•	technological advances in vessel design and propulsion.

Crude vessel values generally rose throughout 2014 and 2015, reflecting the higher TCE rates in the market. During 2016 and 2017, vessel sales were sporadic and financing was difficult for many companies to obtain. This resulted in downward pressure on vessel values throughout 2016 and the first half of 2017, while at the same time limiting new orders for newbuildings that would be delivered after 2017. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash through refinancing.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel impairment charges aggregating approximately $88.4 million during 2017 as a result of (i) declines in valuations during 2017 for vessels of certain sizes and ages, (ii) negative changes in forecasted near term charter rates, and (iii) an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to decline, which could adversely affect INSW’s revenues, profitability and cash flows, as well as the value of its vessels.

INSW depends on short term duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2017, 2016 and 2015, INSW derived approximately 80%, 76% and 90%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 12%, 14% and 19% of the existing world tanker fleet as of December 31, 2017, 2016 and 2015, respectively.

Vessel supply is also affected by the number of vessels being used for floating storage, since vessels used for storage are not available to transport crude oil or petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. From December 2014 through much of 2016, current prices of crude oil were generally below future prices, resulting in an increase in vessels engaged in storage. During the latter portion of 2016 and 2017, current prices of crude oil have generally been the same or less than future prices, contributing to a decline in storage of oil at sea which, if sustained over a long period of time, could have a material adverse effect on INSW’s revenues, profitability and cash flows.

Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.

INSW’s vessels and their cargoes are at risk of being damaged or lost and its vessel crews and shoreside employees are at risk of injury or death because of events including, but not limited to:

•	marine disasters;
•	bad weather;

18
International Seaways, Inc.

•	mechanical failures;
•	human error;
•	war, terrorism and piracy;
•	grounding, fire, explosions and collisions; and
•	other unforeseen circumstances or events.

These hazards may result in death or injury to persons; loss of revenues or property; demand for the payment of ransoms; environmental damage; higher insurance rates; damage to INSW’s customer relationships; and market disruptions, delay or rerouting, any or all of which may also subject INSW to litigation. In addition, transporting crude oil and refined petroleum products creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. The operation of tankers also has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers. Furthermore, any such incident could seriously damage INSW’s reputation and cause INSW either to lose business or to be less likely to enter into new business (either because of customer concerns or changes in customer vetting processes). Any of these events could result in loss of revenues, decreased cash flows and increased costs.

While the Company carries insurance to protect against certain risks involved in the conduct of its business, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed INSW’s $1 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, INSW may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and INSW cannot guarantee that any particular claim will be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, INSW may not be able to timely obtain a replacement ship or may suffer other consequential harm or difficulty in the event of a loss. INSW may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the protection and indemnity associations through which INSW obtains insurance coverage for tort liability. INSW’s payment of these calls could result in significant expenses which would reduce its profits and cash flows or cause losses.

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

The current state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.

Global financial markets have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit, deteriorating international liquidity conditions and volatile interest rates. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

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

INSW must comply with complex non-U.S. and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials; anti-money laundering laws; and competition regulations. Moreover, the shipping industry is generally considered to present elevated risks in these areas. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although INSW has policies and procedures designed to achieve compliance with these laws and regulations, INSW cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures. INSW’s operations may also subject its employees and agents to extortion attempts.

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

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns and regulations, including requirements to use certain fuels which are more costly. Fuel may become much more expensive in the future, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

Acts of piracy on ocean-going vessels could adversely affect the Company’s business.

The frequency of pirate attacks on seagoing vessels remains relatively high, particularly in the western part of the Indian Ocean, off the west coast of Africa and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

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

Risks Related to Our Company

INSW’s historical financial information for periods prior to November 30, 2016 is not necessarily representative of the results that INSW would have achieved as a separate, publicly traded company and may not be a reliable indicator of INSW’s future financial results.

The historical information about INSW contained in this Annual Report on Form 10-K for periods prior to November 30, 2016 refers to its business as operated and integrated with OSG through the date of the spin-off of INSW on November 30, 2016. Such historical financial information included herein is derived from the historical financial statements and accounting records of OSG. Accordingly, such historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, operating performance or cash flows that INSW would have achieved as a separate publicly traded company during the periods presented or those that the Company will achieve in the future.

21
International Seaways, Inc.

INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.

As of December 31, 2017, INSW had approximately $553 million of outstanding indebtedness, net of discounts and deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

The 2017 Debt Facilities contain certain restrictions relating to new borrowings as set forth in the loan agreement. In addition, the 2017 Debt Facilities have a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels (each as defined in that loan agreement) at greater than or equal to $300.0 million at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels plus the Fair Market Value of certain joint venture equity interests. While the Company was in compliance with these requirements as of December 31, 2017, a decrease in vessel values or a failure to meet this ratio could cause the Company to breach certain covenants in its existing credit facilities and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

22
International Seaways, Inc.

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

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points. In 2017, INSW purchased three vessels. If INSW is unable to fulfill its obligations under any memorandum of agreement or newbuilding construction contract for future vessel acquisitions, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a newbuilding vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on third party service providers for technical and commercial management of its fleet.

The Company currently outsources to third party service providers, certain management services of its fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements that assign technical management responsibilities to a third party technical manager for each conventional tanker in the Company’s fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of much of its fleet to certain other third party service providers, principally commercial pools.

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

23
International Seaways, Inc.

The third-party technical manager has the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If the third-party technical manager exercises that right, the Company will be required either to enter into substitute agreements with other third parties or to assume those management duties. The Company may not succeed in negotiating and entering into such agreements with other third parties and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing its fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), that could result in increased costs and reduced efficiency and profitability. Any such changes could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company recorded impairment charges aggregating approximately $30 million in December 2016 as a result of a decline in the estimated fair value of its FSO joint ventures. In May 2017, the two FSO joint ventures signed five-year service contracts for continued use of the FSOs in the Al Shaheen oil field off the coast of Qatar. These contracts commenced during the third quarter of 2017.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 80% of INSW’s aggregate TCE revenues in the year ended December 31, 2017, 76% in 2016 and 90% in 2015. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. For example, over the past five years, VLCC spot market rates (expressed as a time charter equivalent), which have ranged from a high of $115,780 per day to negative values, averaged $13,743 per day in December 2017 on the benchmark route between the Middle East Gulf and Japan. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from, or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

24
International Seaways, Inc.

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2017, INSW employed eight of its vessels on time or bareboat charters, with all of those charters expiring in 2018 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when INSW is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), INSW may not be able to obtain charters at attractive rates or at all and could be forced to lay up the vessel until market conditions become more favorable. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2017, seven of the Company’s nine VLCCs participate in the TI pool; both of its Suezmaxes participate in the Blue Fin pool; all seven Aframaxes participate in the SIGMA pool; two of the Company’s eight crude Panamaxes and all four LR1s participate directly in the PI pool; its only LR2 participates in the Navig8 Alpha 8 pool; 13 of its MRs participate in the CPTA pool; and two of its MRs participate in the Navig8 MR pool (an aggregate of 15 MRs out of a total of 16 excluding a 2002-built MR which was held for sale as of December 31, 2017 and delivered to the buyer January 2018.). INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools, decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

The Company’s vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than INSW. Competition for the transportation of crude oil and other petroleum products depends on price, location, size, age, condition and the acceptability of the vessel operator to the charterer. The Company believes that because ownership of the world tanker fleet is highly fragmented, no single vessel owner is able to influence charter rates. To the extent INSW enters into new geographic regions or provides new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company’s current markets, and the competitors in those markets may have greater financial strength and capital resources than INSW does.

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

INSW intends to finance these acquisitions by using available cash from operations and through incurrence of debt, other financing sources or bridge financing, any of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time INSW may be engaged in a number of discussions that may result in one or more acquisitions, some of which may be material to INSW as a whole. These opportunities require confidentiality and may involve negotiations that require quick responses by INSW. Although there can be no certainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of INSW’s securities.

25
International Seaways, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2017, the weighted average age of the Company’s total owned and operated fleet was 11.7 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports. This would negatively impact the Company’s results of operation.

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

26
International Seaways, Inc.

The Company’s operating leases could be replaced on less favorable terms or may not be replaced.

The Company’s operating fleet includes six vessels that have been chartered-in under operating leases. The operating leases of the Company expire in 2018 and may not be replaced at all or on as favorable terms, which could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.

The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company has entered into, and in the future will enter into, various contracts, including charter agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters voyage charters. Historically, the Company has not experienced material problems collecting charter hire. The Company also Time Charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the Time Charter or bareboat charter. Additionally, the Company enters into derivative contracts (interest rate swaps and caps) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

The Company relies on the skills of its senior management team, some of whom are relatively new to their current roles, and if the Company was required to replace them, it could negatively impact the effectiveness of management and the Company’s results of operations could be negatively impacted.

INSW’s success depends to a significant extent upon the expertise, capabilities and efforts of its senior executives in managing the Company’s activities.  While INSW is led by executives with significant experience in their respective areas of responsibility, certain members of the management team have limited experience acting in their current roles for a public company or in working together as a team for a significant period of time.  The loss or unavailability of one or more of INSW’s senior executives for an extended period of time could adversely affect the Company’s business and results of operations.

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

27
International Seaways, Inc.

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

The Company collects, stores and transmits sensitive data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third party vendors. In addition, we rely on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The secure storage, processing, maintenance and transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. The Company’s IT network, or those of its customers or third-party vendors, suppliers or counterparties, could be vulnerable to unauthorized access, computer viruses, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attacks on its email system to obtain unauthorized access to confidential information.

The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers, damage our brand, and increase our costs.

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

INSW could be adversely affected by actions taken by employees of other companies in related industries (including third parties providing services to INSW) against efforts by management to control labor costs, restrain wage or benefit increases or modify work practices or the failure of other companies in its industry to successfully negotiate collective bargaining agreements.

28
International Seaways, Inc.

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

29
International Seaways, Inc.

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

30
International Seaways, Inc.

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2018 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2018 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

31
International Seaways, Inc.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of the average value (determined on a quarterly basis) produce or are held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.” For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rental income and royalties other than rental income and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. Although there is no authority under the PFIC rules directly on point, and existing legal authority in other contexts is inconsistent in its treatment of time charter income, we believe that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets. Therefore, we believe that we are not now and have never been a PFIC with respect to any taxable year. There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year. If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

Risks Related to the Common Stock

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate case law or bankruptcy law and, as a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States.

Our corporate affairs are governed by our articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act (the "BCA"). The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, the Marshall Islands does not have a well-developed body of bankruptcy law. As such, in the case of a bankruptcy involving us, there may be a delay of bankruptcy proceedings and the ability of securityholders and creditors to receive recovery after a bankruptcy proceeding, and any such recovery may be less predictable.

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

32
International Seaways, Inc.

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

INSW has not paid cash dividends on its Common Stock.

INSW has not paid cash dividends or other distributions with respect to its Common Stock. Any future determinations to pay dividends on its Common Stock will be at the discretion of its board of directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its board of directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s board of directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on our Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2017, the Company owned or operated an aggregate of 49 vessels (including six chartered-in vessels) and had ownership interests in six additional vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock was approved for listing on the New York Stock Exchange (NYSE) on November 9, 2016.

On November 30, 2016, we amended and restated our articles of incorporation (“Amended and Restated Articles of Incorporation”). In accordance with the Amended and Restated Articles of Incorporation, immediately prior to the distribution of our common stock by OSG the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants as described in Item 1, “ Business — Overview and Recent Developments” above. Following the distribution our authorized capital stock consisted of 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

The following table summarizes (i) the quarterly high and low closing sales prices of the Company’s common stock (INSW) as reported on the NYSE since December 1, 2016 as there was no established published trading market prior to December 1, 2016.

	Common stock (INSW)
	High	Low
	(In dollars)
2017
First Quarter	$20.41	$14.39
Second Quarter	$21.67	$18.63
Third Quarter	$23.02	$17.99
Fourth Quarter	$20.88	$16.68

2016
Fourth Quarter	$14.88	$10.64

On March 7, 2018, there were 195 stockholders of record of the Company’s common stock.

The Company has not paid any cash dividends since its spin-off from OSG. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant. In addition, the Company’s ability to pay cash dividends in the future may be limited by the Company’s loan agreements. See Note 8, “Debt”, to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information about these limitations.

Purchase of Equity Securities

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. During the quarter ended September 30, 2017, the Company repurchased and retired 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177. As of December 31, 2017, the maximum number of shares that may still be purchased under the Program is 1,350,907 shares which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased during 2017. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s 2017 Term Loan Facility.

34
International Seaways, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2016 and December 31, 2017 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Teekay Tankers Ltd. Class A (TNK), Nordic American Tankers Limited (NAT), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Gener8 Maritime Inc. (GNRT), Navios Maritime Acquisition Corporation (NNA), and the Company, referred to as the peer group index (old) previously used by the Company and included herein for comparative purposes, and (iii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Gener8 Maritime Inc. (GNRT), Navios Maritime Acquisition Corporation (NNA) and the Company, referred to as the peer group index (new). One company previously included in the peer group index (old), Nordic American Tankers Limited (NAT), was removed and two companies were added to the peer group index (new) - Frontline Ltd. (FRO) and Tsakos Energy Navigation Limited (TNP).  The Company believes that this expanded peer group index is more aligned with the peer group management uses to measure its performance and overall more relevant for comparative purposes.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 1, 2016 and that all dividends were reinvested.

35
International Seaways, Inc.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s common stock that may be issued under the Management Incentive Compensation Plan and the Non-Employee Director Incentive Compensation Plan.

36
International Seaways, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2017, presented below, is derived from our consolidated financial statements. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As discussed in Item 1, “ Business — Overview and Recent Developments,” on November 30, 2016, the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a prorata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

	2017	2016	2015	2014	2013
Shipping revenues	$290,101	$398,319	$497,634	$517,018	$585,360
(Loss)/income from vessel operations	(108,228)	5,941	176,314	4,604	(452,439)
(Loss)/income before reorganization items and income taxes	(106,044)	(17,652)	178,969	(13,827)	(415,300)
Reorganization items, net	-	(131)	(5,659)	(104,528)	(304,288)
(Loss)/income before income taxes	(106,044)	(17,783)	173,310	(118,355)	(719,588)
Net (loss)/income	(106,088)	(18,223)	173,170	(119,099)	(723,805)
Depreciation and amortization	78,853	79,885	81,653	84,931	108,675
Net cash (used by)/provided by operating activities	(3,825)	116,768	222,739	(253,295)	101,695
Dividend to OSG	-	202,000	200,000	-	-
Cash and cash equivalents	60,027	92,001	308,858	178,240	173,943
Restricted cash	10,579	-	8,989	70,093	-
Total vessels, deferred drydock and other property at net book amount (a)	1,140,363	1,130,607	1,277,486	1,345,863	1,463,743
Total assets	1,664,484	1,662,521	2,029,950	2,035,183	2,136,629
Debt (b)	552,937	439,651	595,222	601,356	782,956
Total equity	1,085,654	1,179,512	1,383,786	1,390,943	-
Net investment of parent and accumulated other comprehensive loss	-	-	-	-	968,842
Per share amounts:
Basic and diluted net (loss)/income	(3.64)	(0.62)	5.94	(4.08)	(24.82)
Weighted average shares outstanding - basic and diluted	29,159,440	29,157,992	29,157,387	29,157,387	29,157,387
Other data:
Time charter equivalent revenues (c)	274,995	385,045	475,790	346,987	362,452
EBITDA(d)	13,247	101,578	297,933	22,834	(610,563)
Adjusted EBITDA(d)	116,966	221,997	299,172	137,490	78,454

(a)	Includes vessel held for sale of $5,108 at December 31, 2017.

(b)	As of December 31, 2013, debt was a component of liabilities subject to compromise in the consolidated balance sheet.

(c)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2017	2016	2015	2014	2013
Time charter equivalent revenues	$274,995	$385,045	$475,790	$346,987	$362,452
Add: Voyage expenses	15,106	13,274	21,844	170,031	222,908
Shipping revenues	$290,101	$398,319	$497,634	$517,018	$585,360

37
International Seaways, Inc.

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

(d)	EBITDA represents net income/(loss) before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income/(loss) or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

(i)	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

(ii)	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

(iii)	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

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

For the year ended December 31,	2017	2016	2015	2014	2013
Net (loss)/income	$(106,088)	$(18,223)	$173,170	$(119,099)	$(723,805)
Income tax provision	44	440	140	744	4,217
Interest expense	40,438	39,476	42,970	56,258	350
Depreciation and amortization	78,853	79,885	81,653	84,931	108,675
EBITDA	13,247	101,578	297,933	22,834	(610,563)
Severance costs	-	-	-	16,666	2,090
Third-party debt modification fees and costs associated with repurchase of debt	9,240	225	-	-	-
Separation and transition costs	604	9,043	-	-	-
Technical management transition costs	-	-	39	3,417	-
Goodwill and other intangibles impairment charge		-	-	-	16,214
Loss/(gain) on disposal of vessels and other property, including impairments	86,855	79,203	(4,459)	(9,955)	366,425
Impairment of equity method investments	-	30,475	-	-	-
Write-off of deferred financing costs	7,020	5,097	-	-	-
Discount on repurchase of debt	-	(3,755)	-	-	-
Reorganization items, net	-	131	5,659	104,528	304,288
Adjusted EBITDA	$116,966	$221,997	$299,172	$137,490	$78,454

38
International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2017 and 2016 and its results of operations comparing the years ended December 31, 2017 and 2016 and the years ended December 31, 2016 and 2015, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2017, 2016 and 2015 we derived 65%, 67% and 64% of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2017, we owned or operated an International Flag fleet of 55 vessels aggregating 6.9 million dwt and 864,800 cbm, including six vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). During the first quarter of 2018, we have delivered a 2002-built and a 2004-built MR to buyers (see Note 5, “Vessels”, to the accompanying consolidated financial statements). Other than the JV Vessels, revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 80%, 76% and 90% of our total TCE revenues in the spot market for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2017 at 98.3 million barrels per day (“b/d”) an increase of 1.3 million b/d, or 1.3%, over the same quarter in 2016. The estimate for global oil consumption for all of 2017 is 97.8 million b/d, an increase of 1.6% over 2016. OECD demand in 2017 is estimated to have increased by 0.9% to 47.3 million b/d, while non-OECD demand is estimated to have increased by 2.4% to 50.6 million b/d.

Global oil production in the fourth quarter of 2017 reached 98.1 million b/d, an increase of 0.2% from the fourth quarter of 2016. OPEC crude oil production averaged 32.5 million b/d in the fourth quarter of 2017, a decrease of 0.2 million b/d from the third quarter of 2017, and 0.6 million b/d from the fourth quarter of 2016. Non-OPEC production growth increased by 0.8 million b/d to 58.7 million b/d in the fourth quarter of 2017 compared with the fourth quarter of 2016. Oil production in the U.S. increased by 0.8 million b/d from 9.2 million b/d in the third quarter of 2017 to 10.0 million b/d in the fourth quarter of 2017.

39
International Seaways, Inc.

U.S. refinery throughput increased by about 0.6 million b/d to 17.1 million b/d in the fourth quarter of 2017 compared with the comparable quarter in 2016. U.S. crude oil imports decreased by about 0.4 million b/d in the fourth quarter of 2017 compared with the comparable quarter of 2016 with imports from OPEC countries decreasing by 0.4 million b/d, a 13.8% decrease from the comparable quarter in 2016.

Chinese imports of crude oil continued increasing, with 2017 showing a 10.2% increase from 2016 with imports averaging 8.4 million b/d compared with 7.7 million b/d in 2016.

During the fourth quarter of 2017, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 1.3 million dwt as the crude fleet increased by 1.0 million dwt, while the product carrier fleet expanded by 0.3 million dwt. Year over year, the size of the tanker fleet increased by 26.7 million dwt with the largest increases in the VLCC, Suezmax, Aframax and MR sectors.

During the fourth quarter of 2017, the International Flag crude tanker orderbook increased by 1.4 million dwt, and the product carrier orderbook remained flat.

From the end of the fourth quarter of 2016 through the end of the fourth quarter of 2017, the total tanker orderbook declined by 8.1 million dwt due to a high level of vessel deliveries combined with relatively fewer new orders being placed in 2017.

VLCC freight rates initially saw a strengthening during the fourth quarter of 2017, reaching a peak of around $23,000 per day in October before beginning to decrease to below $10,000 per day by the end of the quarter. This was primarily attributable to increased newbuilding deliveries further exacerbating the oversupply situation coupled with reduced OPEC exports. Other crude segments had similar earnings patterns, although the Panamax sector, where earnings were poor at the beginning of the quarter, saw improvement throughout the quarter and product carrier rates also improved during the quarter from a low of around $8,000 per day in October to over $12,000 per day during December. Since OPEC has announced their intention to continue to restrict production, and 2018 will see continued newbuilding deliveries, albeit at a lower rate than during 2017, 2018 will likely continue to see a weakened rate environment.

RESULTS FROM VESSEL OPERATIONS

During 2017, results from vessel operations decreased by $114,169 to a loss of $108,228 from income of $5,941 in 2016. This decrease primarily resulted from reduced TCE revenues, the incurrence of third-party debt modification fees (see Note 8, “Debt”, to the accompanying consolidated financial statements), and increased charter hire expense. Vessel impairment charges also increased by $9,166 to $88,408 in 2017. Such impacts were partially offset by decreases in spin-off related costs and general and administrative expenses in the current year.

The decrease in TCE revenues in 2017 of $110,050, or 29%, to $274,995 from $385,045 in 2016 primarily reflected lower average daily rates across INSW’s fleet sectors, which accounted for a decrease of approximately $111,765.

The increase in charter hire expense was principally attributable to increased activity in the Crude Tankers Lightering business.

During 2016, income from vessel operations decreased by $170,373 to $5,941 from $176,314 in 2015. The decrease reflected the impact of declining TCE revenues, net vessel impairment charges of $79,242 recorded in 2016, and the incurrence of spin-off related costs in 2016. Such impacts were partially offset by a decrease in general and administrative expenses in the 2016 period.

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

See Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”, for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations.

40
International Seaways, Inc.

International Crude Tankers

	2017	2016	2015
TCE revenues	$178,812	$258,171	$304,182
Vessel expenses	(87,236)	(84,276)	(86,174)
Charter hire expenses	(13,651)	(9,732)	(8,821)
Depreciation and amortization	(56,302)	(52,395)	(51,347)
Adjusted income from vessel operations (a)	$21,623	$111,768	$157,840
Average daily TCE rate	$20,525	$29,853	$36,839
Average number of owned vessels (b)	25.0	24.0	24.0
Average number of vessels chartered-in under operating leases	0.5	0.3	0.2
Number of revenue days: (c)	8,712	8,648	8,257
Number of ship-operating days: (d)
Owned vessels	9,137	8,784	8,760
Vessels bareboat chartered-in under operating leases (e)	-	-	-
Vessels time chartered-in under operating leases	-	-	-
Vessels spot chartered-in under operating leases	173	118	73

(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, technical management transition costs, third-party debt modification fees, separation and transition costs, and loss on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2017, 2016 and 2015 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2017		2016		2015
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
ULCC:
Average rate	$-	$34,867	$-	$43,613	$-	$39,000
Revenue days	17	348	-	366	-	275
VLCC:
Average rate	$24,871	$33,756	$41,994	$40,737	$54,591	$-
Revenue days	2,525	346	2,226	624	2,672	-
Suezmax:
Average rate	$17,910	$-	$-	$-	$-	$-
Revenue days	317	-	-	-	-	-
Aframax:
Average rate	$13,392	$-	$21,345	$-	$34,042	$-
Revenue days	2,419	-	2,508	-	2,439	-
Panamax:
Average rate	$13,030	$14,093	$19,006	$21,094	$25,226	$15,462
Revenue days	1,244	1,278	1,726	1,079	1,432	1,362

During 2017, TCE revenues for the International Crude Tankers segment decreased by $79,359 or 31%, to $178,812 from $258,171 in 2016. Such decrease principally resulted from the impact of significantly lower average blended rates in the VLCC, Aframax, Panamax and ULCC sectors aggregating approximately $84,155. Further contributing to the decrease was a decrease in revenue days in the Panamax and Aframax sectors, which had the effect of decreasing revenue by approximately $6,428. The decrease in Panamaxes and Aframax revenue days reflects 319 incremental drydock and repair days in the current year. These declines in TCE revenues were partially offset by $6,268 in total revenues contributed by the two 2017-built Suezmaxes and the 2010-built VLCC, which were acquired by the Company in July 2017 and November 2017, respectively. Also serving to offset the decreases in revenue during 2017 was the increased activity levels in the Crude Tankers Lightering business, which resulted in a $5,037 increase in Lightering revenues to $25,478 in 2017 from $20,441 in 2016. Current prices of crude oil have generally been the same or less than future prices since the latter half of 2016 through to the end of 2017 and this has resulted in a general decline in demand for storage of oil at sea. Accordingly, we expect to put our ULCC into layup by the end of the first quarter of 2018 for a period of up to 18 months as it is unlikely to secure a new time charter contract for storage in the near term.

41
International Seaways, Inc.

Vessel expenses increased by $2,960 to $87,236 in 2017 from $84,276 in 2016. The increase was primarily attributable to (i) a $2,418 increase related to the Suezmax acquisitions discussed above, (ii) a reserve of $388 which was recorded during the second quarter of 2017 for a potential assessment by the trustees of the Marine Navy Ratings Pension Fund (“MNRPF”), as discussed in Note 20, “Contingencies”, to the accompanying consolidated financial statements, (iii) a $1,367 increase in drydock deviation costs incurred for the Panamax fleet, and (iv) a $900 increase due to increased activity in the Crude Tankers Lightering business. Such increases were partially offset by a $2,079 favorable variance in net insurance claim deductible costs in the Panamax fleet in the current year. Charter hire expenses increased by $3,919 to $13,651 in 2017 from $9,732 in 2016 as a result of an increase in chartered-in Aframaxes and workboats employed in the Crude Tankers Lightering business in the current year. The only vessels in the segment chartered-in by the Company in either period were the vessels chartered-in by the Crude Tankers Lightering business. Depreciation and amortization increased by $3,907 to $56,302 in 2017 from $52,395 in 2016. Such increase reflects the delivery of the two Suezmaxes and one VLCC noted above, and increased drydock amortization.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5,062 for 2017 and $4,822 for 2016. Although there was an increase in the number of full service lighterings performed in 2017, 27 as compared to 19 in 2016, the growth in operating income between 2016 and 2017 was relatively flat, primarily due to lower margins earned on jobs performed in the third quarter of 2017. The lower margins were as a result of increased charter hire expense, as Aframaxes were spot chartered-in at higher rates because of significant hurricane activity during the third quarter of 2017. In addition, there were more time chartered-in workboats in the six months ended December 31, 2017 compared to the same period in the prior year. However, the higher level of lightering activity anticipated in the second half of 2017 did not materialize as the number of service-only and full service lighterings declined in the second half of 2017 compared with the first six months of 2017.

During 2016, TCE revenues for the International Crude Tankers segment decreased by $46,011, or 15%, to $258,171 from $304,182 in 2015 primarily as a result of lower average daily rates in the VLCC and Aframax sectors, which accounted for a decrease in revenue of approximately $65,267. Such decrease was mitigated to an extent by an increase of 246 revenue days for the VLCC and Aframax fleets, which resulted from fewer drydock and repair days in 2016 and increased revenue by approximately $11,623. Also serving to partially offset the decline in rates were increased activity levels in the Crude Tankers Lightering business in 2016, which resulted in a $4,552 increase in revenue, and the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which was subsequently extended for 21 months following the expiry of the initial charter period. A full year of service for the ULCC accounted for an increase in revenue of $5,242 in 2016.

Vessel expenses decreased by $1,898 to $84,276 in 2016 from $86,174 in 2015. The change in vessel expenses is primarily due to a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the MNRPF. Charter hire expenses increased by $911 to $9,732 in 2016 from $8,821 in 2015, resulting from an increase in spot chartered-in Aframaxes by the Crude Tankers Lightering business for utilization in the performance of full-service lighterings during 2016. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the Crude Tankers Lightering business.

Product Carriers
	2017	2016	2015
TCE revenues	$96,183	$126,314	$171,608
Vessel expenses	(54,100)	(58,612)	(58,118)
Charter hire expenses	(28,050)	(27,679)	(27,981)
Depreciation and amortization	(22,418)	(26,696)	(28,763)
Adjusted (loss)/income from vessel operations	$(8,385)	$13,327	$56,746
Average daily TCE rate	$11,105	$14,206	$19,043
Average number of owned vessels	17.5	18.0	18.6
Average number of vessels chartered-in under operating leases	6.9	6.9	7.2
Number of revenue days	8,662	8,891	9,012
Number of ship-operating days:
Owned vessels	6,378	6,588	6,782
Vessels bareboat chartered-in under operating leases	1,093	1,098	1,095
Vessels time chartered-in under operating leases	1,408	1,433	1,530

42
International Seaways, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2017, 2016 and 2015 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which certain of the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2017		2016		2015
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
LR2
Average rate	$13,813	$-	$21,153	$-	$32,075	$-
Revenue days	364	-	365	-	365	-
LR1
Average rate	$12,871	$17,040	$20,599	$21,107	$27,465	$17,337
Revenue days	808	615	361	1,029	327	929
MR
Average rate	$11,001	$5,342	$13,107	$11,309	$19,490	$7,004
Revenue days	6,496	366	6,431	705	6,949	442

During 2017, TCE revenues for the International Product Carriers segment decreased by $30,131, or 24%, to $96,183 from $126,314 in 2016. This resulted primarily from declining average daily blended rates earned in all Product Carrier fleet sectors, which accounted for $27,625 of the overall decrease. A 230-day decrease in revenue days in the segment also contributed approximately $2,506 of the overall decrease. The decline in revenue days was driven by the Company’s sale of a 2001-built MR, which was delivered to buyers in August 2017, and a 2004-built MR, which was delivered to buyers in November 2017.

Vessel expenses decreased by $4,512 to $54,100 in 2017 from $58,612 in 2016. The two MRs sold during 2017 had an aggregate vessel expense reduction of $1,841 year-over-year. The remaining decline is principally attributable to a $2,991 favorable variance in net insurance claim deductible costs in the segment in the current year. Charter hire expenses increased by $371 to $28,050 in 2017 from $27,679 in 2016, reflecting an increase in the daily charter hire rates for the Company’s bareboat chartered-in MR fleet, which was effective beginning in the fourth quarter of 2016, partially offset by decreases in the daily charter hire rates for the Company’s time chartered-in MR fleet which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $4,278 to $22,418 in 2017 from $26,696 in 2016. Such decrease reflects (i) the impact of reductions in vessel bases that resulted from impairment charges on nine vessels recorded in the third and fourth quarters of 2016 and two vessels in the third quarter of 2017, and (ii) the sale of the two MRs during 2017 discussed above.

During 2016, TCE revenues for the International Product Carriers segment decreased by $45,294, or 26%, to $126,314 from $171,608 in 2015. This decrease resulted primarily from a year-over-year decrease in average daily blended rates earned by the MR fleet, which accounted for $41,291 of the total decrease, and a 255-day decrease in MR fleet revenue days, which accounted for $4,667 of the total decrease. The reduction in revenue days was driven by the sale of a 1998-built MR in July 2015 as well as the redelivery of an MR to its owners at the expiry of its time charter in March 2015.

Depreciation and amortization decreased by $2,067 to $26,696 in 2016 from $28,763 in 2015, principally due to the impact of reductions in vessel bases that resulted from impairment charges on two vessels in the segment recorded in the third quarter of 2016, and the MR sale in 2015 discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2017, general and administrative expenses decreased by $6,882 to $24,736 from $31,618 in 2016. This decrease reflects declines of approximately $3,253 in compensation and benefits related costs and $2,328 in legal, accounting, consulting and other overhead expenses. Such reductions resulted from the Company streamlining its structure in conjunction with its spin-off from OSG. Foreign exchange gains principally related to operations in the United Kingdom also contributed to the decrease as the Company had currency translation gains of $798 in 2017 as compared to currency translation losses of $502 in 2016.

43
International Seaways, Inc.

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

SEPARATION AND TRANSITION COSTS

On November 30, 2016, INSW entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with OSG, which among other things, (i) governed the transfer of assets and liabilities between both entities, (ii) terminated all intercompany arrangements between INSW and OSG except for specified agreements and arrangements, (iii) contained terms and conditions that generally required INSW and OSG to use commercially reasonable efforts to consummate the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements, (iv) released certain claims between the parties and their affiliates, successors and assigns, (v) contained mutual indemnification provisions and (vi) allocated expenses of the spin-off between the parties. Following the true up of final separation costs between INSW and OSG, income of $64 was recognized during the year ended December 31, 2017, in conjunction with the Separation and Distribution Agreement.

During the year ended December 31, 2016, spin-off related expenses incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $9,043. Approximately $3,337 of these costs represented INSW’s allocated share of severance costs for certain individuals that departed OSG in conjunction with the spin-off of INSW.

INSW and OSG also entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG provided certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement terminated on June 30, 2017.

During the years ended December 31, 2017 and 2016, INSW earned fees totaling $63 and $27, respectively for services provided to OSG pursuant to the terms of the Transition Services Agreement. During the years ended December 31, 2017 and 2016, INSW also incurred fees totaling $731 and $31, respectively, for services received from OSG, including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2017, equity in income of affiliated companies increased by $32,117 to $48,966 from $16,849 in 2016. This increase was principally attributable to increases in earnings from the two FSO joint ventures and the LNG joint venture of $28,562 and $3,123, respectively. The increase in earnings from the Company’s FSO joint ventures is primarily due to the fact that there was no current year impairment of the Company’s investments in the joint ventures compared to a $30,475 impairment charge recognized in 2016. In addition, the increase in earnings from the FSO joint ventures in 2017 also reflects (i) lower depreciation expense in the current period as a result of decreases in the Company’s bases in the FSO joint ventures following the aforementioned impairment charges recorded in relation to our investments in the fourth quarter of 2016 and (ii) lower interest expense associated with the interest rate swap covering the FSO Africa’s original debt and outstanding debt principal amounts on the FSO Asia which were paid off in July 2017. These expense reductions more than offset the impact of a reduction in revenues of $5,704, attributable to the commencement of the new service contracts described below. The increase in earnings from the LNG joint venture was primarily driven by reimbursements received from the joint venture’s charterer for drydock expenditures incurred in prior years and lower interest expense resulting from a decrease in outstanding debt principal amounts in the current period.

During 2016, equity in income of affiliated companies decreased by $28,710 to $16,849 from $45,559 in 2015. This decrease reflected impairment charges of $30,475 recorded in 2016 in relation to the Company’s investment in the FSO joint ventures. Partially offsetting such decrease was a $1,829 increase in earnings from the FSO joint ventures resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. The increased earnings generated by the FSO joint ventures, also reflected in part, scheduled increases in charter out rates and lower vessel operating expenses.

44
International Seaways, Inc.

Revenue generated by the FSO joint ventures for the future years is expected to be lower than revenue generated during 2017, as charter rates in the five-year service contracts with NOC, which commenced in the third quarter of 2017, are lower than the charter rates included in the service contracts under which the FSO joint ventures operated previously.

Overall, over the term of the five-year service contracts with NOC described above, the FSO joint ventures are expected to generate in excess of $180,000 of EBITDA for the Company.

OTHER INCOME(EXPENSE)

Other expense was $6,344 for the year ended December 31, 2017 compared with $966 for the year ended December 31, 2016. The current period expense consists primarily of the write-off of $7,020 in unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Such charges were partially offset by interest income on cash balances and insurance claim recoveries. Similarly, the prior period expense included a net loss of $1,342 realized on the repurchases and mandatory prepayments of the INSW Term Loan during 2016, which included a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with such principal reductions, which were treated as partial extinguishments, net of $3,755 discount on repurchase of debt.

INTEREST EXPENSE

The components of interest expense are as follows:

	2017	2016	2015
Interest before impact of interest rate caps	$40,307	$38,959	$42,970
Impact of interest rate caps	131	517	-
Interest expense	$40,438	$39,476	$42,970

Interest expense was $40,438 in 2017, compared with $39,476 in 2016. Interest expense for the year ended December 31, 2017 is higher than interest expense for the year ended December 31, 2016 primarily due to the higher average interest rates and outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017. This was partially offset by lower amortization of deferred finance costs in the 2017 period aggregating $220 attributable to costs incurred to amend the INSW Facilities in 2016 and costs related to the 2017 Debt Facilities. Refer to Note 8, “Debt,” in the accompanying consolidated financial statements for additional information.

Interest expense was $39,476 in 2016 compared with $42,970 in 2015. The decrease in interest expense reflected the impact of the Company’s repurchases and prepayments of $152,754 in aggregate principal amount of the INSW Term Loan in 2016.

INCOME TAX EXPENSE

The provisions for income taxes for the years ended December 31, 2017, 2016 and 2015 were $44, $440 and $140, respectively, resulting from operations in certain foreign jurisdictions which are subject to income tax.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2017. We will qualify for the Section 883 exemption for 2018 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

45
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

The following table reconciles net (loss)/income, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

For the year ended December 31,	2017	2016	2015
Net (loss)/income	$(106,088)	$(18,223)	$173,170
Income tax provision	44	440	140
Interest expense	40,438	39,476	42,970
Depreciation and amortization	78,853	79,885	81,653
EBITDA	13,247	101,578	297,933
Third-party debt modification fees and costs associated with repurchase of debt	9,240	225	-
Separation and transition costs	604	9,043	-
Technical management transition costs	-	-	39
Loss/(gain) on disposal of vessels and other property, including impairments	86,855	79,203	(4,459)
Impairment of equity method investments	-	30,475	-
Write-off of deferred financing costs	7,020	5,097	-
Discount on repurchase of debt	-	(3,755)	-
Reorganization items, net	-	131	5,659
Adjusted EBITDA	$116,966	$221,997	$299,172

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

46
International Seaways, Inc.

Liquidity

Working capital at December 31, 2017 was approximately $85,000 compared with $126,000 at December 31, 2016. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash decreased by approximately $32,000 during 2017. This decrease reflects $4,983 in scheduled quarterly amortization of the INSW Term Loan and 2017 Term Loan Facility and the repayment of the $458,416 remaining principal balance of the INSW Term Loan as of June 22, 2017. In addition, $173,535 in cash was used for vessel acquisitions and betterments, $3,825 in cash was used in operating activities and $3,177 in cash was used in repurchases of the Company’s common stock. Such cash outflows were partially offset by proceeds from the issuance of the 2017 Debt Facilities (described below), net of issuance and deferred financing costs, of $534,933, net proceeds from drawdown and repayment activity under the 2017 Revolver Facility (described below) of $30,000, net distributions received from affiliated companies of $40,750 and net proceeds of $18,344 from the sales of a 2001-built and a 2004-built MR.

As of December 31, 2017, we had total liquidity on a consolidated basis of $90,606 comprised of $70,606 of cash (including $10,579 of restricted cash) and $20,000 of remaining undrawn revolver capacity. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, and repurchase agreements.

Restricted cash of $10,579 as of December 31, 2017 represents legally restricted cash relating to the 2017 Debt Facilities. The 2017 Debt Facilities stipulate that if annual aggregate cash proceeds of INSW asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the INSW Facilities. Restricted cash increased to $28,509 in February 2018 following the sale of a 2002-built MR and a 2004-built MR.

As of December 31, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $552,937 and a total debt to total capitalization of 33.7%, which compares with 26.6% at December 31, 2016. Our debt profile reflects actions taken during 2017 (discussed further below) as well as minimal required principal amortization.

Sources, Uses and Management of Capital

Net cash used in operating activities in the year ended December 31, 2017 was $3,825. In addition to future operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. As described in Note 8, “Debt,” in the accompanying consolidated financial statements, in June 2017 INSW, along with its wholly owned subsidiary, International Seaways Operating Corporation (the “Administrative Borrower” or “ISOC”) and certain of its subsidiaries entered into secured debt facilities with a syndicate of lenders party thereto, consisting of (i) a revolving credit facility of $50,000 and (ii) a term loan of $500,000 containing an accordion feature whereby the 2017 Term Loan Facility could be increased up to an additional $50,000 subject to certain conditions. The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement). This refinancing extended the maturity of the Company’s debt facilities by approximately three years and provided the Company with certain structural benefits as well.

On June 22, 2017, the 2017 Term Loan Facility was drawn and the proceeds therefrom were used to repay the $458,416 outstanding balance under the INSW Facilities and to pay certain expenses related to the refinancing. The remaining proceeds were used for general corporate purposes, including fleet renewal and growth.

On July 19, 2017, the Company drew down $50,000 under the 2017 Revolver Facility, and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities to effect the increase of the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. Except as related to such increase, no other terms of the 2017 Debt Facilities were amended. The net proceeds from such borrowings were used in part to finance the purchase of two 2017-built Suezmax tankers that were delivered to the Company in July 2017. On August 18, 2017, the outstanding balance under the 2017 Revolver Facility was repaid in full using cash on hand and proceeds of the 2001-built MR described above.

We financed the purchase of the 2010-built VLCC, which was delivered in November 2017, through a combination of cash-on-hand and a $30,000 draw on the 2017 Revolver Facility.

47
International Seaways, Inc.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, comply with international shipping standards and environmental laws and regulations, repurchase our outstanding shares and repay or repurchase our outstanding loan facilities. Fifty percent of Excess Cash Flow (as defined in the 2017 Debt Facilities credit agreement) must be used to prepay the outstanding principal balance of 2017 Term Loan Facility. To the extent permitted under the terms of the 2017 Debt Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of December 31, 2017, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

Outlook

We believe the actions we have taken have strengthened our balance sheet as well as increased our flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positioned us to continue to generate sufficient cash to support our operations over the next twelve months ending December 31, 2018. Our balanced fleet deployment and a moderate level of predictable cash flows from our joint ventures and contracted fixed-rate charters will enable the Company to both optimize revenue through the current tanker market cycle and benefit from a market recovery in both the product and crude tanker sectors. We or our subsidiaries may in the future complete additional transactions consistent with achieving the objectives of our business plan.

In December 2017, the Company entered into a binding letter of intent to acquire the holding companies for six 300,000 DWT VLCCs with an average age of 1.7 years from Euronav in connection with the closing of Euronav’s announced acquisition of Gener8 Maritime, Inc. (“GNRT”). The $434,000 transaction (inclusive of assumed debt) is subject to a number of closing conditions, including (i) consummation of Euronav’s announced acquisition of GNRT, (ii) amendment of the Company’s existing credit facility as required to consummate the transaction, (iii) the Company’s receipt of financing necessary to consummate the transaction, (iv) completion of the Company’s due diligence to its reasonable satisfaction, (v) execution of a definitive stock purchase agreement and (vi) receipt of all required third-party consents, third-party approvals and regulatory approvals. The transaction is expected to close in the second quarter of 2018. Either party is permitted to terminate the LOI on or after March 31, 2018 if the parties have not entered into a definitive stock purchase agreement by such date and the party terminating the LOI is not otherwise in breach thereof. INSW intends to fund the transaction with a combination of available liquidity, the assumption of all or part of the debt (that is currently secured by the vessels) with an expected March 31, 2018 outstanding balance of $311,000, maturing between 2027 and 2028 and carrying a fixed annual interest rate of LIBOR plus 2.0% and other financing sources such as the proceeds from the financing of the 2010-built VLCC acquired in November 2017, as permitted under the Company’s existing term loan, and the sale and leaseback of two modern Aframax vessels.

Carrying Value of Vessels

All except one of the Company’s owned vessels are pledged as collateral under the INSW Facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their fair market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2017. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “— Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

48
International Seaways, Inc.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2017
Vessel Type	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value

Crude Tankers
VLCC (includes ULCC)	12.5	10	$453,914
Suezmax	0.4	2	115,438
Aframax	12.6	7	146,082
Panamax	15.3	8	60,582
Total Crude Tankers(1)	12.1	27	$776,016

Product Carriers
LR2	3.4	1	$64,376
LR1	9.0	4	93,054
MR	11.5	10	168,827
Total Product Carriers(2)	9.6	15	$326,257

(1)	As of December 31, 2017, the Crude Tankers segment includes vessels with an aggregate carrying value of $581,461, which the Company believes exceeds their aggregate market value of approximately $459,000 by $122,461.
(2)	As of December 31, 2017, the Product Carriers segment includes vessels with an aggregate carrying value of $281,383, which the Company believes exceeds their aggregate market value of approximately $209,375 by $72,008. This excludes a 2002-built MR which was held for sale as of December 31, 2017 and delivered to its buyer in January 2018.

Off-Balance Sheet Arrangements

As of December 31, 2017, the LNG Joint Venture had total bank debt outstanding of $597,129 that was nonrecourse to the Company. The FSO Joint Venture’s debt matured in July 2017 and was accordingly repaid, together with all amounts remaining under related interest rate swap agreements, by the FSO Joint Venture.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); and (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’).

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guarantees the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) for the period beginning on the novation date and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. INSW continues the MOQ Guarantee to MOQ for the period ended on the novation date of the service contracts for MOQ, which guarantee will end when Qatari authorities determine that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts through the novation date.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay a $125 fee per year to OSG, which will increase to $135 per year in 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

See Note 12, “Related Parties,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

49
International Seaways, Inc.

In addition and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme. See Note 16, “Pension and other postretirement benefit plans,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2017 follows:

						Beyond
	2018	2019	2020	2021	2022	2022	Total
2017 Debt Facilities(1)	$67,425	$65,752	$63,879	$91,680	$454,837	$-	$743,573
Operating lease obligations (2)
Bareboat Charter-ins	1,841	-	-	-	-	-	1,841
Time Charter-ins	11,849	-	-	-	-	-	11,849
Office space	1,249	1,166	1,152	665	-	-	4,232
Total	$82,364	$66,918	$65,031	$92,345	$454,837	$-	$761,495

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective LIBOR rate as of December 31, 2017 of 1.35% and applicable margins of 5.5% and 3.5% for the 2017 Term Loan Facility, due 2022 and the 2017 Revolver Facility due 2021, respectively. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2017. Amounts shown for the 2017 Term Loan Facility for years subsequent to 2018 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of December 31, 2017, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

In December 2017, INSW entered into an interest rate cap agreement with a forward start date of January 1, 2018 with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement contained no leverage features and had a cap rate of 2.5% through the termination date of December 31, 2020. As of December 31, 2016, the Company was party to a similar interest rate cap agreement in place associated with the INSW Term Loan and such agreement expired on February 5, 2017.

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

50
International Seaways, Inc.

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

							Fair Value at
					Beyond		Dec. 31,
At December 31, 2017	2018	2019	2020	2021	2021	Total	2017
Liabilities
Debt
Variable rate debt	$24.1	$27.5	$27.5	$57.5	$440.0	$576.6	$580.9
Average interest rate	6.95%	6.95%	6.95%	5.91%	6.95%

As of December 31, 2017, the Company had a secured term loan (2017 Term Loan) and a revolving credit facility (2017 Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There was $30,000 outstanding under the 2017 Revolver Facility as of December 31, 2017.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

51
International Seaways, Inc.

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

For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools and assesses whether or not the Company’s participation interest in each of the pools is sufficiently significant so as to determine that the Company has effective control of the pool.

The adoption of ASC 606, Revenue from Contracts with Customers, in the first quarter of 2018 will not materially change the Company’s current revenue recognition for time charters, bareboat charters and commercial pool arrangements. However, revenue recognition for voyage charters will most likely change depending on whether such charters are determined to be service only contracts or operating leases. Such determination will require management to exercise a significant level of judgment when evaluating the specific terms and conditions of a charter agreement. Refer to Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for additional discussion of the impact of the adoption of the new revenue recognition standard.

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

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. Company management estimates the scrap value of all of its vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, the historic pattern of annual average scrap rates over the five years ended December 31, 2017, which ranged from $235 to $495 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of scrapping activity in 2018 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements and requirements for the use of low sulphur fuels. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

52
International Seaways, Inc.

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management uses the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures a distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and estimates of a residual value for recyclings are based upon published 12-year historical data or the pattern of scrap rates used in management’s evaluation of salvage value for purposes of recording depreciation. Finally, for vessels that are being considered for disposal before the end of their respective useful lives, the Company utilizes weighted probabilities assigned to the possible outcomes for such vessels being sold or scraped before the end of their respective useful lives.

The determination of fair value is highly judgmental. In estimating the fair value of INSW’s vessels for purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company uses a methodology consistent with the methodology discussed above in relation to the undiscounted cash flow models prepared by the Company, and discounts the cash flows using its current estimate of INSW’s weighted average cost of capital, which ranged from 9.0% to 9.5% over the three years ended December 31, 2017.

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

2017 Impairment Evaluation — Management gave consideration to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s fleet were not recoverable as of December 31, 2017. Factors considered included declines in valuations during 2017 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the above indicators constituted impairment trigger events for eighteen vessels (one ULCC, one VLCC, six Aframaxes, eight Panamaxes and two LR1s) as of December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized the methodology described above. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals, current recycling market data, and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with the methodology described above and a weighted average cost of capital discount rate of 9.5%. Based on the tests performed, impairment charges totaling $81,062 and $7,346 were recorded on twelve vessels (one ULCC, one VLCC, four Aframaxes and six Panamaxes) at December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017, respectively to write-down their carrying values to their estimated fair values.

53
International Seaways, Inc.

2016 Impairment Evaluations — The Company had been monitoring the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, and September 30, 2016 to December 31, 2016, as well as the decline in forecasted near term charter rates, and concluded that the declines in vessel valuations and in forecasted near term charter rates constituted impairment trigger events for 28 vessels as of September 30, 2016 and 24 vessels as of December 31, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized the methodology described above. In estimating the fair value of the vessels for the purposes of Step 2 of the September 30, 2016 impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. In estimating the fair values of the vessels for the purposes of Step 2 of the December 31, 2016 impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with the methodology described above and a weighted average cost of capital discount rate of 9.0%. Based on the tests performed, impairment charges aggregating $29,602 were recorded on one Panamax and seven MRs to write-down their carrying values to their estimated fair values at December 31, 2016.

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

As the Company determined that other-than-temporary impairments existed in relation to its investments in the FSO joint ventures, impairment charges aggregating $30,475 were recorded to write down the investments to their estimated fair values as of December 31, 2016. Such charges are included in equity in income of affiliated companies in the accompanying consolidated statements of operations. In estimating the fair value of the Company’s investments in the FSO joint ventures as of December 31, 2016, the Company utilized an income approach, by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the joint ventures. In preparing the discounted cash flows models, the Company used a methodology largely consistent with the methodology and assumptions detailed in the “Vessel Impairment” section above, with the exception being that as the assets owned by the joint ventures serve under specific service contracts, the estimated charter rates for periods after the expiry of the existing contracts are based upon management’s internally forecasted rates. The cash flows were discounted using the estimated weighted average cost of capital for each joint venture, which approximated 9.5% and took into consideration country risk, entity size and uncertainty with respect to the cash flows for periods beyond the current charter expiries.

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

Pension Benefits

The Company has obligations outstanding under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), a defined benefit pension plan maintained by a subsidiary in the U.K., who is the principal employer of the Scheme. The plan has been closed to new entrants and accrual since December 2007. The Company has recorded pension benefit costs based on valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. The Company is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Scheme and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

54
International Seaways, Inc.

In determining the benefit obligations at the end of year measurement date, the Company continues to use an equivalent single weighted-average discount rate, at December 31, 2017 (2.40%) and 2016 (2.60%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as Scheme. The Company also assumed a long-term rate of return on the Scheme assets of 3.85% and 3.85% at December 31, 2017 and 2016, respectively, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Scheme.

Newly Issued Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity.”

55
International Seaways, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

56
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$60,027	$92,001
Voyage receivables, including unbilled of $54,701 and $61,416	58,187	66,918
Other receivables	4,411	5,302
Inventories	3,270	1,338
Prepaid expenses and other current assets	5,897	5,350
Total Current Assets	131,792	170,909
Restricted cash	10,579	-
Vessels and other property, less accumulated depreciation	1,104,727	1,100,050
Vessel held for sale, net	5,108	-
Deferred drydock expenditures, net	30,528	30,557
Total Vessels, Deferred Drydock and Other Property	1,140,363	1,130,607
Investments in and advances to affiliated companies	378,894	358,681
Other assets	2,856	2,324
Total Assets	$1,664,484	$1,662,521

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$22,805	$38,237
Payable to OSG	367	683
Current installments of long-term debt	24,063	6,183
Total Current Liabilities	47,235	45,103
Long-term debt	528,874	433,468
Other liabilities	2,721	4,438
Total Liabilities	578,830	483,009

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,089,865 and 29,189,454 shares issued and outstanding	1,306,606	1,306,236
Accumulated deficit	(180,545)	(74,457)
	1,126,061	1,231,779
Accumulated other comprehensive loss	(40,407)	(52,267)
Total Equity	1,085,654	1,179,512
Total Liabilities and Equity	$1,664,484	$1,662,521

See notes to consolidated financial statements

57
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2017	2016	2015
Shipping Revenues:
Pool revenues, including $39,572 in 2017, $37,481 in 2016, and $45,372 in 2015 from companies accounted for by the equity method	$177,347	$246,196	$360,218
Time and bareboat charter revenues	55,106	95,484	52,092
Voyage charter revenues	57,648	56,639	85,324
	290,101	398,319	497,634

Operating Expenses:
Voyage expenses	15,106	13,274	21,844
Vessel expenses	141,235	141,944	143,925
Charter hire expenses	41,700	37,411	36,802
Depreciation and amortization	78,853	79,885	81,653
General and administrative	24,736	31,618	41,516
Third-party debt modification fees	9,240	-	-
Separation and transition costs	604	9,043	-
Technical management transition costs	-	-	39
Loss/(gain) on disposal of vessels and other property, including impairments	86,855	79,203	(4,459)
Total operating expenses	398,329	392,378	321,320
(Loss)/income from vessel operations	(108,228)	5,941	176,314
Equity in income of affiliated companies	48,966	16,849	45,559
Operating (loss)/income	(59,262)	22,790	221,873
Other (expense)/income	(6,344)	(966)	66
(Loss)/income before interest expense, reorganization items and income taxes	(65,606)	21,824	221,939
Interest expense	(40,438)	(39,476)	(42,970)
(Loss)/income before reorganization items and income taxes	(106,044)	(17,652)	178,969
Reorganization items, net	-	(131)	(5,659)
(Loss)/income before income taxes	(106,044)	(17,783)	173,310
Income tax provision	(44)	(440)	(140)
Net (loss)/income	$(106,088)	$(18,223)	$173,170

Weighted Average Number of Common Shares Outstanding:
Basic	29,159,440	29,157,992	29,157,387
Diluted	29,159,440	29,157,992	29,157,387

Per Share Amounts:
Basic and diluted net (loss)/income per share	(3.64)	(0.62)	5.94

See notes to consolidated financial statements

58
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2017	2016	2015

Net (Loss)/Income	$(106,088)	$(18,223)	$173,170
Other Comprehensive Income, net of tax:
Net change in unrealized losses on cash flow hedges	11,328	13,129	7,910
Foreign currency translation adjustment	-	42	(13)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(31)	294	118
Net change in unrecognized actuarial losses	563	(1,608)	2,234
Other Comprehensive Income, net of tax	11,860	11,857	10,249
Comprehensive (Loss)/Income	$(94,228)	$(6,366)	$183,419

See notes to consolidated financial statements

59
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2017	2016	2015
Cash Flows from Operating Activities:
Net (loss)/income	$(106,088)	$(18,223)	$173,170
Items included in net income not affecting cash flows:
Depreciation and amortization	78,853	79,885	81,653
Loss on write-down of vessels	88,408	79,242	-
Amortization of debt discount and other deferred financing costs	6,423	6,643	5,835
Deferred financing costs write-off	7,020	5,097	-
Direct and allocated stock compensation, non-cash	3,808	2,841	2,811
Undistributed earnings of affiliated companies	(49,427)	(17,816)	(38,666)
Allocated reorganization items, non-cash	-	131	5,659
Other – net	131	517	(41)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property	(1,553)	(39)	(4,459)
Allocated general and administrative expenses recorded as capital contributions	-	1,146	954
Discount on repurchase of debt	-	(3,755)	-
Payments for drydocking	(21,396)	(9,258)	(20,728)
Deferred financing costs paid for loan modification	-	(8,273)	(5,545)
Changes in operating assets and liabilities:
Decrease in receivables	8,730	8,033	13,398
(Decrease)/increase in payable to OSG	(316)	(10,667)	5,733
(Decrease)/increase in deferred revenue	(4,730)	4,421	-
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	(13,688)	(3,131)	2,965
Net cash (used in)/provided by operating activities	(3,825)	116,794	222,739
Cash Flows from Investing Activities:
(Increase)/decrease in restricted cash	(10,579)	8,989	61,104
Expenditures for vessels and vessel improvements	(173,535)	(1,988)	(964)
Proceeds from disposal of vessels and other property	18,344	-	17,058
Expenditures for other property	(406)	(907)	-
Investments in and advances to affiliated companies	(731)	(987)	(153)
Repayments of advances from affiliated companies	40,750	18,500	37,500
Other – net	-	-	(382)
Net cash (used in)/provided by investing activities	(126,157)	23,607	114,163
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	614,933	-	-
Payments on debt	(54,983)	(90,065)	(6,284)
Extinguishment of debt	(458,416)	(65,167)	-
Dividend payments to OSG	-	(202,000)	(200,000)
Repurchases of common stock	(3,177)	-	-
Cash paid to tax authority upon vesting of stock-based compensation	(349)	(26)	-
Net cash provided by/(used in) financing activities	98,008	(357,258)	(206,284)
Net (decrease)/increase in cash and cash equivalents	(31,974)	(216,857)	130,618
Cash and cash equivalents at beginning of year	92,001	308,858	178,240
Cash and cash equivalents at end of period	$60,027	$92,001	$308,858

See notes to consolidated financial statements

60
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2015	$1,464,428	$888	$(74,373)	$1,390,943
Net income	-	173,170	-	173,170
Other comprehensive income	-	-	10,249	10,249
Dividend to OSG	(118,523)	(81,477)	-	(200,000)
Capital contribution of OSG, net	9,424	-	-	9,424
Balance at December 31, 2015	1,355,329	92,581	(64,124)	1,383,786
Net loss	-	(18,223)	-	(18,223)
Other comprehensive income	-	-	11,857	11,857
Dividend to OSG	(53,185)	(148,815)	-	(202,000)
Compensation relating to restricted stock awards	40	-	-	40
Compensation relating to restricted stock units awards	184	-	-	184
Compensation relating to stock option awards	71	-	-	71
Capital contribution of OSG, net	3,797	-	-	3,797
Balance at December 31, 2016	1,306,236	(74,457)	(52,267)	1,179,512
Net loss	-	(106,088)	-	(106,088)
Other comprehensive income	-	-	11,860	11,860
Forfeitures of vested restricted stock awards	(261)	-	-	(261)
Compensation relating to restricted stock awards	841	-	-	841
Compensation relating to restricted stock units awards	2,141	-	-	2,141
Compensation relating to stock option awards	826	-	-	826
Repurchase of common stock	(3,177)	-	-	(3,177)
Balance at December 31, 2017	$1,306,606	$(180,545)	$(40,407)	$1,085,654

See notes to consolidated financial statements

61
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

The spin-off was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and several other agreements with OSG related to the spin-off, including a transition services agreement (the “Transition Services Agreement”) and an employee matters agreement (the “Employee Matters Agreement”) dated November 30, 2016. These agreements govern the relationship between us and OSG following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services that were provided by OSG to the Company and by the Company to OSG. See Note 13, “Related Parties,” for additional discussion of the significant agreements with OSG.

Nature of the Business

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in international markets. The Company’s business is currently organized into two reportable segments: Crude Tankers and Product Carriers. The crude oil fleet is comprised of most major crude oil vessel classes. The products fleet transports refined petroleum product cargoes from refineries to consuming markets characterized by both long and short-haul routes. Through joint venture partnerships, the Company operates four liquefied natural gas (“LNG”) carriers and two Floating Storage and Offloading (“FSO”) service vessels.

As of December 31, 2017, the Company’s operating fleet consisted of 55 vessels, 49 of which were owned (including four LNG carriers and two FSO service vessels in which the Company has joint venture ownership interests), with the remaining vessels chartered-in. Subsequent to December 31, 2017, we delivered a 2002-built and a 2004-built MR to buyers (see Note 5, “Vessels”, to the accompanying consolidated financial statements). Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. The Marshall Islands is the principal flag of registry of the Company’s vessels.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

62
International Seaways, Inc.

For the eleven-month period ended November 30, 2016 and the years ended December 31, 2015, the accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of the individual entities that comprise the Company carved out from the historical results of operations, cost basis of the assets and liabilities and cash flows of OSG for these entities using both specific identification and allocation consistent with prior periods.

For the eleven month period ended November 30, 2016 and the years ended December 31, 2015, the Company functioned as part of the larger group of companies controlled by OSG, and accordingly, OSG performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from OSG. These allocated costs are primarily related to corporate administrative expenses, reorganization costs and employee related costs, including pensions and other benefits for corporate and shared employees, for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury and cash management, facility and other corporate and infrastructural services. The costs associated with these services and support functions have been allocated to the Company primarily based on either the proportion of time spent by employees within the above functions on tasks related to or for the benefit of the Company’s entities or the proportion of ship operating days of the Company. Ship operating days are defined as the total number of days vessels are owned or chartered in during a period. A portion of this cost allocation was offset by costs for certain corporate functions held within the Company (including information technology functions) that have historically provided services to OSG and non-INSW subsidiaries of OSG. The net costs allocated for these functions are included in general and administrative expenses, technical management and transition costs, separation and transition costs and reorganization items, net within the consolidated financial statements. The tax provisions for the Company have been provided using a separate tax return methodology.

Management believes the assumptions and allocations are reasonable. The expenses and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods relative to the total costs incurred by OSG. However, the amounts recorded may not be representative of the amounts that would have been incurred had the Company been an entity that operated independently of OSG. Consequently, these consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its consolidated results of operations, financial position and cash flows would have been had the Company operated as a separate entity apart from OSG during the eleven-month period ended November 30, 2016 and the year ended December 31, 2015.

Following our spin-off from OSG on November 30, 2016, we now perform functions previously performed by OSG using internal resources and purchased services, some of which were being provided by OSG during a transitional period that ended on June 30, 2017 pursuant to the Transition Services Agreement.

All intercompany balances and transactions within the Company have been eliminated. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

Dollar amounts, except per share amounts are in thousands.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $10,579 as of December 31, 2017 represents legally restricted cash relating to the 2017 Debt Facilities (as defined in Note 8, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheet. The 2017 Debt Facilities stipulate that net cash proceeds of any INSW asset sale or casualty event exceeding $5,000, are restricted and required to be reinvested in fixed or capital assets within twelve months of such sale or casualty event or used to repay the principal balance outstanding on the 2017 Debt Facilities. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow.

2.	Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2017 and 2016 are net of an allowance for doubtful accounts of $108 and $70, respectively. The provisions for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 were not material.

63
International Seaways, Inc.

During the three years ended December 31, 2017, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 89% and 90% of consolidated voyage receivables at December 31, 2017 and 2016.

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

Interest costs are capitalized to vessels during the period that vessels are under construction, however, no interest was capitalized during 2017, 2016 or 2015.

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

5.	Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 5, “Vessels,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2017.

6.	Deferred finance charges —Finance charges, excluding original issue discounts, incurred in the arrangement and /or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $1,691 relating to the INSW Revolver Facility (as defined in Note 8, “Debt”) are included in other assets in the consolidated balance sheets as of December 31, 2016. Unamortized deferred finance charges of $23,626 relating to the 2017 Term Loan Facility (as defined in Note 8, “Debt”) and the 2017 Revolver Facility and $19,827 relating to the INSW Term Loan are included in long-term debt on the consolidated balance sheets as of December 31, 2017 and 2016.

Interest expense relating to the amortization of deferred financing costs amounted to $5,115 in 2017, $6,449 in 2016 and $5,625 in 2015.

7.	Revenue and expense recognition —Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. The Company does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

64
International Seaways, Inc.

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

8.	Derivatives —ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either recorded to current earnings (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

During the three years ended December 31, 2017, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

9.	Income taxes — Substantially all of the companies included in the Company’s consolidated financial statements were excluded from the OSG consolidated group for U.S. income tax purposes for the eleven month period ended November 30, 2016 and the year ended December 31, 2015. The Company’s financial statements have been prepared on the basis that OSG was responsible for all U.S. taxes for periods prior to December 1, 2016. Prior to December 1, 2016, the Company had not operated as an independent stand-alone entity. However, for the purposes of these consolidated financial statements the Company has calculated income taxes as if it had filed relevant income tax returns on a stand-alone basis. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

65
International Seaways, Inc.

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

10.	Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 6, “Equity Method Investments,” for further discussion of the Company’s evaluation of impairment of its equity method investments at December 31, 2017 and 2016, respectively.

11.	Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, equity method investments, intangible and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.	Recently Adopted Accounting Standards — In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815), which makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test after initial qualification if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. For cash flow hedges, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in other comprehensive income. They will be reclassified to earnings when the hedged item impacts earnings. On the other hand, for fair value hedges, because the change in fair value of the hedged item and the derivative hedging instrument will still be recorded in current earnings, if the hedge is not 100% effective there will be an income statement impact. The standard will be effective for interim and annual periods beginning after December 31, 2018 and early adoption is permitted. Beginning December 1, 2017, the Company elected to early adopt this accounting standard with an initial application date of January 1, 2017. The adoption of this accounting standard had no impact on the Company’s consolidated financial statements since the hedge relationship that existed at the initial application date had expired prior to the adoption date. Also, the hedge relationship entered into after the December 1, 2017 adoption date had a forward start date of January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. As a result of the adoption of this accounting standard, effective January 1, 2017, the Company elected to account for forfeitures of share-based payments as they occur. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since management’s estimate of the forfeiture rate on share-based payment awards granted prior to January 1, 2017 was zero. In addition, the adoption of this accounting standard resulted in the presentation of $349 and $26 of cash paid to the tax authorities for shares withheld to satisfy the Company’s statutory income tax withholding obligations as a financing cash outflow in the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively.

66
International Seaways, Inc.

13.	Recently Issued Accounting Standards — In September 2017, the FASB issued ASU 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which allows certain public business entities (“PBEs”) that otherwise would not meet the definition of a public business entity except for a requirement to include its financial statements or financial information in another entity’s filings with the SEC, to elect to use non-PBE transition dates for the sole purpose of adopting ASU No. 2016-02, Leases (ASC 842), and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Accordingly, all financial statements or financial information of the Company’s FSO and LNG joint ventures that may be included in the Company’s filings with the SEC pursuant to SEC Regulation S-X Rule 4-08(g), Summarized Financial Information of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, and/or SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, will likely not reflect the adoptions of ASC 606 and ASC 842 until January 1, 2019 and January 1, 2020, respectively.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The standard requires application using a retrospective transition method and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements. Upon adoption, net benefit costs totaling $335 and $985 for the years ended December 31, 2017 and 2016, respectively, that is currently presented in the general and administrative expense line will be presented in the other (expense)/income line on the consolidated statement operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting standard will not have a material impact on the Company’s consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. We currently anticipate adopting the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which will result in the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. Management does not expect the adoption of the other provisions of this accounting standard to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that will supersede virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that will apply to revenue earned from a contract with a customer. The standard’s requirements will also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for us beginning January 1, 2018 and while not expected to have a material impact upon adoption, it could have a material impact on the Company’s consolidated financial statements going forward. We intend to adopt the standard using the cumulative catch-up transition method. We have undertaken a comprehensive approach to assessing the impact of the guidance on our business by reviewing our current accounting policies and practices to identify any potential differences that may result from applying the new requirements to our consolidated financial statements. In evaluating the impact of adopting this standard, we determined that (i) the timing and recognition of earnings from the pool arrangements and time charter/bareboat charter-out contracts to which the Company is party will not change significantly from current practice; (ii) there may be a change in the timing of revenue recognition under spot voyage contracts that may have a material impact on the Company’s consolidated financial statements, depending on the number of spot voyages we have in progress at a reporting period end and whether or not the underlying voyage charter has been determined to be a service only contract or a lease contract with a service component; (iii) there will be a significant expansion of required disclosures regarding revenue recognition, including a requirement to disclose the portion of total revenues recognized in accordance with other standards such as ASC 840, Leases; and (iv) the use of time charter equivalent (“TCE”) revenues as a means of measuring performance and comparing results amongst shipping industry participants could become more challenging. In quantifying the cumulative catch up adjustment that will be recognized on January 1, 2018, we determined that as of December 31, 2017, only one of the Company’s vessels was operating on a spot voyage charter. A review of the terms of the charter agreement resulted in the determination that it was a short-term lease contract because the charterer had substantive decision-making rights with respect to the load and discharge ports. We concluded there would be no material cumulative catch up adjustment for this contract as the adoption of ASC 606 did not materially change the timing or the amount of the non-lease component of the revenue recognized ratably between contract signing date in November 2017 and discharge of cargo in January 2018.

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

68
International Seaways, Inc.

There were 35,876, 1,489 and 0 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2017, 2016 and 2015, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. Accordingly, no allocation was made to the participating securities under the two-class method for the years ended December 31, 2017 and 2016. As of December 31, 2017, there were 105,429 shares of restricted stock units and 275,830 stock options outstanding considered to be potentially dilutive securities.

The components of the calculation of basic and diluted earnings per share are as follows:

For the year ended December 31,	2017	2016	2015
Net (loss)/income	$(106,088)	$(18,223)	$173,170

Weighted average common shares outstanding:
Basic	29,159,440	29,157,992	29,157,387
Diluted	29,159,440	29,157,992	29,157,387

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

For the year ended December 31,	2017	2016	2015
Net (loss)/income allocated to:
Common Stockholders	$(106,088)	$(18,223)	$173,170
Participating securities	-	-	-
	$(106,088)	$(18,223)	$173,170

There were no dilutive equity awards outstanding for the years ended December 31, 2017, 2016 and 2015. Awards of 397,833 and 11,153 for the year ended 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, separation and transition costs, technical management transition costs, and (loss)/gain on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

69
International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2017 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
2017
Shipping revenues	$192,426	$97,675	$-	$290,101
Time charter equivalent revenues	178,812	96,183	-	274,995
Depreciation and amortization	56,302	22,418	133	78,853
Loss on disposal of vessels and other property, including impairments	85,625	1,230	-	86,855
Adjusted income/(loss) from vessel operations	21,623	(8,385)	(31)	13,207
Equity in income of affiliated companies	34,577	-	14,389	48,966
Investments in and advances to affiliated companies at December 31, 2017	260,884	15,612	102,398	378,894
Adjusted total assets at December 31, 2017	1,104,714	382,905	102,025	1,589,644
Expenditures for vessels and vessel improvements	172,164	1,371	-	173,535
Payments for drydockings	17,606	3,790	-	21,396
2016
Shipping revenues	$271,764	$126,555	$-	$398,319
Time charter equivalent revenues	258,171	126,314	560	385,045
Depreciation and amortization	52,395	26,696	794	79,885
Loss on disposal of vessels and other property, including impairments	7,585	71,456	162	79,203
Adjusted income from vessel operations	111,768	13,327	710	125,805
Equity in income of affiliated companies	5,584	-	11,265	16,849
Investments in and advances to affiliated companies at December 31, 2016	266,470	15,296	76,915	358,681
Adjusted total assets at December 31, 2016	1,066,184	422,579	76,915	1,565,678
Expenditures for vessels and vessel improvements	691	1,297	-	1,988
Payments for drydockings	7,636	1,622	-	9,258
2015
Shipping revenues	$324,703	$172,931	$-	$497,634
Time charter equivalent revenues	304,182	171,608	-	475,790
Depreciation and amortization	51,347	28,763	1,543	81,653
Loss/(gain) on disposal of vessels and other property	31	(3,231)	(1,259)	(4,459)
Adjusted income/(loss) from vessel operations	157,840	56,746	(1,176)	213,410
Equity in income of affiliated companies	34,371	-	11,188	45,559
Investments in and advances to affiliated companies at December 31, 2015	276,839	13,793	54,259	344,891
Adjusted total assets at December 31, 2015	1,148,361	505,353	43,340	1,697,054
Expenditures for vessels and vessel improvements	91	873	-	964
Payments for drydockings	13,842	6,886	-	20,728

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2017	2016	2015
Time charter equivalent revenues	$274,995	$385,045	$475,790
Add: Voyage expenses	15,106	13,274	21,844
Shipping revenues	$290,101	$398,319	$497,634

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

Reconciliations of adjusted income from vessel operations of the segments to (loss)/income before income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2017	2016	2015
Total adjusted income from vessel operations of all segments	$13,207	$125,805	$213,410
General and administrative expenses	(24,736)	(31,618)	(41,516)
Third-party debt modification fees	(9,240)	-	-
Separation and transition costs	(604)	(9,043)	-
Technical management transition costs	-	-	(39)
(Loss)/gain on disposal of vessels and other property, including impairments	(86,855)	(79,203)	4,459
Consolidated (loss)/income from vessel operations	(108,228)	5,941	176,314
Equity in income of affiliated companies	48,966	16,849	45,559
Other (expense)/income	(6,344)	(966)	66
Interest expense	(40,438)	(39,476)	(42,970)
Reorganization items, net	-	(131)	(5,659)
(Loss)/income before income taxes	$(106,044)	$(17,783)	$173,310

70
International Seaways, Inc.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2017	2016
Total adjusted assets of all segments	$1,589,644	$1,565,678
Corporate unrestricted cash and cash equivalents	60,027	92,001
Corporate restricted cash	10,579	-
Other unallocated amounts	4,234	4,842
Consolidated total assets	$1,664,484	$1,662,521

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2017 follows:

	Crude	Product
	Tankers	Carriers	Other	Consolidated
2017
Total vessels, deferred drydock and other property at December 31, 2017	$800,362	$339,627	$374	$1,140,363
2016
Total vessels, deferred drydock and other property at December 31, 2016	$753,028	$377,095	$484	$1,130,607
2015
Total vessels, deferred drydock and other property at December 31, 2015	$804,514	$472,675	$297	$1,277,486

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

As of	2017	2016
Vessels, at cost	$1,404,360	$1,478,940
Accumulated depreciation	(302,087)	(381,449)
Vessels, net	1,102,273	1,097,491

Other property, at cost	7,377	8,680
Accumulated depreciation and amortization	(4,923)	(6,121)
Other property, net	2,454	2,559

Total Vessels and other property	$1,104,727	$1,100,050

All except one of the Company’s vessels are pledged as collateral under the INSW Facilities (see Note 8, “Debt”). The aggregate carrying value of the 42 vessels pledged as collateral under the INSW Facilities at December 31, 2017, including a 2002-built MR which was held for sale as of December 31, 2017, was $1,102,844. A breakdown of the carrying value of the Company’s vessels by reportable segment and fleet as of December 31, 2017 and 2016 follows:

71
International Seaways, Inc.

As of December 31, 2017
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

Crude Tankers
VLCC (includes ULCC)	$663,880	$(209,966)	$453,914		12.5	10
Suezmax	117,259	(1,821)	115,438		0.4	2
Aframax	167,146	(21,064)	146,082		12.6	7
Panamax	61,120	(538)	60,582		15.3	8
Total Crude Tankers	1,009,405	(233,389)	776,016	(1)	12.1	27

Product Carriers
LR2	73,681	(9,305)	64,376		3.4	1
LR1	106,176	(13,122)	93,054		9.0	4
MR	215,098	(46,271)	168,827		11.5	10
Total Product Carriers	394,955	(68,698)	326,257	(2)	9.6	15

Fleet Total	$1,404,360	$(302,087)	$1,102,273		11.7	42

(1)	Includes seven VLCCs, two Suezmaxes, and three Aframaxes with an aggregate carrying value of $581,461, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $459,000 by $122,461.
(2)	Includes one LR2, four LR1s and four MRs with an aggregate carrying value of $281,383, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $209,375, by $72,008.

As of December 31, 2016
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

Crude Tankers
VLCC (includes ULCC)	$681,891	$(235,159)	$446,732	12.1	9
Aframax	247,863	(66,943)	180,920	11.6	7
Panamax	121,810	(18,506)	103,304	14.3	8
Total Crude Tankers	1,051,564	(320,608)	730,956	12.3	24

Product Carriers
LR2	73,681	(6,601)	67,080	2.4	1
LR1	106,176	(8,474)	97,702	8.1	4
MR	247,519	(45,766)	201,753	11.2	13
Total Product Carriers	427,376	(60,841)	366,535	9.3	18

Fleet Total	$1,478,940	$(381,449)	$1,097,491	11.7	42

72
International Seaways, Inc.

Vessel activity for the three years ended December 31, 2017 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at January 1, 2015	$1,648,115	(341,575)	$1,306,540
Purchases and vessel additions	1,531	-
Disposals	(6,755)	1,003
Depreciation	-	(64,385)
Balance at December 31, 2015	1,642,891	(404,957)	1,237,934
Purchases and vessel additions	2,127	-
Disposals	-	(63,328)
Depreciation	(166,078)	86,836
Balance at December 31, 2016	1,478,940	(381,449)	1,097,491
Purchases and vessel additions	174,108	-
Disposals and transfer to held for sale	(23,266)	2,232
Depreciation	-	(59,883)
Impairment	(225,422)	137,013
Balance at December 31, 2017	$1,404,360	$(302,087)	$1,102,273

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of December 31, 2017. Factors considered included declines in valuations during 2017 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the above indicators constituted impairment trigger events for eighteen vessels (one ULCC, one VLCC, six Aframaxes, eight Panamaxes and two LR1s) as of December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized weighted probabilities assigned to possible outcomes for the vessels that the Company was considering to sell or recycle before the end of their respective useful lives in conjunction with the Company’s fleet renewal program. The Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management used the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved, and estimates of a residual value for recyclings are based upon published 12-year historical data or the pattern of scrap rates used in management’s evaluation of salvage value for purposes of recording depreciation.

In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals, current recycling market data, and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with that described above, and discounted the cash flows using its current estimate of INSW’s weighted average cost of capital. Based on the tests performed, impairment charges totaling $81,062 and $7,346 were recorded on twelve vessels (one ULCC, one VLCC, four Aframaxes and six Panamaxes) at December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017, respectively to write-down their carrying values to their estimated fair values.

73
International Seaways, Inc.

The Company monitored the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, and September 30, 2016 to December 31, 2016, as well as the decline in forecasted near term charter rates, and concluded that the declines in vessel valuations and in forecasted near term charter rates constituted impairment trigger events for 28 vessels as of September 30, 2016 and 24 vessels as of December 31, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized the methodology described above.

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

During its evaluations as to whether or not events or circumstances existing during 2015 resulted in a triggering event for impairment testing of its fleet, Management gave consideration to average TCE rates earned by its vessels versus INSW’s 2015 budget, near term rate forecasts, significant changes in third party valuation appraisals of vessels, and plans or intentions that materially affect how the international fleet would be used in the next 12 months (including disposals). Management concluded there was no triggering event for impairment testing.

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

Vessel Acquisitions and Deliveries

During 2017, the Company acquired two 2017-built Suezmax tankers for an aggregate price of $116,000, which were delivered in July 2017, and one 2010-built VLCC tanker for a price of $53,000, which was delivered in November 2017.

In December 2017, the Company entered into a binding Letter of Intent (“LOI”) for the acquisition of six VLCC tankers including one 2015-built and five 2016-built for a price of $434,000. The transaction is expected to close in the second quarter of 2018. The Company’s obligation to consummate the transaction is subject to a number of conditions. Either party is permitted to terminate the LOI on or after March 31, 2018 if the parties have not entered into a definitive stock purchase agreement by such date and the party terminating the LOI is not otherwise in breach thereof.

Vessel Sales

During 2017, the Company recognized an aggregate gain on disposal of vessels of $1,594 relating to the sale of a 2001-built MR and a 2004-built MR. During the last quarter of 2017, the Company entered into memorandums of agreement for the sale of a 2002-built MR and a 2004-built MR, which were delivered to buyers during the first quarter of 2018. The 2002-built MR had been classified as vessel held for sale as of December 31, 2017. The Company recognized gains on such sales in 2018.

There were no vessels sold during the year ended December 31, 2016. During the year ended December 31, 2015, the Company sold a 1998-built MR and recognized a gain on sale of $3,236.

Drydocking activity for the three years ended December 31, 2017 is summarized as follows:

	2017	2016	2015
Balance at January 1	$30,557	$37,075	$29,325
Additions	19,205	8,822	22,981
Sub-total	49,762	45,897	52,306
Drydock amortization	(18,367)	(15,340)	(15,231)
Amount charged to loss/gain on sale of vessels	(867)	-	-
Balance at December 31	$30,528	$30,557	$37,075

74
International Seaways, Inc.

NOTE 6 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2017, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

FSO Joint Venture

In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the new operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. Such contracts commenced at the expiry of the existing contracts with Maersk Oil Qatar AS during the third quarter of 2017. The Company has a 50% interest in this joint venture. The FSO Joint Venture financed the purchase of the vessels from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $75,343 was outstanding under the bank financing facility as of December 31, 2016. In July 2017, the FSO Joint Venture repaid the principal balance outstanding on the bank financing facility, using cash on hand.

The FSO Joint Venture previously entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements, which paid fixed rates of approximately 3.9% and received floating rates based on LIBOR, had maturity dates ranging from July to September 2017. In conjunction with the repayment of the principal balance outstanding on the bank financing facility, the interest rate swap associated with the FSO Africa was terminated early and settled on June 15, 2017. The interest rate swap associated with the FSO Asia was settled upon maturity in July 2017. As of December 31, 2016, the joint venture had a liability of $2,236, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amount, aggregating $111 at December 31, 2016, is included in accumulated other comprehensive loss in the accompanying balance sheet.

The FSO Joint Venture is party to a number of contracts to which INSW serves as guarantor. See Note 12, “Related Parties,” for additional information relating to guarantees.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $597,129 and $638,827 was outstanding under this secured facility as of December 31, 2017 and 2016, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $576,429 and $617,636 at December 31, 2017 and 2016, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2017 and 2016, the joint venture recorded a liability of $58,243 and $80,458, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $28,980 and $40,076 at December 31, 2017 and 2016, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Impairment of Equity Method Investments

Management gave consideration as to whether events or changes in circumstances had occurred since December 2016 that could indicate that the carrying amounts of its investments in the FSO Joint Venture and LNG Joint Venture may not be recoverable as of December 31, 2017. Management concluded that no such events or changes in circumstances had occurred to warrant an impairment testing.

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

75
International Seaways, Inc.

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

Financial Information of Significant Equity Method Investments

Investments in and advances to affiliated companies as reflected in the accompanying consolidated balance sheet as of December 31, 2017 consisted of: FSO Joint Venture of $251,594, LNG Joint Venture of $102,398 and Other of $24,902 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

Financial information for the equity method investees that were significant for the three years ended December 31, 2017, adjusted for basis and accounting policy differences, is as follows:

For the year ended December 31,	2017	2016	2015
Shipping revenues	$234,916	$247,451	$245,444
Ship operating expenses	(106,228)	(114,487)	(113,639)
Income from vessel operations	128,688	132,964	131,805
Other income	3,497	830	2,357
Interest expense	(36,831)	(43,038)	(47,218)
Income tax provision	(1,886)	-	-
Net income	$93,468	$90,756	$86,944

Percentage of ownership in equity investees	49.9% - 50.0%	49.9% - 50.0%	49.9% - 50.0%
Equity in income/(loss) of affiliated companies, before consolidating and reconciling adjustments	$46,704	$45,355	$43,449

Impairment of equity method investments in FSO Joint Venture	-	(30,475)	-
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	2,301	2,409	2,409
Amortization of interest capitalized during construction of LNG vessels	(419)	(419)	(419)
Other	380	(21)	120
Equity in income/(loss) of affiliated companies	$48,966	$16,849	$45,559

The tables below present the financial position for the equity method investees that were significant and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2017 and 2016:

76
International Seaways, Inc.

As of December 31,	2017	2016
Current assets	$77,545	$128,531
Vessels, net	1,344,613	1,386,836
Other assets	65,551	66,708
Total assets	$1,487,709	$1,582,075

Current liabilities	$78,273	$150,153
Long-term debt and other non-current liabilities	917,564	1,055,922
Equity	491,872	376,000
Total liabilities and equity	$1,487,709	$1,582,075

Percentage of ownership in equity investees	49.9% - 50.0%	49.9% - 50.0%
INSW Share of affiliate's equity, before consolidating and reconciling adjustments	$245,751	$187,868

Impairment of equity method investments in FSO Joint Venture	(30,475)	(30,475)
Advances from shareholders of FSO Joint Venture (2)	162,762	203,513
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(34,284)	(36,585)
Unamortized interest capitalized during construction of LNG vessels	10,275	10,693
Other (1)	24,865	23,667
Investments in and advances to affiliated companies	$378,894	$358,681

(1)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.
(2)	Such advances are unsecured, interest free and not repayable within one year.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 14, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

NOTE 7 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2017, the Company participates in seven commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

INSW enters into joint ventures to take advantage of commercial opportunities. INSW entities have entered into joint ventures with different partners (see Note 6, “Equity Method Investments”). In each joint venture, the INSW entities have the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all ten arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that one of the pools and two of the joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The FSO joint ventures described in Note 6, “Equity Method Investments,” were determined to be VIEs. The formation agreements of the joint ventures state that all significant decisions must be approved by the majority of the board. As a result, INSW shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, INSW accounts for these investments under the equity method of accounting.

The joint ventures’ formation agreements require INSW and its joint venture partner to provide financial support as needed. INSW has provided and will continue to provide such support as described in Note 6, “Equity Method Investments.”

77
International Seaways, Inc.

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the VIEs described above as of December 31, 2017 and 2016:

Consolidated Balance Sheet as of December 31,	2017	2016
Investments in Affiliated Companies	$255,456	$261,403

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2017:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$255,456

In addition, as of December 31, 2017, the Company had approximately $12,617 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2017.

NOTE 8 —DEBT:

Debt consists of the following:

	December 31,	December 31,
	2017	2016
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred costs of $23,074	$523,489	$-
2017 Revolver Facility, net of unamortized deferred costs of $552	29,448	-
INSW Term Loan Facility, due 2019, net of unamortized discount and deferred costs of $20,311	-	439,651
	552,937	439,651
Less current portion	(24,063)	(6,183)
Long-term portion	$528,874	$433,468

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

On July 19, 2017, the Company drew down $50,000 under the 2017 Revolver Facility, and on July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities (the “First Amendment”) to effect the increase of the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. Except as related to such increase, no other terms of the 2017 Debt Facilities were amended. The net proceeds from these two borrowings were used for general corporate purposes, including funding the acquisition of two 2017-built Suezmax tankers as described above in Note 5, “Vessels.” On August 18, 2017, the outstanding balance under the 2017 Revolver Facility was repaid in full using cash on hand and proceeds of the sale of the 2001-built MR described in Note 5, “Vessels,” above.

78
International Seaways, Inc.

On November 6, 2017, the Company drew down $30,000 under the 2017 Revolver Facility in order to partially fund the acquisition of a 2010-built VLCC tanker as described above in Note 5, “Vessels.”

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

Facility	2017 Term Loan Facility		2017 Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR
Floor	2.00%	1.00%	2.00%	1.00%
Applicable Margin	4.50%	5.50%	2.50%	3.50%

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

Management determined that it had no Excess Cash Flow under the 2017 Term Loan Facility for the nine months ended December 31, 2017. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2018.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of December 31, 2017, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels plus the Fair Market Value of certain joint venture equity interests. The Company had substantial headroom under this covenant as of December 31, 2017, with an estimated ratio of 41%.

As of December 31, 2017, the aggregate annual principal payments required to be made on the 2017 Term Loan Facility are as follows:

Year	Amount
2018	$24,063
2019	27,500
2020	27,500
2021	27,500
2022	440,000
Aggregate principal payments required	$546,563

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

79
International Seaways, Inc.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2017, 2016 and 2015 with respect to the Company’s debt facilities:

Debt facility	2017	2016	2015
2017 Term Loan Facility, due 2022	$22,546	$-	$-
2017 Revolver Facility, due 2021	495	-	-
INSW Facilities, due 2019	16,743	38,442	42,688
Total debt related interest expense	$39,784	$38,442	$42,688

The following table summarizes interest paid, excluding deferred financing fees paid, and capitalized interest, during the years ended December 31, 2017, 2016 and 2015 with respect to the Company’s debt facilities:

Debt facility	2017	2016	2015
2017 Term Loan Facility, due 2022	$16,319	$-	$-
2017 Revolver Facility, due 2021	316	-	-
INSW Facilities, due 2019	16,732	33,039	36,368
Total debt related interest expense paid	$33,367	$33,039	$36,368

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2017, the Company incurred issuance costs aggregating $24,307 in connection with the 2017 Debt Facilities. Issuance costs paid to all lenders and third-party fees associated with lenders of the 2017 Debt Facilities who had not participated in the INSW Facilities aggregating $15,067 were capitalized as deferred finance charges. (See Note 2, “Significant Accounting Policies,” for additional information relating to deferred financing charges). Third party fees associated with the First Amendment and with lenders of the 2017 Debt Facilities who had participated in the INSW Facilities aggregating $9,240, for the year ended December 31, 2017 were expensed and included in third-party debt modification fees in the consolidated statement of operations. In addition, an aggregate net loss of $7,020 for the year ended December 31, 2017 realized on the modification of the Company’s debt facilities, is included in other income/(expense) in the consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Issuance costs incurred with respect to the 2017 Debt Facilities have been treated as a reduction of debt proceeds. During the year ended December 31, 2016, the Company paid deferred financing fees of $8,273 in connection with amendments to the INSW Facilities. Such fees were capitalized as deferred finance charges.

During the year ended December 31, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The aggregate net losses of $1,342 realized on these transactions for the year ended December 31, 2016, is included in other income/(expense) in the consolidated statement of operations. The net loss reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions which were treated as partial extinguishments and a $3,755 discount on repurchase of debt for the year ended December 31, 2016. Third party legal and consulting fees (aggregating $225) incurred by INSW in relation to the open market repurchases are included in general and administrative expenses in consolidated statement of operations for the year ended December 31, 2016.

80
International Seaways, Inc.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2017 and 2016, are as follows:

	Fair Value	Level 1	Level 2
December 31, 2017:
Cash and cash equivalents (1)	$70,606	$70,606	$-
2017 Term Loan Facility	(550,689)	-	(550,689)
2017 Revolver Facility	(30,227)		(30,227)

December 31, 2016:
Cash and cash equivalents	$92,001	$92,001	$-
INSW Term Loan	(447,888)	-	(447,888)

(1) Includes non-current restricted cash of $10,579 at December 31, 2017.

Derivatives

The Company manages its exposure to interest rate volatility risks by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. In December 2017, the Company entered into an interest rate cap agreement (“Interest Rate Cap”) with a forward start date of January 1, 2018 with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The interest rate cap was designated and qualified as a cash flow hedge. This agreement contains no leverage features. The Interest Rate Cap has a Cap Rate of 2.5% through the termination date of December 31, 2020. At December 31, 2016, the Company was party to a similar interest rate cap agreement covering a notional amount of $400,000 to limit the floating interest rate exposure associated with the INSW Term Loan and such agreement expired on February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. The following tables present information with respect to the fair values of derivatives reflected in the December 31, 2017 and 2016 balance sheets on a gross basis by transaction:

81
International Seaways, Inc.

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
December 31, 2017:
Derivatives designated as hedging instruments:
Interest rate caps:
Current portion	Prepaid expenses and other current assets	$16	Accounts payable, accrued expenses and other current liabilities	$-
Long-term portion	Other assets	886	Other liabilities	-
Total derivatives designated as hedging instruments		$902		$-

December 31, 2016:
Derivatives designated as hedging instruments:
Interest rate caps:
Long-term portion	Other assets	$-	Other liabilities	$-
Total derivatives designated as hedging instruments		$-		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the years ended December 31, 2017, 2016 and 2015 follows:

For the year ended December 31,	2017	2016	2015
Interest rate swaps	$(1,132)	$(3,050)	$(9,721)
Interest rate caps	(8)	(2)	(472)
Total	$(1,140)	$(3,052)	$(10,193)

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 is shown below:

82
International Seaways, Inc.

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated
	Other Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the year ended December 31, 2017:
Interest rate caps	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

For the year ended December 31, 2016:
Interest rate caps	Interest expense	$(517)	Interest expense	$-
Total		$(517)		$-

For the year ended December 31, 2015:
Interest rate caps	Interest expense	$(2)	Interest expense	$-
Total		$(2)		$-

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 14, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 2
Assets/(Liabilities) at December 31, 2017
Derivative Assets (interest rate caps)	$902	$902	(1)

Assets/(Liabilities) at December 31, 2016
Derivative Assets (interest rate caps)	$-	$-	(1)

(1) For the interest rate cap, fair value is derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the year ended December 31, 2017:

				Impairment
Description	Fair Value	Level 2	Level 3	Charges
Crude Tankers - Vessels held and used (1) (2)	$147,584	$78,479	$69,105	$(85,626)
Product Carriers - Vessels held and used (1) (2)	$22,400	$22,400	$-	$(2,782)

(1)	Aggregate pre-tax impairment charges of $7,346 related to one vessel in the Crude Tanker segment and two vessels in the Product Carriers segment and $81,062 related to twelve vessels in the International Crude Tanker segment were recorded during the three-month periods ended September 30, 2017 and December 31, 2017, respectively.
(2)	The fair value measurements aggregating $67,979 at December 31, 2017 used to determine impairment for four vessels and fair value measurements aggregating $32,900 at September 30, 2017 used to determine impairment for three vessels were based upon a market approach, which considered the expected sales prices or scrap values of vessels obtained from vessel appraisals. Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2. Fair value measurements aggregating $69,105 at December 31, 2017 used to determine the impairment for eight vessels were based on the income approach, which utilized cash flow projections consistent with the most recent projections of the Company and a discount rate equivalent to INSW's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

83
International Seaways, Inc.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

At December 31,	2017	2016
Accounts payable	$330	$2,866
Payroll and benefits	5,897	5,672
Interest	3,437	4,042
Due to owners on chartered in vessels	867	856
Accrued drydock, repairs and vessel betterment costs	1,838	1,608
Bunkers and lubricants	1,893	2,787
Charter revenues received in advance	918	6,725
Insurance	575	2,650
Accrued vessel expenses	3,369	6,804
Accrued general and administrative expenses	1,599	2,644
Other	2,082	1,583
Total accounts payable, accrued expense and other current liabilities	$22,805	$38,237

NOTE 11 —TAXES:

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

INSW, including its subsidiaries, which are disregarded entities for U.S. Federal income tax purposes, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. Under Section 883 of the Code and U.S. Treasury Department regulations, INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2017, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2018, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

84
International Seaways, Inc.

The components of the income tax provisions follow:

For the year ended December 31,	2017	2016	2015
Current	$44	$440	$140
Deferred	-	-	-
Total provision for income taxes	$44	$440	$140

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax provisions are summarized as follows:

For the year ended December 31,	2017	2016	2015
Marshall Islands statutory income tax rate	-%	-%	-%
Change in valuation allowance	0.78%	25.29%	-%
Liquidation of subsidiaries	(0.88)%	(29.53)%	-%
Income subject to tax in other jurisdictions	0.06%	1.76%	0.08%
Effective income tax rate	(0.04)%	(2.48)%	0.08%

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,178	$1,711
Excess of tax over book basis of depreciable assets	548	548
Pensions	2,852	3,147
Total deferred tax assets	4,578	5,406
Less: Valuation allowance	(4,578)	(5,406)
Deferred tax assets, net	-	-
Net noncurrent deferred tax assets/(liabilities)	$-	$-

As of December 31, 2017 and 2016, the Company had net operating loss carryforwards of $6,931 and $42,001, respectively. The net operating loss carryforward of $6,931 as of December 31, 2017 has an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $4,578 and $5,406, respectively, as of December 31, 2017 and 2016. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs. During 2017, the Company decreased its valuation allowance by $828 primarily as a result of the liquidation of certain subsidiaries.

The following is tabular rollforward of the Company’s unrecognized tax benefits (excluding interest and penalties):

	2017	2016
Balance of unrecognized tax benefits as of January 1,	$153	$40
Increases for positions taken in prior years	-	115
Decreases for positions taken in prior years	-	-
Changes due to currency translations	-	(2)
Balance of unrecognized tax benefits as of December 31,	$153	$153

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2017 and 2016, the Company has recognized a total liability for interest of $51 and $33, respectively. INSW has recorded the unrecognized tax benefits in other current liabilities in the consolidated balance sheets. If recognized, all of the December 31, 2017 balance of unrecognized tax benefits would affect the effective tax rate. Management believes that it is reasonably possible that a decrease of up to $94 in unrecognized tax benefits related to issues currently under examination by the taxing authorities will be settled during 2018.

85
International Seaways, Inc.

NOTE 12 —RELATED PARTIES:

The following tables show certain related party transactions between INSW and OSG:

For the year ended December 31,	2017	2016	2015
Corporate overhead allocations from OSG
General and administrative	$-	$21,486	$36,792
Depreciation	-	517	730
Separation and transition costs	-	6,569	-
Reorganization items, net	-	131	5,659
Total corporate overhead allocations from OSG	$-	$28,703	$43,181

Payables to OSG aggregating $367 and $683 as of December 31, 2017 and 2016, respectively, were primarily in relation to the spin-related agreements described below. A full and final payment of all amounts due to OSG under the spin-related agreements was made during the first quarter of 2018.

Transition Services Agreement and Other Spin-off Related Activity

On November 30, 2016, INSW entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with OSG, which among other things, (i) governed the transfer of assets and liabilities between both entities, (ii) terminated all intercompany arrangements between INSW and OSG except for specified agreements and arrangements, (iii) contained terms and conditions that generally require INSW and OSG to use commercially reasonable efforts to consummate the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements, (iv) released certain claims between the parties and their affiliates, successors and assigns, (v) contained mutual indemnification provisions and (vi) allocated expenses of the spin-off between the parties. Following the true up of final separation costs between INSW and OSG, income of $64 was recognized during the year ended December 31, 2017, in conjunction with the Separation and Distribution Agreement.

During the year ended December 31, 2016, spin-off related expenses incurred by INSW pursuant to the Separation and Distribution Agreement aggregated $9,043. Approximately $3,337 of these costs represented INSW’s allocated share of severance costs for certain individuals that departed OSG in conjunction with the spin-off of INSW.

INSW and OSG also entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG provided certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement terminated on June 30, 2017.

During the years ended December 31, 2017 and 2016, INSW earned fees totaling $63 and $27, respectively for services provided to OSG pursuant to the terms of the Transition Services Agreement. During the years ended December 31, 2017 and 2016, INSW also incurred fees totaling $731 and $31, respectively, for services received from OSG, including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

INSW and OSG also entered into an employee matters agreement (the “Employee Matters Agreement”), which addressed the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which INSW employees participated, including equity incentive plans. The Employee Matters Agreement also governs the transfer of employees between OSG and INSW in connection with the Distribution, and set forth certain obligations for reimbursements and indemnities between OSG and INSW.

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

86
International Seaways, Inc.

Guarantees

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); and (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’).

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guaranteed the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. INSW continues the MOQ Guarantee for the period ended on the novation date of the service contracts for MOQ, which guarantee will end when the Qatari authorities determine that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts for tax periods through the novation date.

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

Capital Contributions from OSG and Dividends Paid to OSG

For the year ended December 31, 2016, the Company recorded capital contributions from OSG of $3,797 comprised of allocated reorganization items, net of $131, non-cash expense relating to stock compensation benefits of $2,520 and certain allocated general and administrative costs of $1,146. For the year ended December 31, 2015, the Company recorded capital contributions from OSG of $9,424, comprised of allocated reorganizations items, net of $5,659, non-cash expense relating to stock compensation benefits of $2,811, certain allocated general and administrative expenses of $954. For additional information relating to stock compensation benefits see Note 13, “Capital Stock and Stock Compensation.”

During the years ended December 31, 2016 and 2015, INSW made dividend distributions to OSG totaling $202,000 (or $6.93 per share) and $200,000 (or $6.86 per share), respectively.

NOTE 13 — CAPITAL STOCK AND STOCK COMPENSATION:

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

87
International Seaways, Inc.

OSG maintains or maintained various stock-based compensation arrangements (the “OSG Incentive Plans” and the “OSG 2004 Stock Incentive Plan” ), under which it provided awards to certain employees of INSW of restricted common stock, restricted stock units, performance restricted stock units and stock options to purchase shares of OSG. Because INSW provided employee services in consideration for the participation of INSW’s employees in these plans, a share-based compensation expense for the awards granted to INSW’s employees has been reflected in the consolidated statement of operations. Furthermore, the restricted stock, restricted stock unit and stock option grants also relate to individuals that are considered to be employees of OSG or directors of OSG. Compensation expense relating to such grants is a component of general and administrative expense on OSG’s consolidated statement of operations and as a result for periods prior to our spin-off from OSG was subject to the cost allocation procedures described in Note 12, “Related Parties.”

Each OSG restricted stock unit and performance restricted stock unit that was unvested and outstanding immediately prior to the effective time of our spin off from OSG (the “Effective Time”) and held by an INSW Group Employee (as defined by the Employee Matters Agreement) was converted as of the Effective Time into an INSW restricted stock unit or INSW performance restricted stock unit, respectively. Each OSG stock option to purchase shares of OSG that was outstanding immediately prior to the Effective Time and held by an INSW Group Employee was converted as of the Effective Time into an INSW stock option.

The OSG Incentive Plans contained anti-dilution provisions whereby in the event of any change in the capitalization of OSG, the number and type of securities underlying outstanding share based payment awards were to be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share based payment awards held by INSW Group Employees upon the spinoff transaction. As the fair value of the INSW restricted stock unit or INSW performance restricted stock unit awards and the INSW stock option awards immediately after the spinoff transaction increased when compared to the fair value of the equivalent OSG awards held by INSW Group Employees immediately prior to the spinoff transactions, incremental compensation costs of approximately $427 will be recognized by INSW over the remaining vesting period of such awards as a result of the spinoff modifications. As of December 31, 2017, approximately $124 of such costs remain unamortized.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation — Restricted Common Stock

INSW awarded a total of 38,938 and 32,067 restricted common stock shares during the years ended December 31, 2017 and 2016 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $20.03 (2017) and $13.72 (2016) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Capitalized terms that follow are defined herein or in the Employee Matters Agreement.

(i) Restricted Stock Units

During the years ended December 31, 2017, 2016 and 2015, the Company awarded 66,503, 76,585 and 0 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $18.91 (2017) and $15.00 (2016) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

88
International Seaways, Inc.

During the year ended December 31, 2017 the Company awarded 30,856 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2020. The EPS Target and ROIC Target are performance conditions which, as of December 31, 2017, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.73 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $24.35 per RSU.

In addition, during the year ended December 31, 2017, INSW granted 29,206 performance-based RSUs (11,383 of which represented the 2017 tranche of the awards originally made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $19.13 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards which are vested on December 31, 2017, are subject to INSW’s ROIC performance for the year ended December 31, 2017 relative to a target rate set forth in the award agreements. Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 31, 2018. The performance condition in this award was achieved and resulted in payouts ranging from 130% to 150% of target.

During the year ended December 31, 2016 the Company awarded 33,709 performance-based RSUs to its senior officers to replace non-vested OSG performance-based RSUs awarded by OSG. Of this amount, 24,953 performance-based RSUs represent a contingent right to receive INSW RSUs based upon the covered employees being continuously employed through December 31, 2018. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $15.00 per INSW RSU. On March 29, 2017, pursuant to the terms of the INSW Management Equity Incentive Plan and the Employee Matters Agreement with OSG, the Human Resources and Compensation Committee of the Company’s Board of Directors adjusted the applicable performance metrics for the OSG performance based units held by certain members of senior management that had been converted into INSW performance based units as of the November 30, 2016 spin-off date. The performance metrics were modified as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s three-year EPS performance in the three-year EPS performance period relative to the same compounded annual growth rate (the “Modified EPS Target”) set forth in the original OSG award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to a proportionate average of OSG’s ROIC performance for the first eleven months and INSW’s ROIC performance for the last twenty-five months of the three-year ROIC performance period relative to the same target rate used under the original OSG award agreements (the “Modified ROIC Target”); and (iii) one-third of the target RSUs will be subject to a three-year TSR performance relative to that of the same performance peer group used under the original OSG award, over a three-year TSR performance period (“Modified TSR Target”). The TSR performance shall be measured using a proportionate average of the TSR performance of OSG for the first eleven months and INSW’s TSR performance for the last twenty-five months in the three-year TSR performance period. The modifications to the awards with performance conditions (EPS and ROIC Target awards) did not result in incremental compensation cost as these performance targets are not yet considered probable of being achieved. The modification of the TSR Target award resulted in incremental compensation expense of $124, which will be recognized over the remaining performance period of the awards. The Modified EPS Target and Modified ROIC Target are performance conditions which, as of December 31, 2017, INSW management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for the portion of these awards relating to performance conditions until it becomes probable that the performance conditions will be achieved.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(ii) Stock Options

During the years ended December 31, 2017 and 2016, the Company awarded to certain senior officers an aggregate of 148,271 and 127,559 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price that ranged between $18.21 and $22.42 per share for options granted in 2017 and between $19.04 and $30.93 per share for options granted in 2016. The weighted average grant date fair value of the options granted in 2017 was $8.48 per option. The weighted average grant date fair value of the options granted in 2016 as a result of the conversion of corresponding OSG stock options originally granted in 2016, 2015 and 2014 were $4.55, $2.26 and $1.86, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

89
International Seaways, Inc.

The fair values of the options granted in 2017 were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates ranging from 1.95% to 2.11%, dividend yields of 0.0%, expected stock price volatility factor of .44, and expected lives at inception of six years, respectively.

The fair value of the options granted in 2016 were estimated using the Black-Scholes option pricing model with inputs including the INSW stock value based on weighted average per share price of INSW common stock for the 20 Trading Days following the Distribution Date, the INSW exercise price and the following weighted average assumptions for the converted OSG Option originally granted in 2016, 2015 and 2014: risk free interest rates of 2.18%, 1.79% and 1.79%, respectively, dividend yields of 0.0%, expected stock price volatility factor of .40, and expected lives at inception of five years, four years and four years, respectively.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 13,961 shares of common stock during year ended December 31, 2017 at an average cost of $18.66 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. In January 2018, an additional 4,989 shares of common stock were repurchased from certain employees and members of management at an average cost of $17.81 per share to cover withholding taxes paid in December 2017.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. During the year ended December 31, 2017, the Company repurchased and retired 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Activity for the three years ended December 31, 2017	Common Stock

Nonvested Shares Outstanding at December 31, 2015	-
RSUs issued to replace OSG RSUs	110,294
Granted	32,067
Vested ($19.04 per share) (1)	(25,103)
Nonvested Shares Outstanding at December 31, 2016	117,258
Granted	165,503
Vested ($18.21 - $19.13 per share) (1)	(108,584)
Nonvested Shares Outstanding at December 31, 2017	174,177
(1)	Includes 6,508 (2016) and 12,442 (2017) shares of common stock forfeited by employees to cover withholding taxes.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Activity for the three years ended December 31, 2017	Common Stock

Options Outstanding at December 31, 2015	-
Options issued to replace OSG options	127,559
Exercised	-
Options Outstanding at December 31, 2016	127,559
Granted	148,271
Exercised	-
Options Outstanding at December 31, 2017	275,830
Options Exercisable at December 31, 2017	95,618

90
International Seaways, Inc.

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2017 was 8.54 years and 7.96 years, respectively. The range of exercise prices of the stock options outstanding at December 31, 2017 was between $18.21 and $30.93 per share. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2017 was $21.09 and $23.65, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2017 was $20 and $7, respectively.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Direct and allocated compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2017, 2016 and 2015 was $2,982, $2,157 and $2,380, respectively. The allocated compensation expense in 2016 and 2015 was recorded as a capital contribution from OSG as such amount was not settled in cash.

Direct and allocated compensation expense relating to stock options recorded by INSW for the years ended December 31, 2017, 2016 and 2015 was $826, $684 and $431, respectively. The allocated compensation expense has been recorded as a capital contribution from OSG as such amount will not be settled in cash.

As of December 31, 2017, there was $3,066 of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.64 years.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2017	2016
Unrealized losses on derivative instruments	$(28,989)	$(40,317)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(11,418)	(11,950)
	$(40,407)	$(52,267)

91
International Seaways, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2017.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance at December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,140)	17	-	(1,123)
Amounts reclassified from accumulated other comprehensive loss	12,468	515	-	12,983
Total change in accumulated other comprehensive loss	11,328	532	-	11,860
Balance at December 31, 2017	$(28,989)	$(11,418)	$-	$(40,407)

Balance at December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(3,052)	(2,364)	42	(5,374)
Amounts reclassified from accumulated other comprehensive loss	16,181	1,050	-	17,231
Total change in accumulated other comprehensive loss	13,129	(1,314)	42	11,857
Balance at December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)

Balance at December 31, 2014	$(61,356)	$(12,988)	$(29)	$(74,373)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(10,193)	1,870	(13)	(8,336)
Amounts reclassified from accumulated other comprehensive loss	18,103	482	-	18,585
Total change in accumulated other comprehensive loss	7,910	2,352	(13)	10,249
Balance at December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2017.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2017	2016	2015	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(12,337)	$(15,664)	$(18,101)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(131)	(517)	(2)	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension plans):

Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(515)	(1,050)	(482)	General and administrative expenses
	$(12,983)	$(17,231)	$(18,585)	Total before and net of tax

92
International Seaways, Inc.

The following amounts are included in accumulated other comprehensive loss at December 31, 2017, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1,467 ($1,100 net of tax) and unrecognized actuarial losses of $11,734 ($10,318 net of tax). The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2018 are losses of $70 (gross and net of tax) and $408 (gross and net of tax), respectively.

At December 31, 2017, the Company expects that it will reclassify $8,509 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s LNG equity method investees and the interest rate cap held by the Company.

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — LEASES:

1. Charters-in:

As of December 31, 2017, the Company had commitments to charter-in six MR vessels. All of the charters-in, of which two are bareboat charters with expiry dates ranging from April 2018 to June 2018 and four are time charters with expiry dates ranging from June 2018 to July 2018, are accounted for as operating leases. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations.

The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At December 31, 2017	Amount	Operating Days
2018	$1,841	279
Net minimum lease payments	$1,841	279

Time Charters-in:

At December 31, 2017	Amount	Operating Days
2018	$11,849	1,218
Net minimum lease payments	$11,849	1,218

The future minimum commitments for time charters-in exclude amounts with respect to vessels chartered-in where the duration of the charter was one year or less at inception but include amounts with respect to workboats employed in the Crude Tankers Lightering business which are cancellable upon 180 days’ notice. Time charters-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because INSW does not pay charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables provide INSW with renewal options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31, 2017	Amount	Revenue Days
2018	$6,218	604
Future minimum revenues	$6,218	604

93
International Seaways, Inc.

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

3. Office space:

The future minimum commitments under all lease obligations for office space are as follows:

At December 31,	Amount
2018	$1,249
2019	1,166
2020	1,152
2021	665
Net minimum lease payments	$4,232

NOTE 16 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

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

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

	Pension Benefits
At December 31,	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$29,240	$29,899
Interest cost on benefit obligation	797	932
Actuarial losses/(gains)	(519)	5,525
Benefits paid	(770)	(603)
Settlements	-	(1,579)
Foreign exchange losses/(gains)	2,779	(4,934)
Benefit obligation at year end	31,527	29,240

Change in plan assets:
Fair value of plan assets at beginning of year	25,466	21,090
Actual return on plan assets	1,714	2,503
Employer contributions	787	7,605
Benefits paid	(770)	(603)
Settlements	-	(1,775)
Plan administration costs	(64)	-
Foreign exchange (gains)/losses	2,394	(3,354)
Fair value of plan assets at year end	29,527	25,466
Unfunded status at December 31	$(2,000)	$(3,774)

The unfunded benefit obligation for the pension plan is included in other liabilities in the consolidated balance sheets.

94
International Seaways, Inc.

Information for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2017	2016
Projected benefit obligation	$31,527	$29,240
Accumulated benefit obligation	31,527	29,240
Fair value of plan assets	29,527	25,466

	Pension benefits
For the year ended December 31,	2017	2016	2015
Components of expense:
Plan administration costs	$64	$-	$-
Interest cost on benefit obligation	797	886	1,164
Expected return on plan assets	(1,041)	(951)	(1,159)
Amortization of prior-service costs	68	67	79
Recognized net actuarial loss	447	343	403
Recognized settlement loss	-	640	-
Net periodic benefit cost	$335	$985	$487

Unrecognized actuarial losses are amortized over a period of twenty-one years, which represents the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits
At December 31,	2017	2016
Discount rate	2.40%	2.60%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	Pension benefits
For the year ended December 31,	2017	2016	2015
Discount rate	2.60%	3.80%	3.55%
Expected (long-term) return on plan assets	3.85%	5.62%	5.35%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

Pension benefits
2018	$667
2019	700
2020	735
2021	772
2022	810
Years 2023-2027	4,703
$8,387

95
International Seaways, Inc.

The fair values of the Company’s pension plan assets at December 31, 2017, by asset category are as follows:

Description	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$971	$971	$-
Managed fund	28,556	-	28,556
Total	$29,527	$971	$28,556

(1)	Quoted prices for the managed fund is not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

Management has historically maintained a targeted allocation of between 86% and 90% of the Scheme assets in an equity fund index and between 10% and 14% in an over 15-year Gilt index fund. During 2017, in connection with a transition from passive investments funds to actively managed investment funds, the allocation was amended to better reflect the liabilities of the Scheme. An allocation of 67% is now maintained with return seeking assets, with the balance of 33% invested in liability driven investments to target a 100% match to interest rate risks (by asset value).

The Company contributed $787, $7,605 and $1,161 to the UK Scheme in 2017, 2016 and 2015, respectively. The Company expects that its contribution to the UK Scheme in 2018 will be approximately $810.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The contributions to the plans during the three years ended December 31, 2017 were not material.

The expenses directly attributable to INSW’s employees for these defined contribution plans for each of the years ended December 31, 2017, 2016 and 2015 were not material.

NOTE 17 — OTHER (EXPENSE)/ INCOME:

For the year ended December 31,	2017	2016	2015
Investment income:
Interest	$676	$376	$66
	676	376	66
Write-off of deferred financing costs	(7,020)	(5,097)	-
Discount on repurchase of debt	-	3,755	-
	$(6,344)	$(966)	$66

Refer to Note 8, “Debt,” for additional information relating to write-off of deferred financing costs and discount on repurchase of debt.

NOTE 18 — REORGANIZATION ITEMS, NET:

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

96
International Seaways, Inc.

For the year ended December 31,	2017	2016	2015
Allocated trustee fees	$-	$74	$147
Allocated professional fees	-	(3,220)	5,422
Other claim adjustments	-	3,277	90
	$-	$131	$5,659

The table above reflects the recovery of previously allocated professional fees associated with a litigation matter that OSG subsequently settled for an amount in excess of its related out-of-pocket expenses during 2016.

No cash was paid for reorganization items for the years ended December 31, 2017, 2016 and 2015. For the years ended December 31, 2016 and 2015, the allocation of non-cash reorganization expenses of $131, and $5,659, respectively, were recorded as capital contributions from OSG.

NOTE 19 — 2017 AND 2016 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2017
Shipping revenues	$88,750	$71,957	$59,968	$69,426
Loss on disposal of vessels and other property, including impairments	-	-	(5,406)	(81,449)
Income/(loss) from vessel operations	13,344	(9,645)	(23,749)	(88,178)
Interest expense	(8,965)	(9,076)	(11,030)	(11,367)
Income tax benefit/(provision)	(4)	(4)	(23)	(13)
Net income/(loss)	18,067	(11,619)	(21,816)	(90,720)

Basic and Diluted net income/(loss) per share	$0.62	$(0.40)	$(0.75)	$(3.12)

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2016
Shipping revenues	$128,676	$103,062	$80,771	$85,810
Gain/(loss) on disposal of vessels and other property, including impairments	171	-	(49,640)	(29,734)
Income/(loss) from vessel operations	53,129	29,079	(47,758)	(28,509)
Interest expense	(10,742)	(9,690)	(9,519)	(9,525)
Reorganization items, net	4,471	(520)	(3,849)	(233)
Income tax benefit/(provision)	(4)	(173)	20	(283)
Net income/(loss)	59,890	30,506	(50,862)	(57,757)

Basic and Diluted net income/(loss) per share	$2.05	$1.05	$(1.74)	$(1.98)

NOTE 20 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2017. The next deficit valuation is due March 31, 2018.

97
International Seaways, Inc.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015 and INSW received an assessment of $1,487 which was recorded in June 2015, of which £639 ($988) was paid in October 2015 and the balance was paid on October 25, 2016. Calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in June 2017, INSW recorded a reserve of £290 ($388) for a potential assessment by the trustees of the MNRPF as of December 31, 2017.

Galveston

In late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees. In accordance with law, an investigation of the accident is currently underway by the Occupational Safety and Health Administration and local law enforcement. In addition, lawsuits relating to the accident, each of which claims damages in excess of $25,000 were filed in state court in Texas (Harris County District Court) and identified a subsidiary of the Company as one of several defendants. The lawsuits have been settled as to most of the original defendants, with the exception of the subsidiary, and the remaining disputes were removed to federal court in Texas (Southern District) in January 2018. The subsidiary has filed its answer to those complaints, generally denying the allegations and stating certain affirmative defenses, and has separately filed a motion for declaratory judgment in federal court in Texas (Southern District) seeking judgment that it does not owe contractual indemnification obligations to certain of the other original defendants. The Company intends to vigorously defend these suits. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. Accordingly, the Company is currently unable to predict the ultimate timing or outcome of, or to reasonably estimate the possible loss or a range of possible loss resulting from, these matters.

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

NOTE 21 — SUBSEQUENT EVENTS:

During March 2018, the Company entered into memorandums of agreement and charter party agreements for the sale and lease back of two 2009-built Aframaxes with bareboat charters for periods ranging from 70 to 73 months. Such agreements contain purchase options executable by the Company. The transactions are expected to close in March 2018 and the Company expects to recognize losses on such sales.

98
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of International Seaways, Inc. (the Company) as of December 31, 2017 and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2017, and the related notes and the financial statement schedule as of and for the same period listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and the consolidated results of its operations and its cash flows for the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 12, 2018

99
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of International Seaways, Inc. as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

March 12, 2018

100
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of International Seaways, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2016 and for each of the two years in the period ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 31, 2017, except with respect to the opinion on the financial statement schedule, as to which the date is March 12, 2018.

101
International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for the establishment and maintenance of adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

102
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

Name	Age	Position(s) Held	Has Served as Such Since

Lois K. Zabrocky	48	President and Chief Executive Officer	November 2016
Jeffrey D. Pribor	60	Chief Financial Officer	November 2016
James D. Small III	49	Chief Administrative Officer, Secretary and General Counsel	November 2016
Derek Solon	41	Vice President and Chief Commercial Officer	November 2016
William Nugent	50	Vice President and Head of Ship Operations	November 2016
Adewale O. Oshodi	38	Controller	November 2016

The business experience and certain other background information regarding our executive officers is set forth below.

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

William Nugent. Until his appointment to the role of Vice President and Head of Ship Operations of the Company, Mr. Nugent served as Vice President and Head of Ship Operations for OSG's International Flag Strategic Business Unit since July 2014. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

103
International Seaways, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2017 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans, see Note 13, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	275,830	$21.09	1,381,341	*

*Consists of 1,123,351 shares eligible to be granted under the Company’s 2016 Management Incentive Compensation Plan and 257,990 shares under the 2016 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

104
International Seaways, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2017, in connection with its 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(a)(2)	I – Condensed Financial Information of Parent Company All other Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement dated as of November 30, 2016 by and between Overseas Shipholding Group, Inc. and Registrant (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

105
International Seaways, Inc.

4.1	Registration Rights Agreements dated as of November 30, 2016 between Registrant and certain stockholders party thereto (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

*10.1	International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.1.1	Form of International Seaways, Inc. Non-Executive Director Incentive Compensation Plan Restricted Stock Grant Agreement (filed as Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2	International Seaways, Inc. Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.2.1	Form of International Seaways, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2.2	Form of International Seaways, Inc. Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2.3	Form of International Seaways, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

10.3	Credit Agreement dated as of June 22, 2017, among the Registrant, OIN Delaware LLC, International Seaways Operating Corporation and certain of its subsidiaries as other guarantors, various lenders, Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, Jefferies Finance LLC, as administrative agent, syndication agent, collateral agent and mortgage trustee (“2017 Credit Agreement”) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference).

10.4	First Amendment, dated as of July 24, 2017, to the 2017 Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference).

10.5	Form of Employee Matters Agreement between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.6	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.7	Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.8	Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.9	Form of Amendment No. 3 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.10	Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.11	Amendment No. 1 to James D. Small III’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.4 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.12	Amendment No. 2 to James D. Small III’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.14 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

106
International Seaways, Inc.

*10.13	Form of Amendment No. 3 to James D. Small’s Employment Agreement (filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.14	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.15	Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.16	Amendment No. 2 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

*10.17	Employment Agreement dated November 9, 2016 between International Seaways, Inc. and Jeffrey D. Pribor filed as Exhibit 10.20 to Amendment No. 6 to Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

*10.18**	International Seaways Ship Management LLC Supplemental Executive Savings Plan.

**10.19	Letter of Intent dated December 20, 2017 between Euronav NV and Registrant relating to Registrant’s purchase of all the issued and outstanding shares of Gener8 Maritime Subsidiary VII Inc.

**21	List of significant subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**23.2	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

107
International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2018

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

Name	Date

/s/ LOIS K. ZABROCKY	March 12, 2018
Lois K. Zabrocky, Principal
Executive Officer

/s/ JEFFREY D. PRIBOR	March 12, 2018
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 12, 2018
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 12, 2018
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 12, 2018
Ian T. Blackley, Director

/s/ RANDEE DAY	March 12, 2018
Randee Day, Director

/s/ JOSEPH I. KRONSBERG	March 12, 2018
Joseph I. Kronsberg, Director

/s/ DAVID I. GREENBERG	March 12, 2018
David I. Greenberg, Director

/s/ TY E. WALLACH	March 12, 2018
Ty E. Wallach, Director

/s/GREGORY A. WRIGHT	March 12, 2018
Gregory A. Wright, Director

108
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,624	$2,013
Other receivables	6	182
Prepaid expenses and other current assets	575	615
Total Current Assets	2,205	2,810
Investment in subsidiaries	978,737	1,468,610
Investments in and advances to affiliated companies	102,398	77,299
Intercompany receivables	3,126	75,871
Other assets	-	1,691
Total Assets	$1,086,466	$1,626,281

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$621	$6,878
Payable to OSG	47	85
Current installments of long-term debt	-	6,183
Total Current Liabilities	668	13,146
Long-term debt	-	433,468
Intercompany payables	143	155
Total Liabilities	811	446,769

Equity:
Capital - 100,000,000 no par value shares authorized; 29,089,865 and 29,189,454 shares issued and outstanding	1,306,606	1,306,236
Accumulated deficit	(180,544)	(74,457)
	1,126,062	1,231,779
Accumulated other comprehensive loss	(40,407)	(52,267)
Total Equity	1,085,655	1,179,512
Total Liabilities and Equity	$1,086,466	$1,626,281

See notes to condensed financial statements

109
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2017	2016	2015

Shipping Revenues	$2	$2	$255

Operating Expenses
Voyage expenses	-	(1,318)	(201)
Vessel expenses	(4)	(778)	(280)
Charter hire expenses	-	(457)	-
Depreciation and amortization	-	783	1,519
General and administrative	5,880	25,467	36,723
Separation and transition costs	381	6,077	-
Gain on disposal of vessels and other property	-	30	35
Total operating expenses	6,257	29,804	37,796
Loss from vessel operations	(6,255)	(29,802)	(37,541)
Equity in (loss)/ income of affiliated companies	(75,790)	53,586	255,009
Operating (loss)/income	(82,045)	23,784	217,468
Other (expense)/income	(6,888)	(2,583)	4,084
(Loss)/income before interest expense, reorganization items and income taxes	(88,933)	21,201	221,552
Interest expense	(17,129)	(39,278)	(42,690)
(Loss)/income before reorganization items and income taxes	(106,062)	(18,077)	178,862
Reorganization items, net	-	(131)	(5,659)
(Loss)/income before income taxes	(106,062)	(18,208)	173,203
Income tax provision	(26)	(15)	(33)
Net (loss)/income	(106,088)	(18,223)	173,170

Other comprehensive income/(loss), net of tax:
Change in unrealized losses on cash flow hedges	11,328	13,129	7,910
Foreign currency translation adjustment	-	42	(13)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service cost	(31)	294	118
Net change in unrecognized actuarial losses	563	(1,608)	2,234
Other comprehensive income	11,860	11,857	10,249
Comprehensive (Loss)/Income	$(94,228)	$(6,366)	$183,419

See notes to condensed financial statements

110
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2017	2016	2015

Cash Flows from Operating Activities:
Net cash provided by operating activities	$297,931	$41,883	$276,066

Cash Flows from Investing Activities:
Change in restricted cash	-	8,989	61,104
Distributions from subsidiaries and affiliated companies	165,168	-	-
Net cash provided by investing activities	165,168	8,989	61,104

Cash Flows from Financing Activities:
Payments on debt	(1,546)	(90,065)	(6,284)
Extinguishment of debt	(458,416)	(65,167)	-
Dividend payments to OSG	-	(202,000)	(200,000)
Repurchases of common stock	(3,177)	-	-
Cash paid to tax authority upon vesting of stock-based compensation	(349)	(26)	-
Net cash used in financing activities	(463,488)	(357,258)	(206,284)

Net (decrease)/increase in cash and cash equivalents	(389)	(306,386)	130,886
Cash and cash equivalents at beginning of year	2,013	308,399	177,513
Cash and cash equivalents at end of year	$1,624	$2,013	$308,399

See notes to condensed financial statements

111
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE A — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

International Seaways, Inc. (the “Parent”) is the Parent company that conducts substantially all of its business operations through its subsidiaries. The condensed financial information and related notes have been prepared in accordance with Rule 12.04, Schedule I of Regulation S-X. This financial information should be read in conjunction with the consolidated financial statements and notes thereto of International Seaways, Inc., and subsidiaries (collectively, the “Company”).

The Parent owns 100% of International Seaways Operating Corporation (“ISOC”), which is incorporated in the Marshall Islands, and OIN Delaware LLC, which is incorporated in the state of Delaware. The Parent owns 99.99% of OSG-NNA Ship Management Services Inc, which is incorporated in the Philippines. The Parent has 49.90% interest in a joint venture, OSG Nakilat Corporation (“LNG Joint Venture”), which is incorporated in the Marshall Islands. The following subsidiaries of the Parent are in the process of being dissolved: ERN Holdings Inc. and Oleron Tankers S.A., which are incorporated in Panama, OSG Ship Management Manila, Inc. which is incorporated in the Philippines, and Ship Paying Corporation No. 3, which is incorporated in Liberia. ISOC and its subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and refined petroleum products in the international markets.

NOTE B— DEBT:

Debt consists of the following:

As of December 31,	2017	2016
INSW term loan, due 2019, net of unamortized discount and deferred finance costs of $20,311	$-	$439,651
Less current portion	-	(6,183)
Long-term debt	$-	$433,468

On June 22, 2017, the agreements governing the INSW Facilities — a secured term loan facility in the aggregate amount of $628,375 (the “INSW Term Loan”) and a secured revolving loan facility of up to $50,000 (the “INSW Revolver Facility”), dated as of August 5, 2014, as amended by that certain First Amendment, dated as of June 3, 2015, that certain Second Amendment, dated as of July 18, 2016, that certain Third Amendment, dated as of September 20, 2016 and that certain Fourth Amendment, dated as of November 30, 2016, among INSW, OIN Delaware LLC (the sole member of which is INSW), certain INSW subsidiaries, Jefferies Finance LLC, as administrative agent, and other lenders party thereto, were terminated in accordance with their terms. Proceeds received from debt facilities entered into by ISOC and certain of its subsidiaries (the “2017 Debt Facilities”) were used to repay the $458,416 outstanding balance under the INSW Facilities on June 22, 2017.

An aggregate net loss of $7,020 for the year ended December 31, 2017 realized on the modification of the Company’s debt facilities, is included in other income/(expense) in the condensed statement of operations and comprehensive income/(loss). The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. The remaining balance of unamortized deferred financing costs were concurrently transferred to ISOC.

During the year ended December 31, 2016, the Company paid deferred financing fees of $8,273 in connection with amendments to the INSW Facilities. Such fees were capitalized as deferred finance charges.

During the year ended December 31, 2016, the Company made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The aggregate net losses of $1,342 realized on these transactions for the year ended December 31, 2016, is included in other income/(expense) in the condensed statement of operations and comprehensive income/(loss). The net loss for the year ended December 31, 2016 reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions which were treated as partial extinguishments and a $3,755 discount on repurchase of debt. Third party legal and consulting fees (aggregating $225) incurred by the Company in relation to the open market repurchases are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

112
International Seaways, Inc.

See Note 8, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to debt.

NOTE C—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	For the year ended December 31,
	2017	2016	2015
Equity in income/(loss) of affiliated companies
ISOC (1)	$(89,851)	$43,325	$252,236
Other Subsidiaries	(327)	(977)	(8,529)
LNG Joint Venture	14,388	11,265	11,188
TI LLC Joint Venture (2)	-	(27)	114
	$(75,790)	$53,586	$255,009

(1)	ISOC was formed on August 19, 2016. On November 30, 2016, pursuant to the Contribution Agreement entered into between the Parent and ISOC, the Parent contributed its ownership interests in all of its vessel owning subsidiaries and certain of its non-vessel owning subsidiaries to ISOC. The above presentation includes the entities that were contributed to ISOC.
(2)	In November 2016, pursuant to the Contribution Agreement, the ownership interest in Tankers International L.L.C. ("TI LLC Joint Venture"), a joint venture in which the Parent owned a less than 50% interest, was transferred from The Parent to ISOC.

	For the year ended December 31,
	2017	2016	2015
General and administrative expenses reimbursed to OSG Ship Management (UK) Ltd.	$-	$(1,691)	$(3,293)
Interest income on intercompany loan with OSG Ship Management Manila Inc.	131	74	176
Total included in other income/(expense)	$131	$(1,617)	$(3,117)

The Parent reimbursed its wholly owned subsidiary, OSG Ship Management (UK) Ltd., for general and administrative costs incurred. In November 2016, pursuant to the Contribution Agreement, the ownership interest in OSG Ship Management (UK) Ltd. was transferred from The Parent to ISOC.

The Parent has a loan receivable from OSG Ship Management Manila Inc., which was entered into to finance the purchase of an office building in Manila. This loan bears interest at 4% per annum and is repayable on demand. Included in intercompany receivables of the condensed balance sheets are the outstanding principal balance of $1,764 as of December 31, 2017 and 2016 and accrued interest balances of $91 and $3 as of December 31, 2017 and 2016, respectively. Interest income for the years ended December 31, 2017, 2016 and 2015, amounted to $131, $74 and $176, respectively.

As of December 31,	2017	2016
Amounts due from related companies:
ISOC	$-	$72,972
OSG Ship Management Manila Inc.	1,271	782
Reliance Shipping B.V. (1)	-	73
Spirit Shipping B.V. (1)	-	114
Shirley Tanker SRL (1)	-	163

Intercompany loans receivable and accrued interest:
OSG Ship Management Manila Inc.	1,855	1,767
Intercompany receivables	$3,126	$75,871

(1)	These companies have been dissolved.

113
International Seaways, Inc.

As of December 31,	2017	2016
Amounts due to related companies:
OIN Delaware LLC	$100	$100
OSG-NNA Ship Management Services Inc.	43	55
Intercompany payables	$143	$155

In accordance with the terms of the 2017 Debt Facilities, ISOC is permitted to pay cash dividends to the Parent at the times and in the amounts necessary for the Parent to pay its operating expenses and other similar corporate overhead costs and expenses incurred in the ordinary course of its business. ISOC made cash distributions totaling $487,260 to the parent including earnings distributions of $322,092 and $165,168 return of capital, for the year ended December 31, 2017 to cover such costs and to fund the repayment of the INSW facilities. The earnings distributions and return of capital distributions received by the Parent are reflected in the condensed statement of cash flows as cash flows from operating activities and investing activities, respectively.

During 2016 and 2015, the Company paid earnings distributions to OSG of $202,000 and $200,000, respectively. The earnings distributions are reflected in the condensed statement of cash flows as cash flows used in financing activities.

NOTE D —GUARANTEES:

See Note 6, “Equity Method Investments,” and Note 12, “Related Parties” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information relating to the Parent guarantees.

The Parent has also issued performance guarantees under lease agreements for certain vessels chartered in by subsidiaries of ISOC.

NOTE E —CONTINGENCIES:

See Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent’s contingencies.

114
International Seaways, Inc.