Form 10-Q
period 2018-03-31
International Seaways, Inc.
filed 2018-05-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 4, 2018: common stock, no par value 29,135,725 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$53,472	$60,027
Voyage receivables, including unbilled of $49,578 and $54,701	50,696	58,187
Other receivables	2,621	4,411
Inventories	3,977	3,270
Prepaid expenses and other current assets	9,781	5,897
Total Current Assets	120,547	131,792
Restricted cash	37,714	10,579
Vessels and other property, less accumulated depreciation of $309,859 and $307,010	1,019,049	1,104,727
Vessel held for sale, net	17,940	5,108
Deferred drydock expenditures, net	26,014	30,528
Total Vessels, Deferred Drydock and Other Property	1,063,003	1,140,363
Investments in and advances to affiliated companies	384,024	378,894
Other assets	7,184	2,856
Total Assets	$1,612,472	$1,664,484

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,707	$22,805
Payable to OSG	34	367
Current installments of long-term debt	20,625	24,063
Total Current Liabilities	45,366	47,235
Long-term debt	500,643	528,874
Other liabilities	2,821	2,721
Total Liabilities	548,830	578,830

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,123,331 and 29,089,865 shares issued and outstanding	1,306,869	1,306,606
Accumulated deficit	(209,861)	(180,545)
	1,097,008	1,126,061
Accumulated other comprehensive loss	(33,366)	(40,407)
Total Equity	1,063,642	1,085,654
Total Liabilities and Equity	$1,612,472	$1,664,484

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Shipping Revenues:
Pool revenues, including $12,769 and $5,714 from companies accounted for by the equity method	$35,514	$49,773
Time and bareboat charter revenues	7,913	17,350
Voyage charter revenues	8,551	21,627
	51,978	88,750

Operating Expenses:
Voyage expenses	3,177	4,618
Vessel expenses	36,658	33,728
Charter hire expenses	8,623	11,351
Depreciation and amortization	17,624	18,616
General and administrative	6,029	6,274
Separation and transition costs	-	735
Loss on disposal of vessels and other property	6,573	-
Total operating expenses	78,684	75,322
(Loss)/income from vessel operations	(26,706)	13,428
Equity in income of affiliated companies	8,340	13,606
Operating (loss)/income	(18,366)	27,034
Other income	679	204
(Loss)/income before interest expense and income taxes	(17,687)	27,238
Interest expense	(11,621)	(9,167)
(Loss)/income before income taxes	(29,308)	18,071
Income tax provision	(8)	(4)
Net (loss)/income	$(29,316)	$18,067

Weighted Average Number of Common Shares Outstanding:
Basic	29,106,180	29,180,255
Diluted	29,106,180	29,195,544

Per Share Amounts:
Basic and diluted net (loss)/income per share	$(1.01)	$0.62

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Net (Loss)/Income	$(29,316)	$18,067
Other Comprehensive Income, net of tax:
Net change in unrealized losses on cash flow hedges	7,470	3,318
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(41)	(18)
Net change in unrecognized actuarial losses	(388)	(179)
Other Comprehensive Income, net of tax	7,041	3,121
Comprehensive (Loss)/Income	$(22,275)	$21,188

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss)/income	$(29,316)	$18,067
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	17,624	18,616
Amortization of debt discount and other deferred financing costs	1,250	1,979
Stock compensation, non-cash	629	740
Undistributed earnings of affiliated companies	(8,425)	(13,436)
Other – net	-	131
Items included in net (loss)/income related to investing and financing activities:
Loss on disposal of vessels and other property	6,573	-
Cash distributions from affiliated companies	6,212	-
Payments for drydocking	(1,249)	(7,026)
Insurance claims proceeds related to vessel operations	1,061	5
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	7,489	(457)
Decrease in payable to OSG	(333)	(628)
Decrease in deferred revenue	(918)	(1,892)
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	(5,051)	(4,826)
Net cash (used in)/provided by operating activities	(4,454)	11,273
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(1,911)	(397)
Proceeds from disposal of vessels and other property	57,430	-
Expenditures for other property	(126)	(26)
Investments in and advances to affiliated companies, net	869	(74)
Repayments of advances from joint venture investees	2,488	-
Net cash provided by/(used in) investing activities	58,750	(497)
Cash Flows from Financing Activities:
Payments on debt	(33,438)	(1,546)
Cash paid to tax authority upon vesting of stock-based compensation	(278)	(164)
Net cash used in financing activities	(33,716)	(1,710)
Net increase in cash, cash equivalents and restricted cash	20,580	9,066
Cash, cash equivalents and restricted cash at beginning of year	70,606	92,001
Cash, cash equivalents and restricted cash at end of period	$91,186	$101,067

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(29,316)	-	(29,316)
Other comprehensive income	-	-	7,041	7,041
Forfeitures of vested restricted stock awards	(366)	-	-	(366)
Compensation relating to restricted stock awards	192	-	-	192
Compensation relating to restricted stock units awards	254	-	-	254
Compensation relating to stock option awards	183	-	-	183
Balance at March 31, 2018	$1,306,869	$(209,861)	$(33,366)	$1,063,642

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net income	-	18,067	-	18,067
Other comprehensive income	-	-	3,121	3,121
Forfeitures of vested restricted stock awards	(227)	-	-	(227)
Compensation relating to restricted stock awards	226	-	-	226
Compensation relating to restricted stock units awards	339	-	-	339
Compensation relating to stock option awards	175	-	-	175
Balance at March 31, 2017	$1,306,749	$(56,390)	$(49,146)	$1,201,213

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 53 oceangoing vessels, including eight vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Subsequent to March 31, 2018, the Company delivered a 2000-built VLCC and a 2004-built MR to buyers and entered into an agreement to sell a 2001-built Aframax, which is expected to be delivered to buyers during the second quarter of 2018, (see Note 5, “Vessels”). Also, in conjunction with the signing of a stock purchase agreement (the “SPA”) to acquire the holding companies for six VLCCs from Euronav and subject to certain financing and other conditions, the Company expects to take delivery of the six VLCCs and to deliver a 2003-built ULCC to Euronav during the second quarter of 2018, (see Note 17, “Subsequent Events”). Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation as described in Note 2, “Significant Accounting Policies.”

Dollar amounts, except per share amounts are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $37,714 and $10,579 as of March 31, 2018 and December 31, 2017, respectively, represents legally restricted cash relating to the 2017 Debt Facilities. Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheet. The 2017 Debt Facilities stipulate that net cash proceeds of any INSW asset sale or casualty event exceeding $5,000, are restricted and required to be reinvested in fixed or capital assets within twelve months of such sale or casualty event or used to repay the principal balance outstanding on the 2017 Debt Facilities.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three months periods ended March 31, 2018 and 2017, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% and 89% of consolidated voyage receivables at March 31, 2018 and December 31, 2017, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and / or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $518 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheet as of March 31, 2018. Unamortized deferred financing charges of $21,858 relating to the 2017 Term Loan Facility and $23,626 relating to the 2017 Term Loan Facility and the 2017 Revolver Facility are included in long-term debt in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $656 and $1,936 for the three months ended March 31, 2018 and 2017, respectively.

Revenue and expense recognition — On January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606). The guidance provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s contract revenues consist of revenues from time charters, bareboat charters, voyage charters and pool revenues.

Revenues from time charters are accounted for as fixed rate operating leases with an embedded technical management service component and are recognized ratably over the rental periods of such charters. Bareboat charters are accounted for as operating leases and the associated revenue is recognized ratably over the rental periods of such charters.

Voyage charters contain a lease component if the contract (i) specifies a specific vessel asset; and (ii) has terms that allow the charterer to exercise substantive decision-making rights, which have an economic value to the charterer and therefore allow the charterer to direct how and for what purpose the vessel is used. Voyage charter revenues and expenses are recognized ratably over the estimated length of each voyage. For a voyage charter which contains a lease component, revenue and expenses are recognized based on a lease commencement-to-discharge basis and the lease commencement date is the latter of discharge of the previous cargo or voyage charter contract signing. For voyage charters that do not have a lease component, revenue and expenses are recognized based on a load-to-discharge basis. Accordingly, voyage expenses incurred during a vessel’s positioning voyage to a load port in order to serve a customer under a voyage charter not containing a lease are considered costs to fulfill a contract and are deferred and recognized ratably over the load-to-discharge portion of the contract.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers.

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula. Accordingly, the Company accounts for its agreements with commercial pools as variable rate operating leases with an embedded technical management service component. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not the Company’s participation interest in each of the pools is sufficiently significant so as to determine that the Company has effective control of the pool.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As the Company’s performance obligations are services which are received and consumed by its customers as it performs such services, revenues are recognized over time proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. The minimum duration of services is less than one year for each of the Company’s current contracts.

Demurrage earned during a voyage charter represents variable consideration. The Company estimates demurrage at contract inception using either the expected value or most likely amount approaches. Such estimate is reviewed and updated over the term of the voyage charter contract.

The Company has elected the practical expedient to expense costs to obtain a contract with a customer (e.g. broker commissions) as incurred rather than defer and amortize such costs as the amortization period would be expected to be one year or less.

See Note 14, “Revenue,” for additional disclosures on revenue recognition and the impact of adopting ASC 606 on January 1, 2018.

Recently Adopted Accounting Standards — In January 2017, the FASB issued ASU 2017-01, Business Combinations (ASC 805), which revises the definition of a business and puts in place a new framework to assist entities in evaluating whether an acquired set of assets and activities should be accounted for as an acquisition of a business or as a group of assets. Under the current business combinations guidance, there are three elements of a business: inputs, processes, and outputs. The new framework adds an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. The new framework also specifies the minimum required inputs and processes necessary to be a business. It removes the need to consider a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. What qualifies as an input and process remains substantially the same as in the prior guidance. While processes would typically be documented, the guidance clarifies that the intellectual capacity of an organized workforce could also qualify as a process. Administrative systems (e.g., billing, payroll) are typically not considered processes that significantly contribute to the creation of outputs. The new guidance narrows the definition of “outputs” to be consistent with how they are described in ASC 606. As a result, fewer sets will be considered to have outputs. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. Upon adoption of this standard, the Company concluded that the planned acquisition of six VLCC tankers (see Note 17, “Subsequent Events”) should be accounted for as an acquisition of a group of assets as substantially all of the fair value of the gross assets to be acquired will be concentrated in vessel assets.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the three months ended March 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard is effective for interim and annual periods beginning after December 31, 2017. The standard requires application using a retrospective transition method and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The adoption of this accounting standard resulted in the reclassification of $118 of net actuarial gains and $202 of benefit obligation interest costs from the general and administrative expense line to the other income and interest expense lines, respectively, on the condensed consolidated statements of operations for the three months ended March 31, 2017. Net periodic pension costs comprised of $171 of net actuarial gains and $196 of benefit obligation interest costs, are included in the other income and interest expense lines, respectively, on the condensed consolidated statements of operations for the three months ended March 31, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting standard resulted in the inclusion of restricted cash of $10,579 at December 31, 2017 in the beginning-of-period amounts shown on the statement of cash flows for the three months ended March 31, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual periods beginning after December 31, 2017. The guidance requires application using a retrospective transition method. We adopted the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which required the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. As a result, $2,488 of the total distributions of $8,700 received from certain affiliated companies accounted for by the equity method during the three months ended March 31, 2018 is presented as a cash inflow from investing activities while the balance of $6,212 is presented as a cash inflow from operating activities. There were no comparable cash distributions from equity method investees during the three months ended March 31, 2017. In addition, the adoption of this accounting standard resulted in the separate line presentation of $1,061 and $5 of insurance proceeds received for various claims arising from the normal operations of our vessel fleet, in the operating activities section of the condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that supersedes virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that applies to revenue earned from a contract with a customer. The standard’s requirements also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures are required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for us beginning January 1, 2018 and we adopted the standard using the cumulative catch-up transition method. See Note 14, “Revenue,” for further information.

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

There were 38,938 and 32,067 weighted average shares of unvested restricted common stock considered to be participating securities for the three months ended March 31, 2018 and 2017, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2018, there were 83,908 shares of restricted stock units and 275,830 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2018	2017
Net (loss)/income	$(29,316)	$18,067

Weighted average common shares outstanding:
Basic	29,106,180	29,180,255
Diluted	29,106,180	29,195,544

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended
	March 31,
	2018	2017
Net (loss)/income allocated to:
Common Stockholders	$(29,316)	$18,047
Participating securities	-	20
	$(29,316)	$18,067

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2018 and 2017 earnings per share calculations, there were 0 and 15,289 dilutive equity awards outstanding, respectively. Awards of 379,902 and 198,730 for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted (loss)/income from vessel operations for segment purposes is defined as (loss)/income from vessel operations before general and administrative expenses, separation and transition costs and loss on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2018 and 2017 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2018:
Shipping revenues	$32,365	$19,613	$-	$51,978
Time charter equivalent revenues	29,220	19,581	-	48,801
Depreciation and amortization	12,873	4,718	33	17,624
Loss/(gain) on disposal of vessels and other property	9,988	(3,415)	-	6,573
Adjusted (loss)/income from vessel operations	(12,024)	(2,411)	331	(14,104)
Equity in income of affiliated companies	5,575	-	2,765	8,340
Investments in and advances to affiliated companies at March 31, 2018	257,782	14,620	111,622	384,024
Adjusted total assets at March 31, 2018	1,041,597	363,175	111,248	1,516,020
Expenditures for vessels and vessel improvements	1,564	347	-	1,911
Payments for drydockings	1,249	-	-	1,249

Three months ended March 31, 2017:
Shipping revenues	$59,892	$28,858	$-	$88,750
Time charter equivalent revenues	56,045	28,087	-	84,132
Depreciation and amortization	13,047	5,536	33	18,616
Adjusted income from vessel operations	18,359	2,033	45	20,437
Equity in income of affiliated companies	9,915	-	3,691	13,606
Investments in and advances to affiliated companies at March 31, 2017	277,867	14,808	83,562	376,237
Adjusted total assets at March 31, 2017	1,075,115	419,757	83,188	1,578,060
Expenditures for vessels and vessel improvements	110	287	-	397
Payments for drydockings	5,297	1,729	-	7,026

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	March 31,
	2018	2017
Time charter equivalent revenues	$48,801	$84,132
Add: Voyage expenses	3,177	4,618
Shipping revenues	$51,978	$88,750

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2018	2017
Total adjusted (loss)/income from vessel operations of all segments	$(14,104)	$20,437
General and administrative expenses	(6,029)	(6,274)
Separation and transition costs	-	(735)
Loss on disposal of vessels and other property	(6,573)	-
Consolidated (loss)/income from vessel operations	(26,706)	13,428
Equity in income of affiliated companies	8,340	13,606
Other income	679	204
Interest expense	(11,621)	(9,167)
(Loss)/income before income taxes	$(29,308)	$18,071

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of March 31,	2018	2017
Total assets of all segments	$1,516,020	$1,578,060
Corporate unrestricted cash and cash equivalents	53,472	101,067
Restricted cash	37,714	-
Other unallocated amounts	5,266	4,202
Consolidated total assets	$1,612,472	$1,683,329

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2018. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that as of March 31, 2018, there were no such factors that rose to the level of impairment trigger events requiring further considerations. We will continue to monitor these negative developments and if such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vessel Acquisitions and Deliveries

In April 2018, the Company entered into an SPA to acquire the holding companies for six VLCCs including one 2015-built and five 2016-built, for a price of $434,000. The Company’s obligation to consummate the transaction is subject to a number of conditions which are described in further detail in Note 17, “Subsequent Events.”

Vessel Sales

During the first quarter of 2018, the Company recognized a net aggregate loss on disposal of vessels of $6,571 relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of a 2004-built MR; and (iii) the sale and leaseback of two 2009-built Aframaxes.

In March 2018, the Company entered into a memorandum of agreement for the sale of a 2000-built VLCC, which was delivered to its buyer during the second quarter of 2018. The 2000-built VLCC has been classified as vessel held-for-sale as of the end of January 2018. In April 2018, the Company entered into memoranda of agreements for the sales of a 2001-built Aframax and a 2004-built MR. Also, in conjunction with and subject to the closing of the SPA, the Company agreed to sell its 2003-built ULCC. The 2004-built MR was delivered to its buyers in April and the other vessels are expected to be delivered to their buyers during the second quarter of 2018. The Company expects to recognize a net aggregate gain on such sales.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2018, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

The FSO Joint Venture had no outstanding debt as of March 31, 2018 and December 31, 2017 however on March 29, 2018, it executed an agreement on a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company, maturing in July 2022 and September 2022, respectively, and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts.

On April 26, 2018, the FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan to INSW, which has guaranteed the FSO Term Loan and which expects to use the proceeds for general corporate purposes, including to fund partially the agreement to purchase six VLCCs from Euronav (See Note 17, “Subsequent Events”). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds to Euronav on April 26, 2018, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal or greater than 1.10 to 1.00.

Interest payable on the FSO Term Loan and on the FSO Revolver is three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus 2.00%. On April 30, 2018, the FSO Joint Venture entered into swap transactions which fixed the interest rate on the FSO Term Loan at a blended rate of approximately 4.863% per annum, effective as of June 30, 2018. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2018 consisted of: FSO Joint Venture of $248,335, LNG Joint Venture of $111,622 and Other of $24,067 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended
	March 31,
	2018	2017
Shipping revenues	$52,787	$60,969
Ship operating expenses	(28,292)	(26,195)
Income from vessel operations	24,495	34,774
Other income	312	1,517
Interest expense	(8,380)	(9,960)
Income tax provision	(996)	-
Net income	$15,431	$26,331

See Note 11, “Related Parties,” for additional disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

Note 7 — Variable Interest Entities (“VIEs”):

As of March 31, 2018, the Company participates in seven commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2018:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$252,282

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2018:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$252,282

In addition, as of March 31, 2018, the Company had approximately $14,349 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
March 31, 2018:
Cash and cash equivalents (1)	$91,186	$91,186	$-
2017 Term Loan Facility	(539,730)	-	(539,730)

December 31, 2017:
Cash and cash equivalents (1)	$70,606	$70,606	$-
2017 Term Loan Facility	(550,689)	-	(550,689)
2017 Revolver Facility	(30,227)	-	(30,227)

(1)	Includes non-current restricted cash of $37,714 and $10,579 at March 31, 2018 and December 31, 2017, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives

The Company manages its exposure to interest rate volatility risk by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. INSW is party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.5% through the termination date of December 31, 2020.

Tabular disclosure of derivatives location

For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty. Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the March 31, 2018 and December 31, 2017 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
March 31, 2018:
Derivatives designated as hedging instruments:
Interest rate caps:
Current portion	Prepaid expenses and other current assets	$93	Accounts payable, accrued expenses and other current liabilities	$-
Long-term portion	Other assets	1,820	Other liabilities	-
Total derivatives designated as hedging instruments		$1,913		$-

December 31, 2017:
Derivatives designated as hedging instruments:
Interest rate caps:
Current portion	Prepaid expenses and other current assets	$16	Accounts payable, accrued expenses and other current liabilities	$-
Long-term portion	Other assets	886	Other liabilities	-
Total derivatives designated as hedging instruments		$902		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive (loss)/income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three months ended March 31, 2018 and 2017 follows:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Interest rate swaps	$3,854	$(270)
Interest rate cap	1,012	-
Total	$4,866	$(270)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017 follows:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
March 31, 2018:
Interest rate cap	Interest expense	$-	Interest expense	$-
Total		$-		$-

March 31, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at March 31, 2018:
Derivative Assets (interest rate cap)	$1,913	$-	$1,913	(1)

Assets/(Liabilities) at December 31, 2017
Derivative Assets (interest rate cap)	$902	$-	$902	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2018	2017
2017 Term Loan, due 2022, net of unamortized discount and deferred costs of $21,857 and $23,074	$521,268	$523,489
2017 Revolver Facility, net of unamortized deferred finance costs of $552	-	29,448
	521,268	552,937
Less current portion	(20,625)	(24,063)
Long-term portion	$500,643	$528,874

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

2017 Debt Facilities

The 2017 Debt Facilities include a revolving credit facility of $50,000 (the “2017 Revolver Facility”) and (ii) a term loan of $550,000 (the “2017 Term Loan Facility” and together with the 2017 Revolver Facility, the “2017 Debt Facilities”). The 2017 Debt Facilities are secured by a first lien on substantially all of the assets of the Administrative Borrower and certain of its subsidiaries.

The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

On March 21, 2018, the $30,000 outstanding balance under the 2017 Revolver Facility was repaid in full using proceeds from the sale of vessels sold during December 2017 and the first quarter of 2018.

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

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2018 based on the actual results of the three months ended March 31, 2018 and the projection for the remainder of 2018. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2019.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of March 31, 2018, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels plus the Fair Market Value of certain joint venture equity interests. The Company had substantial headroom under this covenant as of March 31, 2018, with an estimated ratio of 45%.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for the 2017 Debt Facilities and the INSW Facilities (which were terminated in accordance with their terms on June 22, 2017) for the three months ended March 31, 2018 and 2017 was $11,361 and $8,735, respectively. Interest paid for the 2017 Debt Facilities and INSW Facilities for the three months ended March 31, 2018 and 2017 was $9,958 and $6,699, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 — Taxes:

The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands, which do not impose income tax on shipping operations. The Company also has or had subsidiaries in various jurisdictions that perform administrative, commercial or technical management functions. These subsidiaries are subject to income tax based on the services performed in countries in which their offices are located; current and deferred income taxes are recorded accordingly.

A substantial portion of income earned by the Company is not subject to income tax. With respect to subsidiaries not subject to income tax in their respective countries of incorporation, no deferred taxes are provided for the temporary differences in the bases of the underlying assets and liabilities for tax and accounting purposes.

As of March 31, 2018, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for 2018, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2018.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2018, and December 31, 2017, the Company has recognized a reserve for uncertain tax positions of $150 and $153, respectively, and accrued interest of $56 and $51, respectively, in noncurrent other liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Transition Services Agreement and Other Spin-off Related Activity

During the three months ended March 31, 2017, INSW earned fees totaling $55 for services provided to it former parent, Overseas Shipholding Group, Inc. (“OSG”) and incurred fees totaling $529 for services received from OSG including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

Payable to OSG aggregating $34 as of March 31, 2018 was related to a guarantee provided by OSG as described below. Payables to OSG aggregating $367 as of December 31, 2017 were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG and were paid in full during the first quarter of 2018.

Guarantees

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’) and (c) the FSO Joint Venture is a borrower under a $220,000 secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018 (See Note 6, “Equity Method Investments”). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 10, “Debt”).

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW pays a $135 fee per year to OSG, which will increase to $145 per year in 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

Note 12 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Information regarding share-based compensation awards granted by INSW during 2018 follows:

Management Compensation - Restricted Stock Units and Stock Options

There were no stock-based compensation awards granted during the three months ended March 31, 2018.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 15,746 and 12,205 shares of common stock during the three months ended March 31, 2018 and 2017, respectively, at an average cost of $17.66 and $18.58, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were repurchased during the three months ended March 31, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
	2018	2017
Unrealized losses on derivative instruments	$(21,519)	$(28,989)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(11,847)	(11,418)
	$(33,366)	$(40,407)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2018 and 2017 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	4,866	(429)	4,437
Amounts reclassified from accumulated other comprehensive loss	2,604	-	2,604
Total change in accumulated other comprehensive loss	7,470	(429)	7,041
Balance as of March 31, 2018	$(21,519)	$(11,847)	$(33,366)

Balance as of December 31, 2016	$(40,317)	$(11,950)	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(270)	(197)	(467)
Amounts reclassified from accumulated other comprehensive loss	3,588	-	3,588
Total change in accumulated other comprehensive loss	3,318	(197)	3,121
Balance as of March 31, 2017	$(36,999)	$(12,147)	$(49,146)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	March 31,
Accumulated Other Comprehensive Loss Component	2018	2017	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(2,604)	$(3,457)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	-	(131)	Interest expense
	$(2,604)	$(3,588)	Total before and net of tax

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were in progress as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

Upon adoption of ASC 606, the timing and recognition of earnings from the pool arrangements and time charter/bareboat charter-out contracts to which the Company is party did not change significantly from previous practice. Depending on whether or not the underlying voyage charter has been determined to be a service only contract or a lease contract with a service component, there may be a change in the timing of revenue recognition under voyage charter contracts. Such change in timing of revenue recognition may have a material impact on the Company’s consolidated financial statements, depending on the number of voyage charters that are in progress at a reporting period end. As of December 31, 2017, only one of the Company’s vessels was operating on a voyage charter. A review of the terms of the voyage charter agreement resulted in the determination that it was a short-term lease contract because the charterer had substantive decision-making rights with respect to the load and discharge ports. We concluded there was no material cumulative catch up adjustment for this contract as the adoption of ASC 606 did not materially change the timing or the amount of the non-lease component of the revenue recognized ratably between contract signing date in November 2017 and the discharge of cargo in January 2018. As a result, there was no cumulative catch up adjustment recognized on January 1, 2018.

The adoption of ASC 606 had no impact to revenues for the three months ended March 31, 2018 as there was no voyage charter in progress as of March 31, 2018.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding revenue recognition and costs to obtain or fulfill a contract.

Disaggregation of Revenue

For purposes of determining the standalone selling price of the vessel lease and technical management service components of the Company’s contracts with customers, the Company concluded that the residual approach would be the most appropriate method to use given that vessel lease rates are highly variable depending on shipping market conditions, the duration of such charters, and the age of the vessel. The Company believes that the standalone transaction price attributable to the technical management service component is more readily determinable than the price of the lease component and, accordingly, the service component is estimated using observable data (such as fees charged by third-party technical managers) and the residual transaction price is attributed to the vessel lease.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s revenue disaggregated by revenue source for the three months ended March 31, 2018.

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2018:
Pool revenues
Vessel lease component	$3,874	$4,988	$-	$8,862
Technical management services component	12,526	14,126	-	26,652

Time and bareboat charter revenues
Vessel lease component	2,276	495	-	2,771
Technical management services component	5,142	-	-	5,142

Voyage charter revenues
Vessel lease component	2,680	4	-	2,684
Technical management services component	768	-	-	768
Lightering services component	5,099	-	-	5,099

Total shipping revenues	$32,365	$19,613	$-	$51,978

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2018	$3,486	$54,701	$(1,775)
Closing balance as of March 31, 2018	1,118	49,578	(999)

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$918

We receive payments from customers based on a distribution schedule, as established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under contracts and are recognized when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under contracts and are recognized when performance under the respective contract has been completed. Deferred revenues allocated to unsatisfied performance obligations will be recognized over time as the services are performed, which is expected to take place in 2018.

Performance obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year.

Revenues from performance obligations satisfied in previous periods aggregating $290 was recognized during the three months ended March 31, 2018 and related to: (i) pool adjustments; (ii) change in estimate of performance obligations related to voyage charters; and (iii) off hire adjustments related to time and bareboat charters.

Costs to Obtain or Fulfill a Contract

As of March 31, 2018, there were no unamortized deferred costs of obtaining or fulfilling a contract.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15 — Leases:

1. Charters-in:

As of March 31, 2018, INSW had commitments to charter in six MR and two Aframax vessels. All of the charters-in, of which four are bareboat charters with expiry dates ranging from May 2018 to March 2024 and four are time charters with expiry dates ranging from June 2018 to July 2018, are accounted for as operating leases. In April 2018, the Company executed addendums to the aforementioned time charters-in, extending their expiry to dates ranging from January 2019 to July 2019. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At March 31, 2018	Amount	Operating Days
2018	$5,443	658
2019	6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
Thereafter	6,828	794
Net minimum lease payments	$37,400	4,374

Time Charters-in:

At March 31, 2018	Amount	Operating Days
2018	$7,941	1,011
Net minimum lease payments	$7,941	1,011

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

2. Charters-out:

At March 31, 2018, the future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable bareboat and time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At March 31, 2018	Amount	Revenue Days
2018	$7,383	691
Future minimum revenues	$7,383	691

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of March 31, 2018. The next deficit valuation is due March 31, 2019.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in February 2018, INSW recorded a reserve of £241 ($337) for a potential assessment by the trustees of the MNRPF as of March 31, 2018. The Company expects to make a deficit payment in the second half of 2018.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17 — Subsequent Events:

On April 18, 2018, Seaways Holding Corporation (the “Purchaser”), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of INSW (and together with Purchaser, “INSW”), entered into the SPA with Euronav NV (“Euronav”), a limited liability company incorporated under the laws of Belgium, and Euronav MI Inc. (“Seller”), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav, pursuant to which Purchaser has agreed to purchase from Seller, on the terms and subject to the conditions in the SPA including those set out below, the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshalls Islands (“HoldCo”) and the sole member of six limited liability companies that in the aggregate hold title to six VLCC vessels (the “Vessels”) (such transaction, the “Transaction”) in connection with a transaction to be entered into between Euronav, Seller and Gener8 Maritime, Inc., a corporation incorporated under the laws of the Marshall Islands (“GNRT”). The Company has unconditionally and irrevocably agreed to guarantee the performance and payment of the obligations of Purchaser under the SPA.

The purchase price for the Transaction is $434,000, inclusive of any assumed debt. INSW will fund the Transaction with a combination of available liquidity, the assumption of all or part of the debt secured by the Vessels and/or new third-party financing.

Euronav’s obligation to consummate the Transaction is subject to consummation of the transaction contemplated by the merger agreement between Euronav and GNRT (the “GNRT Agreement”).

INSW’s obligation to consummate the Transaction is also subject to certain specified closing conditions including, but not limited to:

•	consummation of Euronav’s announced acquisition of GNRT on terms that do not materially impede, interfere with, prevent, delay or limit the economic benefit to INSW of the Transaction;

•	amendment of INSW’s existing term loan credit facility as required to consummate the Transaction, on terms and conditions reasonably acceptable to INSW;

•	accuracy in all material respects of the representations and warranties, and compliance in all material respects with the covenants and agreements, made by Seller and Euronav in the SPA;

•	receipt of any required regulatory approvals and third-party consents and approvals; and

•	other customary closing conditions.

Each party to the SPA has agreed to use its reasonable best efforts to satisfy the foregoing conditions. The SPA also contains specified representations, warranties, and indemnification provisions of the parties customary for transactions of this type.

Subject to the satisfaction or waiver of the foregoing conditions and the other terms and conditions contained in the SPA, the Transaction is expected to close in the second quarter of 2018.

The SPA contains certain termination rights for the parties thereto in specified circumstances, including: (a) termination of the GNRT Agreement in accordance with its terms; (b) by either party for certain breaches of the SPA that are not cured; (c) by either party if the Transaction would violate any non-appealable final order, decree or judgment of any governmental authority permanently enjoining the Transaction; or (d) by either party if the Transaction is not consummated on or before June 30, 2018, provided that at such time the party seeking to terminate is not then in material breach of its obligations under the SPA. The SPA can also be terminated by mutual agreement of the parties. The SPA obligates Euronav to pay INSW a break-up fee equal to $5,000 if the SPA is terminated in certain circumstances, but only in situations where either the GNRT Agreement has been terminated, provided Euronav has received a break-up fee under the GNRT Agreement or Euronav’s acquisition of GNRT has been consummated but the Transaction has not.

If INSW is unable to receive necessary consents from its lenders with respect to the Transaction, INSW has agreed, if Euronav so elects, to purchase the Vessels and their respective special purpose vehicles for the same purchase price (and may or may not assume the debt related to the Vessels), following which Euronav is expected to repurchase two of the 2016-built Vessels from INSW for aggregate consideration of $143,000. Any such repurchase may also involve prepayment of all or part of the outstanding debt obligations associated with the Vessels and would be subject to certain other conditions, including definitive documentation.

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	the Company’s ability to complete the previously announced transaction to acquire six VLCCs from Euronav;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;

INTERNATIONAL SEAWAYS, INC.

•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in INSW’s revenues;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of INSW’s vessels by maritime claimants;
•	changes in laws, treaties or regulations; and
•	the impact that Brexit might have on global trading parties;

The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2018 and 2017, we derived 60% and 67%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of March 31, 2018, we owned or operated an International Flag fleet of 53 vessels aggregating 6.9 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including eight vessels that have been chartered-in under operating leases. Our fleet includes ULCC, VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). In addition, subsequent to March 31, 2018, the Company delivered a 2000-built VLCC and a 2004-built MR to buyers and entered into an agreement to sell a 2001-built Aframax, which is expected to be delivered to buyers during the second quarter of 2018. Also, in conjunction with the signing of a stock purchase agreement to acquire the holding companies for six VLCCs from Euronav and subject to certain financing and other conditions, we expect to take delivery of the six VLCCs and to deliver a 2003-built ULCC to Euronav during the second quarter of 2018. See Note 17, “Subsequent Events,” to the accompanying condensed consolidated financial statements.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 84% and 80%, respectively, of our total TCE revenues in the spot market for the three months ended March 31, 2018 and 2017, respectively.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of March 31, 2018 and results of operations for the three months periods ended March 31, 2018 and 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2018 at 98.0 million barrels per day (“b/d”) an increase of 1.5 million b/d, or 1.6%, over the same quarter in 2017. The estimate for global oil consumption for all of 2018 is 99.3 million b/d, an increase of 1.5% over 2017. OECD demand in 2018 is estimated to increase by 0.6% to 47.7 million b/d, while non-OECD demand is estimated to increase by 2.4% to 51.6 million b/d.

Global oil production in the first quarter of 2018 reached 98.0 million b/d, an increase of 1.6% from the first quarter of 2017. OPEC crude oil production averaged 32.1 million b/d in the first quarter of 2018, a decrease of 0.3 million b/d from the fourth quarter of 2017, and an increase of 0.1 million b/d from the first quarter of 2017. Non-OPEC production increased by 1.3 million b/d to 59.0 million b/d in the first quarter of 2018 compared with the first quarter of 2017. Oil production in the U.S. increased by 0.3 million b/d from 9.7 million b/d in the fourth quarter of 2017 to 10.0 million b/d in the first quarter of 2018, which was 1.2 million b/d higher than in the first quarter of 2017.

U.S. refinery throughput increased by about 0.4 million b/d to 16.9 million b/d in the first quarter of 2018 compared with the comparable quarter in 2017. U.S. crude oil imports decreased by about 0.4 million b/d in the first quarter of 2018 compared with the comparable quarter of 2017, with imports from OPEC countries decreasing by 0.9 million b/d, a 24.7% decrease from the comparable quarter in 2017.

Chinese imports of crude oil continued increasing, with January 2018 showing the highest import levels ever at 9.6 million b/d and March the second highest import levels at 9.2 million b/d.

During the first quarter of 2018, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) decreased by 0.8 million dwt as the crude fleet decreased by 1.4 million dwt, led by a decline in the VLCC fleet of 3.2 million dwt while the Suezmax and Aframax fleets increased by 1.6 million dwt and 02. Million dwt, respectively. The large decline in the VLCC fleet was attributable to 17 vessels recycled during the quarter. The product carrier fleet expanded by 0.6 million dwt. Year over year, the size of the tanker fleet increased by 14.6 million dwt with the largest increases in the Suezmax, VLCC, MR and Aframax sectors.

During the first quarter of 2018, the International Flag crude tanker orderbook decreased by 1.7 million dwt overall. Suezmaxes and Aframaxes had declines of 2.2 million dwt and 1.3 million dwt, respectively; however, the VLCC orderbook increased by 1.9 million dwt during the quarter. The product carrier orderbook decreased by 1.1 million dwt.

From the end of the first quarter of 2017 through the end of the first quarter of 2018, the total tanker orderbook declined by 0.8 million dwt. The VLCC order book increased by 6.1 million dwt to the highest level since the third quarter of 2016, while all other segments declined due to a combination of vessel deliveries combined with relatively fewer new orders placed during the period.

INTERNATIONAL SEAWAYS, INC.

VLCC freight rates were poor during the quarter, generally below $10,000 per day throughout the quarter. Other crude segments were similarly weak during the quarter.This was primarily attributable to increased newbuilding deliveries creating an oversupply situation coupled with reduced OPEC exports. MR product tankers fared somewhat better, averaging over $10,000 per day during the quarter. Since OPEC has announced their intention to continue to restrict production, and 2018 will see continued newbuilding deliveries, albeit at a lower rate than during 2017, 2018 will likely continue to see a weakened rate environment. Higher oil prices stemming from reduced OPEC production and strong demand have also reduced inventories to near 5-year averages. The high current oil prices are also responsible for higher bunker prices, which has a negative effect on earnings, and for a market in backwardation, which eliminates storage opportunities for older tonnage in particular.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2018, results from vessel operations decreased by $40,134 to a loss of $26,706 from income of $13,428 in the first quarter of 2017. This decrease primarily resulted from reduced TCE revenues and a net loss on vessel disposals during the period of $6,573.

TCE revenues decreased in the current quarter by $35,331, or 42%, to $48,801 from $84,132 in the first quarter of 2017. Approximately $32,685 of this decrease was due to a decline in average daily rates across INSW’s fleet sectors.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers	Three Months Ended
	March 31,
	2018	2017
TCE revenues	$29,220	$56,045
Vessel expenses	(25,616)	(20,496)
Charter hire expenses	(2,755)	(4,143)
Depreciation and amortization	(12,873)	(13,047)
Adjusted (loss)/income from vessel operations (a)	$(12,024)	$18,359
Average daily TCE rate	$12,958	$27,312
Average number of owned vessels (b)	26.7	24.0
Average number of vessels chartered-in under operating leases	0.4	0.5
Number of revenue days: (c)	2,255	2,052
Number of ship-operating days: (d)
Owned vessels	2,402	2,160
Vessels bareboat chartered-in under operating leases	28	-
Vessels spot chartered-in under operating leases (e)	8	48

(a)	Adjusted (loss)/income from vessel operations by segment is before general and administrative expenses, separation and transition costs and loss on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31 2018 and 2017, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate, and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended March 31,
ULCC:
Average rate	$-	$-	$-	$42,595
Revenue days	90	-	-	90
VLCC:
Average rate	$12,926	$13,085	$38,794	$42,141
Revenue days	617	89	564	88
Suezmax:
Average rate	$14,927	$-	$-	$-
Revenue days	180	-	-	-
Aframax:
Average rate	$9,955	$-	$15,735	$-
Revenue days	554	-	585	-
Panamax:
Average rate	$12,691	$11,562	$14,431	$21,450
Revenue days	180	537	494	184

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2018, TCE revenues for the Crude Tankers segment decreased by $26,825, or 48%, to $29,220 from $56,045 in the first quarter of 2017. Approximately $28,000 of such decrease resulted primarily from the impact of significantly lower average blended rates earned in all of the Crude Tanker fleet sectors, particularly in the VLCC fleet sector, which accounted for $18,144 of the overall decrease. Approximately $5,900 of this reduction in TCE revenues represents the impact of the Company’s only ULCC being idle for the entirety of the current quarter and the aforementioned 2000-built VLCC being held-for-sale as of the end of January 2018. There was a larger disparity in the spot market rates earned by the Company’s modern and non-modern VLCCs in the current period versus in the first quarter of 2017. VLCCs aged 15 years or less earned an average daily rate of $17,210 per day as compared to the overall VLCC rate of $12,926 in the current period, while in the prior year’s period the VLCCs under 15 years of age earned an average daily rate of $40,214 per day as compared to the overall VLCC rate of $38,794 per day. The decline in TCE revenues also reflects a $3,494 decrease in revenue in the Crude Tankers Lightering business during the current quarter. Serving to partially offset the declines in revenue was a 234-day increase in VLCC and Suezmax revenue days; such increases had the effect of increasing revenue during the current quarter by a total of $4,569 and reflected the acquisitions of two 2017-built Suezmaxes, each of which delivered to the Company in July 2017, and one 2010-built VLCC which delivered to the Company in November 2017.

Vessel expenses increased by $5,120 to $25,616 in the current quarter from $20,496 in the first quarter of 2017. Approximately $2,382 of the increase was attributable to the Suezmax and VLCC acquisitions discussed above. The balance of the increase was primarily related to an increase in hull and machinery damage repairs, routine repairs, and crew costs and the timing of the delivery of stores. Charter hire expenses decreased by $1,388 to $2,755 in the first quarter of 2018 from $4,143 in the first quarter of 2017 as a result of a decrease in chartered-in Aframaxes employed in the Crude Tankers Lightering business during the current quarter compared with the first quarter of 2017. The decline was partially offset by the Company executing sale and lease back transactions for two 2009-built Aframaxes in March 2018. The associated bareboat charters are for periods ranging from 70 to 73 months and contain purchase options executable by the Company, commencing at the end of the third year. Depreciation and amortization decreased by $174 to $12,873 in the first quarter of 2018 from $13,047 in the first quarter of 2017, principally due to the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels recorded in the third and fourth quarters of 2017. Such declines were offset to a large degree by the deliveries of the two Suezmaxes and one VLCC noted above and increased drydock amortization.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $120 for the first quarter of 2018 and $1,990 for the first quarter of 2017. The decrease in the current quarter’s operating income as compared to prior year’s period reflects fewer service-only and full service lighterings performed in the current period.

Product Carriers	Three Months Ended
	March 31,
	2018	2017
TCE revenues	$19,581	$28,087
Vessel expenses	(11,406)	(13,310)
Charter hire expenses	(5,868)	(7,208)
Depreciation and amortization	(4,718)	(5,536)
Adjusted (loss)/income from vessel operations	$(2,411)	$2,033
Average daily TCE rate	$10,771	$13,088
Average number of owned vessels	14.6	18.0
Average number of vessels chartered-in under operating leases	6.0	6.7
Number of revenue days	1,818	2,146
Number of ship-operating days:
Owned vessels	1,311	1,620
Vessels bareboat chartered-in under operating leases	180	270
Vessels time chartered-in under operating leases	360	332

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2018 and 2017, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

INTERNATIONAL SEAWAYS, INC.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended March 31,
LR2:
Average rate	$13,911	$-	$17,735	$-
Revenue days	90	-	90	-
LR1:
Average rate	$11,639	$-	$17,396	$19,034
Revenue days	354	-	90	267
MR:
Average rate	$11,235	$5,294	$12,586	$5,488
Revenue days	1,285	90	1,608	91

During the first quarter of 2018 TCE revenues for the Product Carriers segment decreased by $8,506, or 30%, to $19,581 from $28,087 in the first quarter of 2017. Declining average daily blended rates earned in all Product Carrier fleet sectors accounted for $4,634 of the overall decrease. A 324-day decrease in MR revenue days in the current period, arising primarily as a result of the sales of four MRs between August 2017 and February 2018 and the redelivery of one MR to its owners in December 2017 at the expiry of its bareboat charter, partially offset by a 95-day reduction in MR drydocking days in the current period, also resulted in a $3,809 decline in TCE revenue.

Vessel expenses decreased by $1,904 to $11,406 in the current quarter from $13,310 in the first quarter of 2017. The decrease was primarily driven by a 399-day decrease in owned and bareboat chartered-in days, which resulted from the vessel sales and redelivery described above. Charter hire expenses decreased by $1,340 to $5,868 in the first quarter of 2018 from $7,208 in the first quarter of 2017. The decrease was due to the redelivery discussed above along with decreases in the daily charter rates for the Company’s time chartered-in MR fleet, which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $818 to $4,718 in the first quarter of 2018 from $5,536 in the first quarter of 2017. The decrease reflected the vessel sales noted above and reductions in vessel bases that resulted from impairment charges on two vessels recorded in the third quarter of 2017.

General and Administrative Expenses:

During the first quarter of 2018, general and administrative expenses decreased by $245 to $6,029 from $6,274 in the first quarter of 2017. This decrease reflects a decline of approximately $536 in accounting and consulting expenses, partially offset by an increase in compensation and benefits related costs.

Equity in Income of Affiliated Companies:

During the first quarter of 2018, equity in income of affiliated companies decreased by $5,266 to $8,340 from $13,606 in the first quarter of 2017. This decrease was principally attributable to decreases in earnings from the two FSO joint ventures and the LNG joint venture of $4,429 and $925, respectively. Revenue generated by the FSO joint ventures during the first quarter of 2018 was lower than revenue generated during the first quarter of 2017, as charter rates in the five-year service contracts that commenced in the third quarter of 2017 are lower than the charter rates included in the service contracts under which the FSO joint ventures operated during the first quarter of 2017. The relatively lower earnings from the LNG joint venture during the first quarter of 2018 was primarily due to reimbursements received from the joint venture’s charterer that were recognized during the three months ended March 31, 2017 for drydock expenditures incurred in years prior to 2017 and higher vessel operating expenses in the first quarter of 2018 compared with the prior year’s first quarter. These negative impacts more than offset the impact of a reduction in interest expense resulting from a decrease in outstanding debt principal amounts in the current period for the FSO and LNG joint ventures. Interest expense for the two FSO joint ventures is expected to increase beginning in the second quarter of 2018 as a result of drawdowns on debt facilities aggregating $220,000 during April 2018. Refer to Note 6, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information on the debt facilities entered into by the FSO joint ventures.

INTERNATIONAL SEAWAYS, INC.

Interest Expense:

Interest expense was $11,621 for the three months ended March 31, 2018, compared with $9,167 for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018 is higher than interest expense for the three months ended March 31, 2017 primarily due to the higher average interest rates and average outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017. Such increase was partially offset by a $729 reduction in amortization of deferred finance costs. Refer to Note 9, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Taxes:

As of March 31, 2018, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2018 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2018. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption during and beyond calendar year 2018. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net (loss)/income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2018	2017

Net (loss)/income	$(29,316)	$18,067
Income tax provision	8	4
Interest expense	11,621	9,167
Depreciation and amortization	17,624	18,616
EBITDA	(63)	45,854
Separation and transition costs	-	735
Loss on disposal of vessels and other property	6,573	-
Adjusted EBITDA	$6,510	$46,589

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2018 was approximately $75,000 compared with $85,000 at December 31, 2017. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash increased by approximately $20,600 during the three months ended March 31, 2018. This increase reflects net proceeds from the sale of vessels of $57,430 and net distributions received from affiliated companies of $3,357. Such cash inflows were partially offset by $3,438 in scheduled quarterly amortization of the 2017 Term Loan in the first quarter of 2018, $30,000 in repayment of the 2017 Revolver Facility, $1,911 in cash used for vessel acquisitions and betterments, and cash used in operating activities of $4,454.

As of March 31, 2018, we had total liquidity on a consolidated basis of $141,186 comprised of $91,186 of cash (including $37,714 of restricted cash) and $50,000 of undrawn revolver capacity.

Restricted cash of $37,714 as of March 31, 2018 represents legally restricted cash relating to the 2017 Debt Facilities. The 2017 Debt Facilities stipulate that if annual aggregate cash proceeds of INSW asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the INSW Facilities. Restricted cash increased to $65,000 in April 2018 following the sale of a 2000-built VLCC and a 2004-built MR.

As of March 31, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $521,268 and a total debt to total capitalization of 32.9%, which compares with 33.7% at December 31, 2017.

Sources, Uses and Management of Capital

Net cash used in operating activities in the three months ended March 31, 2018 was $4,454. In addition to future operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

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

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of March 31, 2018, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $15,000.

As discussed in Note 17, “Subsequent Events,” to the accompanying condensed consolidated financial statements, on April 18, 2018, the Company, entered into a stock purchase and sale agreement with Euronav for the purchase of the holding companies for six VLCCs from Euronav for an aggregate price of $434,000, inclusive of any assumed debt, in connection with the closing of Euronav’s announced acquisition of Gener8 Maritime, Inc. The transaction is subject to a number of closing conditions, including (i) consummation of Euronav’s acquisition of GNRT, (ii) amendment of the Company’s existing credit facility as required to consummate the transaction, (iii) accuracy in all material respects of the representations and warranties, and compliance in all material respects with the covenants and agreements, and (iv) receipt of all required third-party consents, third-party approvals and regulatory approvals. The transaction is expected to close in the second quarter of 2018. The agreement contains termination rights for either party in specified circumstances and obligates Euronav to pay the Company a break-up fee equal to $5,000 if the agreement is terminated in certain circumstances.

The Company intends to fund the transaction through a combination of available liquidity, the assumption of all or part of the debt (that is currently secured by the vessels) with an expected outstanding balance of $311,000, maturing between 2027 and 2028 and carrying a fixed annual interest rate of LIBOR plus 2.0%, and/or other incremental third-party financing as permitted under the Company’s existing term loan.

The Company has taken or is in the process of taking the following actions to consummate the transaction by the end of the second quarter of 2018. The Company intends to use the proceeds from the following transactions for general corporate purposes, including the funding of the acquisition of the six VLCCs:

•	On March 1, 2018, the Company executed memorandums of agreement of sale and bareboat charter party agreements in conjunction with the sale and leaseback of two 2009-built Aframaxes. The transactions, which yielded net proceeds of approximately $39,287, were consummated by the end of March 2018. The bareboat charter-in terms range from 70 to 73 months with purchase options beginning after the third year of each lease.

•	On March 29, 2018, the Company’s FSO Joint Venture entered into a $220,000 Senior Secured Credit Facility. Such agreement is made up of a term loan of $110,000 and a revolving credit facility of $110,000 available to the FSO Joint Venture. The FSO Joint Venture drew down the facility in full on April 26, 2018 and distributed $110,000 of the loan proceeds to the Company.

•	On April 17, 2018, the Company filed a Registration Statement on Form S-3 (“Shelf Registration”) with the Securities and Exchange Commission (“SEC”). Following the effective date of the Shelf Registration, the Company may from time to time offer preferred stock or debt securities at an aggregate offering price not to exceed $100,000.

•	The Company entered into a memorandum of agreement to sell its currently idle 2003-build ULCC to Euronav for $32,500. Such sale is subject to the consummation of the overall stock purchase agreement.

•	The Company is in talks with the consortium of lenders under the 2017 Debt Facilities for the amendment of the underlying facility agreements. The amendments being sought would, among other things, allow the Company to assume the debt currently securing the six VLCCs and use proceeds from the transactions described above, as well as from the recent dispositions of certain of the Company’s vessels (including the 2003-built ULCC referenced above), to fund the acquisition of the equity interests in the holding companies of the six VLCCs. If we are successful in obtaining the amendments, we expect to pay amendment fees and we may be required to pay higher interest rates on the 2017 Debt Facilities.

•	The Company may also enter into new third-party debt as permitted under the 2017 Debt Facilities.

INTERNATIONAL SEAWAYS, INC.

If the Company is unable to receive the necessary consents from the lenders of its 2017 Debt Facilities with respect to the transaction, the Company has agreed, if Euronav so elects, to purchase the holding companies for the six vessels for the same $434,000 purchase price and may or may not assume the debt secured by the vessels. Euronav would then be expected to repurchase two of the 2016-built vessels from the Company for aggregate consideration of $143,000. Such repurchase may also involve prepayment of all or part of the outstanding debt obligations associated with the vessels and would be subject to certain other conditions.

Outlook

We believe our strong balance sheet continues to give us flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positions us to generate sufficient cash to support our operations over the next twelve months. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Off-Balance Sheet Arrangements

As of March 31, 2018, the LNG Joint Venture had total bank debt outstanding of $586,401 that was nonrecourse to the Company. The FSO Joint Venture had no outstanding debt as of March 31, 2018, however, as discussed below, the joint venture closed and drew down on a $220,000 credit facility in April 2018.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’); and (c) the FSO Joint Venture is a borrower under a $220,000 secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 10, “Debt,” to the accompanying condensed consolidated financial statements). On April 30, 2018, the FSO Joint Venture entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover notional amounts aggregating approximately $110,000 and pay fixed rates of approximately 4.863% and receive a floating rate based on LIBOR. These agreements have a forward starting date of June 30, 2018, and maturity dates ranging from July to September 2022.

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

INTERNATIONAL SEAWAYS, INC.

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay a $135 annual fee to OSG for 2018, which will increase to $145 in 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of OSG Ship Management (UK) Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2018 follows:

						Beyond
	2018	2019	2020	2021	2022	2022	Total
2017 Term Loan - floating rate(1)	$54,171	$65,874	$63,913	$61,750	$455,509	$-	$701,217
Operating lease obligations (2)
Bareboat Charter-ins	5,443	6,278	6,295	6,278	6,278	6,828	37,400
Time Charter-ins	7,941	-	-	-	-	-	7,941
Total	$67,555	$72,152	$70,208	$68,028	$461,787	$6,828	$746,558

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective LIBOR rate as of March 31, 2018 of 1.65% and applicable margins for the 2017 Term Loan Facility of 5.5%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2018. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of March 31, 2018, the Company had charter-in commitments for eight vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

During the three months ended March 31,2018, the Company was party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement contains no leverage features and had a cap rate of 2.5% through the termination date of December 31, 2020.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K.

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

No shares were repurchased during the three months ended March 31, 2018. The maximum number of shares that may still be purchased under the program as of March 31, 2018 was 1,350,907 shares, which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased during 2017. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s 2017 Term Loan Facility.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendment to Employment Agreement with Executive

On April 4, 2018, we entered into an amendment to our employment agreement (the “Amendment") with our Chief Executive Officer, increasing her annual base salary for 2018 and future years. The foregoing is a summary of the material terms of the Amendment only and is qualified in its entirety by the complete terms of the Amendment, which is filed as an exhibit to the Company’s Form S-3 registration statement as filed with the Securities and Exchange Commission on April 17, 2018.

Item 6.	Exhibits

See Exhibit Index on page 43.

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 7, 2018	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 7, 2018	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

10.1	Form of Enhanced Severance Agreement

10.2.1	Form of INSW Management Incentive Compensation Plan (“MICP”) Alternate Stock Option Grant Agreements

10.2.2	Form of INSW MICP Alternate Restricted Stock Unit (“RSU”) Grant Agreement

10.2.3	Form of INSW MICP Alternate Performance RSU Grant Agreement

10.3	Amendment No. 4 to Ms. Zabrocky’s Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

