Form 10-Q
period 2018-06-30
International Seaways, Inc.
filed 2018-08-08
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 6, 2018: common stock, no par value 29,177,612 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$115,843	$60,027
Voyage receivables, including unbilled of $59,015 and $54,701	62,408	58,187
Other receivables, including pool deposits of $6,000 and $0	10,391	4,411
Inventories	4,828	3,270
Prepaid expenses and other current assets	8,573	5,881
Current portion of derivative asset	1,738	16
Total Current Assets	203,781	131,792
Restricted cash	27,010	10,579
Vessels and other property, less accumulated depreciation of $317,584 and $307,010	1,405,577	1,104,727
Vessel held for sale, net	-	5,108
Deferred drydock expenditures, net	21,810	30,528
Total Vessels, Deferred Drydock and Other Property	1,427,387	1,140,363
Investments in and advances to affiliated companies	275,034	378,894
Long-term derivative asset	7,875	886
Other assets	5,393	1,970
Total Assets	$1,946,480	$1,664,484

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$32,967	$22,805
Payable to OSG	34	367
Payable associated with acquisition of assets	20,954	-
Current installments of long-term debt	48,492	24,063
Total Current Liabilities	102,447	47,235
Long-term debt	789,537	528,874
Other liabilities	3,955	2,721
Total Liabilities	895,939	578,830

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,177,612 and 29,089,865
shares issued and outstanding	1,307,645	1,306,606
Accumulated deficit	(228,657)	(180,545)
	1,078,988	1,126,061
Accumulated other comprehensive loss	(28,447)	(40,407)
Total Equity	1,050,541	1,085,654
Total Liabilities and Equity	$1,946,480	$1,664,484

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shipping Revenues:
Pool revenues, including $16,355, $2,702, $29,125 and $8,416
received from companies accounted for by the equity method	$33,601	$42,339	$69,115	$92,112
Time and bareboat charter revenues	6,608	14,442	14,521	31,792
Voyage charter revenues	16,700	15,176	25,251	36,803
	56,909	71,957	108,887	160,707

Operating Expenses:
Voyage expenses	6,897	2,677	10,074	7,295
Vessel expenses	31,528	35,373	68,186	69,101
Charter hire expenses	10,723	11,036	19,346	22,387
Depreciation and amortization	16,804	19,099	34,428	37,715
General and administrative	6,064	5,096	12,093	11,370
Third-party debt modification fees	1,302	7,939	1,302	7,939
Separation and transition costs	-	296	-	1,031
Gain on disposal of vessels and other property, net of impairments	(6,740)	-	(167)	-
Total operating expenses	66,578	81,516	145,262	156,838
(Loss)/income from vessel operations	(9,669)	(9,559)	(36,375)	3,869
Equity in income of affiliated companies	8,822	13,866	17,162	27,472
Operating (loss)/income	(847)	4,307	(19,213)	31,341
Other expense	(4,863)	(6,644)	(4,184)	(6,440)
(Loss)/income before interest expense and income taxes	(5,710)	(2,337)	(23,397)	24,901
Interest expense	(13,086)	(9,278)	(24,707)	(18,445)
(Loss)/income before income taxes	(18,796)	(11,615)	(48,104)	6,456
Income tax provision	-	(4)	(8)	(8)
Net (loss)/income	$(18,796)	$(11,619)	$(48,112)	$6,448

Weighted Average Number of Common Shares Outstanding:
Basic	29,130,230	29,194,240	29,118,271	29,187,286
Diluted	29,130,230	29,194,240	29,118,271	29,221,779

Per Share Amounts:
Basic and diluted net (loss)/income per share	$(0.65)	$(0.40)	$(1.65)	$0.22

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net (Loss)/Income	$(18,796)	$(11,619)	$(48,112)	$6,448
Other Comprehensive Income, net of tax:
Net change in unrealized losses on cash flow hedges	3,099	934	10,569	4,252
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	77	(42)	36	(60)
Net change in unrecognized actuarial losses	1,743	(433)	1,355	(612)
Other Comprehensive Income, net of tax	4,919	459	11,960	3,580
Comprehensive (Loss)/Income	$(13,877)	$(11,160)	$(36,152)	$10,028

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net (loss)/income	$(48,112)	$6,448
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	34,428	37,715
Loss on write-down of vessels	948	-
Amortization of debt discount and other deferred financing costs	2,651	3,930
Deferred financing costs write-off	2,273	7,020
Stock compensation, non-cash	1,525	1,733
Earnings of affiliated companies	(17,548)	(27,243)
Other – net	233	130
Items included in net (loss)/income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(1,115)	-
Loss on extinguishment of debt	1,295	-
Cash distributions from affiliated companies	35,863	10,103
Payments for drydocking	(2,701)	(15,860)
Insurance claims proceeds related to vessel operations	3,528	5
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(4,221)	4,268
Decrease in payable to OSG	(333)	(688)
Decrease in deferred revenue	(903)	(4,524)
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	2,312	(9,243)
Net cash provided by operating activities	10,123	13,794
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(128,925)	(18,583)
Proceeds from disposal of vessels and other property	126,504	-
Expenditures for other property	(320)	(374)
Investments in and advances to affiliated companies, net	1,966	(104)
Repayments of advances from joint venture investees	93,142	8,397
Net cash provided by/(used in) investing activities	92,367	(10,664)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	72,924	486,302
Extinguishment of debt	(60,000)	(458,416)
Payments on debt	(42,770)	(1,546)
Cash paid to tax authority upon vesting of stock-based compensation	(397)	(241)
Net cash (used in)/provided by financing activities	(30,243)	26,099
Net increase in cash, cash equivalents and restricted cash	72,247	29,229
Cash, cash equivalents and restricted cash at beginning of year	70,606	92,001
Cash, cash equivalents and restricted cash at end of period	$142,853	$121,230

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(48,112)	-	(48,112)
Other comprehensive income	-	-	11,960	11,960
Forfeitures of vested restricted stock awards	(486)	-	-	(486)
Compensation relating to restricted stock awards	416	-	-	416
Compensation relating to restricted stock units awards	695	-	-	695
Compensation relating to stock option awards	414	-	-	414
Balance at June 30, 2018	$1,307,645	$(228,657)	$(28,447)	$1,050,541

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net income	-	6,448	-	6,448
Other comprehensive income	-	-	3,580	3,580
Forfeitures of vested restricted stock awards	(242)	-	-	(242)
Compensation relating to restricted stock awards	447	-	-	447
Compensation relating to restricted stock units awards	882	-	-	882
Compensation relating to stock option awards	404	-	-	404
Balance at June 30, 2017	$1,307,727	$(68,009)	$(48,687)	$1,191,031

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 53 oceangoing vessels, including six vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Dollar amounts, except per share amounts, are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $27,010 and $10,579 as of June 30, 2018 and December 31, 2017, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (as defined in Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheet.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and six months periods ended June 30, 2018 and 2017, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 86% and 89% of consolidated voyage receivables at June 30, 2018 and December 31, 2017, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and / or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $483 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheet as of June 30, 2018. Unamortized deferred financing charges of $30,194 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes and (as defined in Note 9, “Debt”) and $23,626 relating to the 2017 Term Loan Facility and the 2017 Revolver Facility are included in long-term debt in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $800 and $1,456 for the three and six months ended June 30, 2018, respectively, and $1,864 and $3,800 for the three and six months ended June 30, 2017, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Standards — In January 2017, the FASB issued ASU 2017-01, Business Combinations (ASC 805), which revises the definition of a business and puts in place a new framework to assist entities in evaluating whether an acquired set of assets and activities should be accounted for as an acquisition of a business or as a group of assets. Under the current business combinations guidance, there are three elements of a business: inputs, processes, and outputs. The new framework adds an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. The new framework also specifies the minimum required inputs and processes necessary to be a business. It removes the need to consider a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. What qualifies as an input and process remains substantially the same as in the prior guidance. While processes would typically be documented, the guidance clarifies that the intellectual capacity of an organized workforce could also qualify as a process. Administrative systems (e.g., billing, payroll) are typically not considered processes that significantly contribute to the creation of outputs. The new guidance narrows the definition of “outputs” to be consistent with how they are described in ASC 606. As a result, fewer sets will be considered to have outputs. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. Upon adoption of this standard, the Company concluded that the acquisition of six VLCC tankers (see Note 5, “Vessels”) should be accounted for as an acquisition of a group of assets as substantially all of the fair value of the gross assets acquired was concentrated in vessel assets.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the six months ended June 30, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard is effective for interim and annual periods beginning after December 31, 2017. The standard requires application using a retrospective transition method and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Such practical expedient was not utilized by the Company. The adoption of this accounting standard resulted in the reclassification of $116 and $234 of net actuarial gains and $202 and $404 of benefit obligation interest costs from the general and administrative expense line to the other expense and interest expense lines on the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively. Net periodic pension costs comprised of $1,339 and $1,168 of net actuarial losses and $157 and $353 of benefit obligation interest costs, are included in the other expense and interest expense lines on the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting standard resulted in the inclusion of restricted cash of $10,579 at December 31, 2017 in the beginning-of-period amounts shown on the statement of cash flows for the six months ended June 30, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual periods beginning after December 31, 2017. The guidance requires application using a retrospective transition method. We adopted the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which required the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. As a result, $93,142 of the total distributions of $129,005 received from certain affiliated companies accounted for by the equity method during the six months ended June 30, 2018 is presented as a cash inflow from investing activities while the balance of $35,863 is presented as a cash inflow from operating activities, and $8,397 of the total distributions of $18,500 received from certain affiliated companies accounted for by the equity method during the six months ended June 30, 2017 is presented as a cash inflow from investing activities while the balance of $10,103 is presented as a cash inflow from operating activities. In addition, the adoption of this accounting standard resulted in the separate line presentation of $3,528 and $5 of insurance proceeds received for various claims arising from the normal operations of our vessel fleet, in the operating activities section of the condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017, respectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that supersedes virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that applies to revenue earned from a contract with a customer. The standard’s requirements also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures are required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for us beginning January 1, 2018 and we adopted the standard using the cumulative catch-up transition method. See Note 14, “Revenue,” for further information.

Recently Issued Accounting Standards — In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. In July 2018, the FASB issued ASU 2018-10, Leases (ASC 842), which provides clarifying guidance on ASU 2016-02.

Also, in July 2018, the FASB issued ASU 2018-11, Leases (ASC 842), which updates requirements related to transition relief on comparative reporting at adoption and separating components of a contract for lessors. This update provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this update provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (ASC 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same; and (2) the lease component, if accounted for separately, would be classified as an operating lease. If lease and nonlease components are aggregated under this practical expedient, a lessor would account for the combined component as follows: if the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with the new revenue guidance; otherwise, the entity must account for the combined component as an operating lease in accordance with the new leases guidance. If elected, the practical expedient will need to be applied consistently as an accounting policy by class of underlying asset. Additional disclosures are also required. For entities that have not adopted ASC 842 before the issuance of this update, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. Upon adoption of ASC 842, management expects that based on our current portfolio of leases, there will be an increase in assets and liabilities on the consolidated balance sheet due to the recognition of right-of-use assets (Vessels and other property) and corresponding lease liabilities which may be material. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements. We will adopt ASC 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2017, the FASB issued ASU 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which allows certain public business entities (“PBEs”) that otherwise would not meet the definition of a public business entity except for a requirement to include its financial statements or financial information in another entity’s filings with the SEC, to elect to use non-PBE transition dates for the sole purpose of adopting ASU No. 2016-02, Leases (ASC 842), and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). Accordingly, all financial statements or financial information of the Company’s FSO and LNG joint ventures that may be included in the Company’s filings with the SEC pursuant to SEC Regulation S-X Rule 4-08(g), Summarized Financial Information of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, and/or SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, will not reflect the adoptions of ASC 606 and ASC 842 until January 1, 2019 and January 1, 2020, respectively.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 39,709 and 39,326 for the three and six months ended June 30, 2018, respectively, and 33,451 and 32,763 for the three and six months ended June 30, 2017, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2018, there were 218,222 shares of restricted stock units and 400,785 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss)/income	$(18,796)	$(11,619)	$(48,112)	$6,448

Weighted average common shares outstanding:
Basic	29,130,230	29,194,240	29,118,271	29,187,286
Diluted	29,130,230	29,194,240	29,118,271	29,221,779

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss)/income allocated to:
Common Stockholders	$(18,796)	$(11,619)	$(48,112)	$6,441
Participating securities	-	-	-	7
	$(18,796)	$(11,619)	$(48,112)	$6,448

For the three and six months ended June 30, 2018 earnings per share calculations, there were no dilutive equity awards outstanding. For the three and six months ended June 30, 2017 earnings per share calculations, there were 0 and 34,493 dilutive equity awards outstanding, respectively. Awards of 611,246 and 304,710 for the three months ended June 30, 2018 and 2017, respectively, and 495,838 and 265,359 for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted (loss)/income from vessel operations for segment purposes is defined as (loss)/income from vessel operations before general and administrative expenses, third-party debt modification fees, separation and transition costs and gain on disposal of vessels and other property, net of impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2018 and 2017 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended June 30, 2018:
Shipping revenues	$41,154	$15,755	$-	$56,909
Time charter equivalent revenues	34,385	15,627	-	50,012
Depreciation and amortization	12,240	4,530	34	16,804
Gain on disposal of vessels and other property,
net of impairments	(4,055)	(2,685)	-	(6,740)
Adjusted (loss)/income from vessel operations	(5,198)	(4,149)	304	(9,043)
Equity in income of affiliated companies	4,709	-	4,113	8,822
Investments in and advances to affiliated companies
at June 30, 2018	152,604	13,583	108,847	275,034
Adjusted total assets at June 30, 2018	1,338,120	351,615	108,847	1,798,582

Three months ended June 30, 2017:
Shipping revenues	$47,914	$24,043	$-	$71,957
Time charter equivalent revenues	45,745	23,535	-	69,280
Depreciation and amortization	13,304	5,762	33	19,099
Adjusted income/(loss) from vessel operations	7,136	(3,171)	(193)	3,772
Equity in income of affiliated companies	10,258	-	3,608	13,866
Investments in and advances to affiliated companies
at June 30, 2017	268,863	15,342	87,904	372,109
Adjusted total assets at June 30, 2017	1,079,142	410,024	87,531	1,576,697

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Crude	Product
	Tankers	Carriers	Other	Totals
Six months ended June 30, 2018:
Shipping revenues	$73,519	$35,368	$-	$108,887
Time charter equivalent revenues	63,605	35,208	-	98,813
Depreciation and amortization	25,113	9,248	67	34,428
Loss/(gain) on disposal of vessels and other property,
including impairments	5,933	(6,100)	-	(167)
Adjusted (loss)/income from vessel operations	(17,222)	(6,560)	635	(23,147)
Equity in income of affiliated companies	10,284	-	6,878	17,162
Expenditures for vessels and vessel improvements	127,510	1,415	-	128,925
Payments for drydockings	2,683	18	-	2,701

Six months ended June 30, 2017:
Shipping revenues	$107,806	$52,901	$-	$160,707
Time charter equivalent revenues	101,790	51,622	-	153,412
Depreciation and amortization	26,351	11,298	66	37,715
Adjusted income/(loss) from vessel operations	25,495	(1,138)	(148)	24,209
Equity in income of affiliated companies	20,173	-	7,299	27,472
Expenditures for vessels and vessel improvements	17,807	776	-	18,583
Payments for drydockings	12,160	3,700	-	15,860

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Time charter equivalent revenues	$50,012	$69,280	$98,813	$153,412
Add: Voyage expenses	6,897	2,677	10,074	7,295
Shipping revenues	$56,909	$71,957	$108,887	$160,707

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total adjusted (loss)/income from vessel operations
of all segments	$(9,043)	$3,772	$(23,147)	$24,209
General and administrative expenses	(6,064)	(5,096)	(12,093)	(11,370)
Third-party debt modification fees	(1,302)	(7,939)	(1,302)	(7,939)
Separation and transition costs	-	(296)	-	(1,031)
Gain on disposal of vessels and other property, net of impairments	6,740	-	167	-
Consolidated (loss)/income from vessel operations	(9,669)	(9,559)	(36,375)	3,869
Equity in income of affiliated companies	8,822	13,866	17,162	27,472
Other expense	(4,863)	(6,644)	(4,184)	(6,440)
Interest expense	(13,086)	(9,278)	(24,707)	(18,445)
(Loss)/income before income taxes	$(18,796)	$(11,615)	$(48,104)	$6,456

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2018	2017
Total assets of all segments	$1,798,582	$1,576,697
Corporate unrestricted cash and cash equivalents	115,843	121,230
Restricted cash	27,010	-
Other unallocated amounts	5,045	3,163
Consolidated total assets	$1,946,480	$1,701,090

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2018. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018. In regard to the vessels in the Company’s fleet that are not currently being marketed for sale, the Company determined that the negative market developments did not rise to the level of impairment triggering events as of June 30, 2018. If such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized weighted probabilities assigned to possible outcomes for each of the three vessels for which impairment trigger events were determined to exist. The Company entered into a memorandum of agreement for the sale of the Panamax vessel in early July 2018. Accordingly, a 100% probability was attributed to the vessel being sold before the end of its useful life. As the Company is considering selling the other two vessels as a part of its fleet renewal program, 50% probabilities were assigned to the possibility that the two Aframax vessels will be sold prior to the end of their respective useful lives. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market approach by using the sales price per the memorandum of agreement discussed above. Based on the tests performed, the sum of the undiscounted cash flows for each of the two Aframax vessels was more than its carrying value as of June 30, 2018 and the sum of the undiscounted cash flows for the Panamax vessel was less than its carrying value as of June 30, 2018. Accordingly, an impairment charge totaling $948 was recorded for the Panamax vessel to write-down its carrying value to its estimated fair value at June 30, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vessel Acquisitions and Deliveries

On June 14, 2018 (the “Closing Date”), the Company completed its previously announced acquisition of six 300,000 DWT VLCCs including one 2015-built and five 2016-built. The Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshalls Islands and the sole member of six limited liability companies each of which holds title to a VLCC tanker (collectively, the "Six VLCCs") (such purchase, the "Transaction"). The Transaction was completed pursuant to the terms of the Stock Purchase and Sale Agreement (the "SPA") dated as of April 18, 2018, by and among Seaways Holding Corporation, a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of the Company, Euronav NV ("Euronav"), a corporation incorporated and existing under the laws of the Kingdom of Belgium, and Euronav MI II Inc. (as successor to Euronav MI Inc.), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav. In accordance with ASC 2017-01, Business Combinations (Topic 805), this acquisition did not constitute the acquisition of a business, and therefore was accounted for as an asset acquisition. The purchase price for the Transaction was $434,000, inclusive of assumed debt secured by the Vessels (see Note 9, “Debt”). On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. The Company’s estimate of the balance payable to Euronav for the other assets and liabilities of Gener8 Maritime Subsidiary VII, Inc. acquired is approximately $20,954 and is included in current liabilities in the condensed consolidated balance sheet as of June 30, 2018. This amount is subject to a final true-up, which is expected to be finalized and paid in the third quarter of 2018.

Vessel Sales

During the six months ended June 30, 2018, the Company recognized a net aggregate gain on disposal of vessels of $1,114 relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of two 2004-built MRs, a 2000-built VLCC, and a 2001-built Aframax; (iii) the sale and leaseback of two 2009-built Aframaxes, and (iv) the sale of a 2003-built ULCC in conjunction with the acquisition of Six VLCCs.

In July 2018, the Company entered into memorandum of agreement for the sale of a 2002-built Panamax, which is expected to be delivered to the buyer during the second half of 2018. The Company expects to recognize a loss on such sale.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2018, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

On March 29, 2018, the FSO Joint Venture executed an agreement on a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company, maturing in July 2022 and September 2022, respectively, and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. On April 26, 2018, the FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to fund partially the agreement to purchase the Six VLCCs (See Note 5, “Vessels”). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds to Euronav on April 26, 2018, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal or greater than 1.10 to 1.00. Approximately $104,402 was outstanding under the FSO Term Loan as of June 30, 2018. The FSO Joint Venture had no outstanding debt as of December 31, 2017. As of June 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $104,612 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $951.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest payable on the FSO Term Loan and on the FSO Revolver is three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver. The interest rate swap covers a notional amount of $208,803 as of June 30, 2018. As of June 30, 2018, the FSO Joint Venture had a liability of $392 for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating $196 at June 30, 2018 is included in accumulated other comprehensive loss in the accompanying balance sheet.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of June 30, 2018 consisted of: FSO Joint Venture of $143,800, LNG Joint Venture of $108,847 and Other of $22,387 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shipping revenues	$53,535	$61,691	$106,322	$122,660
Ship operating expenses	(26,038)	(26,406)	(54,330)	(52,601)
Income from vessel operations	27,497	35,285	51,992	70,059
Other income	389	935	701	2,452
Interest expense	(10,386)	(9,465)	(18,766)	(19,425)
Income tax provision	(832)	-	(1,827)	-
Net income	$16,668	$26,755	$32,100	$53,086

See Note 11, “Related Parties,” for additional disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

Note 7 — Variable Interest Entities (“VIEs”):

As of June 30, 2018, the Company participates in seven commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2018:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$148,047

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2018:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$951	$252,659

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, as of June 30, 2018, the Company had approximately $16,492 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2018.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair value of borrowings under the 2017 Term Loan Facility and the 8.50% Senior Notes is estimated based on quoted market prices. The carrying amount of the borrowings under Sinosure Credit Facility, the ABN Term Loan Facility and the 10.75% Subordinated Notes approximates the fair value based on the fact that these facilities closed during June 2018.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty’s or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements. For interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
June 30, 2018:
Cash and cash equivalents (1)	$142,853	$142,853	$-
2017 Term Loan Facility	(479,688)	-	(479,688)
ABN Term Loan Facility	(28,463)	-	(28,463)
Sinosure Credit Facility	(305,073)	-	(305,073)
8.5% Senior Notes	(23,500)	(23,500)	-
10.75% Subordinated Notes	(30,000)	-	(30,000)

December 31, 2017:
Cash and cash equivalents (1)	$70,606	$70,606	$-
2017 Term Loan Facility	(550,689)	-	(550,689)
2017 Revolver Facility	(30,227)	-	(30,227)

(1) Includes non-current restricted cash of $27,010 and $10,579 at June 30, 2018 and December 31, 2017, respectively.

Derivatives

The Company manages its exposure to interest rate volatility risk by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW is party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.5% through the termination date of December 31, 2020. In July 2018, the Company amended the Interest Rate Cap agreement described above to increase the notional amount to $350,000 and increase the cap rate to 2.605%, effective July 31, 2018. The maturity date remained unchanged.

In June 2018, in conjunction with the Transaction (as described in Note 5, “Vessels”), the Company acquired a pay-fixed, receive-variable interest rate swap agreement (“Interest Rate Swap”) with a major financial institution that effectively fixes the interest rate on the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility, which was $305,073 as of June 30, 2018. The Interest Rate Swap contains no leverage features and has a fixed rate of 2.047% through the termination date of March 21, 2022. In July 2018, the Company amended the interest rate swap agreement to increase the fixed rate to 2.99%, effective September 21, 2018. The maturity date of March 21, 2022 remained unchanged. In conjunction with such amendment, the Company received a cash settlement of $7,677 from the counterparty to the transaction.

The Company has elected to apply hedge accounting and designated its interest rate cap and interest rate swap as cash flow hedges.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the June 30, 2018 and December 31, 2017 balance sheets on a gross basis by transaction:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
June 30, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$317	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	2,130	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	1,420	Current portion of derivative liability	-
Long-term portion	Long-term derivative asset	5,744	Long-term derivative liability	-
Total derivatives designated as hedging instruments		$9,611		$-

December 31, 2017:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$16	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	886	Long-term derivative liability	-
Total derivatives designated as hedging instruments		$902		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive (loss)/income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swaps	$367	$(2,122)	$4,221	$(2,392)
Interest rate cap	534	-	1,546	-
Total	$901	$(2,122)	$5,767	$(2,392)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018 and 2017 follows and there were no such activities for the three months ended June 30, 2018 and 2017:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other
For the six months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
June 30, 2018:
Interest rate cap	Interest expense	$-	Interest expense	$-
Interest rate swaps	Interest expense	-	Interest expense	-
Total		$-		$-

June 30, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at June 30, 2018:
Derivative Assets (interest rate cap and swaps)	$9,611	$-	$9,611	(1)

Assets/(Liabilities) at December 31, 2017
Derivative Assets (interest rate cap)	$902	$-	$902	(1)

(1)	For interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the fair values of assets for which an impairment charge was recognized for the three and six months ended June 30, 2018:

Description	Fair Value	Level 2	Total Impairment Charges
Assets:

Crude Tankers - Vessels held and used (1)(2)	$7,025	$7,025	$(948)

(1)	Pre-tax impairment charge of $948 related to one vessel in the International Crude Tanker segment was recorded during the three-month period ended June 30, 2018.
(2)	The fair value measurement of $7,025 at June 30, 2018 used to determine the impairment was based upon a market approach, which considered the expected sale price of the vessel based on an executed memorandum of agreement as discussed in Note 5, "Vessels". Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

Note 9 — Debt:

Debt consists of the following:

	June 30,	December 31,
	2018	2017
2017 Term Loan, due 2022, net of unamortized discount
and deferred costs of $22,795 and $23,074	$456,893	$523,489
2017 Revolver Facility, net of unamortized deferred finance costs of $552	-	29,448
ABN Term Loan, due 2023, net of unamortized deferred
finance costs of $954	27,509	-
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred
finance costs of $2,861	302,212	-
8.5% Senior Notes, due 2023, net of unamortized
deferred finance costs of $1,616	23,384	-
10.75% Subordinated Notes, due 2023, net of
unamortized deferred finance costs of $1,969	28,031	-
	838,029	552,937
Less current portion	(48,492)	(24,063)
Long-term portion	$789,537	$528,874

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 14, 2018, the Company entered into an amendment of the 2017 Debt Facilities (the “2017 Debt Facilities Second Amendment”). The amendment (i) increased the interest rate margin from 4.50% per annum to 5.00% per annum for loans determined by the Alternate Base Rate (as defined in the 2017 Debt Facilities) and from 5.50% per annum to 6.00% per annum for any loan determined by reference to the Adjusted LIBOR Rate (as defined in the 2017 Debt Facilities) and (ii) allowed a dividend of $110,000 to be made from the Company's FSO Joint Venture to the Company without incorporating such funds into the cash sweep provisions of the 2017 Debt Facilities, (iii) permitted the acquisition of Gener8 Maritime Subsidiary VII, Inc. and its subsidiaries as Unrestricted Subsidiaries (as defined in the 2017 Debt Facilities) and permitted those entities and their assets to be subject to the Sinosure Credit Facility (as defined below) and be subject to its liens and permitted the funding of the certain liquidity and other accounts in connection with that acquisition and (iv) made certain other amendments to covenants under the 2017 Debt Facilities. As a condition to the effectiveness of the 2017 Debt Facilities, the Company prepaid $60,000 of the amount outstanding under the 2017 Term Loan Facility together with a premium equal to 1% of the $60,000 prepayment and paid a fee to the lenders of 1% of the 2017 Debt Facilities outstanding after that repayment.

The 2017 Term Loan Facility amortizes in quarterly installments equal to 0.625% of the original principal amount of the loan for the quarterly installment due June 30, 2018 (paid July 2, 2018) and equal to 1.25% of the original principal amount of the loan reduced by the $60,000 prepayment described above for all quarterly installments thereafter. The 2017 Term Loan Facility is subject to additional mandatory annual prepayments in an aggregate principal amount of 75% of Excess Cash Flow, as defined in the credit agreement.

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2018 based on the actual results of the six months ended June 30, 2018 and the projection for the remainder of 2018. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2019.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2018, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of June 30, 2018, with an estimated ratio of 42%.

Sinosure Credit Facility

As part of the Transaction, the Company financed the acquisition price of $434,000 with the assumption of debt secured by the six vessels under a China Export & Credit Insurance Corporation ("Sinosure") credit facility funded by The Export-Import Bank of China, Bank of China (New York Branch) and Citibank, N.A. The Company acceded as a guarantor to the Sinosure Credit Facility agreement originally dated November 30, 2015, as supplemented by a supplemental agreement dated December 28, 2015, as amended and restated by an amending and restating deed dated June 29, 2016, as supplemented by a supplemental agreement dated November 8, 2017, as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the "Original Sinosure Facility") and as amended and restated by an amending and restating agreement dated June 13, 2018 (the "2018 Amending and Restating Agreement"), by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the "Sinosure Credit Facility"). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs. As of the Closing Date, it had a principal amount outstanding of $310,968 and bears interest at a rate of 3-month LIBOR plus a margin of 2%. Each loan under the Sinosure Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. Supplemental cash flow information for the six months ended June 30, 2018 associated with the aforementioned non-cash assumption of debt in relation to the acquisition of six VLCCs aggregating $310,968 were non-cash investing activities and financing activities.

Under the Sinosure Credit Facility, the Obligors (as defined in the Sinosure Credit Facility) are required to comply with various collateral maintenance and financial covenants, including with respect to:

(i)	minimum security coverage, which shall not be less than 135% of the aggregate loan principal outstanding under the Sinosure Credit Facility. Any non-compliance with the minimum security coverage shall not constitute an event of default so long as within thirty days of such non-compliance, Gener8 Maritime Subsidiary VII, Inc. has either provided additional collateral or prepaid a portion of the outstanding loan balance to cure such non-compliance;
(ii)	maximum consolidated leverage ratio, which shall not be greater than 0.60 to 1.00 on any testing date occurring on or after June 30, 2018;
(iii)	minimum consolidated liquidity, under which unrestricted consolidated cash and cash equivalents shall be no less than $25,000 at any time and total consolidated cash and cash equivalents (including cash restricted under the Sinosure Credit Facility) shall not be less than the greater of $50,000 or 5.0% of Total Indebtedness (as defined in the Sinosure Credit Facility) or $9,000 (i.e., $1,500 per each VLCC securing the Sinosure Credit Facility); and
(iv)	interest expense coverage ratio, which for Seaways Holding Corporation, shall not be less than 2.00 to 1.00 during the period commencing on July 1, 2018 through June 30, 2019 and will be calculated on a trailing six, nine and twelve-month basis from December 31, 2018, March 31, 2019 and June 30, 2019, respectively. For the Company, the interest expense coverage ratio shall not be less than 2.25 to 1:00 for the period commencing on July 1, 2019 through June 30, 2020 and no less than 2.50 to 1:00 for the period commencing on July 1, 2020 and thereafter and shall be calculated on a trailing twelve-month basis. No event of default under this covenant will occur if the failure to comply is capable of remedy and is remedied within thirty days of the Facility Agent giving notice to the Company or (if earlier) any Obligor becoming aware of the failure to comply, and (i) if such action is being taken with respect to a Test Date falling on or prior to December 31, 2019, then such remedy shall be in the form of cash and cash equivalents being (or having been) deposited by Seaways Holding Corporation to the Minimum Liquidity Account within the thirty day period mentioned above in the manner and in the amounts required to remedy such breach as tested at the Seaways Holding Corporation level and (ii) if such action is being taken with respect to a Test Date falling on or after January 1, 2020, then any such remedy and the form of the same shall be considered and determined by the Lenders in their absolute discretion.

The Sinosure Credit Facility also requires the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

As of June 30, 2018, the Company was in compliance with all such covenants that were in effect on such date.

ABN Term Loan Facility

On June 7, 2018, the Company entered into a credit agreement, secured by the Seaways Raffles, a VLCC tanker, by and among, inter alia, Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned indirect subsidiary of the Company, the Company (as a guarantor), another guarantor which is an indirect subsidiary of the Company, the lenders named therein and ABN AMRO Capital USA LLC as mandated lead arranger and facility agent (the "ABN Term Loan Facility"), for an aggregate principal amount of up to the lesser of (i) $29,150, and (ii) 55% of the fair market value of the Seaways Raffles. On June 12, 2018, the Company drew down approximately $28,463. The ABN Term Loan Facility bears interest at a rate of 3-month LIBOR plus a margin of 3.25% and is repayable in 19 quarterly installments of approximately $869 with a final balloon payment due on the maturity date in the second quarter of 2023. Additionally, the ABN Term Loan Facility includes certain financial covenants and is guaranteed by the Company. The Company's guarantee is unsecured. The Company used the proceeds from the ABN Term Loan Facility to fund a portion of the Transaction.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The ABN Term Loan Facility requires Seaways Shipping Corporation to maintain a minimum unrestricted cash balance of $825 per vessel and a balance of $2,500 and up to $2,100 in a debt service reserve accounts and a dry dock reserve account, respectively, and provides for a restriction on dividends unless minimum unrestricted cash levels are maintained and Seaways Shipping Corporation is in compliance with its covenants. The ABN Term Loan Facility also has a vessel value maintenance clause that requires the Company to ensure that the fair market value of the Seaways Raffles is at all times not less than 150% of the outstanding principal amount of the loan. The Company was in compliance with these covenants as of June 30, 2018.

The ABN Term Loan Facility also requires that the loan agreement be amended as soon as reasonably practical following the effective date of the loan to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50,000) to which the Company becomes a party, that are deemed to be materially more advantageous to the lenders under such agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the third quarter of 2018.

The ABN Term Loan Facility also requires the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the Seaways Raffles; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on the payment of dividends or other distributions; limitations on transactions with affiliates; and other customary covenants and related provisions.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.5% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,363, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the Transaction, to repay a portion of its outstanding 2017 Debt Facility and for general corporate purposes.

The Company issued the Notes under an indenture dated as of May 31, 2018 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by a supplemental indenture dated as of May 31, 2018 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on June 30, 2023 and bear interest at a rate of 8.50% per annum. Interest on the Notes will be payable in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2018. The terms of the Indenture, among other things, limit the Company’s ability to merge, consolidate or sell assets.

The Company may redeem the Notes at its option, in whole or in part, at any time on or after June 30, 2020 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company undergoes a Change of Control (as defined in the Indenture) the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any), to, but excluding, the repurchase date.

The Indenture contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports. The Indenture also provides for certain customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace or cure periods).

Pursuant to the limitation on borrowings covenant, the Company shall not permit Total Borrowings (as defined in the Indenture) to equal or exceed 70% of Total Assets (as defined in the Indenture). The Company shall also ensure that Net Worth (defined as Total Assets, less Intangible assets and Total Borrowings, as defined in the Indenture) exceeds $600,000 pursuant to the Minimum Net Worth covenant.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company was in compliance with financial covenants under the 8.5% Senior Notes as of June 30, 2018.

10.75% Subordinated Notes

On June 13, 2018, the Company completed the sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") (the "Private Placement"). The 10.75% Subordinated Notes are unsecured and rank junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Debt Facilities, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,003, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement to fund a portion of the Transactions and the offer to prepay $60,000 of the 2017 Debt Facilities pursuant to the Second Amendment.

The 10.75% Subordinated Notes were issued under an indenture dated as of June 13, 2018 (the "Subordinated Notes Indenture"), between the Company and GLAS Trust Company LLC, as trustee (the "Subordinated Notes Trustee").

The 10.75% Subordinated Notes bear interest from June 13, 2018 at an annual rate of 10.75%; provided that the 10.75% Subordinated Notes shall bear interest at the rate of 13.00% per annum beginning on the earlier of (i) December 15, 2020 and (ii) if the Refinance Date (as defined below) has occurred, the later of the Refinance Date and June 15, 2020. Interest on the 10.75% Subordinated Notes is payable quarterly in arrears on the 15th day of March, June, September and December of each year, commencing on September 15, 2018.

The stated maturity date of the 10.75% Subordinated Notes is June 15, 2023; provided that in certain circumstances after the indebtedness outstanding under the 2017 Debt Facilities (as amended by the Second Amendment) ceases to be outstanding (such date, the "Refinance Date"), the stated maturity of the 10.75% Subordinated Notes will become June 15, 2022. The 10.75% Subordinated Notes may be redeemed, in whole or in part, at any time prior to June 15, 2020, at a redemption price equal to 100% of the aggregate principal amount of the 10.75% Subordinated Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption, plus a "make-whole" premium. On or after June 15, 2020, the 10.75% Unsecured Subordinated Notes may be redeemed at par, plus accrued and unpaid interest. The 10.75% Subordinated Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

The Subordinated Notes Indenture contains covenants requiring the Company to maintain a minimum net worth similar to that required by the 8.5% Senior Notes. The Subordinated Notes Indenture also contains covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, sell assets, incur liens, amend the 2017 Debt Facilities, enter into sale and leaseback transactions and enter into certain extraordinary transactions. In addition, the Subordinated Notes Indenture prohibits the Company from paying any dividends unless certain financial and other conditions are satisfied. The Subordinated Notes Indenture also contains events of default consistent with those under the 2017 Debt Facilities.

The Company was in compliance with the covenants under the Subordinated Notes Indenture as of June 30, 2018.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities, including the INSW Facilities (which were terminated in accordance with their terms on June 22, 2017), for the three and six months ended June 30, 2018 was $12,797 and $24,157, respectively, and for the three and six months ended June 30, 2017 was $8,982 and $17,717, respectively. Interest paid for the Company’s debt facilities, including the INSW Facilities for the three and six months ended June 30, 2018 was $13,633 and $23,591, respectively, and for the three and six months ended June 30, 2017 was $10,033 and $16,732, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Modifications, Repurchases and Extinguishments

During the three and six months ended June 30, 2018, the Company incurred issuance costs aggregating $14,499 in connection with ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, 10.75% Subordinated Notes, and 2017 Debt Facilities Second Amendment. Issuance costs paid to all lenders and third-party fees associated with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, and 10.75% Subordinated Notes aggregating $7,486 were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with 2017 Debt Facilities Second Amendment totaled $7,013, of which $4,489 associated with lenders’ fees paid that were deemed to be a modification and third-party fees paid that were deemed to be an extinguishment were capitalized as deferred finance charges and the remaining $2,524 were expensed, of which $1,229 associated with third-party fees paid that were deemed to be a modification were included in third-party debt modification fees and $1,295 associated with lender fees paid that were deemed to be an extinguishment were included in other expense in the unaudited condensed consolidated statement of operations. In addition, an aggregate net loss of $2,273 for the three and six months ended June 30, 2018 recognized on the modification of the Company’s debt facilities, is included in other expense in the unaudited condensed consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the prepayment of $60,000 made in connection with the 2017 Debt Facilities Second Amendment, which was treated as a partial extinguishment. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds.

During the three and six months ended June 30, 2017, the Company incurred issuance costs aggregating $22,006 in connection with the 2017 Debt Facilities. Issuance costs paid to all lenders and third-party fees associated with lenders of the 2017 Debt Facilities who had not participated in the INSW Facilities aggregating $14,067 were capitalized as deferred finance charges. Third party fees associated with the First Amendment and with lenders of the 2017 Debt Facilities who had participated in the INSW Facilities aggregating $7,939 were expensed and are included in third-party debt modification fees in the unaudited condensed consolidated statement of operations. In addition, an aggregate net loss of $7,020 realized on the modification of the Company’s debt facilities for the three and six months ended June 30, 2017 is included in other expense in the unaudited condensed consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments.

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

As of June 30, 2018, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for 2018, because less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2018.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2018, and December 31, 2017, the Company has recognized a reserve for uncertain tax positions of $81 and $153, respectively, and accrued interest of $29 and $51, respectively, in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Transition Services Agreement and Other Spin-off Related Activity

During the three and six months ended June 30, 2017, INSW earned fees totaling $6 and $61, respectively, for services provided to its former parent, Overseas Shipholding Group, Inc. (“OSG”) and incurred fees totaling $202 and $731, respectively, for services received from OSG including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Payable to OSG aggregating $34 as of June 30, 2018 was related to a guarantee provided by OSG as described below. Payables to OSG aggregating $367 as of December 31, 2017 were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG and were paid in full during the first quarter of 2018.

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018 (See Note 6, “Equity Method Investments”). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt”). As of June 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $104,612 and the carrying amount of the liability related to this guarantee was $951.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding share-based compensation awards granted by INSW during 2018 follows:

Director Compensation - Restricted Common Stock

The Company awarded a total of 41,887 restricted common stock shares during the six months ended June 30, 2018 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.62 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or May 24, 2019, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2018, the Company granted 55,536 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $17.46 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2018, the Company awarded 55,534 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2021. As of June 30, 2018, INSW management believes the ROIC Target performance condition is not probable of being achieved. Accordingly, no compensation costs has been recognized for these awards during the three months ended June 30, 2018. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.46 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $18.87 per RSU.

In addition, in April 2018, the Company awarded an executive officer, 11,882 performance-based restricted stock units, representing 2018 tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.46 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2018, subject to INSW’s ROIC performance for the year ended December 31, 2018 relative to a target rate (the “2018 ROIC Target”) set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2019. As of June 30, 2018, achievement of the performance condition in this award was determined to be not probable, and accordingly, compensation cost has not been recognized.

During the six months ended June 30, 2018, the Company awarded to certain of its senior officers an aggregate of 124,955 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.46 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $7.76 per option. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.67%, dividend yields of 0.0%, expected stock price volatility factor of .42, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 6,678 and 22,424 shares of common stock during the three and six months ended June 30, 2018, respectively, at an average cost of $17.84 and $17.71, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. The Company repurchased 787 and 12,992 shares of common stock during the three and six months ended June 30, 2017, respectively, at an average cost of $18.63 and $18.59, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were repurchased under such program during the six months ended June 30, 2018.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
	2018	2017
Unrealized losses on derivative instruments	$(18,420)	$(28,989)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,027)	(11,418)
	$(28,447)	$(40,407)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2018 and 2017 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of March 31, 2018	$(21,519)	$(11,847)	$(33,366)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	901	141	1,042
Amounts reclassified from accumulated other
comprehensive loss	2,198	1,679	3,877
Total change in accumulated other comprehensive loss	3,099	1,820	4,919
Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)

Balance as of March 31, 2017	$(36,999)	$(12,147)	$(49,146)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(2,122)	(475)	(2,597)
Amounts reclassified from accumulated other
comprehensive loss	3,056	-	3,056
Total change in accumulated other comprehensive loss	934	(475)	459
Balance as of June 30, 2017	$(36,065)	$(12,622)	$(48,687)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	5,767	(288)	5,479
Amounts reclassified from accumulated other
comprehensive loss	4,802	1,679	6,481
Total change in accumulated other comprehensive loss	10,569	1,391	11,960
Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)

Balance as of December 31, 2016	$(40,317)	$(11,950)	$(52,267)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(2,392)	(672)	(3,064)
Amounts reclassified from accumulated other
comprehensive loss	6,644	-	6,644
Total change in accumulated other comprehensive loss	4,252	(672)	3,580
Balance as of June 30, 2017	$(36,065)	$(12,622)	$(48,687)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accumulated Other Comprehensive Loss Component	2018	2017	2018	2017	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in income of
equity method joint venture investees	$(2,198)	$(3,056)	$(4,802)	$(6,513)	affiliated companies

Interest rate caps entered into by the Company's
subsidiaries	-	-	-	(131)	Interest expense

Items not yet recognized as a component of net
periodic benefit cost (pension plans):
Net periodic benefit costs associated with
pension and postretirement benefit plans for
shore-based employees	(1,679)	-	(1,679)	-	Other income
					Total before and
	$(3,877)	$(3,056)	$(6,481)	$(6,644)	after tax

At June 30, 2018, the Company expects that it will reclassify $6,357 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate cap and swaps held by the Company.

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

The adoption of ASC 606 had no impact to revenues for the three and six months ended June 30, 2018 as there was no non-lease voyage charter in progress as of June 30, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents the Company’s revenue disaggregated by revenue source for the three and six months ended June 30, 2018.

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended June 30, 2018:
Pool revenues
Vessel lease component	$5,207	$2,950	$-	$8,157
Technical management services component	13,189	12,255	-	25,444

Time and bareboat charter revenues
Vessel lease component	1,767	501	-	2,268
Technical management services component	4,340	-	-	4,340

Voyage charter revenues
Vessel lease component	6,160	49	-	6,209
Technical management services component	1,569	-	-	1,569
Lightering services component	8,922	-	-	8,922

Total shipping revenues	$41,154	$15,755	$-	$56,909

Six months ended June 30, 2018:
Pool revenues
Asset lease component	$9,081	$7,938	$-	$17,019
Technical management services component	25,715	26,381	-	52,096

Time and bareboat charter revenues
Asset lease component	4,043	996	-	5,039
Technical management services component	9,482	-	-	9,482

Voyage charter revenues
Asset lease component	8,840	53	-	8,893
Technical management services component	2,337	-	-	2,337
Lightering revenues	14,021	-	-	14,021

Total shipping revenues	$73,519	$35,368	$-	$108,887

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2018	$3,486	$54,701	$(1,775)
Closing balance as of June 30, 2018	3,393	59,015	(904)

Revenue recognized in the period from:
Amounts included in contract liability at the beginning
of the period	$-	$-	$918

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

Revenues from performance obligations satisfied in previous periods aggregating $2,213 and $2,503 was recognized during the three and six months ended June 30, 2018, respectively, and related to: (i) pool adjustments; (ii) change in estimate of performance obligations related to voyage charters; (iii) off hire adjustments related to time and bareboat charters; and (iv) recoveries in excess of insurance claims receivables accrued for in prior periods, which accounted for $1,748 of the activity during the three months ended June 30, 2018. These are all normal course adjustments that are common in the shipping industry when pool voyages are closed out and disputes or claims are settled.

Costs to Obtain or Fulfill a Contract

As of June 30, 2018, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

1. Charters-in:

As of June 30, 2018, INSW had commitments to charter in four MR and two Aframax vessels. All of the charters-in, of which two are bareboat charters with expiry dates ranging from December 2023 to March 2024 and four are time charters with expiry dates ranging from December 2018 to June 2019, are accounted for as operating leases. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At June 30, 2018	Amount	Operating Days
2018	$3,165	368
2019	6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
Thereafter	6,828	794
Net minimum lease payments	$35,122	4,084

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Time Charters-in:

At June 30, 2018	Amount	Operating Days
2018	$13,219	1,341
2019	4,683	353
Net minimum lease payments	$17,902	1,694

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

2. Charters-out:

At June 30, 2018, the future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable bareboat and time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At June 30, 2018	Amount	Revenue Days
2018	$4,580	415
Future minimum revenues	$4,580	415

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of June 30, 2018. The next deficit valuation is due March 31, 2019.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in February 2018, INSW recorded a reserve of £240 ($318) as of June 30, 2018 for a potential assessment by the trustees of the MNRPF. The Company expects to make a deficit payment in the second half of 2018.

Galveston Accident

In late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees. In accordance with law, an investigation of the accident is currently underway by the Occupational Safety and Health Administration and local law enforcement. In addition, lawsuits relating to the accident, each of which claims damages in excess of $25,000 were filed in state court in Texas (Harris County District Court) and identified a subsidiary of the Company as one of several defendants. The lawsuits have been settled as to most of the original defendants, with the exception of the subsidiary, and the remaining disputes were removed to federal court in Texas (Southern District) in January 2018. The subsidiary has filed its answer to those complaints, generally denying the allegations and stating certain affirmative defenses, and separately filed an action for declaratory judgment in federal court in Texas (Southern District) seeking judgment that it does not owe contractual indemnification obligations to certain of the other original defendants (the “T&T Defendants”). The federal court overseeing the declaratory judgment action recently issued an order dismissing the case on the basis that it lacked subject-matter jurisdiction to hear the dispute. This was not a decision on the merits of the underlying contractual dispute. The subsidiary and its excess insurers, who are co-plaintiffs in the action, are preparing to file an appeal in the U.S. Fifth Circuit Court of Appeals. If successful, the case would return to federal court, while in the meantime, the T&T defendants may seek to initiate an action in a Texas state court to assert their contractual claims. The Company intends to vigorously defend these suits. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. Accordingly, the Company is currently unable to predict the ultimate timing or outcome of, or to reasonably estimate the possible loss or a range of possible loss resulting from, these matters.

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

INTERNATIONAL SEAWAYS, INC.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2018, we derived 69% and 64%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 66% for the three and six months ended June 30, 2017. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of June 30, 2018, we owned or operated an International Flag fleet of 53 vessels aggregating 7.7 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including six vessels that have been chartered-in under operating leases. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”).

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 87% and 86% of our total TCE revenues in the spot market for the three and six months ended June 30, 2018, respectively, compared with 80% for the three and six months ended June 30, 2017.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of June 30, 2018 and results of operations for the three and six months periods ended June 30, 2018 and 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2018 at 98.9 million barrels per day (“b/d”) an increase of 1.0 million b/d, or 1.0%, over the same quarter in 2017. The estimate for global oil consumption for all of 2018 is 99.1 million b/d, an increase of 1.4% over 2017. OECD demand in 2018 is estimated to increase by 0.6% to 47.7 million b/d, while non-OECD demand is estimated to increase by 2.0% to 51.4 million b/d.

Global oil production in the second quarter of 2018 reached 99.2 million b/d, an increase of 2.3% from the second quarter of 2017. OPEC crude oil production averaged 32.2 million b/d in the second quarter of 2018, a decrease of 0.2 million b/d from the first quarter of 2018, and a decrease of 0.1 million b/d from the second quarter of 2017. Non-OPEC production increased by 2.3 million b/d to 60.1 million b/d in the second quarter of 2018 compared with the second quarter of 2017. Oil production in the U.S. increased by 0.5 million b/d from 10.0 million b/d in the first quarter of 2018 to 10.5 million b/d in the second quarter of 2018, which was 1.4 million b/d higher than in the second quarter of 2017.

U.S. refinery throughput decreased by about 0.2 million b/d to 17.1 million b/d in the second quarter of 2018 compared with the comparable quarter in 2017. U.S. crude oil imports increased by about 0.1 million b/d in the second quarter of 2018 compared with the comparable quarter of 2017, with imports from OPEC countries decreasing by 0.3 million b/d, a 7.8% decrease from the comparable quarter in 2017.

Chinese imports of crude oil continued to increase and reached a record 9.6 million b/d in April, declining to 9.2 million b/d and 8.4 million b/d in May and June, respectively, as teapot refiners began to slow down production.

During the second quarter of 2018, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 0.1 million dwt as the crude fleet decreased by 0.1 million dwt, with VLCCs and Suezmaxes each growing by 0.1 million dwt and Aframaxes declining by 0.3 million dwt. The product carrier fleet expanded by 0.2 million dwt. Year over year, the size of the tanker fleet increased by 6.6 million dwt with the largest increases in the Suezmax and MR sectors.

During the second quarter of 2018, the International Flag crude tanker orderbook decreased by 2.9 million dwt overall led by declines in the VLCC orderbook of 1.3 million dwt, with Suezmaxes and Aframaxes showing declines of 0.8 million dwt each. The product carrier orderbook increased by 0.5 million dwt.

From the end of the second quarter of 2017 through the end of the second quarter of 2018, the total tanker orderbook declined by 2.4 million dwt. The VLCC order book increased by 5.3 million dwt, a decline from the year-over-year increase at the end of the first quarter of 2018. The Panamax orderbook remained flat, while all other segments declined due to a combination of vessel deliveries combined with relatively fewer new orders placed during the period.

VLCC freight rates were poor during the quarter, generally below $10,000 per day throughout the quarter with a brief spike in June. Other crude segments were similarly weak during the quarter. This was primarily attributable to increased newbuilding deliveries further exacerbating the oversupply situation coupled with the reduced OPEC exports discussed above. The high current oil prices are also responsible for higher bunker prices, which has a negative effect on earnings, and for a market in backwardation, which eliminates storage opportunities for older tonnage in particular. Higher oil prices stemming from reduced OPEC production and strong demand have reduced inventories to below 5-year averages. OPEC’s announced intention to increase production has not yet impacted the tanker markets.

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

Results from Vessel Operations:

During the second quarter of 2018, results from vessel operations decreased by $110 to a loss of $9,669 from a loss of $9,559 in the second quarter of 2017. This decrease primarily resulted from reduced TCE revenues, offset to a large degree by a net gain on vessel disposals during the period of $6,740, as well as decreases in third-party debt modification fees, vessel expenses and depreciation and amortization.

TCE revenues decreased in the current quarter by $19,268, or 28%, to $50,012 from $69,280 in the second quarter of 2017. Approximately $17,660 of this decrease was due to a decline in average daily rates across the majority of INSW’s fleet sectors.

During the first six months of 2018, income from vessel operations decreased by $40,244 to a loss of $36,375 from income of $3,869 in the first six months of 2017. This decrease resulted primarily from a decline in TCE revenues, partially offset by reductions in third-party debt modification fees, depreciation and amortization and charter hire expense.

The decrease in TCE revenues in the first six months of 2018 of $54,599, or 36%, to $98,813 from $153,412 in the corresponding period of the prior year primarily reflected lower average daily rates across INSW’s fleet sectors, which accounted for approximately $49,871 of the overall decrease.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted (loss)/income from vessel operations for the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations.

Crude Tankers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
TCE revenues	$34,385	$45,745	$63,605	$101,790
Vessel expenses	(22,144)	(21,605)	(47,760)	(42,101)
Charter hire expenses	(5,199)	(3,700)	(7,954)	(7,843)
Depreciation and amortization	(12,240)	(13,304)	(25,113)	(26,351)
Adjusted (loss)/income from vessel operations (a)	$(5,198)	$7,136	$(17,222)	$25,495
Average daily TCE rate	$14,644	$22,976	$13,785	$25,173
Average number of owned vessels (b)	24.7	24.0	25.7	24.0
Average number of vessels chartered-in under operating leases	2.6	0.8	1.5	0.6
Number of revenue days: (c)	2,348	1,991	4,614	4,044
Number of ship-operating days: (d)
Owned vessels	2,251	2,184	4,653	4,344
Vessels bareboat chartered-in under operating leases	182	-	210	-
Vessels time chartered-in under operating leases (e)	6	-	6	-
Vessels spot chartered-in under operating leases (e)	49	68	57	117

(a)	Adjusted (loss)/income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, separation and transition costs and gain on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2018 and 2017, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate, and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended June 30,
ULCC:
Average rate	$-	$-	$-	$32,176
Revenue days	4	-	-	91
VLCC:
Average rate	$12,242	$9,660	$26,657	$42,389
Revenue days	813	9	648	90
Suezmax:
Average rate	$13,070	$-	$-	$-
Revenue days	182	-	-	-
Aframax:
Average rate	$11,061	$-	$12,962	$-
Revenue days	526	-	628	-
Panamax:
Average rate	$14,861	$11,323	$12,266	$17,914
Revenue days	182	528	299	167

Six Months Ended June 30,
ULCC:
Average rate	$-	$-	$-	$37,352
Revenue days	94	-	-	181
VLCC:
Average rate	$12,537	$12,783	$32,306	$42,266
Revenue days	1,430	97	1,212	178
Suezmax:
Average rate	$13,993	$-	$-	$-
Revenue days	362	-	-	-
Aframax:
Average rate	$10,494	$-	$14,299	$-
Revenue days	1,079	-	1,213	-
Panamax:
Average rate	$13,782	$11,444	$13,614	$19,767
Revenue days	362	1,066	793	351

INTERNATIONAL SEAWAYS, INC.

During the second quarter of 2018, TCE revenues for the Crude Tankers segment decreased by $11,360, or 25%, to $34,385 from $45,745 in the second quarter of 2017. Approximately $15,400 of such decrease resulted from the impact of lower average blended rates earned in all of the Crude Tanker fleet sectors, particularly in the VLCC fleet sector, which accounted for $13,280 of the overall decrease. Approximately $6,124 of the reduction in TCE revenues represents the impact of the Company’s only ULCC being idle for the entirety of the current quarter ahead of its sale at the end of June 2018 and a 2000-built VLCC being held-for-sale as of the end of January 2018 through its sale in April 2018. There was a larger disparity in the spot market rates earned by the Company’s modern and non-modern VLCCs in the current period versus in the second quarter of 2017. VLCCs aged 15 years or less earned an average daily rate of $15,407 per day as compared to the overall VLCC rate of $12,242 in the current period, while in the prior year’s period the VLCCs under 15 years of age earned an average daily rate of $27,496 per day as compared to the overall VLCC rate of $26,657 per day. The decline in TCE revenues also reflects a $976 decrease in revenue in the Crude Tankers Lightering business during the current quarter. Serving to partially offset the declines in revenue was a 540-day increase in VLCC, Suezmax and Panamax revenue days; such increases had the effect of increasing revenue during the current quarter by a total of $8,780 and reflected the acquisitions of two 2017-built Suezmaxes, each of which delivered to the Company in July 2017, one 2010-built VLCC which delivered to the Company in November 2017, and a 2015-built and five 2016-built VLCCs which delivered to the Company in June 2018. Also contributing to the increase in revenue days was a 255-day reduction in drydock days in the Panamax fleet as compared to the prior year’s period.

Vessel expenses increased by $539 to $22,144 in the current quarter from $21,605 in the second quarter of 2017. An increase of approximately $2,449 was attributable to the Suezmax and VLCC acquisitions discussed above. Such increase was offset to a large extent by decreases in average daily vessel expenses primarily relating to the timing of the delivery of spares, lube oils and stores and the Company’s ULCC being idle for the entire quarter. Charter hire expenses increased by $1,499 to $5,199 in the second quarter of 2018 from $3,700 in the second quarter of 2017 principally as a result of the Company executing sale and lease back transactions for two 2009-built Aframaxes in March 2018. The associated bareboat charters are for periods ranging from 70 to 73 months and contain purchase options executable by the Company, commencing at the end of the third year. Depreciation and amortization decreased by $1,064 to $12,240 in the second quarter of 2018 from $13,304 in the second quarter of 2017, principally due to the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels recorded in the third and fourth quarters of 2017. The vessel sales and sale and leaseback transactions described above also contributed to the decrease. Such declines were offset to a large degree by the deliveries of the Suezmaxes and VLCCs noted above and increased drydock amortization.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $1,718 for the second quarter of 2018 compared to $2,609 for the second quarter of 2017. The decrease in the current quarter’s operating income as compared to prior year’s period primarily reflects lower margins earned on full service lighterings in the current period.

During the first six months of 2018, TCE revenues for the Crude Tankers segment decreased by $38,185, or 38%, to $63,605 from $101,790 in the first six months of 2017 principally as a result of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $40,230. The decreases in revenue associated with the ULCC and 2000-built VLCC described above totaled $11,746 during the year-to-date period. Further contributing to the decrease was a $4,469 decrease in revenue in the Crude Tankers Lightering business during the current period. Partially offsetting the revenue decreases was an 825-day increase in revenue days for the VLCC, Aframax and Panamax sectors, which accounted for a revenue increase of approximately $14,862, and was driven by the same factors that resulted in the increased revenue days for such fleets in the quarter-to-date period described above.

Vessel expenses increased by $5,659 to $47,760 in the six months ended June 30, 2018 from $42,101 in the corresponding period of 2017. Approximately $4,830 of the increase was attributable to the Suezmax and VLCC acquisitions discussed above. The balance of the increase was primarily related to an increase in hull and machinery damage repairs and routine repairs, partially offset by lower drydock deviation costs and the timing of the delivery of spares. Charter hire expenses increased by $111 to $7,954 in the first six months of 2018 from $7,843 in the first six months of 2017 resulting from the impact of the Aframax sale and leaseback transactions discussed above, offset to a large degree by a decrease of $1,825 in the Crude Tankers Lightering business reflecting a lower number of full service lighterings. Depreciation and amortization decreased by $1,238 to $25,113 in the six months ended June 30, 2018 from $26,351 in the prior year’s period, principally resulting from the same factors which impacted the quarter-to-date period detailed above.

INTERNATIONAL SEAWAYS, INC.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $1,838 for the first six months of 2018 and $4,599 for the first six months of 2017. The decrease in the current period’s operating income as compared to prior year’s period primarily reflects fewer service-only and full service lighterings performed in the first quarter of 2018 as compared to the first quarter of 2017 as well as lower margins on full service lighterings.

Product Carriers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
TCE revenues	$15,627	$23,535	$35,208	$51,622
Vessel expenses	(9,722)	(13,608)	(21,129)	(26,918)
Charter hire expenses	(5,524)	(7,336)	(11,391)	(14,544)
Depreciation and amortization	(4,530)	(5,762)	(9,248)	(11,298)
Adjusted (loss)/income from vessel operations	$(4,149)	$(3,171)	$(6,560)	$(1,138)
Average daily TCE rate	$9,841	$10,616	$10,335	$11,831
Average number of owned vessels	13.3	18.0	13.9	18.0
Average number of vessels chartered-in under operating leases	5.3	6.8	5.7	6.7
Number of revenue days	1,588	2,217	3,407	4,363
Number of ship-operating days:
Owned vessels	1,208	1,638	2,518	3,258
Vessels bareboat chartered-in under operating leases	122	273	302	543
Vessels time chartered-in under operating leases	363	342	723	674

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2018 and 2017, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended June 30,
LR2:
Average rate	$12,585	$-	$10,149	$-
Revenue days	91	-	91	-
LR1:
Average rate	$16,001	$-	$10,889	$16,239
Revenue days	364	-	107	247
MR:
Average rate	$8,613	$5,294	$10,697	$5,294
Revenue days	1,043	91	1,682	91

Six Months Ended June 30,
LR2:
Average rate	$13,245	$-	$13,926	$-
Revenue days	181	-	181	-
LR1:
Average rate	$13,852	$-	$13,854	$17,692
Revenue days	718	-	197	515
MR:
Average rate	$10,060	$5,294	$11,620	$5,391
Revenue days	2,327	181	3,289	182

INTERNATIONAL SEAWAYS, INC.

During second quarter of 2018 TCE revenues for the Product Carriers segment decreased by $7,908, or 34%, to $15,627 from $23,535 in the second quarter of 2017. A 639-day decrease in MR revenue days in the current period, arising primarily as a result of the sales of five MRs between August 2017 and April 2018 and the redelivery of three MRs to their owners between December 2017 and June 2018 at the expiry of their respective bareboat charters, resulted in a $6,322 decline in TCE revenue. Declining average daily blended rates earned in the MR fleet also contributed $2,291 to the overall decrease. Serving to partially offset such declines was an aggregate $603 increase in revenue which resulted from increased daily rates earned in the LR1 and LR2 fleets.

Vessel expenses decreased by $3,886 to $9,722 in the current quarter from $13,608 in second quarter of 2017. The decrease was primarily driven by a 581-day decrease in owned and bareboat chartered-in days, which resulted from the vessel sales and redeliveries described above. Charter hire expenses decreased by $1,812 to $5,524 in the second quarter of 2018 from $7,336 in the second quarter of 2017. The decrease was due to the redeliveries discussed above along with decreases in the daily charter rates for the Company’s time chartered-in MR fleet, which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $1,232 to $4,530 in the second quarter of 2018 from $5,762 in the second quarter of 2017. The decrease reflected the vessel sales noted above and reductions in vessel bases that resulted from impairment charges on two vessels recorded in the third quarter of 2017.

During the first six months of 2018, TCE revenues for the Product Carriers segment decreased by $16,414, or 32%, to $35,208 from $51,622 in the first six months of 2017. A 963-day decrease in MR revenue days driven by the sales and redeliveries discussed above contributed approximately $10,404 of the overall decrease. Period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors, also accounted for a decrease in revenue of approximately $6,077.

Vessel expenses decreased by $5,789 to $21,129 in the first six months of 2018 from $26,918 in the first six months of 2017. Such variance was principally attributable to a 981-day decrease in owned and bareboat chartered-in days, as detailed above. Charter hire expenses decreased by $3,153 to $11,391 in the first six months of 2018 from $14,544 in the first six months of 2017, reflecting the redeliveries and rate decreases discussed above. Depreciation and amortization decreased by $2,050 to $9,248 in the first six months of 2018 from $11,298 in the first six months of 2017, resulting from the vessel sales and reductions in vessel bases described above.

General and Administrative Expenses:

During the second quarter of 2018, general and administrative expenses increased by $968 to $6,064 from $5,096 in the second quarter of 2017. This increase reflects (i) an increase of approximately $334 in compensation and benefits related costs resulting primarily from base salary increases and headcount increases between July 2017 and January 2018, (ii) a $254 increase in accounting, legal and consulting fees primarily due to the timing of a true-up of over-accrued accounting fees expense recognized during the second quarter of 2017 in conjunction with the transition to a new audit firm, and (iii) a decrease in foreign currency exchange gains.

For the six months ended June 30, 2018, general and administrative expenses increased by $723 to $12,093 from $11,370 for the same period in 2017. Increased compensation and benefits related costs associated with year-over-year increases in headcount and base salary increases for continuing employees account for $636 of the increase. The balance of the increase primarily relates to a decrease foreign currency exchange gains offset by a year-over-year decrease in accounting, legal and consulting fees of approximately $299.

Third-Party Debt Modification Fees

During the three and six months ended June 30, 2018, third-party legal and consulting fees associated with 2017 Debt Facilities Second Amendment totaling $1,302 were incurred and expensed. Third-party legal and consulting fees associated with the refinancing of the INSW Facilities aggregating $7,939 were incurred and expensed during the three and six months ended June 30, 2017. Such costs were expensed in accordance with the relevant accounting guidance which stipulates that third-party costs incurred in relation to debt modifications are to be expensed as incurred.

INTERNATIONAL SEAWAYS, INC.

Equity in Income of Affiliated Companies:

During the second quarter of 2018, equity in income of affiliated companies decreased by $5,044 to $8,822 from $13,866 in the second quarter of 2017. This decrease was principally attributable to decreases in earnings from the two FSO joint ventures of $5,549, partially offset by an increase in earnings for the LNG joint venture of $505. Revenue generated by the FSO joint ventures during the second quarter of 2018 was lower than revenue generated during the second quarter of 2017, as charter rates in the five-year service contracts that commenced in the third quarter of 2017 are lower than the charter rates included in the service contracts under which the FSO joint ventures operated during the second quarter of 2017. In addition, interest expense for the two FSO joint ventures increased in the second quarter of 2018 as compared to the second quarter of 2017 as a result of drawdowns on debt facilities aggregating $220,000 during April 2018. Refer to Note 6, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information on the debt facilities entered into by the FSO joint ventures.

During the first six months of 2018, equity in income of affiliated companies decreased by $10,310 to $17,162 from $27,472 in the first six months of 2017. This decrease was principally attributable to decreases in earnings from the two FSO joint ventures and the LNG joint venture of $9,978 and $421, respectively. The decreases for the FSO joint ventures were driven by factors consistent with the items discussed above, and the decreased LNG joint venture earnings primarily related to reimbursements received from the joint venture’s charterer that were recognized during the six months ended June 30, 2017 for drydock expenditures incurred in years prior to 2017.

Interest Expense:

Interest expense was $13,086 for the three months ended June 30, 2018 compared with $9,278 for the three months ended June 30, 2017. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 (as discussed in Note 9, “Debt,” in the accompanying condensed consolidated financial statements) accounted for $1,221 of the increase, and the balance of the increase was primarily due to the higher average interest rates and average outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017. Such increases were partially offset by a $550 reduction in amortization of deferred finance costs due to the lower average balance of unamortized deferred financing costs during the second quarter of 2018 compared to the second quarter of 2017.

Interest expense was $24,707 and $18,445 for the six months ended June 30, 2018 and 2017, respectively. The increase of $6,262 resulted from the same factors that drove the quarter-over-quarter variance described above.

Interest expense is expected to increase during the third quarter of 2018 over the second quarter of 2018, as the debt facilities entered into towards the end of the second quarter of 2018 will be outstanding for a full quarter.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2018 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2018. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption during and beyond calendar year 2018. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not engage in transportation that gives rise to such income.

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net (loss)/income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net (loss)/income	$(18,796)	$(11,619)	$(48,112)	$6,448
Income tax provision	-	4	8	8
Interest expense	13,086	9,278	24,707	18,445
Depreciation and amortization	16,804	19,099	34,428	37,715
EBITDA	11,094	16,762	11,031	62,616
Third-party debt modification fees and costs associated
with extinguishment of debt	1,302	7,939	1,302	7,939
Separation and transition costs	-	296	-	1,031
Gain on disposal of vessels, net of impairments	(6,740)	-	(167)	-
Write-off of deferred financing costs	2,273	7,020	2,273	7,020
Loss on extinguishment of debt	1,295	-	1,295	-
Adjusted EBITDA	$9,224	$32,017	$15,734	$78,606

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2018 was approximately $101,000 compared with $85,000 at December 31, 2017. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

INTERNATIONAL SEAWAYS, INC.

The Company’s total cash increased by approximately $72,200 during the six months ended June 30, 2018. This increase reflects net proceeds from the sale of vessels of $126,504, net returns of capital and deposits received from affiliated companies of $95,108, proceeds from the issuance of debt, net of issuance costs, of $72,924, and cash provided by operating activities of $10,123. Such cash inflows were partially offset by $129,245 in expenditures for vessels and other property, $60,000 in prepayments of the 2017 Term Loan in conjunction with the 2017 Debt Facilities Second Amendment, $30,000 in repayment of the 2017 Revolver facility, $6,875 in scheduled amortization of the 2017 Term Loan, and $5,895 in scheduled amortization of the Sinosure Credit Facility.

As of June 30, 2018, we had total liquidity on a consolidated basis of $192,853 comprised of $142,853 of cash (including $27,010 of restricted cash) and $50,000 of undrawn revolver capacity.

Restricted cash of $27,010 as of June 30, 2018 represents legally restricted cash relating to the Sinosure Credit Facility, ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and service the debt facilities.

As of June 30, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $838,029 and a total debt to total capitalization of 44.4%, which compares with 33.7% at December 31, 2017.

Sources, Uses and Management of Capital

Net cash provided by operating activities in the six months ended June 30, 2018 was $10,123. In addition to future operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, comply with international shipping standards and environmental laws and regulations, repurchase our outstanding shares and repay or repurchase our outstanding loan facilities. Seventy-five percent of Excess Cash Flow (as defined in the 2017 Debt Facilities credit agreement) must be used to prepay the outstanding principal balance of 2017 Term Loan Facility. To the extent permitted under the terms of the 2017 Debt Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2018, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

As discussed in Note 5, “Vessels,” to the accompanying condensed consolidated financial statements, on April 18, 2018, the Company, entered into a stock purchase and sale agreement with Euronav for the purchase of the holding companies for six VLCCs from Euronav for an aggregate price of $434,000, inclusive of any assumed debt, in connection with the closing of Euronav’s acquisition of Gener8 Maritime, Inc. (the ‘Transaction”). In connection with the Transaction and in order to finance portions of the consideration in connection therewith, and for other general corporate purposes, as applicable, the Company completed the following transactions during the six months ended June 30, 2018:

(i)	Sale of five of its vessels comprising one VLCC tanker, one Aframax tanker, and three MR tankers (one of which the Company agreed to sell in 2017) for approximately $54,850 in net proceeds;
(ii)	Entry into sale-leaseback transactions yielding approximately $39,300 in net proceeds in respect of two Aframax tankers in the first quarter of 2018;
(iii)	Refinancing of its FSO Joint Venture – on March 29, 2018, the FSO Joint Venture entered into a $220,000 Senior Secured Credit Facility. Such agreement is made up of a term loan of $110,000 and a revolving credit facility of $110,000 available to the FSO Joint Venture. The FSO Joint Venture drew down the facility in full on April 26, 2018 and distributed $110,000 of the loan proceeds to the Company;
(iv)	Sale of $25,000 of its 8.50% notes (the "8.50% Senior Notes") in an SEC-registered offering in May 2018 (the "Public Offering");
(v)	Sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") on June 13, 2018;
(vi)	Entry into a credit agreement, secured by the Seaways Raffles, a 2010-built VLCC tanker, and dated as of June 7, 2018, by and among Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned subsidiary of the Company, the Company (as a guarantor), certain other guarantors which are subsidiaries of the Company, lenders named therein and ABN AMRO Capital USA LLC as lead arranger and facility agent (the "ABN Term Loan Facility"), and the related drawdown thereunder on June 12, 2018;

INTERNATIONAL SEAWAYS, INC.

(vii)	Entry into a second amendment (the "2017 Debt Facilities Second Amendment") of the Credit Agreement dated as of June 22, 2017 (as amended by that certain First Amendment to Credit Agreement dated as of July 24, 2017 and by the 2017 Debt Facilities Second Amendment, the "2017 Term Loan Facility"), by and among the Company, International Seaways Operating Corporation ("ISOC"), OIN Delaware LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent for the Lenders and as collateral agent and mortgage trustee for the Secured Parties, Skandinaviska Enskilda Banken AB (publ), as swingline lender with effect as of the Closing Date;
(viii)	The assumption of outstanding debt under the Sinosure Credit Facility (as defined below) with effect as of June 14, 2018; and
(ix)	Sale of the Seaways Laura Lynn, to Euronav in late June 2018 for approximately $32,300 in net proceeds.

ABN Term Loan Facility

On June 7, 2018, the Company entered into the ABN Term Loan Facility. Subsequently on June 12, 2018, the Company borrowed approximately $28,463 secured by the Seaways Raffles vessel. The ABN Term Loan Facility bears interest at a rate of 3-month LIBOR plus a margin of 3.25% and is repayable in 19 quarterly installments of approximately $869 with a balloon repayment payable on the maturity date in 2023. Additionally, the ABN Term Loan Facility includes certain financial covenants and is guaranteed by the Company. The Company's guarantee is unsecured. The Company used the proceeds from the ABN Term Loan Facility to fund a portion of the Transaction.

2017 Debt Facilities Second Amendment

On June 14, 2018, the Company entered into the 2017 Debt Facilities Second Amendment. The amendment (i) increased the interest rate margin from 4.50% per annum to 5.00% per annum for loans determined by the Alternate Base Rate (as defined in the 2017 Term Loan Facility) and from 5.50% per annum to 6.00% per annum for any loan determined by reference to the LIBOR Rate and (ii) allowed a dividend of $110,000 to be made from the Company's FSO Joint Venture to the Company without incorporating such funds into the cash sweep provisions of the 2017 Term Loan Facility, (iii) permitted the acquisition of the holding companies of the six VLCCs as Unrestricted Subsidiaries and permitted those entities and their assets to be subject to the Sinosure Credit Facility and be subject to its liens and permitted the funding of the certain liquidity and other accounts in connection with that acquisition and (iv) made certain other amendments to covenants under the 2017 Term Loan Facility. As a condition to the effectiveness of the 2017 Debt Facilities Second Amendment, the Company prepaid $60,000 of the amount outstanding under the facility together with a premium equal to 1% of the $60,000 prepayment and paid a fee to the lenders of 1% of the 2017 Term Loan Facility debt outstanding after that repayment.

Sinosure Credit Facility

As part of the Transaction, the Company acceded as a guarantor to that certain China Export & Credit Insurance Corporation ("Sinosure") facility agreement originally dated November 30, 2015, as supplemented by a supplemental agreement dated December 28, 2015, as amended and restated by an amending and restating deed dated June 29, 2016, as supplemented by a supplemental agreement dated November 8, 2017, as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the "Original Sinosure Facility") and as amended and restated by an amending and restating agreement dated June 13, 2018 (the "2018 Amending and Restating Agreement"), by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), The Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the "Sinosure Credit Facility"). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs acquired. As of the June 14, 2018, it had a principal amount outstanding of approximately $310,968 and bears interest at a rate of LIBOR plus a margin of 2%. Each loan under the Sinosure Credit Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. Additionally, the Sinosure Credit Facility contains certain financial covenants. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

INTERNATIONAL SEAWAYS, INC.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,363, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the Transaction, to repay a portion of its outstanding 2017 Term Loan Facility and for general corporate purposes.

The Company issued the Notes under an indenture dated as of May 31, 2018 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by a supplemental indenture dated as of May 31, 2018 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on June 30, 2023 and bear interest at a rate of 8.50% per annum. Interest on the Notes will be payable in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2018. The terms of the Indenture, among other things, limit the Company’s ability to merge, consolidate or sell assets.

The Company may redeem the Notes at its option, in whole or in part, at any time on or after June 30, 2020 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company undergoes a Change of Control (as defined in the Indenture) the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any), to, but excluding, the repurchase date.

The Indenture contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports. The Indenture also provides for certain customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace or cure periods).

10.75% Subordinated Notes

On June 13, 2018, the Company completed the Private Placement to certain funds and accounts managed by BlackRock. The 10.75% Subordinated Notes are unsecured and rank junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Term Loan Facility, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,003, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement, together with the net proceeds from the Public Offering, to fund a portion of the Transaction and the offer to prepay a portion of the obligation of ISOC under the Term Loan B Facility.

The 10.75% Subordinated Notes were issued under an indenture dated as of June 13, 2018 (the "Subordinated Notes Indenture"), between the Company and GLAS Trust Company LLC, as trustee (the "Subordinated Notes Trustee").

The 10.75% Subordinated Notes bear interest from June 13, 2018 at an annual rate of 10.75%; provided that the 10.75% Subordinated Notes shall bear interest at the rate of 13.00% per annum beginning on the earlier of (i) December 15, 2020 and (ii) if the Refinance Date (as defined below) has occurred, the later of the Refinance Date and June 15, 2020. Interest on the 10.75% Subordinated Notes is payable quarterly in arrears on the 15th day of March, June, September and December of each year, commencing on September 15, 2018.

The stated maturity date of the 10.75% Subordinated Notes is June 15, 2023; provided that in certain circumstances after the indebtedness outstanding under the 2017 Term Loan Facility (as amended by the 2017 Debt Facilities Second Amendment) ceases to be outstanding (such date, the "Refinance Date"), the stated maturity of the 10.75% Subordinated Notes will become June 15, 2022. The 10.75% Subordinated Notes may be redeemed, in whole or in part, at any time prior to June 15, 2020, at a redemption price equal to 100% of the aggregate principal amount of the 10.75% Subordinated Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption, plus a "make-whole" premium.  On or after June 15, 2020, the Subordinated Notes may be redeemed at par, plus accrued and unpaid interest.

INTERNATIONAL SEAWAYS, INC.

The Subordinated Notes Indenture contains covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, sell assets, incur liens, amend the 2017 Term Loan Facility, enter into sale and leaseback transactions and enter into certain extraordinary transactions. In addition, the Subordinated Notes Indenture prohibits the Company from paying any dividends unless certain financial and other conditions are satisfied. The Subordinated Notes Indenture also contains events of default consistent with those under the 2017 Term Loan Facility.

The 10.75% Subordinated Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, the FSO Joint Venture and the LNG Joint Venture had total bank debt outstanding of $784,050, of which $679,648 was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of June 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $104,612 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $951.

INTERNATIONAL SEAWAYS, INC.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2018 follows:

						Beyond
	2018	2019	2020	2021	2022	2022	Total
2017 Term Loan - floating rate(1)	$38,020	$61,880	$59,964	$57,853	$405,975	$-	$623,692
ABN Term Loan - floating rate(2)	2,533	4,913	4,720	4,520	4,323	13,142	34,151
Sinosure Credit Facility - floating rate(3)	17,803	35,249	34,312	33,314	32,803	231,614	385,095
8.5% Senior Notes - fixed rate	1,240	2,125	2,125	2,125	2,125	26,063	35,803
10.75% Subordinated Notes - fixed rate	1,630	3,225	3,225	3,900	3,900	31,950	47,830
Operating lease obligations (4)
Bareboat Charter-ins	3,165	6,278	6,295	6,278	6,278	6,828	35,122
Time Charter-ins	13,219	4,683	-	-	-	-	17,902
Total	$77,610	$118,353	$110,641	$107,990	$455,404	$309,597	$1,179,595

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective one-month LIBOR rate as of June 30, 2018 of 2.10% and applicable margins for the 2017 Term Loan Facility of 6.0%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2018. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of June 30, 2018 of 2.33% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2022, or (ii) the effective three-month LIBOR rate as of June 30, 2018 of 2.33% for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering a notional amount of $305,073 at June 30, 2018 that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.047%.

INTERNATIONAL SEAWAYS, INC.

(4)	As of June 30, 2018, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

During the six months ended June 30, 2018, the Company was party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $300,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement contains no leverage features and had a cap rate of 2.5% through the termination date of December 31, 2020. Additionally, in June 2018, the Company acquired an Interest Rate Swap agreement with a major financial institution covering the entire currently outstanding notional amount of the Sinosure Credit Facility. The Interest Rate Swap agreement contains no leverage features and has a fixed rate of 2.047% through the termination date of March 21, 2022.

In July 2018, the Company amended the Interest Rate Cap agreement described above to increase the notional amount to $350,000 and increase the cap rate to 2.605%, effective July 31, 2018. The maturity date of December 31, 2020 remained unchanged. The amendment did not require a cash expenditure by the Company, as a portion of the “in-the-money” position of the original Interest Rate Cap agreement was utilized to increase the notional amount. The Company also amended the interest rate swap agreement in July 2018 to increase the fixed rate to 2.99%, effective September 21, 2018. The maturity date of March 21, 2022 remained unchanged. In conjunction with such amendment, the Company received a cash settlement of $7,677 from the counterparty to the transaction.

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

INTERNATIONAL SEAWAYS, INC.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K, except for the following:

Risks Related to Our Company

INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.

As of June 30, 2018, INSW had approximately $838 million of outstanding indebtedness, net of discounts and deferred finance costs. In addition, the FSO JV has borrowed $110 million under the FSO Term Loan and $110 million under the FSO Revolver, which is secured by substantially all of the assets of the FSO JV. The FSO Term Loan is guaranteed by the Company and the FSO Revolver is guaranteed by INSW’s JV partner. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

INTERNATIONAL SEAWAYS, INC.

The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes and term loans.

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

Additionally, the Sinosure Credit Facility and ABN Term Loan Facility each require the Company to comply with a number of covenants, including collateral maintenance and financial covenants, restrictions on consolidations, mergers or sales of assets, limitations on liens, limitations on issuance of certain equity interests, limitations on transactions with affiliates, and other customary covenants and related provisions. The ABN Term Loan Facility also requires that it be amended to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50 million), to which the Company is party to becomes a party, that are deemed to be materially more advantageous to the lenders under such other agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the third quarter of 2018.

The Senior Notes Indenture and Subordinated Notes Indenture each also contain certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports. Additionally, the Subordinated Notes Indenture contains a number of additional covenants restricting our ability to sell assets, incur liens, amend the 2017 Debt Facilities, enter into sale and leaseback transactions and enter into certain extraordinary transactions.

While the Company was in compliance with these requirements as of June 30, 2018, a decrease in vessel values or a failure to meet such requirements could cause the Company to breach certain covenants in its existing credit facilities, notes and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders under the 2017 Debt Facilities, Sinosure Credit Facility and ABN Term Loan Facility could foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the 2017 Debt Facilities, the Sinosure Credit Facility and the Subordinated Notes Indenture. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

•	refinancing or restructuring its debt;
•	selling tankers or other assets;
•	reducing or delaying investments and capital expenditures; or
•	seeking to raise additional capital.

INTERNATIONAL SEAWAYS, INC.

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

Risks Related to Our Industry

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

INTERNATIONAL SEAWAYS, INC.

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. There is currently significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, on January 23, 2017, President Trump signed an executive order withdrawing the United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, President Trump has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods in order to reverse what he perceives as unfair trade practices that have negatively impacted U.S. businesses. Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region, the length of time required to transport goods and the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs.

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

No shares were repurchased during the three months ended June 30, 2018. The maximum number of shares that may still be purchased under the program as of June 30, 2018 was 1,350,907 shares, which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased during 2017. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt agreements.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 58.

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 8, 2018	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 8, 2018	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

2.1	Stock Purchase and Sale Agreement, dated April 18, 2018, by and among Euronav NV, Euronav MI Inc., and Seaways Holding Corporation (pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted but will be furnished supplementally to the Commission upon request) (filed as exhibit 2.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

2.2	Guarantee of International Seaways, Inc., dated April 18, 2018, in favor of Euronav MI Inc. (filed as exhibit 2.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

4.1	Indenture, dated May 31, 2018, between International Seaways, Inc. and The Bank of New York Mellon, as trustee (filed as exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 31, 2018 and incorporated by reference herein).

4.2	First Supplemental Indenture, dated May 31, 2018, between International Seaways, Inc. and The Bank of New York Mellon, as trustee (filed as exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 31, 2018 and incorporated by reference herein).

4.3	Form of Global Note (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2).

4.4*	Indenture, dated June 13, 2018, between the Company and GLAS Trust Company LLC, as trustee.

4.5	Form of Notes (included as Exhibit A to Annex I to the Indenture filed as Exhibit 4.4).

10.1	$220 Million Senior Secured Credit Facility of TI Africa Limited and TI Asia Limited, as joint and several Borrowers, and ABN Amro Bank N.V. and ING Belgium SA/NV, as Mandated Lead Arrangers, dated March 29, 2018 (filed as exhibit 10.21 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.2	Guarantee, dated March 29, 2018, relating to $220 Million Senior Secured Credit Facility dated March 29, 2018 (filed as exhibit 10.22 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.3*	Credit agreement dated as of June 7, 2018, by and among Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned subsidiary of the Registrant, the Registrant (as a guarantor), certain other guarantors which are subsidiaries of the Registrant, lenders named therein and ABN AMRO Capital USA LLC as lead arranger and facility agent.

10.4*	Amending and Restating Agreement by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto.

10.5*	Second Amendment, dated as of June 14, 2018, to the Credit Agreement dated as of June 22, 2017, among the Registrant, OIN Delaware LLC, International Seaways Operating Corporation and certain of its subsidiaries as other guarantors, various lenders, Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, Jefferies Finance LLC, as administrative agent, syndication agent, collateral agent and mortgage trustee.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

INTERNATIONAL SEAWAYS, INC.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

