Form 10-Q
period 2018-09-30
International Seaways, Inc.
filed 2018-11-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 2, 2018: common stock, no par value 29,183,431 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$91,547	$60,027
Voyage receivables, including unbilled of $69,471 and $54,701	73,946	58,187
Other receivables	5,125	4,411
Inventories	3,941	3,270
Prepaid expenses and other current assets	5,641	5,881
Current portion of derivative asset	619	16
Total Current Assets	180,819	131,792
Restricted cash	32,313	10,579
Vessels and other property, less accumulated depreciation of $294,157 and $307,010	1,354,359	1,104,727
Vessel held for sale, net	17,665	5,108
Deferred drydock expenditures, net	18,627	30,528
Total Vessels, Deferred Drydock and Other Property	1,390,651	1,140,363
Investments in and advances to affiliated companies	275,420	378,894
Long-term derivative asset	3,114	886
Other assets	4,389	1,970
Total Assets	$1,886,706	$1,664,484

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$25,112	$22,805
Payable to OSG	34	367
Payable associated with acquisition of assets	20,935	-
Current installments of long-term debt	57,680	24,063
Current portion of derivative liability	770	-
Total Current Liabilities	104,531	47,235
Long-term debt	770,305	528,874
Other liabilities	3,822	2,721
Total Liabilities	878,658	578,830

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,183,431 and 29,089,865 shares issued and outstanding	1,308,310	1,306,606
Accumulated deficit	(276,443)	(180,545)
	1,031,867	1,126,061
Accumulated other comprehensive loss	(23,819)	(40,407)
Total Equity	1,008,048	1,085,654
Total Liabilities and Equity	$1,886,706	$1,664,484

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shipping Revenues:
Pool revenues, including $20,514, $13,309, $49,639 and $21,725 received from companies accounted for by the equity method	$36,721	$37,798	$105,836	$129,910
Time and bareboat charter revenues	5,932	12,024	20,453	43,816
Voyage charter revenues	18,273	10,146	43,524	46,949
	60,926	59,968	169,813	220,675

Operating Expenses:
Voyage expenses	9,673	3,479	19,747	10,774
Vessel expenses	34,433	37,095	102,619	106,196
Charter hire expenses	10,739	9,958	30,085	32,345
Depreciation and amortization	19,317	20,528	53,745	58,243
General and administrative	5,434	6,516	17,527	17,886
Third-party debt modification fees	(9)	1,191	1,293	9,130
Separation and transition costs	-	(543)	-	488
Loss on disposal of vessels and other property, including impairments	17,360	5,406	17,193	5,406
Total operating expenses	96,947	83,630	242,209	240,468
Loss from vessel operations	(36,021)	(23,662)	(72,396)	(19,793)
Equity in income of affiliated companies	5,338	12,796	22,500	40,268
Operating (loss)/income	(30,683)	(10,866)	(49,896)	20,475
Other income/(expense)	220	305	(3,964)	(6,135)
(Loss)/income before interest expense and income taxes	(30,463)	(10,561)	(53,860)	14,340
Interest expense	(17,320)	(11,232)	(42,027)	(29,677)
Loss before income taxes	(47,783)	(21,793)	(95,887)	(15,337)
Income tax provision	(3)	(23)	(11)	(31)
Net loss	$(47,786)	$(21,816)	$(95,898)	$(15,368)

Weighted Average Number of Common Shares Outstanding:
Basic	29,154,366	29,202,437	29,130,435	29,192,392
Diluted	29,154,366	29,202,437	29,130,435	29,192,392

Per Share Amounts:
Basic and diluted net loss per share	$(1.64)	$(0.75)	$(3.29)	$(0.53)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Loss	$(47,786)	$(21,816)	$(95,898)	$(15,368)
Other Comprehensive Income, net of tax:
Net change in unrealized losses on cash flow hedges	4,501	2,426	15,070	6,678
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	14	(32)	50	(92)
Net change in unrecognized actuarial losses	113	(327)	1,468	(939)
Other Comprehensive Income, net of tax	4,628	2,067	16,588	5,647
Comprehensive Loss	$(43,158)	$(19,749)	$(79,310)	$(9,721)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(95,898)	$(15,368)
Items included in net loss not affecting cash flows:
Depreciation and amortization	53,745	58,243
Loss on write-down of vessels and other assets	17,367	7,346
Amortization of debt discount and other deferred financing costs	4,434	5,159
Deferred financing costs write-off	2,400	7,020
Stock compensation, non-cash	2,203	2,733
Earnings of affiliated companies	(22,965)	(40,388)
Other – net	436	132
Items included in net loss related to investing and financing activities:
Gain on disposal of vessels and other property, net	(174)	(1,940)
Loss on extinguishment of debt	1,295	-
Cash distributions from affiliated companies	39,767	14,771
Payments for drydocking	(3,968)	(19,787)
Insurance claims proceeds related to vessel operations	5,125	1,005
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(15,759)	8,154
Decrease in payable to OSG	(333)	(398)
Decrease in deferred revenue	(903)	(3,960)
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	15,075	(11,632)
Net cash provided by operating activities	1,847	11,090
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(135,215)	(118,369)
Proceeds from disposal of vessels and other property	132,886	7,662
Expenditures for other property	(333)	(406)
Investments in and advances to affiliated companies, net	2,891	(1,880)
Repayments of advances from joint venture investees	95,987	11,729
Net cash provided by/(used in) investing activities	96,216	(101,264)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	70,266	584,963
Extinguishment of debt	(62,069)	(458,416)
Payments on debt	(52,596)	(51,546)
Repurchases of common stock	-	(3,177)
Cash paid to tax authority upon vesting of stock-based compensation	(410)	(261)
Net cash (used in)/provided by financing activities	(44,809)	71,563
Net increase in cash, cash equivalents and restricted cash	53,254	(18,611)
Cash, cash equivalents and restricted cash at beginning of year	70,606	92,001
Cash, cash equivalents and restricted cash at end of period	$123,860	$73,390

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(95,898)	-	(95,898)
Other comprehensive income	-	-	16,588	16,588
Forfeitures of vested restricted stock awards	(499)	-	-	(499)
Compensation relating to restricted stock awards	627	-	-	627
Compensation relating to restricted stock units awards	924	-	-	924
Compensation relating to stock option awards	652	-	-	652
Balance at September 30, 2018	$1,308,310	$(276,443)	$(23,819)	$1,008,048

Balance at January 1, 2017	$1,306,236	$(74,457)	$(52,267)	$1,179,512
Net loss	-	(15,368)	-	(15,368)
Other comprehensive income	-	-	5,647	5,647
Forfeitures of vested restricted stock awards	(261)	-	-	(261)
Compensation relating to restricted stock awards	643	-	-	643
Compensation relating to restricted stock units awards	1,447	-	-	1,447
Compensation relating to stock option awards	643	-	-	643
Repurchase of common stock	(3,177)	-	-	(3,177)
Balance at September 30, 2017	$1,305,531	$(89,825)	$(46,620)	$1,169,086

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 52 oceangoing vessels, including six vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Subsequent to September 30, 2018, we delivered a 2001-built VLCC and a 2001-built Aframax to buyers (see Note 5, “Vessels”, to the accompanying condensed consolidated financial statements). Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $32,313 and $10,579 as of September 30, 2018 and December 31, 2017, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (as defined in Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheet.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine months periods ended September 30, 2018 and 2017, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 92% and 89% of consolidated voyage receivables at September 30, 2018 and December 31, 2017, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and / or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $448 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheet as of September 30, 2018. Unamortized deferred financing charges of $28,343 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes and (as defined in Note 9, “Debt”) and $23,626 relating to the 2017 Term Loan Facility and the 2017 Revolver Facility are included in long-term debt in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,243 and $2,699 for the three and nine months ended September 30, 2018, respectively, and $652 and $4,452 for the three and nine months ended September 30, 2017, respectively.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the nine months ended September 30, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard is effective for interim and annual periods beginning after December 31, 2017. The standard requires application using a retrospective transition method and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Such practical expedient was not utilized by the Company. The adoption of this accounting standard resulted in the reclassification of $115 and $349 of net actuarial gains and $202 and $606 of benefit obligation interest costs from the general and administrative expense line to the other income/(expense) and interest expense lines on the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. Net periodic pension costs comprised of a net actuarial gain of $135 and a net actuarial loss of $1,033 and $177 and $530 of benefit obligation interest costs, are included in the other income/(expense) and interest expense lines on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting standard resulted in the inclusion of restricted cash of $10,579 at December 31, 2017 in the beginning-of-period amounts shown on the statement of cash flows for the nine months ended September 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual periods beginning after December 31, 2017. The guidance requires application using a retrospective transition method. We adopted the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which required the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. As a result, $95,987 of the total distributions of $135,754 received from certain affiliated companies accounted for by the equity method during the nine months ended September 30, 2018 is presented as a cash inflow from investing activities while the balance of $39,767 is presented as a cash inflow from operating activities, and $11,729 of the total distributions of $26,500 received from certain affiliated companies accounted for by the equity method during the nine months ended September 30, 2017 is presented as a cash inflow from investing activities while the balance of $14,771 is presented as a cash inflow from operating activities. In addition, the adoption of this accounting standard resulted in the separate line presentation of $5,125 and $1,005 of insurance proceeds received for various claims arising from the normal operations of our vessel fleet, in the operating activities section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards — In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans (ASC 715), which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 adds requirements for an entity to disclose the following: (1) the weighted average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; (2) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; and (3) an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the ASU removes guidance that requires the following disclosures: (1) the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year; (2) information about plan assets to be returned to the entity, including amounts and expected timing; (3) information about benefits covered by related-party insurance and annuity contracts and significant transactions between the plan and related parties; and (4) effects of a one-percentage-point change in the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2020 and early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which changes the fair value measurement disclosure requirements. The new disclosure requirements are: (1) changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The eliminated disclosure requirements are: (1) transfers between Level 1 and Level 2 of the fair value hierarchy; and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Under ASU 2018-13, entities are no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. Instead, the requirement to disclose such events applies only when they have been communicated to the reporting entities by the investees or announced publicly. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2019 and early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

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

Also, in July 2018, the FASB issued ASU 2018-11, Leases (ASC 842), which updates requirements related to transition relief on comparative reporting at adoption and separating components of a contract for lessors. This update provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this update provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (ASC 606); and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same; and (2) the lease component, if accounted for separately, would be classified as an operating lease. If lease and nonlease components are aggregated under this practical expedient, a lessor would account for the combined component as follows: if the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with the new revenue guidance; otherwise, the entity must account for the combined component as an operating lease in accordance with the new leases guidance. If elected, the practical expedient will need to be applied consistently as an accounting policy by class of underlying asset. Additional disclosures are also required. For entities that have not adopted ASC 842 before the issuance of this update, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. Upon adoption of ASC 842, management expects that based on our current portfolio of leases, assets and liabilities (primarily chartered-in vessels and leased office space) on the consolidated balance sheet will increase by $28,000 to $35,000 due to the recognition of right-of-use assets (Vessels and other property) and corresponding lease liabilities. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements. We will adopt ASC 842 effective January 1, 2019 and expect to elect certain available transitional practical expedients.

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

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly changing the information provided to investors. The amendments require registrants to include a reconciliation of changes in stockholders’ equity in their interim financial statements. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods as well as comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. While the amendments adopted in August 2018 are effective on November 5, 2018, the SEC staff issued a Compliance and Disclosure Interpretation (C&DI) that provides an extended transition period for companies to comply with the requirement to provide a reconciliation of changes in stockholders’ equity in their interim financial statements, allowing a registrant to not comply with that requirement until the Form 10-Q for the quarter that begins after November 5, 2018. Accordingly, the Company intends to begin providing the new interim reconciliations of shareholders’ equity required by the rule in the Form 10-Q for the three months ending March 31, 2019.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 43,961 and 40,888 for the three and nine months ended September 30, 2018, respectively, and 38,938 and 34,844 for the three and nine months ended September 30, 2017, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2018, there were 169,767 shares of restricted stock units and 400,785 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(47,786)	$(21,816)	$(95,898)	$(15,368)

Weighted average common shares outstanding:
Basic	29,154,366	29,202,437	29,130,435	29,192,392
Diluted	29,154,366	29,202,437	29,130,435	29,192,392

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss allocated to:
Common Stockholders	$(47,786)	$(21,816)	$(95,898)	$(15,368)
Participating securities	-	-	-	-
	$(47,786)	$(21,816)	$(95,898)	$(15,368)

For the three and nine months ended September 30, 2018 and 2017 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 571,221 and 426,196 for the three months ended September 30, 2018 and 2017, respectively, and 506,223 and 367,033 for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2018 and 2017 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2018:
Shipping revenues	$49,920	$11,006	$-	$60,926
Time charter equivalent revenues	40,348	10,905	-	51,253
Depreciation and amortization	14,848	4,434	35	19,317
Loss on disposal of vessels and other property, including impairments	17,360	-	-	17,360
Adjusted loss from vessel operations	(4,641)	(8,560)	(35)	(13,236)
Equity in income of affiliated companies	4,718	-	620	5,338
Investments in and advances to affiliated companies at September 30, 2018	149,387	13,686	112,347	275,420
Adjusted total assets at September 30, 2018	1,297,101	348,253	112,347	1,757,701

Three months ended September 30, 2017:
Shipping revenues	$38,318	$21,650	$-	$59,968
Time charter equivalent revenues	34,905	21,584	-	56,489
Depreciation and amortization	14,798	5,696	34	20,528
Loss on disposal of vessels and other property, including impairments	4,565	841	-	5,406
Adjusted loss from vessel operations	(5,823)	(5,268)	(1)	(11,092)
Equity in income of affiliated companies	8,901	-	3,895	12,796
Investments in and advances to affiliated companies at September 30, 2017	269,521	16,651	94,546	380,718
Adjusted total assets at September 30, 2017	1,159,936	393,774	94,172	1,647,882

	Crude	Product
	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2018:
Shipping revenues	$123,439	$46,374	$-	$169,813
Time charter equivalent revenues	103,953	46,113	-	150,066
Depreciation and amortization	39,961	13,682	102	53,745
Loss/(gain) on disposal of vessels and other property, including impairments	23,293	(6,100)	-	17,193
Adjusted (loss)/income from vessel operations	(21,863)	(15,120)	600	(36,383)
Equity in income of affiliated companies	15,002	-	7,498	22,500
Expenditures for vessels and vessel improvements	133,756	1,459	-	135,215
Payments for drydockings	3,359	609	-	3,968

Nine months ended September 30, 2017:
Shipping revenues	$146,124	$74,551	$-	$220,675
Time charter equivalent revenues	136,695	73,206	-	209,901
Depreciation and amortization	41,149	16,994	100	58,243
Loss on disposal of vessels and other property, including impairments	4,565	841	-	5,406
Adjusted income/(loss) from vessel operations	19,672	(6,406)	(149)	13,117
Equity in income of affiliated companies	29,074	-	11,194	40,268
Expenditures for vessels and vessel improvements	117,576	793	-	118,369
Payments for drydockings	16,005	3,782	-	19,787

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Time charter equivalent revenues	$51,253	$56,489	$150,066	$209,901
Add: Voyage expenses	9,673	3,479	19,747	10,774
Shipping revenues	$60,926	$59,968	$169,813	$220,675

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total adjusted (loss)/income from vessel operations of all segments	$(13,236)	$(11,092)	$(36,383)	$13,117
General and administrative expenses	(5,434)	(6,516)	(17,527)	(17,886)
Third-party debt modification fees	9	(1,191)	(1,293)	(9,130)
Separation and transition costs	-	543	-	(488)
Loss on disposal of vessels and other property, net of impairments	(17,360)	(5,406)	(17,193)	(5,406)
Consolidated loss from vessel operations	(36,021)	(23,662)	(72,396)	(19,793)
Equity in income of affiliated companies	5,338	12,796	22,500	40,268
Other income/(expense)	220	305	(3,964)	(6,135)
Interest expense	(17,320)	(11,232)	(42,027)	(29,677)
Loss before income taxes	$(47,783)	$(21,793)	$(95,887)	$(15,337)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2018	2017
Total assets of all segments	$1,757,701	$1,647,882
Corporate unrestricted cash and cash equivalents	91,547	73,390
Restricted cash	32,313	-
Other unallocated amounts	5,145	3,053
Consolidated total assets	$1,886,706	$1,724,325

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Vessels:

Vessel Impairments

During the nine months ended September 30, 2018, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that (i) the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018 and (ii) the sale of one VLCC in October 2018 resulted in a held-for-sale impairment as of September 30, 2018. In regard to the vessels in the Company’s fleet that were not being marketed for sale, the Company determined that the negative market developments did not rise to the level of impairment triggering events as of and during the nine months ended September 30, 2018. If such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of June 30, 2018, the Company utilized weighted probabilities assigned to possible outcomes for each of the three vessels for which impairment trigger events were determined to exist. The Company entered into a memorandum of agreement for the sale of the Panamax vessel in early July 2018. Accordingly, a 100% probability was attributed to the vessel being sold before the end of its useful life. As the Company is considering selling the other two vessels as a part of its fleet renewal program, 50% probabilities were assigned to the possibility that the two Aframax vessels would be sold prior to the end of their respective useful lives. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market approach by using the sales price per the memorandum of agreement. Based on the tests performed, the sum of the undiscounted cash flows for each of the two Aframax vessels was more than its carrying value as of June 30, 2018 and the sum of the undiscounted cash flows for the Panamax vessel was less than its carrying value as of June 30, 2018. Accordingly, an impairment charge totaling $948 was recorded for the Panamax vessel to write-down its carrying value to its estimated fair value at June 30, 2018.

Held-for-sale impairment charges aggregating $16,419 were recorded during the third quarter of 2018 including (i) a charge of $14,226 to write the value of the VLCC held-for-sale at September 30, 2018 down to its estimated fair value; (ii) a charge of $361 for estimated costs to sell the vessel; and (iii) a charge of $1,832 for the write-off of other assets associated with the operations of the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price as per the memorandum of agreement associated with the sale of the vessel.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vessel Acquisitions and Deliveries

On June 14, 2018 (the “Closing Date”), the Company completed its previously announced acquisition of six 300,000 DWT VLCCs including one 2015-built and five 2016-built. The Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshall Islands and the sole member of six limited liability companies each of which holds title to a VLCC tanker (collectively, the "Six VLCCs") (such purchase, the "Transaction"). The Transaction was completed pursuant to the terms of the Stock Purchase and Sale Agreement (the "SPA") dated as of April 18, 2018, by and among Seaways Holding Corporation, a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of the Company, Euronav NV ("Euronav"), a corporation incorporated and existing under the laws of the Kingdom of Belgium, and Euronav MI II Inc. (as successor to Euronav MI Inc.), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav. In accordance with ASC 2017-01, Business Combinations (Topic 805), this acquisition did not constitute the acquisition of a business, and therefore was accounted for as an asset acquisition. The purchase price for the Transaction was $434,000, inclusive of assumed debt secured by the Vessels (see Note 9, “Debt”). On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. The balance payable to Euronav for the other assets and liabilities of Gener8 Maritime Subsidiary VII, Inc. acquired was determined to be $20,935 and is included in current liabilities in the condensed consolidated balance sheet as of September 30, 2018. This amount was paid in full to Euronav in October 2018.

Vessel Sales

During the nine months ended September 30, 2018, the Company recognized a net aggregate gain on disposal of vessels of $170 relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of two 2004-built MRs, a 2000-built VLCC, a 2001-built Aframax, and a 2002-built Panamax; (iii) the sale and leaseback of two 2009-built Aframaxes, and (iv) the sale of a 2003-built ULCC in conjunction with the acquisition of Six VLCCs.

During September 2018, the Company entered into memorandum of agreement for the sale of a 2001-built VLCC, which was delivered to its buyers in October 2018. As discussed above, the Company recognized a $16,419 held-for-sale impairment charge as of September 30, 2018 on this vessel. Subsequent to September 30, 2018, the Company entered into a memorandum of agreement for the sale of a 2001-built Aframax, which was delivered to its buyers on October 19, 2018. The Company expects to recognize a loss on such sale of approximately $550, which includes estimated costs to sell the vessel.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2018, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 29, 2018, the FSO Joint Venture executed an agreement on a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company; maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. The FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to fund partially the agreement to purchase the Six VLCCs (See Note 5, “Vessels”). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal to or greater than 1.10 to 1.00. Approximately $98,746 was outstanding under the FSO Term Loan as of September 30, 2018. The FSO Joint Venture had no outstanding debt as of December 31, 2017. As of September 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $98,746 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $806.

Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver. The interest rate swap covers a notional amount of $197,493 as of September 30, 2018. As of September 30, 2018, the FSO Joint Venture had an asset of $388 for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating a gain of $194 at September 30, 2018 is included in accumulated other comprehensive loss in the accompanying balance sheet.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2018 consisted of: FSO Joint Venture of $142,012, LNG Joint Venture of $112,347 and Other of $21,061 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shipping revenues	$50,105	$58,465	$156,427	$181,125
Ship operating expenses	(28,407)	(25,854)	(82,738)	(78,455)
Income from vessel operations	21,698	32,611	73,689	102,670
Other income	424	704	1,125	3,156
Interest expense	(11,095)	(8,697)	(29,862)	(28,122)
Income tax provision	(837)	-	(2,665)	-
Net income	$10,190	$24,618	$42,287	$77,704

See Note 11, “Related Parties,” for additional disclosures on guarantees INSW has issued in favor of its joint venture partners, lenders and/or customers.

Note 7 — Variable Interest Entities (“VIEs”):

As of September 30, 2018, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2018:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$145,683

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2018:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$806	$244,429

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, as of September 30, 2018, the Company had approximately $15,984 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2018.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair value of borrowings under the 2017 Term Loan Facility and the 8.50% Senior Notes is estimated based on quoted market prices. The carrying amount of the borrowings under Sinosure Credit Facility, the ABN Term Loan Facility and the 10.75% Subordinated Notes approximates the fair value.

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

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2018:
Cash and cash equivalents (1)	$123,860	$123,860	$-
2017 Term Loan Facility	(479,604)	-	(479,604)
ABN Term Loan Facility	(27,593)	-	(27,593)
Sinosure Credit Facility	(299,179)	-	(299,179)
8.5% Senior Notes	(24,800)	(24,800)	-
10.75% Subordinated Notes	(27,931)	-	(27,931)

December 31, 2017:
Cash and cash equivalents (1)	$70,606	$70,606	$-
2017 Term Loan Facility	(550,689)	-	(550,689)
2017 Revolver Facility	(30,227)	-	(30,227)

(1)	Includes non-current restricted cash of $32,313 and $10,579 at September 30, 2018 and December 31, 2017, respectively.

Derivatives

The Company manages its exposure to interest rate volatility risk by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW is party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.605% through the termination date of December 31, 2020. The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering a notional amount of $299,179 at September 30, 2018 that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99% through the termination date of March 21, 2022. The Interest Rate Swap agreement is designated and qualified as a cash flow hedge and contains no leverage features.

The Company has elected to apply hedge accounting and designated its interest rate cap and interest rate swap as cash flow hedges.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the September 30, 2018 and December 31, 2017 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
September 30, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$619	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	2,278	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(770)
Long-term portion	Long-term derivative asset	836	Long-term derivative liability	-
Total derivatives designated as hedging instruments		$3,733		$(770)

December 31, 2017:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$16	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	886	Long-term derivative liability	-
Total derivatives designated as hedging instruments		$902		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swaps	$2,098	$(696)	$6,319	$(3,087)
Interest rate cap	450	-	1,996	-
Total	$2,548	$(696)	$8,315	$(3,087)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 follows:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other
For the three months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2018:
Interest rate cap	Interest expense	$(4)	Interest expense	$-
Interest rate swaps	Interest expense	3	Interest expense	-
Total		$(1)		$-

September 30, 2017:
Interest rate cap	Interest expense	$-	Interest expense	$-
Total		$-		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other
For the nine months ended	Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
September 30, 2018:
Interest rate cap	Interest expense	$(4)	Interest expense	$-
Interest rate swaps	Interest expense	3	Interest expense	-
Total		$(1)		$-

September 30, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at September 30, 2018:
Derivative Assets (interest rate cap)	$3,733	$-	$3,733	(1)
Derivative Liabilities (interest rate swap)	(770)	-	(770	)(1)

Assets/(Liabilities) at December 31, 2017:
Derivative Assets (interest rate cap)	$902	$-	$902	(1)

(1)	For interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the three and nine months ended September 30, 2018:

Description	Fair Value	Level 2	Total Impairment Charges
Assets:

Crude Tankers - Vessels held and used (1)(2)	7,025	$7,025	$(948)
Crude Tankers - Vessels held for sale (1)(2)	$17,665	$17,665	$(16,419)

(1)	Pre-tax impairment charges of $948 related to one Panamax vessel and $16,419 related to one VLCC vessel in the International Crude Tanker segment were recorded during the three-month periods ended June 30, 2018 and September 30, 2018, respectively. The held-for-sale impairment charges aggregating $16,419 as of September 30, 2018 included a charge of $14,226 to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $361 and write-off of assets on the vessel of $1,832 which were incurred as a result of held-for-sale impairment.

(2)	Fair value measurement of $7,025 at June 30, 2018 used to determine the impairment for one Panamax vessel and fair value measurement of $17,665 at September 30, 2018 used to determine impairment for one VLCC vessel were based upon a market approach, which considered the expected sale prices of the vessels based on executed memorandums of agreement for the sale of each of the vessels as discussed in Note 5, "Vessels." Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	September 30,	December 31,
	2018	2017
2017 Term Loan, due 2022, net of unamortized discount and deferred costs of $21,422 and $23,074	$455,203	$523,489
2017 Revolver Facility, net of unamortized deferred finance costs of $552	-	29,448
ABN Term Loan, due 2023, net of unamortized deferred finance costs of $908	26,686	-
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred finance costs of $2,769	296,410	-
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,541	23,459	-
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,703	26,227	-
	827,985	552,937
Less current portion	(57,680)	(24,063)
Long-term portion	$770,305	$528,874

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

2017 Debt Facilities

The 2017 Debt Facilities include (i) a revolving credit facility of $50,000 (the “2017 Revolver Facility”) and (ii) a term loan of $550,000 (the “2017 Term Loan Facility” and together with the 2017 Revolver Facility, the “2017 Debt Facilities”). The 2017 Debt Facilities are secured by a first lien on substantially all of the assets of the Administrative Borrower and certain of its subsidiaries.

The 2017 Term Loan Facility matures on June 22, 2022, and the 2017 Revolver Facility matures on December 22, 2021. The maturity dates for the 2017 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2018 based on the actual results of the nine months ended September 30, 2018 and the projection for the remainder of 2018. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2019.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2018, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of September 30, 2018, with an estimated ratio of 46%.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sinosure Credit Facility

As part of the Transaction, the Company financed the acquisition price of $434,000 with the assumption of debt secured by the six vessels under a China Export & Credit Insurance Corporation ("Sinosure") credit facility funded by The Export-Import Bank of China, Bank of China (New York Branch) and Citibank, N.A. The Company acceded as a guarantor to the Sinosure Credit Facility agreement originally dated November 30, 2015; as supplemented by a supplemental agreement dated December 28, 2015; as amended and restated by an amending and restating deed dated June 29, 2016; as supplemented by a supplemental agreement dated November 8, 2017; as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the "Original Sinosure Facility"); and as amended and restated by an amending and restating agreement dated June 13, 2018 (the "2018 Amending and Restating Agreement"), by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the "Sinosure Credit Facility"). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs. As of the Closing Date, it had a principal amount outstanding of $310,968 and bears interest at a rate of 3-month LIBOR plus a margin of 2%. Each loan under the Sinosure Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. Supplemental cash flow information for the nine months ended September 30, 2018 associated with the aforementioned non-cash assumption of debt in relation to the acquisition of six VLCCs aggregating $310,968 were non-cash investing activities and financing activities.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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
(iv)	interest expense coverage ratio, which for Seaways Holding Corporation, shall not be less than 2.00 to 1.00 during the period commencing on July 1, 2018 through June 30, 2019 and will be calculated on a trailing six, nine and twelve-month basis from December 31, 2018, March 31, 2019 and June 30, 2019, respectively. For the Company, the interest expense coverage ratio shall not be less than 2.25 to 1.00 for the period commencing on July 1, 2019 through June 30, 2020 and no less than 2.50 to 1.00 for the period commencing on July 1, 2020 and thereafter and shall be calculated on a trailing twelve-month basis. No event of default under this covenant will occur if the failure to comply is capable of remedy and is remedied within thirty days of the Facility Agent giving notice to the Company or (if earlier) any Obligor becoming aware of the failure to comply, and (i) if such action is being taken with respect to a Test Date falling on or prior to December 31, 2019, then such remedy shall be in the form of cash and cash equivalents being (or having been) deposited by Seaways Holding Corporation to the Minimum Liquidity Account within the thirty day period mentioned above in the manner and in the amounts required to remedy such breach as tested at the Seaways Holding Corporation level and (ii) if such action is being taken with respect to a Test Date falling on or after January 1, 2020, then any such remedy and the form of the same shall be considered and determined by the Lenders in their absolute discretion.

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

As of September 30, 2018, the Company was in compliance with all such covenants that were in effect on such date.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The ABN Term Loan Facility requires Seaways Shipping Corporation to maintain a minimum unrestricted cash balance of $825 per vessel and a balance of $2,500 and up to $2,100 in a debt service reserve accounts and a dry dock reserve account, respectively, and provides for a restriction on dividends unless minimum unrestricted cash levels are maintained and Seaways Shipping Corporation is in compliance with its covenants. The ABN Term Loan Facility also has a vessel value maintenance clause that requires the Company to ensure that the fair market value of the Seaways Raffles is at all times not less than 150% of the outstanding principal amount of the loan. The Company was in compliance with these covenants as of September 30, 2018.

The ABN Term Loan Facility also requires that the loan agreement be amended as soon as reasonably practical following the effective date of the loan to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50,000) to which the Company becomes a party, that are deemed to be materially more advantageous to the lenders under such agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the fourth quarter of 2018.

The ABN Term Loan Facility also requires the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the Seaways Raffles; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on the payment of dividends or other distributions; limitations on transactions with affiliates; and other customary covenants and related provisions.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.5% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,375, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the Transaction, to repay a portion of its outstanding 2017 Debt Facility and for general corporate purposes.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company was in compliance with financial covenants under the 8.5% Senior Notes as of September 30, 2018.

10.75% Subordinated Notes

On June 13, 2018, the Company completed the sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") (the "Private Placement"). The 10.75% Subordinated Notes are unsecured and rank junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Debt Facilities, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,000, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement to fund a portion of the Transactions and the offer to prepay $60,000 of the 2017 Debt Facilities pursuant to the Second Amendment.

On September 17, 2018, the Company repurchased $2,069 of the 10.75% Subordinated Notes at a price equal to 100% of the principal amount.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company was in compliance with the covenants under the Subordinated Notes Indenture as of September 30, 2018.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities, including the INSW Facilities (which were terminated in accordance with their terms on June 22, 2017), for the three and nine months ended September 30, 2018 was $16,974 and $41,131, respectively, and for the three and nine months ended September 30, 2017 was $10,935 and $28,651, respectively. Interest paid for the Company’s debt facilities, including the INSW Facilities for the three and nine months ended September 30, 2018 was $14,347 and $37,938, respectively, and for the three and nine months ended September 30, 2017 was $10,165 and $26,897, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Modifications, Repurchases and Extinguishments

During the three and nine months ended September 30, 2018, the Company incurred issuance costs aggregating $14,524 in connection with ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, 10.75% Subordinated Notes, and 2017 Debt Facilities Second Amendment. Issuance costs paid to all lenders and third-party fees associated with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, and 10.75% Subordinated Notes aggregating $7,511 were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with 2017 Debt Facilities Second Amendment totaled $7,013, of which $4,489 associated with lenders’ fees paid that were deemed to be a modification and third-party fees paid that were deemed to be an extinguishment were capitalized as deferred finance charges and the remaining $2,524 were expensed, of which $1,229 associated with third-party fees paid that were deemed to be a modification were included in third-party debt modification fees and $1,295 associated with lender fees paid that were deemed to be an extinguishment were included in other income/(expense) in the unaudited condensed consolidated statement of operations. In addition, aggregate net losses of $127 and $2,400 for the three and nine months ended September 30, 2018 recognized on the repurchases of the Company’s debt facilities, is included in other income/(expense) in the unaudited condensed consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the prepayment of $60,000 made in connection with the 2017 Debt Facilities Second Amendment and the redemption of $2,069 of the 10.75% Subordinated Notes, which were treated as partial extinguishments. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2018, and December 31, 2017, the Company has recognized a reserve for uncertain tax positions of $33 and $153, respectively, and accrued interest of $2 and $51, respectively, in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Note 11 — Related Parties:

Transition Services Agreement and Other Spin-off Related Activity

During the three and nine months ended September 30, 2017, INSW earned fees totaling $2 and $63, respectively, for services provided to its former parent, Overseas Shipholding Group, Inc. (“OSG”) and incurred fees totaling $0 and $731, respectively, for services received from OSG including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

Payable to OSG aggregating $34 as of September 30, 2018 was related to a guarantee provided by OSG as described below. Payables to OSG aggregating $367 as of December 31, 2017 were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between INSW and OSG and were paid in full during the first quarter of 2018.

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018 (See Note 6, “Equity Method Investments”). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt”). As of September 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $98,746 and the carrying amount of the liability related to this guarantee was $806.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information regarding share-based compensation awards granted by INSW during 2018 follows:

Director Compensation - Restricted Common Stock

The Company awarded a total of 46,431 restricted common stock shares during the nine months ended September 30, 2018 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.74 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or May 24, 2019, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2018, the Company granted 55,536 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $17.46 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2018, the Company awarded 55,534 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2021. As of September 30, 2018, INSW management believes the ROIC Target performance condition is not probable of being achieved. Accordingly, no compensation costs has been recognized for these awards during 2018. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.46 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $18.87 per RSU.

In addition, in April 2018, the Company awarded an executive officer, 11,882 performance-based restricted stock units, representing 2018 tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.46 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2018, subject to INSW’s ROIC performance for the year ended December 31, 2018 relative to a target rate (the “2018 ROIC Target”) set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2019. As of September 30, 2018, achievement of the performance condition in this award was determined to be not probable, and accordingly, compensation cost has not been recognized.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2018, the Company awarded to certain of its senior officers an aggregate of 124,955 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.46 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $7.76 per option. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.67%, dividend yields of 0.0%, expected stock price volatility factor of .42, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 589 and 23,013 shares of common stock during the three and nine months ended September 30, 2018, respectively, at an average cost of $21.48 and $17.81, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. The Company repurchased 969 and 13,961 shares of common stock during the three and nine months ended September 30, 2017, respectively, at an average cost of $19.69 and $18.66, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were repurchased under such program during the nine months ended September 30, 2018.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
	2018	2017
Unrealized losses on derivative instruments	$(13,919)	$(28,989)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(9,900)	(11,418)
	$(23,819)	$(40,407)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2018 and 2017 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	2,548	127	2,675
Amounts reclassified from accumulated other comprehensive loss	1,953	-	1,953
Total change in accumulated other comprehensive loss	4,501	127	4,628
Balance as of September 30, 2018	$(13,919)	$(9,900)	$(23,819)

Balance as of June 30, 2017	$(36,065)	$(12,622)	$(48,687)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(696)	(359)	(1,055)
Amounts reclassified from accumulated other comprehensive loss	3,122	-	3,122
Total change in accumulated other comprehensive loss	2,426	(359)	2,067
Balance as of September 30, 2017	$(33,639)	$(12,981)	$(46,620)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	8,315	(161)	8,154
Amounts reclassified from accumulated other comprehensive loss	6,755	1,679	8,434
Total change in accumulated other comprehensive loss	15,070	1,518	16,588
Balance as of September 30, 2018	$(13,919)	$(9,900)	$(23,819)

Balance as of December 31, 2016	$(40,317)	$(11,950)	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(3,087)	(1,031)	(4,118)
Amounts reclassified from accumulated other comprehensive loss	9,765	-	9,765
Total change in accumulated other comprehensive loss	6,678	(1,031)	5,647
Balance as of September 30, 2017	$(33,639)	$(12,981)	$(46,620)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accumulated Other Comprehensive Loss Component	2018	2017	2018	2017	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(1,952)	$(3,122)	$(6,754)	$(9,634)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	3	-	3	-	Interest expense

Interest rate caps entered into by the Company's subsidiaries	(4)	-	(4)	(131)	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	-	-	(1,679)	-	Other income
	$(1,953)	$(3,122)	$(8,434)	$(9,765)	Total before and after tax

At September 30, 2018, the Company expects that it will reclassify $6,095 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate cap and swaps held by the Company.

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

The adoption of ASC 606 had no impact to revenues for the three and nine months ended September 30, 2018 as there was no non-lease voyage charter in progress as of September 30, 2018.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s revenue disaggregated by revenue source for the three and nine months ended September 30, 2018.

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2018:
Pool revenues
Asset lease component	$9,325	$(885)	$-	$8,440
Technical management services component	16,919	11,362	-	28,281

Time and bareboat charter revenues
Asset lease component	1,703	506	-	2,209
Technical management services component	3,723	-	-	3,723

Voyage charter revenues
Asset lease component	4,638	23	-	4,661
Technical management services component	1,466	-	-	1,466
Lightering services component	12,146	-	-	12,146

Total shipping revenues	$49,920	$11,006	$-	$60,926

Nine months ended September 30, 2018:
Pool revenues
Asset lease component	$18,406	$7,053	$-	$25,459
Technical management services component	42,634	37,743	-	80,377

Time and bareboat charter revenues
Asset lease component	5,746	1,502	-	7,248
Technical management services component	13,205	-	-	13,205

Voyage charter revenues
Asset lease component	13,478	76	-	13,554
Technical management services component	3,803	-	-	3,803
Lightering services component	26,167	-	-	26,167

Total shipping revenues	$123,439	$46,374	$-	$169,813

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2018	$3,486	$54,701	$(1,775)
Closing balance as of September 30, 2018	4,475	69,471	(434)

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$918

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenues from performance obligations satisfied in previous periods aggregating $170 and $2,673 was recognized during the three and nine months ended September 30, 2018, respectively, and related to: (i) pool adjustments; (ii) change in estimate of performance obligations related to voyage charters; (iii) off hire adjustments related to time and bareboat charters; and (iv) recoveries in excess of insurance claims receivables accrued for in prior periods, which accounted for $2,188 of the activity during the nine months ended September 30, 2018. These are all normal course adjustments that are common in the shipping industry when pool voyages are closed out and disputes or claims are settled.

Costs to Obtain or Fulfill a Contract

As of September 30, 2018, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

1. Charters-in:

As of September 30, 2018, INSW had commitments to charter in four MR and two Aframax vessels. All of the charters-in, of which two are bareboat charters with expiry dates ranging from December 2023 to March 2024 and four are time charters with expiry dates ranging from December 2018 to June 2019, are accounted for as operating leases. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Bareboat Charters-in:

At September 30, 2018	Amount	Operating Days
2018	$1,582	184
2019	6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
Thereafter	6,828	794
Net minimum lease payments	$33,539	3,900

Time Charters-in:

At September 30, 2018	Amount	Operating Days
2018	$6,413	694
2019	5,504	529
Net minimum lease payments	$11,917	1,223

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

2. Charters-out:

At September 30, 2018, the future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable bareboat and time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

Time Charters-out:

At September 30, 2018	Amount	Revenue Days
2018	$4,451	399
2019	209	19
Future minimum revenues	$4,660	418

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s condensed consolidated financial statements as of September 30, 2018. The next deficit valuation is due March 31, 2019.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. Based on the latest estimated deficit valuation using a measurement date of March 31, 2017, which was distributed to employers in August 2018, INSW recorded a reserve of £172 ($224) as of September 30, 2018 for the estimated deficit assessment by the trustees of the MNRPF. The Company made a deficit payment £123 ($163) in October 2018 and expects to pay the balance of the deficit assessment in October 2019.

Galveston Accident

In late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees. In accordance with law, an investigation of the accident is currently underway by the Occupational Safety and Health Administration and local law enforcement. In addition, lawsuits relating to the accident, each of which claims damages in excess of $25,000 were filed in state court in Texas (Harris County District Court) and identified a subsidiary of the Company as one of several defendants. The lawsuits have been settled as to most of the original defendants, with the exception of the subsidiary, and the remaining disputes were removed to federal court in Texas (Southern District) in January 2018. The subsidiary has filed its answer to those complaints, generally denying the allegations and stating certain affirmative defenses, and has a pending dispositive motion seeking dismissal of all claims against it. The subsidiary separately filed an action for declaratory judgment in federal court in Texas (Southern District) seeking judgment that it does not owe contractual indemnification obligations to certain of the other original defendants (the “T&T Defendants”). In July 2018, the federal court overseeing the declaratory judgment action issued an order dismissing the case on the basis that it lacked subject-matter jurisdiction to hear the dispute. This was not a decision on the merits of the underlying contractual dispute. The subsidiary and its excess insurers, who are co-plaintiffs in the action, have filed an appeal of that decision in the U.S. Fifth Circuit Court of Appeals and are currently awaiting issuance of a briefing schedule. In the meantime, the T&T defendants filed a new lawsuit in a Texas state court to assert their contractual claims against the subsidiary and its insurers, which the defendants then removed to federal court in Houston, Texas, where it currently is pending with preliminary liability dispositive motions due in early November 2018. The Company intends to vigorously defend these suits. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. Accordingly, the Company is currently unable to predict the ultimate timing or outcome of, or to reasonably estimate the possible loss or a range of possible loss resulting from, these matters.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.

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

INTERNATIONAL SEAWAYS, INC.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2018, we derived 79% and 69%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 62% and 65%, respectively, for the three and nine months ended September 30, 2017. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of September 30, 2018, we owned or operated an International Flag fleet of 52 vessels aggregating 7.6 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including six vessels that have been chartered-in under operating leases. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). During October 2018, we delivered a 2001-built VLCC and a 2001-built Aframax to buyers (see Note 5, “Vessels”, to the accompanying condensed consolidated financial statements).

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 88% and 87% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2018, respectively, compared with 79% and 80%, for the three and nine months ended September 30, 2017, respectively.

The following is a discussion and analysis of our financial condition as of September 30, 2018 and results of operations for the three and nine months periods ended September 30, 2018 and 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

INTERNATIONAL SEAWAYS, INC.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2018 at 99.8 million barrels per day (“b/d”) an increase of 1.4 million b/d, or 1.4%, over the same quarter in 2017. The estimate for global oil consumption for all of 2018 is 99.3 million b/d, an increase of 1.4% over 2017. OECD demand in 2018 is estimated to increase by 0.6% to 47.7 million b/d, while non-OECD demand is estimated to increase by 2.2% to 51.6 million b/d.

Global oil production in the third quarter of 2018 reached 100.0 million b/d, an increase of 2.3% from the third quarter of 2017. OPEC crude oil production averaged 32.6 million b/d in the third quarter of 2018, an increase of 0.4 million b/d from the second quarter of 2018, and a decrease of 0.1 million b/d from the third quarter of 2017. Non-OPEC production increased by 2.3 million b/d to 60.4 million b/d in the third quarter of 2018 compared with the third quarter of 2017. Oil production in the U.S. increased by 0.5 million b/d from 10.5 million b/d in the second quarter of 2018 to 11.0 million b/d in the third quarter of 2018, which was 1.8 million b/d higher than in the third quarter of 2017.

U.S. refinery throughput was essentially unchanged at 17.7 million b/d in the third quarter of 2018 compared with the comparable quarter in 2017. U.S. crude oil imports in the third quarter of 2018 were also flat at 7.9 million b/d compared with the comparable quarter of 2017, with imports from OPEC countries decreasing by 0.5 million b/d, a 16.3% decrease from the third quarter in 2017.

After declining during the summer, Chinese imports of crude oil recorded three consecutive monthly increases, with September 2018 seeing imports reach 9.1 million b/d. For the first nine months of 2018, Chinese imports averaged 9.0 million b/d, an increase of 6% from the same period of 2017.

During the third quarter of 2018, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 3.2 million dwt as the crude fleet increased by 2.2 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 1.1 million dwt, 0.3 million dwt and 0.8 million dwt respectively. The product carrier fleet expanded by 1.0 million dwt with LR1s growing by 0.3 million dwt and MRs by 0.7 million dwt. Year over year, the size of the tanker fleet increased by 4.7 million dwt with the largest increases in the Suezmax and MR sectors, while VLCCs and Aframaxes saw slight declines in the fleet size as scrapping during the period exceeded newbuilding deliveries.

During the third quarter of 2018, the crude tanker orderbook decreased by 4.8 million dwt overall led by declines in the VLCC orderbook of 3.1 million dwt, with Aframaxes showing a decline of 1.1 million dwt, while the Suezmax orderbook increased by 0.6 million dwt. The product carrier orderbook decreased by 1.2 million dwt, with the Panamax orderbook declining by 0.4 million dwt and the MR orderbook decreasing by 0.8 million dwt.

INTERNATIONAL SEAWAYS, INC.

From the end of the third quarter of 2017 through the end of the third quarter of 2018, the total tanker orderbook declined by 0.2 million dwt. The VLCC order book increased by 4.9 million dwt and the LR1 orderbook increased by 0.3 million dwt, while Suezmaxes, Aframaxes and MRs saw declines of 2.4 million dwt, 1.8 million dwt and 1.1 million dwt respectively.

VLCC freight rates were better during the third quarter of 2018 compared with the second quarter of 2018, although still weak. There was a spike in TCE rates to over $30,000 per day just after the close of the third quarter, as increased demand from Asia, coupled with increased OPEC and Russian production narrowed the supply/demand balance of tankers. Freight rates for other crude segments were similarly marginally better during the third quarter of 2018 than the second quarter of 2018 and are also seeing marginal increases in rates going into the fourth quarter. MR rates continue to be weak and are the only sector that saw earnings decline from the second quarter to the third quarter.

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

Results from Vessel Operations:

During the third quarter of 2018, results from vessel operations decreased by $12,359 to a loss of $36,021 from a loss of $23,662 in the third quarter of 2017. This decrease primarily resulted from an increased loss on disposal of vessels including impairments, of $11,954 and reduced TCE revenues, partially offset by decreases in vessel expenses, third-party debt modification fees, depreciation and amortization, and general and administrative expenses.

TCE revenues decreased in the current quarter by $5,236, or 9%, to $51,253 from $56,489 in the third quarter of 2017. Approximately $8,333 of this decrease was due to a decline in average daily rates in the VLCC and Product Carrier fleets. Fewer revenue days in the MR sector resulting from vessel sales and redeliveries of charter-ins during 2017 and 2018 also contributed $6,364 to the overall decline in revenue. Partially offsetting these decreases was an increase in revenue days in the VLCC fleet which accounted for a $8,325 increase in revenue. The increased revenue days reflected the acquisition of seven modern VLCCs between November 2017 and June 2018.

INTERNATIONAL SEAWAYS, INC.

During the first nine months of 2018, income from vessel operations decreased by $52,603 to a loss of $72,396 from a loss of $19,793 in the first nine months of 2017. This decrease resulted primarily from a decline in TCE revenues and an increase in loss on disposal of vessels including impairments, partially offset by reductions in third-party debt modification fees, depreciation and amortization, vessel expenses and charter hire expense.

The decrease in TCE revenues in the first nine months of 2018 of $59,835, or 29%, to $150,066 from $209,901 in the corresponding period of the prior year primarily reflected lower average daily rates across the majority of INSW’s fleet sectors, which accounted for approximately $61,432 of the overall decrease.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted loss from vessel operations for the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations.

Crude Tankers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
TCE revenues	$40,348	$34,905	$103,953	$136,695
Vessel expenses	(24,246)	(22,880)	(72,006)	(64,980)
Charter hire expenses	(5,895)	(3,050)	(13,849)	(10,894)
Depreciation and amortization	(14,848)	(14,798)	(39,961)	(41,149)
Adjusted (loss)/income from vessel operations (a)	$(4,641)	$(5,823)	$(21,863)	$19,672
Average daily TCE rate	$14,983	$15,569	$14,226	$21,749
Average number of owned vessels (b)	27.9	25.5	26.4	24.5
Average number of vessels chartered-in under operating leases	3.4	0.4	2.2	0.6
Number of revenue days: (c)	2,693	2,242	7,307	6,285
Number of ship-operating days: (d)
Owned vessels	2,565	2,347	7,217	6,691
Vessels bareboat chartered-in under operating leases	184	-	394	-
Vessels time chartered-in under operating leases (e)	92	-	98	-
Vessels spot chartered-in under operating leases (e)	39	36	95	152

(a)	Adjusted (loss)/income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, separation and transition costs and gain on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels time and spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2018 and 2017, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate, and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended September 30,
ULCC:
Average rate	$-	$-	$-	$32,175
Revenue days	-	-	-	92
VLCC:
Average rate	$13,891	$-	$16,171	$27,760
Revenue days	1,237	-	635	90
Suezmax:
Average rate	$17,138	$-	$14,464	$-
Revenue days	184	-	133	-
Aframax:
Average rate	$12,576	$-	$10,762	$-
Revenue days	515	-	588	-
Panamax:
Average rate	$10,010	$11,593	$11,118	$12,014
Revenue days	184	462	267	376

Nine Months Ended September 30,
ULCC:
Average rate	$-	$-	$-	$35,607
Revenue days	94	-	-	273
VLCC:
Average rate	$13,165	$13,221	$26,628	$37,383
Revenue days	2,667	97	1,847	268
Suezmax:
Average rate	$15,053	$-	$14,464	$-
Revenue days	546	-	133	-
Aframax:
Average rate	$11,167	$-	$13,143	$-
Revenue days	1,595	-	1,801	-
Panamax:
Average rate	$12,511	$11,489	$12,986	$15,759
Revenue days	546	1,527	1,060	727

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2018, TCE revenues for the Crude Tankers segment increased by $5,443, or 16%, to $40,348 from $34,905 in the third quarter of 2017. Approximately $9,010 of such increase resulted from a 562-day increase in VLCC and Suezmax revenue days. The increased revenue days reflected the acquisitions of (i) two 2017-built Suezmaxes, each of which delivered to the Company in July 2017, (ii) one 2010-built VLCC which delivered to the Company in November 2017, and (iii) a 2015-built and five 2016-built VLCCs which delivered to the Company in June 2018. Declines due to a 2001-built VLCC that was held-for-sale as of the end of August 2018 through its sale in October 2018, and a 2000-built VLCC that was sold in April 2018 partially offset the increased days described above. Also contributing to the growth in revenue were higher average daily rates in the Aframax and Suezmax sectors, which led to a $1,202 increase, and a $3,693 increase in revenue in the Crude Tankers Lightering business during the current quarter. Serving to partially offset the increases in revenue were lower average daily rates earned in the VLCC fleet, which accounted for a decline in revenue of $4,244; the Company’s only ULCC, which was idle in 2018, being sold in June 2018, which resulted in a $2,960 decrease in revenue; and a 97-day reduction in Aframax revenue days, which led to a revenue decline of $998 and was driven by the sale of a 2001-built Aframax in May 2018. There was a larger disparity in the spot rates earned by the Company’s modern and older VLCCs in the current period versus the third quarter of 2017. VLCCs aged 15 years or less earned an average daily rate of $15,398 per day as compared to the overall VLCC rate of $13,891 in the current period, while in the prior year’s period the VLCCs under 15 years of age earned an average daily rate of $16,489 per day as compared to the overall VLCC rate of $16,171 per day.

Vessel expenses increased by $1,366 to $24,246 in the current quarter from $22,880 in the third quarter of 2017. An increase of approximately $3,942 was attributable to the VLCC fleet and was driven principally by the vessel acquisitions discussed above. Such increase was offset to a large extent by a decrease of $2,354 in the Panamax fleet primarily relating to lower drydock deviation costs, the timing of repairs and the delivery of spares, and the sale of a 2002-built Panamax in September 2018. The sale of the ULCC noted above also resulted in a $637 decrease in vessel expenses in the current quarter. Charter hire expenses increased by $2,845 to $5,895 in the third quarter of 2018 from $3,050 in the third quarter of 2017 principally as a result of the Company executing sale and lease back transactions for two 2009-built Aframaxes in March 2018 and an increase in chartered-in vessels in the Crude Tankers Lightering business to support increased full service lightering activity, either on a spot or short-term time charter basis. The bareboat charters associated with the sold and leased back Aframaxes are for periods ranging from 70 to 73 months and contain purchase options executable by the Company, commencing at the end of the third year. Depreciation and amortization increased by $50 to $14,848 in the third quarter of 2018 from $14,798 in the third quarter of 2017, principally due to the deliveries of the Suezmaxes and VLCCs noted above and increased drydock amortization. Such increases were offset nearly in their entirety by the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels recorded in the third and fourth quarters of 2017 and the vessel sales and sale and leaseback transactions described above.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2,043 for the third quarter of 2018 compared to $75 for the third quarter of 2017. The increase in the current quarter’s operating income as compared to prior year’s period primarily reflects a higher volume of full service and service support only lighterings in the current period. In the current quarter, 16 full service and 93 service support only lighterings were performed, as compared to 6 full service and 71 service support only lighterings in the prior year’s quarter.

INTERNATIONAL SEAWAYS, INC.

During the first nine months of 2018, TCE revenues for the Crude Tankers segment decreased by $32,742, or 24%, to $103,953 from $136,695 in the first nine months of 2017 principally as a result of significantly lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $48,122. The decrease in revenue associated with the ULCC described above totaled $9,768 during the year-to-date period. Further contributing to the decrease was a $2,596 decline due to a 211-day reduction in Aframax revenue days, and a $776 decrease in revenue in the Crude Tankers Lightering business during the current period. The decrease in Aframax days was primarily the result of the sale of a 2001-built Aframax noted above. Partially offsetting the revenue decreases was a 1,389-day increase in revenue days for the VLCC, Suezmax and Panamax sectors, which accounted for a revenue increase of approximately $28,246, and was driven by the vessel acquisitions noted above along with 389 fewer drydock days in the Panamax fleet in the current year’s period.

Vessel expenses increased by $7,026 to $72,006 in the nine months ended September 30, 2018 from $64,980 in the corresponding period of 2017. The primary drivers of the increase were consistent with those which resulted in the quarter-over-quarter increase described above, with the additional factor of the Suezmax acquisitions generating an increase of $3,126 in vessel expenses for the year-to-date period. Charter hire expenses increased by $2,955 to $13,849 in the first nine months of 2018 from $10,894 in the first nine months of 2017 resulting from the impact of the Aframax sale and leaseback transactions discussed above, partially offset by a decrease of $525 in the Crude Tankers Lightering business. Depreciation and amortization decreased by $1,188 to $39,961 in the nine months ended September 30, 2018 from $41,149 in the prior year’s period, principally resulting from impact of reductions in vessel bases and vessel sales and sale and leaseback transactions described above, offset to a large extent by the vessel acquisitions and drydock amortization described above.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $3,881 for the first nine months of 2018 and $4,673 for the first nine months of 2017. The decrease in the current period’s operating income as compared to prior year’s period primarily reflects lower margins earned on full service lighterings during 2018.

Product Carriers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
TCE revenues	$10,905	$21,584	$46,113	$73,206
Vessel expenses	(10,187)	(14,248)	(31,315)	(41,166)
Charter hire expenses	(4,844)	(6,908)	(16,236)	(21,452)
Depreciation and amortization	(4,434)	(5,696)	(13,682)	(16,994)
Adjusted loss from vessel operations	$(8,560)	$(5,268)	$(15,120)	$(6,406)
Average daily TCE rate	$7,368	$9,915	$9,436	$11,193
Average number of owned vessels	13.0	17.5	13.6	17.8
Average number of vessels chartered-in under operating leases	4.0	7.0	5.1	6.8
Number of revenue days	1,480	2,177	4,887	6,540
Number of ship-operating days:
Owned vessels	1,196	1,608	3,714	4,866
Vessels bareboat chartered-in under operating leases	-	276	302	819
Vessels time chartered-in under operating leases	368	366	1,090	1,040

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2018 and 2017, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

INTERNATIONAL SEAWAYS, INC.

	2018		2017
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended September 30,
LR2:
Average rate	$8,868	$-	$11,964	$-
Revenue days	92	-	91	-
LR1:
Average rate	$9,514	$-	$11,078	$13,685
Revenue days	345	-	251	100
MR:
Average rate	$7,425	$5,294	$10,063	$5,294
Revenue days	952	92	1,630	92

Nine Months Ended September 30,
LR2:
Average rate	$11,769	$-	$13,267	$-
Revenue days	273	-	272	-
LR1:
Average rate	$12,445	$-	$12,298	$17,040
Revenue days	1,062	-	447	615
MR:
Average rate	$9,295	$5,294	$11,055	$5,358
Revenue days	3,279	273	4,919	274

During the third quarter of 2018 TCE revenues for the Product Carriers segment decreased by $10,679, or 49%, to $10,905 from $21,584 in the third quarter of 2017. A 678-day decrease in MR revenue days in the current period, arising primarily as a result of the sales of five MRs between August 2017 and April 2018 and the redelivery of three MRs to their owners between December 2017 and June 2018 at the expiry of their respective bareboat charters, resulted in a $6,364 decline in TCE revenue. Declining average daily blended rates earned in the Product Carrier fleet also contributed $4,089 to the overall decrease.

Vessel expenses decreased by $4,061 to $10,187 in the current quarter from $14,248 in third quarter of 2017. The decrease was primarily driven by a 688-day decrease in owned and bareboat chartered-in days, which resulted from the vessel sales and redeliveries described above. Charter hire expenses decreased by $2,064 to $4,844 in the third quarter of 2018 from $6,908 in the third quarter of 2017. The decrease was due to the redeliveries discussed above, along with decreases in the daily charter rates for the Company’s time chartered-in MR fleet, which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $1,262 to $4,434 in the third quarter of 2018 from $5,696 in the third quarter of 2017. The decrease reflected the vessel sales noted above and reductions in vessel bases that resulted from impairment charges on two vessels recorded in the third quarter of 2017.

INTERNATIONAL SEAWAYS, INC.

During the first nine months of 2018, TCE revenues for the Product Carriers segment decreased by $27,093, or 37%, to $46,113 from $73,206 in the first nine months of 2017. A 1,641-day decrease in MR revenue days driven by the sales and redeliveries discussed above contributed approximately $16,956 of the overall decrease. Period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors also accounted for a decrease in revenue of approximately $9,910.

Vessel expenses decreased by $9,851 to $31,315 in the first nine months of 2018 from $41,166 in the first nine months of 2017. Such variance was principally attributable to a 1,669-day decrease in owned and bareboat chartered-in days, as detailed above. Charter hire expenses decreased by $5,216 to $16,236 in the first nine months of 2018 from $21,452 in the first nine months of 2017, reflecting the redeliveries and rate decreases discussed above. Depreciation and amortization decreased by $3,312 to $13,682 in the first nine months of 2018 from $16,994 in the first nine months of 2017 resulting primarily from the vessel sales and reductions in vessel bases described above.

General and Administrative Expenses:

During the third quarter of 2018, general and administrative expenses decreased by $1,082 to $5,434 from $6,516 in the third quarter of 2017. This decrease reflects (i) a decrease of approximately $796 in legal and consulting fees, (ii) a decrease of approximately $425 in compensation and benefits costs resulting primarily from lower estimated employee bonuses for 2018 compared with 2017 estimates and lower performance based stock compensation, partially offset by (iii) a decrease in foreign currency exchange gains.

For the nine months ended September 30, 2018, general and administrative expenses decreased by $359 to $17,527 from $17,886 for the same period in 2017. Lower legal, consulting and accounting fees accounted for a decrease of $1,097. Such decline was partially offset by a decrease in foreign currency exchange gains and an increase in compensation and benefits costs of $211.

Third-Party Debt Modification Fees

During the three and nine months ended September 30, 2018, third-party legal and consulting fees associated with 2017 Debt Facilities Second Amendment totaling ($9) and $1,293, respectively, were incurred and expensed. Third-party legal and consulting fees associated with the refinancing of the INSW Facilities and the First Amendment of the 2017 Debt Facilities aggregating $1,191 and $9,130 were incurred and expensed during the three and nine months ended September 30, 2017, respectively. Such costs were expensed in accordance with the relevant accounting guidance which stipulates that third-party costs incurred in relation to debt modifications are to be expensed as incurred.

INTERNATIONAL SEAWAYS, INC.

Equity in Income of Affiliated Companies:

During the third quarter of 2018, equity in income of affiliated companies decreased by $7,458 to $5,338 from $12,796 in the third quarter of 2017. This decrease was principally attributable to decreases in earnings from the two FSO joint ventures of $4,184, and a decrease in earnings for the LNG joint venture of $3,274. Revenue generated by the FSO joint ventures during the third quarter of 2018 was lower than revenue generated during the third quarter of 2017, as charter rates in the five-year service contracts that commenced during the third quarter of 2017 are lower than the charter rates included in the service contracts under which the FSO joint ventures operated previously. In addition, interest expense for the two FSO joint ventures increased in the third quarter of 2018 as compared to the third quarter of 2017 as a result of drawdowns on debt facilities aggregating $220,000 during April 2018. Refer to Note 6, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information on the debt facilities entered into by the FSO joint ventures. Revenue generated by the LNG joint venture during the third quarter of 2018 was lower than revenue generated during the third quarter of 2017 as a result of a reserve for a potential offhire claim for damages to the engine of one of the joint venture’s vessels during the three months ended September 30, 2018.

During the first nine months of 2018, equity in income of affiliated companies decreased by $17,768 to $22,500 from $40,268 in the first nine months of 2017. This decrease was principally attributable to decreases in earnings from the two FSO joint ventures and the LNG joint venture of $14,162 and $3,695, respectively. The decreases for the FSO joint ventures and the LNG Joint Venture were primarily driven by factors consistent with the items discussed above.

Interest Expense:

Interest expense was $17,320 and $11,232 for the three months ended September 30, 2018 and 2017, respectively. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 (as discussed in Note 9, “Debt,” in the accompanying condensed consolidated financial statements) accounted for $5,483 of the increase, and the balance of the increase was primarily due to the higher average interest rates and average outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017.

Interest expense was $42,027 and $29,677 for the nine months ended September 30, 2018 and 2017, respectively. The increase of $12,350 resulted from the same factors that drove the quarter-over-quarter variance described above.

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

The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(47,786)	$(21,816)	$(95,898)	$(15,368)
Income tax provision	3	23	11	31
Interest expense	17,320	11,232	42,027	29,677
Depreciation and amortization	19,317	20,528	53,745	58,243
EBITDA	(11,146)	9,967	(115)	72,583
Third-party debt modification fees and costs associated with extinguishment of debt	(9)	1,191	1,293	9,130
Separation and transition costs	-	(543)	-	488
Loss on disposal of vessels, including impairments	17,360	5,406	17,193	5,406
Write-off of deferred financing costs	128	-	2,400	7,020
Loss on extinguishment of debt	-	-	1,295	-
Adjusted EBITDA	$6,333	$16,021	$22,066	$94,627

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2018 was approximately $76,000 compared with $85,000 at December 31, 2017. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash increased by approximately $53,254 during the nine months ended September 30, 2018. This increase reflects net proceeds from the sale of vessels of $132,886, net returns of capital and deposits received from affiliated companies of $98,878, proceeds from the issuance of debt, net of issuance costs, of $70,266, and cash provided by operating activities of $1,847. Such cash inflows were partially offset by $135,548 in expenditures for vessels and other property, $60,000 in prepayments of the 2017 Term Loan in conjunction with the 2017 Debt Facilities Second Amendment, $2,069 in redemption of the 10.75% Subordinated Notes, $30,000 in repayment of the 2017 Revolver facility and scheduled principal amortization totaling $22,596 for the 2017 Term Loan, the Sinosure Credit Facility and the ABN Term Loan Facility.

As of September 30, 2018, we had total liquidity on a consolidated basis of $173,860 comprised of $123,860 of cash (including $32,313 of restricted cash) and $50,000 of undrawn revolver capacity. Total cash and liquidity decreased by $31,085 shortly after quarter end due to interest and principal amortization payments as well as the settlement of the amount due to Euronav as discussed below.

Restricted cash of $32,313 as of September 30, 2018 represents legally restricted cash relating to the Sinosure Credit Facility, ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities.

INTERNATIONAL SEAWAYS, INC.

As of September 30, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $827,985 and a total debt to total capitalization of 45.1%, which compares with 33.7% at December 31, 2017.

Sources, Uses and Management of Capital

Net cash provided by operating activities in the nine months ended September 30, 2018 was $1,847. In addition to future operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

On October 19, 2018, the Company filed a Registration Statement on Form S-3 (“Shelf Registration”) with the Securities and Exchange Commission (“SEC”). Following the effective date of the Shelf Registration, the Company may from time to time offer equity or debt securities at an aggregate offering price not to exceed $100,000. This Shelf Registration replaces the remaining $75,000 balance of a shelf registration on Form S-3 that was declared effective in May 2018.

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

The Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems (“Scrubbers”) on seven of its modern VLCCs, with an option for a further three systems covering the remaining three modern VLCCs in its fleet. The option was exercised in November 2018. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on eleven vessels with options for the purchase and installation of systems for up to an additional 14 vessels in the Company’s fleet. These systems are intended to be funded with available liquidity, proceeds from the sales of vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities. As of September 30, 2018, the Company’s aggregate purchase commitments for these systems are approximately $40,742 (see Aggregate Contractual Obligations Table below) and could increase by up to an additional $35,000 if all the options for the additional units are exercised. Such options expire between November 2018 and December 2020.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2018, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

INTERNATIONAL SEAWAYS, INC.

As discussed in Note 5, “Vessels,” to the accompanying condensed consolidated financial statements, on April 18, 2018, the Company, entered into a stock purchase and sale agreement with Euronav for the purchase of the holding companies for six VLCCs from Euronav for an aggregate price of $434,000, inclusive of any assumed debt, in connection with the closing of Euronav’s acquisition of Gener8 Maritime, Inc. (the ‘Transaction”). In connection with the Transaction and in order to finance portions of the consideration in connection therewith, and for other general corporate purposes, as applicable, the Company completed the following transactions during the first half of 2018:

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

The balance payable to Euronav for the other assets and liabilities of the vessel holding companies acquired was determined to be $20,935 and is included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2018. This amount was paid in full to Euronav in October 2018.

INTERNATIONAL SEAWAYS, INC.

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

INTERNATIONAL SEAWAYS, INC.

In conjunction with the Transaction, the Company acquired a pay-fixed, receive-variable interest rate swap agreement with a major financial institution that effectively fixes the interest rate on the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility, which was $299,179 as of September 30, 2018. The Interest Rate Swap contains no leverage features. In July 2018, the Company amended the interest rate swap agreement to increase the fixed rate from 2.047% to 2.99%, effective September 21, 2018. The maturity date of March 21, 2022 remained unchanged. In conjunction with such amendment, the Company received a cash settlement of $7,677 from the counterparty to the transaction.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,375, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the Transaction, to repay a portion of its outstanding 2017 Term Loan Facility and for general corporate purposes.

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

INTERNATIONAL SEAWAYS, INC.

10.75% Subordinated Notes

On June 13, 2018, the Company completed the Private Placement to certain funds and accounts managed by BlackRock. The 10.75% Subordinated Notes are unsecured and rank junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Term Loan Facility, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,000, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement, together with the net proceeds from the Public Offering, to fund a portion of the Transaction and the offer to prepay a portion of the obligation of ISOC under the Term Loan B Facility.

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

On September 17, 2018, the Company repurchased $2,069 of the 10.75% Subordinated Notes at a price equal to 100% of the principal amount.

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

INTERNATIONAL SEAWAYS, INC.

Outlook

We believe our balance sheet gives us flexibility to continue pursuing fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positions us to generate sufficient cash to support our operations over the next twelve months. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Off-Balance Sheet Arrangements

As of September 30, 2018, the FSO Joint Venture and the LNG Joint Venture had total bank debt outstanding of $761,697, of which $662,951 was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of September 30, 2018, the maximum potential amount of future principal payments (undiscounted) that INSW could be required to make relating to equity method investees secured bank debt was $98,746 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $806.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2018 follows:

						Beyond
	2018	2019	2020	2021	2022	2022	Total
2017 Term Loan - floating rate(1)	$25,390	$62,618	$60,665	$58,512	$406,274	$-	$613,459
ABN Term Loan - floating rate(2)	1,259	4,915	4,722	4,522	4,325	13,142	32,885
Sinosure Credit Facility - floating rate(3)	9,665	37,957	36,802	35,309	33,010	231,787	384,530
8.5% Senior Notes - fixed rate	1,240	2,125	2,125	2,125	2,125	26,062	35,802
10.75% Subordinated Notes - fixed rate	751	3,003	3,003	3,631	3,631	29,746	43,765
Operating lease obligations(4)
Bareboat Charter-ins	1,582	6,278	6,295	6,278	6,278	6,828	33,539
Time Charter-ins	6,413	5,504	-	-	-	-	11,917
Vessel betterment purchase commitments(5)	10,316	27,336	2,854	118	118	-	40,742
Total	$56,616	$149,736	$116,466	$110,495	$455,761	$307,565	$1,196,639

INTERNATIONAL SEAWAYS, INC.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective one-month LIBOR rate as of September 30, 2018 of 2.08% and applicable margins for the 2017 Term Loan Facility of 6.0%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2018. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of September 30, 2018 of 2.33% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2022, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering a notional amount of $299,179 at September 30, 2018 that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99%.

(4)	As of September 30, 2018, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(5)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on eleven vessels and the purchase and installation of scrubbers on seven of its VLCC tankers. In addition, the Company is party to agreements granting INSW the option to purchase additional ballast water treatment systems for installation between 2019 and 2021 and additional scrubbers for installation between 2019 and 2020. If exercised, these options could increase the Company’s commitments by up to approximately $35,000. The Company’s ability to exercise the options expires between November 2018 and December 2020.

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

The Company is party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement contains no leverage features and has a cap rate of 2.605% through the termination date of December 31, 2020. Additionally, the Company is party to an Interest Rate Swap agreement with a major financial institution covering the entire currently outstanding notional amount of the Sinosure Credit Facility. The Interest Rate Swap agreement contains no leverage features and has a fixed rate of 2.99% through the termination date of March 21, 2022.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K and our June 30, 2018 Form 10-Q. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K and June 30, 2018 Form 10-Q, except for the following:

Risks Related to Our Company

The Company plans to modify its vessels in order to comply with new air pollution regulations by retrofitting exhaust gas cleaning systems (or “scrubbers”) on certain vessels and making certain other modifications to the remaining vessels in its fleet. If the Company does not successfully manage the process of installing scrubbers or making modifications to its other vessels, if unforeseen complications arise during installation or operation of scrubbers, or if the Company does not fully realize the anticipated benefits from installing scrubbers, it could adversely affect the Company’s financial condition and results of operations.

In October 2016, the International Maritime Organization (“IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which lowers sulfur emission levels from 3.5% to 0.5% (the “IMO 2020 Regulations”). Vessel owners and operators may comply with this regulation by (i) using 0.5% sulfur fuels, which will be available to an as-yet unknown extent around the world by 2020 and likely at a higher cost than 3.5% sulfur fuel; (ii) installing exhaust gas cleaning systems (or “scrubbers”); or (iii) by retrofitting vessels to be powered by liquefied natural gas rather than oil fuel. For further discussion of the IMO 2020 Regulations, see Item 1, “Business ___ Environmental and Security Matters Relating to Bulk Shipping” in the Company’s Annual Report on Form 10-K for 2017.

In consideration of the IMO 2020 Regulations, the Company has signed contracts with a supplier and a system installer for the purchase and installation of scrubbers to be installed on ten of its modern VLCCs. These scrubbers are expected to be installed prior to January 1, 2020 or shortly thereafter. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. Each vessel will require bespoke modifications to be made in order to install a scrubber, the scope of which will depend on, among other matters, the age and type of vessel, its engine and its existing fixtures and equipment. The purchase and installation of scrubbers will involve significant capital expenditures, and the vessel will be out of operation for as long as 30 days or more in order for the scrubbers to be installed. In addition, while the Company has entered into arrangements with respect to shipyard drydock capacity to implement these scrubber installations, those arrangements may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause the Company’s vessels to be out of service for even longer periods or the installation dates to be delayed. In addition, as there is a limited operating history of scrubbers on vessels such as those owned or operated by the Company, the operation and maintenance of scrubbers on these vessels is uncertain. Any unforeseen complications or delays in connection with acquiring, installing, operating or maintaining scrubbers installed on the Company’s vessels could adversely affect the Company’s results of operations and financial condition.

Furthermore, it is uncertain how the availability of high-sulfur fuel oil around the world will be affected by implementation of the IMO 2020 Regulations, and both the price of high-sulfur fuel generally and the difference in cost between the price of such fuel and low-sulfur fuel after January 1, 2020 are also uncertain. Scarcity in the supply of high-sulfur fuel, or a lower-than-anticipated difference in the costs between the two types of fuel, may cause the Company to fail to recognize anticipated benefits from installing scrubbers, which could adversely affect the Company’s results of operations and financial condition.

With respect to owned or operated vessels on which the Company does not install scrubbers, the Company also currently expects to make more limited capital expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel. There is limited or no operating history of using low-sulfur fuel on these vessels, so the impact of using such fuel on such vessels is uncertain. The costs of such capital expenditures, while lower than the costs associated with installing a scrubber, are not insignificant. In addition, those vessels will likely incur higher fuel costs associated with using more expensive 0.5% sulfur fuel. Such costs may be material and could adversely affect the Company’s results of operations and financial condition, particularly in any case where vessels owned or operated as part of the Company’s business are unable to pass through the costs of higher fuel to charterers due to competition with vessels that have installed scrubbers, market conditions or otherwise.

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

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. See Item 1, “Business ___ Environmental and Security Matters Relating to Bulk Shipping” in the Company’s Annual Report on Form 10-K for 2017.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the E.U., the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping” in the Company’s Annual Report on Form 10-K for 2017. The Company has signed contracts with a manufacturer and a qualified system installer for the purchase and installation of scrubbers on ten of its modern VLCCs. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of September 30, 2018, 12 of the Company’s 14 VLCCs participate in the TI pool; both of its Suezmaxes participate in the Blue Fin pool; all six Aframaxes participate in the SIGMA pool; all of the Company’s seven crude Panamaxes and all four LR1s participate directly or indirectly in the PI pool; its only LR2 participates in the Navig8 Alpha 8 pool; and all 12 of its MRs participate in the CPTA pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

The Company currently owns an interest in six of its vessels through three joint ventures, two in which the Company has a 50% ownership interest and a third in which the Company has a 49.9% ownership interest, together with other third-party vessel owners and operators in the Company’s industry. See Item 1, “Business — Fleet Operations” in the Company’s Annual Report on Form 10-K for 2017. The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint ventures to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, the carrying values of the Company’s investments in its joint ventures may differ significantly from their fair market value.

In addition to the risks relating to financial, operational, regulatory and other matters set forth in the Company’s Annual Report on Form 10-K for 2017 and its Quarterly Reports on Form 10-Q for quarters in 2018, a joint venture involves certain risks such as:

•	INSW may not have voting control over the joint venture;

•	INSW may not be able to maintain good relationships with its joint venture partner;

•	The joint venture partner at any time may have economic or business interests that are inconsistent with INSW’s and may seek concessions from INSW;

•	The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to INSW;

•	The joint venture may experience operating difficulties and financial losses or be subject to disagreements among its joint venture partners or with its respective counterparty regarding operational, financial or other matters, which may adversely affect the Company’s results of operations and financial condition and lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and INSW;

•	The joint venture or venture partner could lose key personnel; and

•	The joint venture partner could become bankrupt requiring INSW to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

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

No shares were repurchased during the three months ended September 30, 2018. The maximum number of shares that may still be purchased under the program as of September 30, 2018 was 1,350,907 shares, which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased during 2017. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt agreements.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 76.

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 7, 2018	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 7, 2018	/s/ Jeffrey D. Pribor
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

*Filed herewith

