Form 10-K
period 2018-12-31
International Seaways, Inc.
filed 2019-03-12
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 1-37836-1

INTERNATIONAL SEAWAYS, INC.

(Exact name of registrant as specified in its charter)

Marshall Islands	98-0467117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-578-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	New York Stock Exchange
8.5% Senior Notes due 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $498,144,337, based on the closing price of $23.14 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of March 8, 2019: common stock, no par value, 29,199,074 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References to “OSG” refer to Overseas Shipholding Group, Inc., our former parent company, prior to our spin-off on November 30, 2016.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct and ethics, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

 i

•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet, to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates, with its joint ventures and with its significant customers and the ability of such commercial pools and joint ventures to pursue a profitable chartering strategy;
•	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to provide a full service lightering business model to customers, including to competitively offer ship-to-ship support services;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the impact of the discontinuance of LIBOR after 2021 on interest rates of our debt that reference LIBOR;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in INSW’s revenues;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of INSW’s vessels by maritime claimants;
•	changes in laws, treaties or regulations, including those relating to environmental and security matters; and
•	changes in worldwide trading conditions, including the impact of tariffs and other restrictions on trade and the impact that Brexit might have on global trading parties.

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

Consolidated Net Debt to Pledged Assets Value—Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents and non-current restricted cash, divided by the fair value of the Company’s owned fleet of vessels and the Company’s investment in the FSO Joint Venture.

Consolidated Net Debt to Book Capital— Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents and non-current restricted cash divided by total equity.

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

Emission Control Area—A sea area in which stricter controls are established to minimize airborne emissions from ships as defined by Annex VI of the 1997 MARPOL Protocol.

Exclusive Economic Zone—An area that extends up to 200 nautical miles beyond the territorial sea of a state’s coastline (land at lowest tide) over which the state has sovereign rights for the purpose of exploring, exploiting, conserving and managing natural resources.

Exhaust Gas Cleaning System (“Scrubber”)—Shipboard equipment intended to reduce sulfur air emissions to within regulatory limits.

Floating Storage Offloading Unit or FSO—A converted or new build barge or tanker, moored at a location to receive crude or other products for storage and transfer purposes. FSOs are not equipped with processing facilities.

FSO Joint Venture—the two joint ventures between wholly-owned subsidiaries of the Company and Euronav N.V. that each owns one FSO.

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

International Flag—International law requires that every merchant vessel be registered in a country. International Flag vessel refers to those vessels that are registered under a flag other than that of the United States.

LIBOR—the London Interbank Offered Rate.

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

Scrubber—See Exhaust Gas Cleaning System.

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed once every five year period. Special surveys require a vessel to be drydocked.

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

VLCC—VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of approximately 200,000 to 320,000 deadweight tons. VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, from West Africa to the United States and Asian destinations and from the Americas to Asian destinations.

Voyage Charter—A charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all Voyage Expenses, and all Vessel Expenses unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.

Voyage Expenses—Includes fuel, port charges, canal tolls, cargo handling operations and brokerage commissions paid by the Company under voyage charters. These expenses are subtracted from shipping revenues to calculate TCE revenues for voyage charters.

 v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trades. At December 31, 2018, the Company owned or operated a fleet of 48 vessels (totaling an aggregate of 7.1 million dwt and 864,800 cbm), all of which operated in the International Flag market. The Marshall Islands is the principal flag of registry of the Company’s vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

The Company’s vessel operations are organized into two segments: Crude Tankers and Product Carriers. Our 48-vessel fleet consists of VLCC, Suezmax, Aframax, and Panamax crude tankers, as well as LR1, LR2 and MR product carriers. Through joint venture partnerships, our fleet also includes ownership interests in four LNG carriers and two FSO service vessels (together the “JV Vessels”).

INSW generally charters its vessels to customers either for specific voyages at spot rates through the services of pools in which the Company participates, or for specific periods of time at fixed daily amounts through time charters or bareboat charters. Spot market rates are highly volatile, while time charter and bareboat charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “— Fleet Operations — Commercial Management” below.

Fleet Renewal

With a focus on strengthening the Company’s fleet profile and earnings power ahead of an anticipated market recovery, the Company has opportunistically disposed of some of its older vessel tonnage and invested over $600 million in modern vessels at historically low asset prices since its November 2016 spin-off from its former parent company. These investments included the acquisition of two Suezmax newbuilding resales and a 2010-built VLCC during the second half of 2017 and the acquisition of six 300,000 DWT VLCCs consisting of five 2016-built and one 2015-built (collectively, the "Six VLCCs") during 2018. The Company also disposed of 13 owned vessels with an average age of 16.3 years during 2017 and 2018. As of December 31, 2018, the Company’s fleet renewal program has reduced the average age of the Company’s owned and operated fleet by approximately three years from 11.5 years at the end of 2016 to 8.7 years at the end of 2018 while increasing the deadweight tonnage of the Company’s fleet by approximately 11.5%.

To close on the acquisition of the Six VLCCs, on June 14, 2018 (the “Closing Date”), the Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., the sole member of six limited liability companies each of which holds title to one of the Six VLCCs (such purchase, the "Transaction"). The Transaction was completed pursuant to the terms of the Stock Purchase and Sale Agreement (the "SPA") dated as of April 18, 2018, by and among Seaways Holding Corporation, a wholly-owned subsidiary of the Company, Euronav NV ("Euronav") and Euronav MI II Inc., a wholly-owned subsidiary of Euronav. The purchase price for the Transaction was $434,000, inclusive of assumed debt secured by the Six VLCCs. On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. Additional cash consideration totaling $20,935 was paid to Euronav in October 2018 for the other assets and liabilities of Gener8 Maritime Subsidiary VII. In connection with the Transaction and in order to finance portions of the consideration in connection therewith, and for other general corporate purposes, as applicable, the Company completed the following transactions during the first half of 2018:

(i)	Sale of five of its vessels consisting of one VLCC tanker, one Aframax tanker, and three MR tankers (one of which the Company agreed to sell in 2017) for approximately $54,850 in net proceeds;
(ii)	Entry into sale-leaseback transactions yielding approximately $39,300 in net proceeds in respect of two Aframax tankers in the first quarter of 2018;
(iii)	Refinancing of its FSO Joint Venture, pursuant to which on March 29, 2018, the FSO Joint Venture entered into a $220,000 Senior Secured Credit Facility. Such agreement is made up of a term loan of $110,000 and a revolving credit facility of $110,000 available to the FSO Joint Venture. The FSO Joint Venture drew down the facility in full on April 26, 2018 and distributed $110,000 of the loan proceeds to the Company;
(iv)	Sale of $25,000 of its 8.50% notes due 2023 (the "8.50% Senior Notes") on May 31, 2018;
(v)	Sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") on June 13, 2018;

1
International Seaways, Inc.

(vi)	Entry into a credit agreement, secured by the Seaways Raffles, a 2010-built VLCC tanker, and dated as of June 7, 2018, by and among Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned subsidiary of the Company, the Company (as a guarantor), certain other guarantors which are subsidiaries of the Company, lenders named therein and ABN AMRO Capital USA LLC as lead arranger and facility agent (the "ABN Term Loan Facility"), and the related $28,463 drawdown thereunder on June 12, 2018;
(vii)	Entry into a second amendment (the "2017 Debt Facilities Second Amendment") of the Credit Agreement dated as of June 22, 2017 (as amended by that certain First Amendment to Credit Agreement dated as of July 24, 2017 and by the 2017 Debt Facilities Second Amendment, the "2017 Term Loan Facility"), by and among the Company, International Seaways Operating Corporation ("ISOC"), OIN Delaware LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent for the Lenders and as collateral agent and mortgage trustee for the Secured Parties, and Skandinaviska Enskilda Banken AB (publ), as swingline lender with effect as of the Closing Date;
(viii)	The assumption of outstanding debt under the Sinosure Credit Facility with effect as of June 14, 2018; and
(ix)	Sale of the Seaways Laura Lynn, a ULCC tanker, to Euronav in late June 2018 for approximately $32,300 in net proceeds.

Addressing Greenhouse Gas Emissions and Environmental, Social and Governance Initiatives

We recognize that greenhouse gas (“GHG”) emissions, which are largely caused by burning fossil fuels, contribute to the warming of the global climate system. Our industry, which is heavily dependent on the burning of fossil fuels, faces the dual challenge of reducing its carbon footprint by transitioning to the use of low-carbon fuels while extending the economic and social benefits of delivering energy to consumers across the globe. We welcome and support efforts, such as those led by the Task Force on Climate-related Financial Disclosures (“TCFD”), to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities particular to our industry. The Company’s governance, strategy, risk management and performance monitoring efforts in this area are evolving and will continue to do so over time:

Governance – Our Board of Directors, which includes six independent members, as well as experts in shipping and compliance, engages in regular discussions relating to environmental matters and the Company’s response to climate change-related risks and opportunities. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board of Directors.

Strategy – We are committed to Environmental, Social and Governance (“ESG”) practices as a part of our core culture. Accordingly, we strive to meet, and when possible and appropriate, exceed minimum compliance levels for all applicable rules and regulations governing the maritime industry, which include the IMO 2020 Regulations described below and the items described in the “Environmental and Security Matters Relating to Bulk Shipping” section below. To achieve our goals, we have taken actions which include:

-	The establishment of a compliance program to address the IMO 2020 Regulations (as described below);
-	The implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption, and CO2 and greenhouse gas emissions;
-	The installation of Ballast Water Treatment Systems on ten of our vessels, with further installations scheduled to take place in 2019;
-	Specifically targeting ships with lower overall fuel consumption when selecting vessel purchase candidates in order to reduce our fleet’s contribution to greenhouse gas emissions; and
-	Making a commitment to implement and practice environmentally and socially responsible ship recycling.

Risk Management – Due to the nature of our business, environmental and climate change-related risks are included in key risks discussed at the Board of Directors level. What we believe to be the most significant of such risks are described in the “Item 1A – Risk Factors” section below.

Metrics and Targets – As a part of the actions described in the “Strategy” section above, we are working to establish appropriate metrics by which to measure our performance and drive improvement.

IMO 2020 Low-Sulfur Emissions Regulations

The IMO has implemented regulations that limit the sulfur content of fuel used in vessels from January 1, 2020 to 0.5% m/m (mass by mass) worldwide. Vessel owners and operators may comply with this regulation by (i) using 0.5% sulfur fuels, which will be available to an as-yet unknown extent around the world by 2020 and likely at a higher cost than the 3.5% sulfur fuel (“HFO”) currently used; (ii) installing exhaust gas cleaning systems (also known as “scrubbers,” which would allow continued use of 3.5% sulfur fuel); or (iii) retrofitting vessels to be powered by liquefied natural gas rather than fuel oil.

2
International Seaways, Inc.

In consideration of the forthcoming low-sulfur fuel oil requirements of the IMO 2020 Regulations, (see “Item 1A – Risk Factors – “The Company plans to modify its vessels in order to comply with new air pollution regulations by installing exhaust gas cleaning systems (or “scrubbers”) on certain vessels and making certain other modifications to the remaining vessels in its fleet to allow such vessels to burn compliant fuel. If the Company does not successfully manage the process of installing scrubbers or making modifications to its other vessels, if unforeseen complications arise during installation or operation of the scrubbers, or if the Company does not fully realize the anticipated benefits from installing the scrubbers, it could adversely affect the Company’s financial condition and results of operations” section below), during 2018 the Company signed contracts with a supplier and a system installer for the purchase and installation of exhaust gas cleaning systems (“scrubbers”) on its ten modern VLCCs in 2019 or shortly thereafter. The Company believes it is taking a prudent portfolio approach by investing in its ten modern VLCCs, which account for approximately 40% of the Company’s total fleet fuel consumption; spend more time on long deep sea passages; and generally travel on routes served by major bunkering hubs. The combination of these factors and the current forecasts of the spread between HFO and low-sulfur fuel oil between 2020 and 2023, leads management to believe that installing scrubbers on its ten modern VLCCs will result in a shorter investment payback period than for any of the Company’s other vessel classes. The Company intends to fund these scrubber installations with available liquidity, proceeds from the sales of older vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities.

With respect to owned or operated vessels on which the Company does not install scrubbers, the Company plans to make more limited capital expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company.

Strategy

Our primary objective is to maximize stockholder value through the shipping industry cycles by generating strong cash flows through the combination of higher returns available from time to time in the spot market, which we currently participate in through our membership in a number of commercial pools, coupled with selective time charters; maintaining and growing our Crude Tankers Lightering market share and profits; maintaining cash flows from our joint venture investments; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions. We seek to execute our strategy in a manner consistent with the ESG principles described above. The key elements of our strategy are:

Generate strong cash flows through a blend of spot market and period market exposure

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the International Flag tanker market. We will continue to pursue an overall chartering strategy which blends a substantial spot rate exposure that provides us with higher returns when the more volatile spot market is stronger with short-term time charters that provide more stable cash flows.

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy presently offers significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. We currently participate in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Sigma Tankers (“SIGMA”), Blue Fin Tankers (“BLUE FIN”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”) and Navig8 Tankers – Alpha 8 (“NAVIG8-ALPHA8”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2018, five of our Panamaxes are on time charters to our partners in the PI pool that expire during 2019. In addition, the vessels operated by our joint ventures are deployed on long-term time charters. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We will continue to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we will continue to execute on our plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or resales or newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to continue to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities have and will continue to help us maintain a diverse, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

3
International Seaways, Inc.

Maintain an appropriate and flexible financial profile.

We have maintained a strong balance sheet that has allowed us to take advantage of strategic opportunities during the low end of the tanker cycle. Through disciplined capital allocation and without issuing equity, we successfully funded over $600 million worth of vessel acquisitions between July 2017 and June 2018 using cash generated from operations, proceeds from the sale of older vessels and the issuance or assumption of debt while maintaining what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in public company shipping sector. As of December 31, 2018, we had total liquidity on a consolidated basis of $167 million, comprised of $117 million of cash (including $59 million of restricted cash) and $50 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Pledged Assets Value and Consolidated Net Debt to Book Capital ratios of 49.9% and 40.7%, respectively.

Customers

INSW’s ultimate customers, including those of the pools in which we participate, include major independent and state-owned oil companies, oil traders, refinery operators and international government entities.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2018, INSW’s operating fleet consisted of 48 vessels, 36 of which were owned and 6 of which were chartered in. In addition, through joint venture partnerships, INSW has ownership interests in four LNG carriers and two FSO service vessels. Vessels chartered-in include bareboat charters and time charters. The six chartered-in vessels are currently scheduled to be redelivered to their owners between June 2019 and March 2024. Certain of the charters provide INSW with renewal and purchase options. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2018
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt(2)
Crude Tankers
VLCC	13	13.0	-	-	13	13.0	3,950,110
Suezmax	2	2.0	-	-	2	2.0	316,864
Aframax	3	3.0	2	2.0	5	5.0	562,943
Panamax	7	7.0	-	-	7	7.0	487,490
Total	25	25.0	2	2.0	27	27.0	5,317,407
Product Carriers
LR2	1	1.0	-	-	1	1.0	109,999
LR1	4	4.0	-	-	4	4.0	297,710
MR	6	6.0	4	4.0	10	10.0	498,471
Total	11	11	4	4.0	15	15.0	906,180
Total Owned and Operated Fleet	36	36.0	6	6.0	42	42.0	6,223,587
JV Vessels
FSO	2	1.0	-	-	2	1.0	864,046
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total Operating Fleet	42	39.0	6	6.0	48	45.0	7,087,633 and 864,800 cbm
(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at inception.
(2)	LNG Carrier capacity described in cbm.

4
International Seaways, Inc.

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2018, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, Aframaxes and Panamaxes engaged in the worldwide transportation of unrefined petroleum.

This segment also includes our Crude Tankers Lightering business through which we provide ship-to-ship (or “STS”) lightering support services and full-service STS lightering to customers in the U.S. Gulf (“USG”), U.S. Pacific, Grand Bahama and Panama regions. In STS lightering support service, we provide the personnel and equipment (hoses and fenders) to facilitate the transferring of cargo between seagoing ships positioned alongside each other, either stationary or underway. In full service STS lightering, we provide the lightering vessel, usually an Aframax tanker, in addition to the personnel and equipment to facilitate the transferring of cargo. Demand for lightering services is significantly affected by the level of crude oil imports by the United States and, in recent years, by the increased volumes of crude oil exports by the United States. Transshipment of such crude oil exports currently represents approximately 30% of our lightering volumes. Our customers include primarily oil companies and trading companies that are importing or exporting crude oil in the USG to or from larger Suezmax and VLCC vessels, which are prevented from using certain ports due to their size and draft.

Product Carriers

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

In order to enhance vessel utilization and TCE revenues, the Company has deployed its Crude Tankers and Product Carriers into various commercial pools, commercial management agreements and time charters. See “— Commercial Pools and other Commercial Management Arrangements” below.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 90% of the Company’s aggregate TCE revenues in 2018, 80% in 2017 and 76% in 2016. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

5
International Seaways, Inc.

Time and Bareboat Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 10% of the Company’s TCE revenues in 2018, 20% in 2017, and 24% in 2016. Our two FSO joint venture vessels are employed under five-year service contracts expiring 2022 and our four LNG joint venture vessels are employed under 25-year time charters that expire between 2032 and 2033, with two five-year option periods thereafter.

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

Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”), thereby reducing wait time and providing a high level of service to customers.

The Company also employs third-party commercial managers on a limited basis for some of its ships in the spot market through Commercial Management Agreements (“CMAs”). Under the CMAs, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee.

The table below summarizes the commercial deployment of INSW’s conventional tanker fleet as of December 31, 2018.

	Vessel Class
Commercial Deployment	VLCC	Suezmax	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International	12	-	-	-	-	-	-	12
Sigma Tankers	-	-	5	-	-	-	-	5
Blue Fin Tankers	-	2	-	-	-	-	-	2
Panamax International	-	-	-	-	-	4	-	4
Navig8 Tankers - Alpha8	-	-	-	-	1	-	-	1
Clean Products Tankers Alliance	-	-	-	-	-	-	10	10
Time / Bareboat charter-out	-	-	-	5	-	-	-	5
Commercial Management Agreements (1)	1	-	-	2	-	-	-	3
Total	13	2	5	7	1	4	10	42
(1)	A 2003-built Panamax commercially managed by the PI Pool was off-hire as of December 31, 2018 to facilitate the vessel’s dry docking. The vessel was redelivered to the PI Pool in February 2019 under a time charter agreement expiring August 2019 with an option to extend for another six months.

6
International Seaways, Inc.

Technical Management

We have agreements with third-party managers to outsource the technical management of the Company’s conventional tanker fleet. The managers supervise the technical management of our vessels to ensure consistent quality and integrity of our operations. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, with the managers acting as agents on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shore-side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the International Maritime Organization and the U.S. Coast Guard.

The JV Vessels are technically managed by the Company’s joint venture partners.

Joint Ventures

The Company also has interests in the following joint ventures:

•	The Company has a 50% interest in the FSO Joint Venture. North Oil Company (“NOC”) awarded service contracts for the FSO Joint Venture to provide two vessels to NOC to perform FSO services in the Al Shaheen Field off the shore of Qatar until 2022. The two custom-made FSO service vessels, each having a capacity of three million barrels, have been serving the Al Shaheen field without interruption since 2010. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter.

On March 29, 2018, the FSO Joint Venture entered into a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa Limited and TI Asia Limited, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company; maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. The FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to partially fund the purchase of the Six VLCCs (See Fleet Renewal section above). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018.

We received cash distributions totaling $83,300 from the FSO Joint Venture during the three-years ended December 31, 2018, excluding the distribution attributable to the $110,000 of proceeds from the FSO Term Loan, of which $24,100 was received during 2018 and we estimate we will receive approximately $18,000 in cash distributions during 2019.

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

The long-term bank financing obtained by the LNG Joint Venture is secured by the joint venture’s vessels and bears interest at LIBOR plus a margin of 67.5 or 90 basis points. The loans are repayable in equal quarterly installments with a final balloon payment of $85,000 (per LNG Carrier) due on the fifteenth anniversary of such vessel delivery, which occurred between 2007 and 2008.

7
International Seaways, Inc.

We received cash distributions totaling $10,300 from the LNG Joint Venture during the three years ended December 31, 2018 and we currently estimate that we will receive approximately $2,000 in cash distributions during 2019.

See Item 1A, “Risk Factors — Risks Related to Our Company — The contribution of the Company’s joint ventures to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows” and “The Company plans to modify its vessels in order to comply with new air pollution regulations by installing exhaust gas cleaning systems (or “scrubbers”) on certain vessels and making certain other modifications to the remaining vessels in its fleet to allow such vessels to burn compliant fuel. If the Company does not successfully manage the process of installing scrubbers or making modifications to its other vessels, if unforeseen complications arise during installation or operation of the scrubbers, or if the Company does not fully realize the anticipated benefits from installing the scrubbers, it could adversely affect the Company’s financial condition and results of operations.”

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the International Standards Organization (“ISO”), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, INSW has an open reporting system on all of its ships, whereby seafarers can anonymously report possible violations of INSW’s or its third-party technical manager’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2018, the Company had approximately 1,642 employees comprised of 1,600 seafarers employed on INSW’s fleet and 42 shore-side staff. The seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

COMPETITION

The shipping industry is highly competitive and fragmented. INSW competes with other owners of International Flag tankers, including other independent shipowners, integrated oil companies and state-owned entities with their own fleets, and oil traders with logistical operations and pipelines. INSW’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date and location specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations and experience of crews. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

Approximately 50% of INSW’s lightering activity is in the USG offshore lightering market. INSW’s market share of the USG offshore lightering market was approximately 30-35% during 2018. We remain effectively one of three active full-service lightering businesses in the USG, the other two being AET Tankers Pte Ltd (or AET, a subsidiary of Malaysia International Shipping Corporation Berhad, or MISC) and Teekay Tankers Ltd. USG lightering trade has a steady foundation of demand due to traditional imports into the United States to serve U.S. Gulf Coast refinery demand. Although seaborne crude imports into the United States have declined over the last five years, these lost imports have been more than offset by steadily increasing seaborne crude exports, largely from the USG area.  In the fourth quarter of 2018, the EIA reported USG crude exports at over two million barrels per day.  VLCC and Suezmax class vessels bound for Asia have been transporting the majority of these export barrels and they often require reverse lightering operations. At the end of 2018, export lightering comprised approximately 30% of total volume lightered by the Company in the U.S. Gulf compared to 15% at the end of 2017.

8
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

The Company's vessels undergo regular and rigorous safety inspections and audits which are conducted by the ships’ third-party managers. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require INSW to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require INSW to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

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

The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low-base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). The IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. In April 2018, IMO adopted an initial strategy on the reduction of GHG emissions from ships, with the ultimate goal of eliminating GHG emissions from international shipping as soon as possible during this century. More specifically, under the identified “levels of ambition,” the initial strategy envisages the halt of the growth in GHG emissions from international shipping as soon as possible and then the reduction of the total annual GHG emissions by at least 50% by 2050 compared to 2008 levels. The IMO currently is developing proposed short-term, mid-term and long-term measures to implement the strategy and is planning for a fourth study of GHG emissions in 2019.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the European Union (“EU”). The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period will be for the full year 2019.

9
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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on February 1, 2019 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $186 per ton of the vessel’s tonnage, with a maximum liability of $19.6 million. Under the 1992 Protocol, the liability of the owner is limited to $4.2 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $587 per gross ton thereafter, with a maximum liability of $83.5 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.3 million plus $882 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $125.5 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

10
International Seaways, Inc.

Other International Environmental and Safety Regulations and Standards

Under the ISM Code, promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The third party managers of INSW’s vessels, have safety management systems for the Company’s fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. The ISM Code requires a Document of Compliance (“DoC”) to be obtained for the company responsible for operating the vessel and a Safety Management Certificate (“SMC”) to be obtained for each vessel that such company operates. Once issued, these certificates are valid for a maximum of five years. The company operating the vessel in turn must undergo an annual internal audit and an external verification audit in order to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed twelve months and vessels must undergo an external verification audit twice in a five-year period. The Company’s third party managers have a DoC for their offices.

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

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, INSW has adopted Shipboard Marine Pollution Emergency Plans, which cover potential releases not only of oil but of any noxious liquid substances. Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to United States and EU ports.

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

11
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

China has issued new regulations designating three areas (Pearl River Delta, Yangtze River Delta and the Bohai Sea) as sulfur control areas effective January 1, 2019. Eleven key ports within the designated areas apply the requirement for ships to use fuel containing less than 0.5% sulfur to ships at berth, effective from January 1, 2016. This is a mandatory requirement for all ships at berth in ports within the designated areas from January 1, 2017.

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

The Company believes that its vessels are compliant with the current requirements of Annex VI and that those of its vessels that operate in the EU, Turkey, China, Norway and elsewhere are also compliant with the regional mandates applicable there. However, the Company anticipates that, in the next several years, compliance with the increasingly stringent requirements of Annex VI and other conventions, laws and regulations imposing air emission standards that have already been adopted or that may be adopted will require substantial additional capital and/or operating expenditures and could have operational impacts on INSW’s business. Although INSW cannot predict such expenditures and impacts with certainty at this time, they may be material to INSW’s financial statements.

12
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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,200 per gross ton or approximately $18.8 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,100 per gross ton or $0.94 million per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

13
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

OPA 90 requires training programs and periodic drills for shore-side staff and response personnel and for vessels and their crews. INSW’s third party technical managers conduct such required training programs and periodic drills.

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

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the USCG. The USCG first approved a treatment system as Type Approved in December 2016, and accordingly before such date the USCG had a policy to issue temporary extensions of the compliance dates for the implementation of approved treatment systems. INSW has obtained extensions from the USCG of the treatment system requirement and its first compliance date for any of its vessels was in 2018. INSW expects that its vessels discharging ballast in U.S. waters will have Type Approved treatment systems by their extended compliance dates.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports also is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The current VGP, which was issued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s 2012 final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. The VGP standards and requirements were due for modification and renewal in December 2018, but this renewal has been postponed by the EPA with no fixed date for completion. Until a new VGP program is implemented, the current standards remain in effect.

Certain of the Company’s vessels are subject to more stringent numeric discharge limits under the EPA’s VGP, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under its 2012 final rule. The EPA has determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. Under the ERP, the EPA states that vessels that have received an extension from the USCG are in compliance with all of the VGP’s requirements other than the numeric discharge limits and meet certain other requirements will be entitled to a “low enforcement priority.” While INSW believes that any vessel that is or may become subject to the VGP’s numeric discharge limits during the pendency of a USCG extension will be entitled to such low priority treatment under the ERP no assurance can be given that they will do so.

14
International Seaways, Inc.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. Due to delays by manufacturers in developing ballast water treatment systems that are able to comply with these effluent limits and in creating equipment to reliably test such compliance, the compliance date for all vessels making ballast water discharges in California waters have been deferred to the first scheduled drydocking after January 1, 2020. INSW’s vessels and systems are currently in compliance with the applicable California discharge standards.

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

On December 4, 2018, the USCG Authorization Act of 2018 was enacted, which included the Vessel Incidental Discharge Act (“VIDA”). Under VIDA, the EPA was designated the government agency responsible for establishing standards for U.S. ballast water regulations and the USCG was assigned the responsibility for monitoring and enforcing those standards. VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Ultimately, under VIDA, the discharge of ballast water in the navigable waters of the United States will no longer subject to the VGP or the CWA. The Company plans to continue to monitor the implementation of VIDA at the federal, state, and local levels.

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

15
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

16
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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels are currently, and we expect will be, certified as being “in class”. All new and secondhand vessels that we acquire must be certified prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.75 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2018, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.5 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.5 million per policy year for its owned vessels.

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

TAXATION OF THE COMPANY

INSW is incorporated in the Republic of the Marshall Islands and pursuant to the laws of the Marshall Islands, the Company is not subject to income tax in the Marshall Islands.

17
International Seaways, Inc.

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

In 2018 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2019 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors – We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The legislation did not change the exemption from tax on shipping income provided by section 883 nor have any significant impact on INSW.

18
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

The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

•	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
•	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
•	regional availability of refining capacity and inventories;
•	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
•	developments in international trade generally;
•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
•	environmental and other legal and regulatory developments and concerns;
•	government subsidies of shipbuilding;
•	construction or expansion of new or existing pipelines or railways;
•	weather and natural disasters;
•	competition from alternative sources of energy; and
•	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

•	the number of newbuilding deliveries;
•	the scrapping rate of older vessels;
•	environmental and maritime regulations;
•	the number of vessels being used for storage or as FSO service vessels;
•	the number of vessels that are removed from service;
•	availability and pricing of other energy sources for which tankers can be used or to which construction capacity may be dedicated; and
•	port or canal congestion and weather delays.

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

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;
•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

19
International Seaways, Inc.

•	number of vessels in the world fleet;
•	types and sizes of vessels available;
•	changes in trading patterns affecting demand for particular sizes and types of vessels;
•	cost of newbuildings;
•	prevailing level of charter rates;
•	competition from other shipping companies and from other modes of transportation; and
•	technological advances in vessel design and propulsion and overall vessel efficiency.

Crude vessel values generally decreased during the period from 2016 through the first half of 2018, resulting from the lower TCE rates in the market. During this period, vessel sales were sporadic and financing was difficult for many companies to obtain. These factors reduced newbuilding orders. During the second half of 2018, vessel values stabilized and began to increase. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash through refinancing.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel and other property impairment charges aggregating approximately $19.6 million during 2018 as a result of (i) an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program, and (ii) a held-for-sale impairment related to the sale of one VLCC.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to decline, which could adversely affect INSW’s revenues, profitability and cash flows, as well as the value of its vessels.

INSW depends on short term duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2018, 2017 and 2016, INSW derived approximately 90%, 80% and 76%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 11%, 12% and 14% of the existing world tanker fleet as of December 31, 2018, 2017 and 2016, respectively.

Vessel supply is also affected by the number of vessels being used for floating storage, since vessels used for storage are not available to transport crude oil or petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. From the latter portion of 2016 through 2018, current prices of crude oil have generally been the same or less than future prices, contributing to a decline in storage of oil at sea. Such a decline, if sustained over a long period of time, could have a material adverse effect on INSW’s revenues, profitability and cash flows.

Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.

INSW’s vessels and their cargoes are at risk of being damaged or lost and its vessel crews and shoreside employees are at risk of injury or death because of events including, but not limited to:

•	marine disasters;
•	bad weather;
•	mechanical failures;
•	human error;

20
International Seaways, Inc.

•	war, terrorism and piracy;
•	grounding, fire, explosions and collisions; and
•	other unforeseen circumstances or events.

These hazards may result in death or injury to persons; loss of revenues or property; demand for the payment of ransoms; environmental damage; higher insurance rates; damage to INSW’s customer relationships; and market disruptions, delay or rerouting, any or all of which may also subject INSW to litigation. In addition, transporting crude oil and refined petroleum products creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. The operation of tankers also has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability of the oil transported in tankers. Furthermore, any such incident could seriously damage INSW’s reputation and cause INSW either to lose business or to be less likely to enter into new business (either because of customer concerns or changes in customer vetting processes). Any of these events could result in loss of revenues, decreased cash flows and increased costs.

While the Company carries insurance to protect against certain risks involved in the conduct of its business, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed INSW’s $1.0 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, INSW may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and INSW cannot guarantee that any particular claim will be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover the Company’s losses, INSW may not be able to timely obtain a replacement ship or may suffer other consequential harm or difficulty in the event of a loss. INSW may also be subject to calls, or premiums, in amounts based not only on its own claim records but also the claim records of all other members of the protection and indemnity associations through which INSW obtains insurance coverage for tort liability. INSW’s payment of these calls could result in significant expenses which would reduce its profits and cash flows or cause losses.

Constraints on capital availability may adversely affect the tanker industry and INSW’s business.

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

Global financial markets have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit and deteriorating international liquidity conditions. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

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

21
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

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. There is currently significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, on January 23, 2017, President Trump signed an executive order withdrawing the United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, President Trump has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods in order to reverse what he perceives as unfair trade practices that have negatively impacted U.S. businesses. Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region, the length of time required to transport goods and the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs. Further, increased tensions may adversely affect oil demand, which would have an adverse effect on shipping rates.

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

22
International Seaways, Inc.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom referendum held in 2016 on its membership in the European Union (“EU”) resulted in a majority of U.K. voters voting to exit the EU (“Brexit”). INSW has operations in the United Kingdom and the EU, and as a result, INSW faces risks associated with the potential uncertainty and disruptions that may follow Brexit (which is currently scheduled to occur on March 29, 2019), including with respect to volatility in exchange rates and interest rates, and potential material changes to the regulatory regime applicable to its business or global trading parties. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any of these effects of Brexit, and others INSW cannot anticipate or that may evolve over time, could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

Changes in fuel prices may adversely affect profits.

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns and regulations, including requirements to use certain fuels which are more costly. Fuel may become much more expensive in the future, particularly on and after January 1, 2020 when under Annex VI the global cap on the sulfur content of fuel oil is reduced from 3.5% to 0.5%, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

Acts of piracy on ocean-going vessels could adversely affect the Company’s business.

The frequency of pirate attacks on seagoing vessels remains elevated, particularly off the west coast of Africa and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

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

As of December 31, 2018, INSW had approximately $811 million of outstanding indebtedness, net of discounts and deferred finance costs. In addition, as of the end of 2018, the FSO Joint Venture has outstanding debt of approximately $93 million under the FSO Term Loan and $93 million under the FSO Revolver, which is secured by substantially all of the assets of the FSO Joint Venture. The FSO Term Loan is guaranteed by the Company and the FSO Revolver is guaranteed by INSW’s joint venture partner. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

24
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

Additionally, the Sinosure Credit Facility and ABN Term Loan Facility each require the Company to comply with a number of covenants, including collateral maintenance and financial covenants, restrictions on consolidations, mergers or sales of assets, limitations on liens, limitations on issuance of certain equity interests, limitations on transactions with affiliates, and other customary covenants and related provisions. The ABN Term Loan Facility also requires that it be amended to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50 million), to which the Company is party to, or becomes a party, that are deemed to be materially more advantageous to the lenders under such other agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment in the first quarter of 2019.

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

While the Company was in compliance with these requirements as of December 31, 2018, a decrease in vessel values or a failure to meet such requirements could cause the Company to breach certain covenants in its existing credit facilities, notes and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders under the 2017 Debt Facilities, Sinosure Credit Facility and ABN Term Loan Facility could foreclose on the Company’s owned vessels.

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

25
International Seaways, Inc.

INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligation or pay dividends.

International Seaways, Inc. is a holding company and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries and certain joint ventures. As a result, its ability to satisfy its financial obligations or pay dividends depends on its subsidiaries and their ability to distribute funds to it. In addition, the terms of the Company’s financing agreements restrict the ability of those subsidiaries to distribute funds to International Seaways, Inc.

The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all of its vessels, which depend on additional financing.

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points. In 2018, INSW purchased six vessels. The Company currently does not have any memorandum of agreement or newbuilding construction contracts for future vessel acquisitions. If the Company has such agreements and is unable to fulfill its obligations under them, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third party service providers to, among other things:

•	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;
•	comply with requirements imposed by the U.S. government, the United Nations (“U.N.”) and the EU (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;
•	respond to changes in customer demands for the Company’s vessels;
•	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and
•	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

The failure of third-party service providers to meet such commitments could lead to legal liability or other damages to the Company. The third-party service providers the Company has selected may not provide a standard of service comparable to that the Company would provide for such vessels if the Company directly provided such service. The Company relies on its third-party service providers to comply with applicable law, and a failure by such providers to comply with such laws may subject the Company to liability or damage its reputation even if the Company did not engage in the conduct itself. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

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

26
International Seaways, Inc.

The contribution of the Company’s joint ventures to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently owns an interest in six of its vessels through three joint ventures, two in which the Company has a 50% ownership interest and a third in which the Company has a 49.9% ownership interest. See Item 1, “Business — Fleet Operations”. The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint ventures to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, the carrying values of the Company’s investments in its joint ventures may differ significantly from their fair market value.

In addition to the risks relating to financial, operational, regulatory and other matters set forth in this “Risk Factors” section of this Annual Report on Form 10-K, a joint venture involves certain risks such as:

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

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company recorded impairment charges aggregating approximately $30 million in December 2016 as a result of a decline in the estimated fair value of the FSO Joint Venture.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 90% of INSW’s aggregate TCE revenues in the year ended December 31, 2018, 80% in 2017 and 76% in 2016. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. For example, over the past five years, VLCC spot market rates (expressed as a time charter equivalent), which have ranged from a high of $115,780 per day to $2,812 per day, averaged $48,552 per day in December 2018 on the benchmark route between the Middle East Gulf and Japan. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2018, INSW employed five of its vessels on time charters, with all of those charters expiring in 2019 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when INSW is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), INSW may not be able to obtain charters at attractive rates or at all and could be forced to lay up the vessel until market conditions become more favorable. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

27
International Seaways, Inc.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2018, 12 of the Company’s 13 VLCCs participate in the TI pool; both of its Suezmaxes participate in the Blue Fin pool; all five Aframaxes participate in the SIGMA pool; five of the Company’s seven crude Panamaxes and all four LR1s participate directly or indirectly in the PI pool; its only LR2 participates in the Navig8 Alpha 8 pool; and all 10 MRs participate in the CPTA pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as commercial pools. While the Company believes that all the commercial pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in commercial pools.

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

28
International Seaways, Inc.

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

The Company expects that its vessels will call in ports where smugglers may attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent the Company’s vessels are found with or accused to be carrying contraband, whether inside or attached to the hull of our vessels and whether with or without the knowledge of any of its crew, the Company may face governmental or other regulatory claims which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Additionally, such events could have ancillary consequences under INSW’s financing and other agreements.

Operating costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events relating to secondhand vessels and the consolidation of suppliers.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2018, the weighted average age of the Company’s total owned and operated fleet was 8.7 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

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

The Company plans to modify its vessels in order to comply with new air pollution regulations by installing exhaust gas cleaning systems (or “scrubbers”) on certain vessels and making certain other modifications to the remaining vessels in its fleet to allow such vessels to burn compliant fuel. If the Company does not successfully manage the process of installing scrubbers or making modifications to its other vessels, if unforeseen complications arise during installation or operation of the scrubbers, or if the Company does not fully realize the anticipated benefits from installing the scrubbers, it could adversely affect the Company’s financial condition and results of operations.

In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with its low-sulfur fuel oil requirement, which lowers sulfur emission levels from 3.5% to 0.5% (the “IMO 2020 Regulations”). Vessel owners and operators may comply with this regulation by (i) using 0.5% sulfur fuels, which will be available to an as-yet unknown extent around the world by 2020 and likely at a higher cost than 3.5% sulfur fuel; (ii) installing scrubbers; or (iii) retrofitting vessels to be powered by liquefied natural gas rather than fuel oil. For further discussion of the IMO 2020 Regulations, see Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping”.

29
International Seaways, Inc.

In consideration of the IMO 2020 Regulations, the Company has signed contracts with a supplier and a system installer for the purchase and installation of scrubbers to be installed on ten of its modern VLCCs. These scrubbers are expected to be installed prior to January 1, 2020 or shortly thereafter. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. Each vessel will require bespoke modifications to be made in order to install a scrubber, the scope of which will depend on, among other matters, the age and type of vessel, its engine and its existing fixtures and equipment. The purchase and installation of scrubbers will involve significant capital expenditures, and the vessel will be out of operation for as long as 30 days or more in order for the scrubbers to be installed. In addition, while the Company has entered into arrangements with respect to shipyard drydock capacity to implement these scrubber installations, those arrangements may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause the Company’s vessels to be out of service for even longer periods or the installation dates to be delayed. In addition, as there is a limited operating history of scrubbers on vessels such as those owned or operated by the Company, the operation and maintenance of scrubbers on these vessels is uncertain. Further, certain jurisdictions have banned the use of scrubbers in their territorial waters. Any unforeseen complications or delays in connection with acquiring, installing, operating or maintaining scrubbers installed on the Company’s vessels could adversely affect the Company’s results of operations and financial condition.

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

With respect to owned or operated vessels on which the Company does not install scrubbers, the Company currently expects to make more limited capital expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel. There is limited operating history of using low-sulfur fuel on these vessels, so the impact of using such fuel on such vessels is uncertain. The costs of such capital expenditures, while lower than the costs associated with installing a scrubber, are not insignificant. In addition, those vessels will likely incur higher fuel costs associated with using more expensive 0.5% sulfur fuel. Such costs may be material and could adversely affect the Company’s results of operations and financial condition, particularly in any case where vessels owned or operated as part of the Company’s business are unable to pass through the costs of higher fuel to charterers due to competition with vessels that have installed scrubbers, market conditions or otherwise.

The Company’s operating leases could be replaced on less favorable terms or may not be replaced.

The Company’s operating fleet includes six vessels that have been chartered-in under operating leases. Four of the operating leases of the Company expire in 2019 and two expire in 2024 and may not be replaced at all or on as favorable terms, which could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.

The Company’s efforts to hold or grow the market share of its full-service and STS lightering services may be unsuccessful.

The Company provides STS transfer services in the crude oil and refined petroleum products industries. The markets for STS transfer business are highly competitive and competitors may have greater resources than we do. The markets for STS transfer business and these consultancy services may have different competitive dynamics than our other business, and customers may not engage us to provide these services. As a result, our ability to maintain and/or grow our market share in ship-to-ship transfer services may not be successful.

The Company’s lightering business competes with alternative methods of delivering crude oil to ports and vessels, which may limit our earnings or cause our earnings to decline in this market.

The Company’s lightering business faces competition from alternative methods of delivering crude oil and refined petroleum products shipments to ports and vessels, including several offshore loading and offloading facilities either in operation or in various stages of planning in the USG region. Our lightering revenues may be limited or may decline due to increased availability of such alternative methods.

30
International Seaways, Inc.

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

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance, the impact of the stress of operations and new regulations. If new tankers are built that are more efficient or more flexible or have longer physical lives than the Company’s vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter payments the Company receives for its vessels once their initial charters expire and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

31
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

The Company collects, stores and transmits sensitive data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third-party vendors. In addition, we rely on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The secure storage, processing, maintenance and transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. The Company’s IT network, or those of its customers or third-party vendors, suppliers or counterparties, could be vulnerable to unauthorized access, computer viruses, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attacks on its email system to obtain unauthorized access to confidential information.

The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers, damage our brand, and increase our costs. In order to mitigate the financial impact of the any losses arising from security breaches or computer viruses, the Company has purchased insurance in an amount of $10 million that covers losses arising from such breaches or viruses, including data recovery, extortion, ransomware and business interruption.

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

Future discontinuation of LIBOR may adversely affect the interest rate on certain of our debt facilities which reference LIBOR.

Certain of our debt facilities bear interest at a rate which references LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submission to the administrator of LIBOR going forward. This may cause LIBOR to perform differently that it did in the past and may have other consequences which cannot be predicted.

32
International Seaways, Inc.

If LIBOR were discontinued or otherwise unavailable, the rate of interest on our debt facilities that reference LIBOR will be determined for the relevant period by the fallback provisions applicable to such debt. Depending on the manner in which the LIBOR rate is to be determined, this may in certain circumstances (i) be reliant upon the provision by reference banks of offered quotations for the LIBOR rate which depending on market circumstances, may not be available at the relevant time or (ii) could result in the effective application of a fixed rate based on the rate which applied in the previous period when LIBOR was available. Any of the foregoing could have an adverse effect on the interest rate of our debt which references LIBOR.

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

The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, the U.N. or the EU, which could negatively affect the trading price of the Company’s common shares.

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the U.N. or EU and countries identified by the U.S. government, the U.N. or the EU as state sponsors of terrorism. The U.S., U.N. and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran and Venezuela), even if the vessel does not travel to those countries, or otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

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

33
International Seaways, Inc.

In addition, in complying with OPA 90, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners likely will incur substantial additional capital and/or operating expenditures in meeting new regulatory requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in certain areas and more stringent requirements for management and treatment of ballast water.

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping”. The Company has signed contracts with a manufacturer and a qualified system installer for the purchase and installation of scrubbers on ten of its modern VLCCs. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

34
International Seaways, Inc.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

The shipping industry, and especially vessels that transport crude oil and refined petroleum products, is heavily regulated. In addition, the “oil majors” such as BP, Chevron Corporation, Phillips 66, ExxonMobil Corp., Royal Dutch Shell and Total S.A. have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel, including audits of the management office and physical inspections of the ship. Under the terms of the Company’s charter agreements (including those entered into by pools in which the Company participates), the Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits, respectively. The Company’s failure to maintain any of its vessels to the standards required by the oil majors could put the Company in breach of the applicable charter agreement and lead to termination of such agreement. Should the Company not be able to successfully clear the oil majors’ risk assessment processes on an ongoing basis, the future employment of the Company’s vessels could be adversely affected since it might lead to the oil majors’ terminating existing charters.

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business. For example, in late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees.  In accordance with law, an investigation of the accident was conducted, and filed lawsuits have identified several defendants, including a subsidiary of the Company. For more information about these lawsuits, see Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2019 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2019 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

35
International Seaways, Inc.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of the average value (determined on a quarterly basis) produce or are held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.” For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rental income and royalties other than rental income and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. Although there is no authority under the PFIC rules directly on point, and existing legal authority in other contexts is inconsistent in its treatment of time charter income, we believe that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets. Therefore, we believe that we are not now and have never been a PFIC with respect to any taxable year. There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year. If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

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

36
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

Vessels:

At December 31, 2018, the Company owned or operated an aggregate of 42 vessels (including six chartered-in vessels) and had ownership interests in six additional vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 20, “Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

37
International Seaways, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

	Common stock (INSW)
	High	Low
	(In dollars)
2018
First Quarter	$19.21	$15.67
Second Quarter	$24.41	$17.09
Third Quarter	$23.96	$18.16
Fourth Quarter	$22.27	$16.10

2017
First Quarter	$20.41	$14.39
Second Quarter	$21.67	$18.63
Third Quarter	$23.02	$17.99
Fourth Quarter	$20.88	$16.68

On March 6, 2019, there were 116 stockholders of record of the Company’s common stock.

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

Purchase and Sale of Equity Securities

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were repurchased under such program during the year ended December 31, 2018. As of December 31, 2018, the maximum number of shares that may still be purchased under the Program is 1,350,907 shares which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s 2017 Term Loan Facility. On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021.

On January 9, 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25,000 from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

38
International Seaways, Inc.

We will designate the minimum price per share at which the common shares may be sold and the maximum amount of common shares to be sold through the sales agents during any selling period or otherwise determine such maximum amount together with the sales agents. Each sales agent will receive from us a commission of 3.0% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement on up to aggregate gross proceeds of $12,500 of common shares sold under the Distribution Agreement and a commission of 2.25% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement in excess of aggregate gross proceeds of $12,500 of common shares sold under the Distribution Agreement. In connection with the sale of common stock, each of the sales agents may be deemed an "underwriter" within the meaning of the Securities Act, and the compensation paid to the sales agents may be deemed to be underwriting commission.

The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2016 (as there was no established published trading market for the Company’s common stock prior to this date) and December 31, 2018 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Navios Maritime Acquisition Corporation (NNA) and the Company, referred to as the peer group index. One company previously included in the peer group index, Gener8 Maritime Inc. (GNRT), was acquired by EURN during 2018 and was therefore removed from the index.

39
International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

$200
$175
$150
$125
$100
$75
$50
VALUE OF $100 INVESTED ON 12/01/2016
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
INSW
S&P 500 Index
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

40
International Seaways, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2018, presented below, is derived from our consolidated financial statements. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As previously reported in the Company’s Current Report on Form 8-K dated May 14, 2018, the Company has recast certain information included in selected financial data below to reflect the Company’s retrospective application of Financial Accounting Standards Board Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, and No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which were adopted by the Company in the quarter ended March 31, 2018.

	2018	2017	2016	2015	2014
Shipping revenues	$270,361	$290,101	$398,319	$497,634	$517,018
(Loss)/income from vessel operations	(54,531)	(107,945)	7,207	176,801	4,681
(Loss)/income before reorganization items and income taxes	(89,045)	(106,044)	(17,652)	178,969	(13,827)
Reorganization items, net	-	-	(131)	(5,659)	(104,528)
(Loss)/income before income taxes	(89,045)	(106,044)	(17,783)	173,310	(118,355)
Net (loss)/income	(88,940)	(106,088)	(18,223)	173,170	(119,099)
Depreciation and amortization	72,428	78,853	79,885	81,653	84,931
Net cash (used in)/provided by operating activities	(12,480)	17,395	128,960	260,239	(223,295)
Dividend to OSG	-	-	202,000	200,000	-
Cash and cash equivalents	58,313	60,027	92,001	308,858	178,240
Restricted cash	59,331	10,579	-	8,989	70,093
Total vessels, deferred drydock and other property at net book amount (a)	1,347,568	1,140,363	1,130,607	1,277,486	1,345,863
Total assets	1,848,601	1,664,484	1,662,521	2,029,950	2,035,183
Debt	810,667	552,937	439,651	595,222	601,356
Total equity	1,009,855	1,085,654	1,179,512	1,383,786	1,390,943
Per share amounts:
Basic and diluted net (loss)/income	(3.05)	(3.64)	(0.62)	5.94	(4.08)
Weighted average shares outstanding - basic and diluted	29,136,634	29,159,440	29,157,992	29,157,387	29,157,387
Other data:
Time charter equivalent revenues (b)	243,100	274,995	385,045	475,790	346,987
EBITDA(c)	43,614	14,056	102,464	299,097	24,167
Adjusted EBITDA(c)	68,295	117,775	222,883	300,336	138,823

(a)	Includes vessel held for sale of $5,108 at December 31, 2017.
(b)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2018	2017	2016	2015	2014
Time charter equivalent revenues	$243,100	$274,995	$385,045	$475,790	$346,987
Add: Voyage expenses	27,261	15,106	13,274	21,844	170,031
Shipping revenues	$270,361	$290,101	$398,319	$497,634	$517,018

41
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

For the year ended December 31,	2018	2017	2016	2015	2014
Net (loss)/income	$(88,940)	$(106,088)	$(18,223)	$173,170	$(119,099)
Income tax (benefit)/provision	(105)	44	440	140	744
Interest expense	60,231	41,247	40,362	44,134	57,591
Depreciation and amortization	72,428	78,853	79,885	81,653	84,931
EBITDA	43,614	14,056	102,464	299,097	24,167
Severance costs	-	-	-	-	16,666
Third-party debt modification fees and costs associated with repurchase of debt	1,306	9,240	225	-	-
Separation and transition costs	-	604	9,043	-	-
Technical management transition costs	-	-	-	39	3,417
Loss/(gain) on disposal of vessels and other property, including impairments	19,680	86,855	79,203	(4,459)	(9,955)
Impairment of equity method investments	-	-	30,475	-	-
Write-off of deferred financing costs	2,400	7,020	5,097	-	-
Loss/(gain) on extinguishment of debt	1,295	-	(3,755)	-	-
Reorganization items, net	-	-	131	5,659	104,528
Adjusted EBITDA	$68,295	$117,775	$222,883	$300,336	$138,823

42
International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2018 and 2017 and its results of operations comparing the years ended December 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2018, 2017 and 2016 we derived 72%, 65% and 67% of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2018, we owned or operated an International Flag fleet of 48 vessels aggregating 7.1 million dwt and 864,800 cbm, including six vessels that have been chartered-in under operating leases. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 90%, 80% and 76% of our total TCE revenues in the spot market for the years ended December 31, 2018, 2017 and 2016, respectively.

See Item 1, “Business — Overview and Recent Developments,” for additional information on the Company’s strategy and steps taken during 2018 to address fleet renewal and low-sulfur emissions regulations.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2018 at 100.1 million barrels per day (“b/d”), an increase of 1.4 million b/d, or 1.4%, over the same quarter in 2017. The estimate for global oil consumption for 2019 is 100.7 million b/d, an increase of 1.5% over 2018. OECD demand in 2019 is estimated to increase by 0.6% to 48.1 million b/d, while non-OECD demand is estimated to increase by 2.3% to 52.6 million b/d.

Global oil production in the fourth quarter of 2018 reached 100.6 million b/d, an increase of 2.7% from the fourth quarter of 2017. OPEC crude oil production averaged 32.1 million b/d in the fourth quarter of 2018, an increase of 0.1 million b/d from the third quarter of 2018, and a decrease of 0.4 million b/d from the fourth quarter of 2017. Non-OPEC production increased by 2.8 million b/d to 61.5 million b/d in the fourth quarter of 2018 compared with the fourth quarter of 2017. Oil production in the U.S. increased by 0.6 million b/d from 11.3 million b/d in the third quarter of 2018 to 11.9 million b/d in the fourth quarter of 2018, which was 1.8 million b/d higher than in the fourth quarter of 2017.

U.S. refinery throughput increased by 0.4 million b/d to 17.5 million b/d in the fourth quarter of 2018 compared with the comparable quarter in 2017. U.S. crude oil imports in the fourth quarter of 2018 increased by 0.2 million b/d to 7.9 million b/d compared with the comparable quarter of 2017, with imports from OPEC countries decreasing by 0.4 million b/d, a 12.8% decrease from the fourth quarter in 2017.

43
International Seaways, Inc.

Chinese crude oil imports reached a record 10.4 million b/d in November 2018, followed by 10.3 million b/d in December. For the year, imports averaged 9.2 million b/d, an increase of 10.1% from the 2017 average.

During the fourth quarter of 2018, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 1.8 million dwt as the crude fleet increased by 1.5 million dwt, with VLCCs growing by 2.2 million dwt while the Suezmax and Aframax fleets saw declines of 0.2 and 0.6 million dwt, respectively. The product carrier fleet expanded by 0.4 million dwt with LR1s declining by 0.2 million dwt and MRs increasing by 0.6 million dwt. Year over year, the size of the tanker fleet increased by 6.2 million dwt with the largest increases in the VLCC, Suezmax and MR sectors, while Aframaxes and Panamaxes saw modest growth in the fleet size as scrapping during the period tempered newbuilding deliveries.

During the fourth quarter of 2018, the crude tanker orderbook decreased by 1.4 million dwt overall led by declines in the VLCC orderbook of 2.5 million dwt, with Aframaxes showing a decline of 0.3 million dwt, while the Suezmax orderbook increased by 1.4 million dwt. The product carrier orderbook decreased by 0.6 million dwt, with the Panamax orderbook increasing by 0.1 million dwt and the MR orderbook decreasing by 0.7 million dwt.

From the end of the fourth quarter of 2017 through the end of the fourth quarter of 2018, the total tanker orderbook declined by 7.3 million dwt, with declines in all sectors: VLCC 0.8 million dwt, Suezmax 1.4 million dwt, Aframax 3.2 million dwt, Panamax 0.1 million dwt and MR 1.8 million dwt.

VLCC freight rates were significantly better during the fourth quarter of 2018 compared with the third quarter of 2018, reaching two-year highs. Other crude sectors showed similar strength. Continued strength in oil demand, reduced crude inventories, and a spike in OPEC production in the third quarter all led to the strength in the market. MR rates began the quarter on a weak note then gradually strengthened through the rest of the quarter and into the first quarter of 2019. The first quarter of 2019 similarly began with strength, however the OPEC cuts during the fourth quarter have put downward pressure on rates.

RESULTS FROM VESSEL OPERATIONS

During 2018, the loss from vessel operations decreased by $53,414 to $54,531 from $107,945 in 2017. This improvement resulted primarily from a decreased loss on disposal of vessels including impairments of $67,175 and reductions in third-party debt modification fees, depreciation and amortization, and vessel expenses. The impacts of these items were partially offset by a decline in TCE revenues and an increase in charter hire expenses, which was principally attributable to increased activity in the Company’s Crude Tankers Lightering business.

TCE revenues decreased in 2018 by $31,895, or 12%, to $243,100 from $274,995 in 2017. Approximately $37,668 of this decrease was due to a decline in average daily rates across the majority of INSW’s fleet sectors. Fewer revenue days in the MR sector resulting from vessel sales and redeliveries of charter-ins during 2017 and 2018 also contributed $23,288 to the overall decline in TCE revenue. Partially offsetting these decreases were increases in TCE revenues in the Company’s Crude Tankers Lightering business of $9,134 and revenue days in the VLCC and Suezmax fleets which accounted for a $34,852 increase in TCE revenues. The increased revenue days reflected the acquisitions of seven modern VLCCs and two newbuild Suezmaxes between July 2017 and June 2018.

During 2017, results from vessel operations decreased by $115,152 to a loss of $107,945 from income of $7,207 in 2016. This decrease primarily resulted from reduced TCE revenues, the incurrence of third-party debt modification fees (see Note 8, “Debt,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”), and increased charter hire expenses. Vessel impairment charges also increased by $9,166 to $88,408 in 2017. Such impacts were partially offset by decreases in spin-off related costs and general and administrative expenses in 2017.

The decrease in TCE revenues in 2017 of $110,050, or 29%, to $274,995 from $385,045 in 2016 primarily reflected lower average daily rates across INSW’s fleet sectors, which accounted for a decrease of approximately $111,765.

The increase in charter hire expense in 2017 was principally attributable to increased activity in the Company’s Crude Tankers Lightering business compared with 2016.

See Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted (loss)/income from vessel operations for the segments to loss before income taxes, as reported in the consolidated statements of operations.

44
International Seaways, Inc.

Crude Tankers

	2018	2017	2016
TCE revenues	$175,524	$178,812	$258,171
Vessel expenses	(95,090)	(87,236)	(84,276)
Charter hire expenses	(23,809)	(13,651)	(9,732)
Depreciation and amortization	(54,431)	(56,302)	(52,395)
Adjusted income from vessel operations (a)	$2,194	$21,623	$111,768
Average daily TCE rate	$17,780	$20,525	$29,853
Average number of owned vessels (b)	26.1	25.0	24.0
Average number of vessels chartered-in under operating leases	2.6	0.5	0.3
Number of revenue days: (c)	9,872	8,712	8,648
Number of ship-operating days: (d)
Owned vessels	9,544	9,137	8,784
Vessels bareboat chartered-in under operating leases	578	-	-
Vessels time chartered-in under operating leases (e)	190	-	-
Vessels spot chartered-in under operating leases (e)	174	173	118

(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, separation and transition costs, and loss on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Vessels time and spot chartered-in under operating leases are related to the Company’s Crude Tankers Lightering business.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2018, 2017 and 2016 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $721, $726 and $748 per day in 2018, 2017 and 2016, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017		2016
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
ULCC:
Average rate	$-	$-	$-	$34,867	$-	$43,613
Revenue days	94	-	17	348	-	366
VLCC:
Average rate	$18,881	$13,221	$24,871	$33,756	$41,994	$40,737
Revenue days	3,854	97	2,525	346	2,226	624
Suezmax:
Average rate	$18,973	$-	$17,910	$-	$-	$-
Revenue days	730	-	317	-	-	-
Aframax:
Average rate	$12,808	$-	$13,392	$-	$21,345	$-
Revenue days	2,020	-	2,419	-	2,508	-
Panamax:
Average rate	$12,988	$11,419	$13,030	$14,093	$19,006	$21,094
Revenue days	685	1,984	1,244	1,278	1,726	1,079

45
International Seaways, Inc.

During 2018, TCE revenues for the Crude Tankers segment decreased by $3,288, or 2%, to $175,524 from $178,812 in 2017. Such decrease resulted from (i) lower average blended rates in the VLCC, Aframax and Panamax sectors aggregating approximately $32,657, with the decline for the VLCCs being the most significant, (ii) a decrease in revenue of $11,948 associated with the sale of the Company’s only ULCC, which was idle in 2018 prior to its sale in June 2018, and (iii) a 424-day reduction in Aframax revenue days, which led to a revenue decline of $5,368 and was driven by the sales of two 2001-built Aframaxes during 2018. These decreases in TCE revenues were offset substantially by an increase of $36,792 relating to a 1,682-day increase in VLCC, Suezmax and Panamax revenue days, and a $9,134 increase in revenue in the Crude Tankers Lightering business during the current year. The increased revenue days primarily reflected the acquisitions of (a) two 2017-built Suezmaxes, each of which delivered to the Company in July 2017, (b) one 2010-built VLCC which delivered to the Company in November 2017, (c) a 2015-built and five 2016-built VLCCs which delivered to the Company in June 2018, and (d) 347 fewer drydock days in the Panamax fleet in 2018 compared with 2017. The disposals of a 2001-built VLCC that was held-for-sale as of the end of August 2018 through its sale in October 2018, a 2000-built VLCC in April 2018 and a 2002-built Panamax in September 2018 partially offset the impact of the increased revenue days described above. In addition, the Company sold two 2001-built Aframaxes during 2018. There was a larger disparity in the spot rates earned by the Company’s modern and older VLCCs in the current year versus 2017. VLCCs aged 15 years or less earned an average daily rate of $21,813 per day as compared to the rate for older VLCCs of $12,477 per day in 2018, while in 2017 the VLCCs under 15 years of age earned $26,968 per day as compared to the rate for older VLCCs of $21,898 per day. The market conditions for VLCCs improved significantly during the fourth quarter of 2018 as compared to the first three quarters of 2018 and the disparity in rates tightened, as the VLCCs aged 15 years or less earned a rate of $33,276 per day as compared to a rate of $26,583 for the older VLCCs.

Vessel expenses increased by $7,854 to $95,090 in 2018 from $87,236 in 2017. An increase of approximately $12,840 was attributable to the VLCC and Suezmax sectors and was driven principally by the vessel acquisitions discussed above. Such increase was offset by a decrease of $3,459 in the Panamax fleet primarily relating to lower drydock deviation costs, the timing of repairs and the delivery of spares, and the sale of a 2002-built Panamax in September 2018. The sale of the ULCC noted above also resulted in a $1,805 decrease in vessel expenses in 2018. Charter hire expenses increased by $10,158 to $23,809 in 2018 from $13,651 in 2017 resulting from the impact of the Company executing sale and leaseback transactions for two 2009-built Aframaxes in March 2018 and an increase in chartered-in vessels in the Crude Tankers Lightering business to support increased full service lightering activity, either on a spot or short-term time charter basis which accounted for $5,316 of the increase. The bareboat charters associated with the sold and leased back Aframaxes are for periods ranging from 70 to 73 months and contain purchase options executable by the Company, commencing in the first quarter of 2021. Depreciation and amortization decreased by $1,871 to $54,431 in 2018 from $56,302 in 2017, principally resulting from the impact of reductions in depreciable vessel bases that resulted from impairment charges on 13 vessels recorded in the third and fourth quarters of 2017 and the vessel sales and sale and leaseback transactions described above. These factors were offset to a large extent by the vessel acquisitions described above.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $8,122 for 2018 and $5,062 for 2017, with the performance in the second half of 2018 ending up much stronger than the first half. To support its operations, the Crude Tankers Lightering business time chartered in an Aframax on a short-term basis in late June 2018. This proved to be timely since rates on Aframaxes in the Caribbean spiked later in the year. The increase in the current year’s operating income as compared to the prior year primarily reflects a higher volume of full service and service support only lighterings in the current year. In 2018, 49 full service and 355 service support only lighterings were performed, as compared to 27 full service and 325 service support only lighterings in 2017. Additionally, during 2018 the Crude Tankers Lightering business utilized one of its chartered-in Aframaxes on seven spot voyages, there were no such spot voyages performed in 2017. Increased U.S. exports will likely continue to require transshipment during 2019, regardless of the eventuality of any deep-water terminals.

During 2017, TCE revenues for the Crude Tankers segment decreased by $79,359 or 31%, to $178,812 from $258,171 in 2016. Such decrease principally resulted from the impact of significantly lower average blended rates in the VLCC, Aframax, Panamax and ULCC sectors aggregating approximately $84,155. Further contributing to the decrease was a decrease in revenue days in the Panamax and Aframax sectors, which had the effect of decreasing revenue by approximately $6,428. The decrease in Panamaxes and Aframax revenue days reflects 319 incremental drydock and repair days in 2017. These declines in TCE revenues were partially offset by $6,268 in total revenues contributed by the two 2017-built Suezmaxes and the 2010-built VLCC, which were acquired by the Company in July 2017 and November 2017, respectively. Also serving to offset the decreases in revenue during 2017 were the increased activity levels in the Crude Tankers Lightering business, which resulted in a $5,037 increase in Lightering revenues to $25,478 in 2017 from $20,441 in 2016.

Vessel expenses increased by $2,960 to $87,236 in 2017 from $84,276 in 2016. The increase was primarily attributable to (i) a $2,418 increase related to the Suezmax acquisitions discussed above, (ii) a reserve of $388 which was recorded during the second quarter of 2017 for a potential assessment by the trustees of the Marine Navy Ratings Pension Fund (“MNRPF”), as discussed in Note 20, “Contingencies,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” (iii) a $1,367 increase in drydock deviation costs incurred for the Panamax fleet, and (iv) a $900 increase due to increased activity in the Crude Tankers Lightering business. Such increases were partially offset by a $2,079 favorable variance in net insurance claim deductible costs in the Panamax fleet in 2017. Charter hire expenses increased by $3,919 to $13,651 in 2017 from $9,732 in 2016 as a result of an increase in chartered-in Aframaxes and workboats employed in the Crude Tankers Lightering business in the 2017. The only vessels in the segment chartered-in by the Company in either 2017 or 2016 were the vessels chartered-in by the Crude Tankers Lightering business. Depreciation and amortization increased by $3,907 to $56,302 in 2017 from $52,395 in 2016. Such increase reflects the delivery of the two Suezmaxes and one VLCC noted above and increased drydock amortization.

46
International Seaways, Inc.

Excluding depreciation and amortization, and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5,062 for 2017 and $4,822 for 2016. Although there was an increase in the number of full service lighterings performed in 2017, 27 as compared to 19 in 2016, the growth in operating income between 2016 and 2017 was relatively flat, primarily due to lower margins earned on jobs performed in the third quarter of 2017. The lower margins were as a result of increased charter hire expense, as Aframaxes were spot chartered-in at higher rates because of significant hurricane activity during the third quarter of 2017. In addition, there were more time chartered-in workboats in the six months ended December 31, 2017 compared to the same period in 2016. However, the higher level of lightering activity anticipated in the second half of 2017 did not materialize as the number of service-only and full service lighterings declined in the second half of 2017 compared with the first six months of 2017.

Product Carriers

	2018	2017	2016
TCE revenues	$67,576	$96,183	$126,314
Vessel expenses	(40,615)	(54,100)	(58,612)
Charter hire expenses	(21,101)	(28,050)	(27,679)
Depreciation and amortization	(17,862)	(22,418)	(26,696)
Adjusted (loss)/income from vessel operations	$(12,002)	$(8,385)	$13,327
Average daily TCE rate	$10,594	$11,105	$14,206
Average number of owned vessels	13.3	17.5	18.0
Average number of vessels chartered-in under operating leases	4.8	6.9	6.9
Number of revenue days	6,379	8,662	8,891
Number of ship-operating days:
Owned vessels	4,872	6,378	6,588
Vessels bareboat chartered-in under operating leases	302	1,093	1,098
Vessels time chartered-in under operating leases	1,457	1,408	1,433

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2018, 2017 and 2016 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which certain of the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $444, $404 and $442 per day in 2018, 2017 and 2016, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2018		2017		2016
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
LR2
Average rate	$12,729	$-	$13,813	$-	$21,153	$-
Revenue days	365	-	364	-	365	-
LR1
Average rate	$14,875	$-	$12,871	$17,040	$20,599	$21,107
Revenue days	1,416	-	808	615	361	1,029
MR
Average rate	$10,125	$5,294	$11,001	$5,342	$13,107	$11,309
Revenue days	4,257	340	6,496	366	6,431	705

During 2018, TCE revenues for the Product Carriers segment decreased by $28,607, or 30%, to $67,576 from $96,183 in 2017. A 2,265-day decrease in MR revenue days, driven by the sales of seven MRs between August 2017 and December 2018 and the redelivery of three MRs to their owners between December 2017 and June 2018 at the expiry of their respective bareboat charters, contributed approximately $23,288 of the overall decrease. Period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors also accounted for a decrease in revenue of approximately $5,012.

Vessel expenses decreased by $13,485 to $40,615 in 2018 from $54,100 in 2017, which was principally attributable to a 2,297-day decrease in owned and bareboat chartered-in days, as detailed above. Charter hire expenses decreased by $6,949 to $21,101 in 2018 from $28,050 in 2017, reflecting the redeliveries described above along with decreases in the daily charter rates for the Company’s time chartered-in MR fleet, which were effective in the third quarter of 2017. Depreciation and amortization decreased by $4,556 to $17,862 in 2018 from $22,418 in 2017 resulting primarily from the vessel sales noted above and reductions in depreciable vessel bases that resulted from impairment charges on two vessels recorded in the third quarter of 2017.

47
International Seaways, Inc.

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

Vessel expenses decreased by $4,512 to $54,100 in 2017 from $58,612 in 2016. The two MRs sold during 2017 had an aggregate vessel expense reduction of $1,841 year-over-year. The remaining decline was principally attributable to a $2,991 favorable variance in net insurance claim deductible costs in the segment in 2017. Charter hire expenses increased by $371 to $28,050 in 2017 from $27,679 in 2016, reflecting an increase in the daily charter hire rates for the Company’s bareboat chartered-in MR fleet, which was effective beginning in the fourth quarter of 2016, partially offset by decreases in the daily charter hire rates for the Company’s time chartered-in MR fleet, which were effective beginning in the third quarter of 2017. Depreciation and amortization decreased by $4,278 to $22,418 in 2017 from $26,696 in 2016. Such decrease reflects (i) the impact of reductions in depreciable vessel bases that resulted from impairment charges on nine vessels recorded in the third and fourth quarters of 2016 and two vessels in the third quarter of 2017, and (ii) the sale of the two MRs during 2017 discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2018, general and administrative expenses decreased by $149 to $24,304 from $24,453 in 2017. This decrease reflects a decrease of approximately $1,469 in legal, consulting and accounting fees and liability insurance premium costs principally due to further normalization of the Company’s administrative structure, post spin-off from OSG, partially offset by (i) an increase of approximately $453 in compensation and benefits costs, and (ii) a decrease in foreign currency exchange gains principally related to retirement benefit obligations in the United Kingdom.

During 2017, general and administrative expenses decreased by $5,899 to $24,453 from $30,352 in 2016. This decrease reflects declines of approximately $2,270 in compensation and benefits related costs and $2,328 in legal, accounting, consulting and other overhead expenses. Such reductions resulted from the Company streamlining its structure in conjunction with its spin-off from OSG. Foreign exchange gains principally related to operations in the United Kingdom also contributed to the decrease as the Company had currency translation gains of $798 in 2017 as compared to currency translation losses of $502 in 2016.

THIRD-PARTY DEBT MODIFICATION FEES

During the year ended December 31, 2018, third-party legal and consulting fees associated with modifications of the Company’s debt facilities, primarily the 2017 Debt Facilities Second Amendment, totaling $1,306 were incurred and expensed. Third-party legal and consulting fees associated with the refinancing of the INSW Facilities and the First Amendment of the 2017 Debt Facilities aggregating $9,240 were incurred and expensed during the year ended December 31, 2017. Such costs were expensed in accordance with the relevant accounting guidance, which stipulates that third-party costs incurred in relation to debt modifications are to be expensed as incurred.

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

48
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

During the year ended December 31, 2017 and 2016, INSW earned fees totaling $63 and $27, respectively, for services provided to OSG pursuant to the terms of the Transition Services Agreement and incurred fees totaling $731and $31, respectively, for services received from OSG, including INSW’s share of the compensation costs of former OSG corporate employees providing services to one or both companies during the defined transitional period, which ended on June 30, 2017.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2018, equity in income of affiliated companies decreased by $19,534 to $29,432 from $48,966 in 2017. This decrease was principally attributable to decreases in earnings from the FSO Joint Venture of $14,851 and a decrease in the earnings for the LNG joint venture of $4,538. Revenue generated by the FSO Joint Venture during 2018 was lower than revenue generated during 2017, as charter rates in the five-year service contracts that commenced during the third quarter of 2017 are lower than the charter rates included in the service contracts under which the FSO Joint Venture operated previously. The five-year service contracts that commenced in the third quarter of 2017 are expected to generate in excess of $180,000 of EBITDA for the Company over their terms. In addition, interest expense for the FSO Joint Venture increased in 2018 as compared to 2017 as a result of drawdowns on debt facilities aggregating $220,000 during April 2018. The funds received by the joint venture were immediately distributed to the partners. The Company used its $110,000 share of such distributions to partially fund the acquisitions of the six VLCCs from Euronav NV. Refer to Note 6, “Equity Method Investments,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for additional information on the debt facilities entered into by the FSO Joint Venture. Revenue generated by the LNG joint venture during 2018 was lower than revenue generated during 2017 as a result of offhire claims resulting from machinery damage on two of the joint venture’s vessels during 2018.

During 2017, equity in income of affiliated companies increased by $32,117 to $48,966 from $16,849 in 2016. This increase was principally attributable to increases in earnings from the FSO Joint Venture of $28,562 and an increase in the earnings for the LNG joint venture of $3,123. The increase in earnings from the Company’s FSO Joint Venture was primarily due to the fact that there was no impairment of the Company’s investments in the joint ventures in 2017 compared to a $30,475 impairment charge that was recognized in 2016. In addition, the increase in earnings from the FSO Joint Venture in 2017 also reflected (i) lower depreciation expense in 2017 as a result of decreases in the Company’s bases in the FSO Joint Venture following the aforementioned impairment charges recorded in relation to the Company’s investments in the fourth quarter of 2016 and (ii) lower interest expense associated with the interest rate swap covering the FSO Africa’s original debt and outstanding debt principal amounts on the FSO Asia which were paid off in July 2017. These expense reductions more than offset the impact of a reduction in revenues of $5,704, attributable to the commencement of the new service contracts described above. The increase in earnings from the LNG joint venture was primarily driven by reimbursements received from the joint venture’s charterer for drydock expenditures incurred in prior years and lower interest expense resulting from a decrease in outstanding debt principal amounts in 2017.

OTHER EXPENSE

Other expense was $3,715 for the year ended December 31, 2018 compared with $5,818 for the year ended December 31, 2017. The current period expense consists of (i) the write-off of $2,400 in unamortized original issue discount and deferred financing costs associated with the prepayment of $60,000 made in connection with the 2017 Debt Facilities Second Amendment and the repurchase of $2,069 of the outstanding principal balance of the 10.75% Subordinated Notes, which were both treated as partial extinguishments, and (ii) $1,295 in issuance costs paid to lenders associated with 2017 Debt Facilities Second Amendment that were deemed to be an extinguishment. Similarly, the 2017 expense consisted primarily of the write-off of $7,020 in unamortized original issue discount and deferred financing costs associated with the partial extinguishments of the then outstanding INSW Facilities. Such charges were partially offset by net actuarial gains associated with the retirement benefit obligation in the United Kingdom, interest income on cash balances and insurance claim recoveries.

49
International Seaways, Inc.

Other expense of $1,346 for the year ended December 31, 2016 was primarily related to a net loss of $1,342 realized on the repurchases and mandatory principal prepayments of the then outstanding INSW Term Loan, which included a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with such principal reductions, net of $3,755 discount on repurchase of debt. These transactions were accounted for as partial extinguishments of debt.

INTEREST EXPENSE

The components of interest expense are as follows:

	2018	2017	2016
Interest before items shown below	$58,964	$40,307	$38,959
Interest cost on benefit obligation	701	809	886
Impact of interest rate caps and swaps	566	131	517
Interest expense	$60,231	$41,247	$40,362

Interest expense was $60,231 in 2018, compared with $41,247 in 2017. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 (as discussed in Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”) accounted for $12,802 of the increase, and the balance of the increase before the impact of pension and interest rate caps and swaps was primarily due to the higher average interest rates and average outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017.

Interest expense for the year ended December 31, 2017 was higher than interest expense for the year ended December 31, 2016 primarily due to the higher average interest rates and outstanding principal balances under the 2017 Debt Facilities, which replaced the INSW Facilities in June 2017. This was partially offset by lower amortization of deferred finance costs in the 2017 period aggregating $220 attributable to costs incurred to amend the INSW Facilities in 2016 and costs related to the 2017 Debt Facilities. Refer to Note 8, “Debt,” in the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

INCOME TAX EXPENSE

The benefit/(provision) for income taxes for the years ended December 31, 2018, 2017 and 2016 were $105, ($44) and ($440), respectively, resulting from operations in certain foreign jurisdictions which are subject to income tax. During 2018, income tax provisions decreased as a result of settlement of issues under examination by foreign taxing authorities.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2018. We will qualify for the Section 883 exemption for 2019 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

50
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

The following table reconciles net loss, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

For the year ended December 31,	2018	2017	2016
Net loss	$(88,940)	$(106,088)	$(18,223)
Income tax (benefit)/provision	(105)	44	440
Interest expense	60,231	41,247	40,362
Depreciation and amortization	72,428	78,853	79,885
EBITDA	43,614	14,056	102,464
Third-party debt modification fees and costs associated with repurchase of debt	1,306	9,240	225
Separation and transition costs	-	604	9,043
Loss on disposal of vessels and other property, including impairments	19,680	86,855	79,203
Impairment of equity method investments	-	-	30,475
Write-off of deferred financing costs	2,400	7,020	5,097
Loss/(gain) on extinguishment of debt	1,295	-	(3,755)
Reorganization items, net	-	-	131
Adjusted EBITDA	$68,295	$117,775	$222,883

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

Liquidity

Working capital at December 31, 2018 was approximately $92,000 compared with $85,000 at December 31, 2017. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash increased by approximately $47,000 during 2018. This increase reflects net proceeds from the sale of vessels of $169,292, net returns of capital and deposits received from affiliated companies of $104,459, and proceeds from the issuance of debt, net of issuance costs, of $70,120. Such cash inflows were partially offset by $150,042 in expenditures for vessels and other property, $60,000 in prepayments of the 2017 Term Loan in conjunction with the 2017 Debt Facilities Second Amendment, $2,069 in repurchase of the 10.75% Subordinated Notes, $30,000 in repayment of the 2017 Revolver facility and scheduled principal amortization totaling $41,610 for the 2017 Term Loan, the Sinosure Credit Facility and the ABN Term Loan Facility, and cash used in operating activities of $12,480.

As of December 31, 2018, we had total liquidity on a consolidated basis of $167,644 comprised of $117,644 of cash (including $59,331 of restricted cash) and $50,000 of remaining undrawn revolver capacity. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

51
International Seaways, Inc.

Restricted cash of $59,331 as of December 31, 2018 represents legally restricted cash relating to the 2017 Term Loan, the Sinosure Credit Facility, the ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities and, in the case of the 2017 Term loan, that cash proceeds from the sale of collateral vessels be reinvested in vessels within 12 months of such sale or be used to prepay the principal amount outstanding of the INSW Facilities.

As of December 31, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $810,667 and a total debt to total capitalization of 44.5%, which compares with 33.7% at December 31, 2017. Our debt profile reflects actions taken during 2018 as discussed further below.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle. Through disciplined capital allocation and without issuing equity, we successfully funded over $600,000 worth of vessel acquisitions between July 2017 and June 2018 using cash generated from operations, proceeds from the sale of older vessels and the issuance or assumption of debt while maintaining what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in public company shipping sector.

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, comply with international shipping standards and environmental laws and regulations, repurchase our outstanding shares and repay or repurchase our outstanding loan facilities.

The Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems (“Scrubbers”) on 10 of its modern VLCCs. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on 15 vessels with options for the purchase and installation of systems for up to an additional 10 vessels in the Company’s fleet as of December 31, 2018. These systems are intended to be funded with available liquidity, proceeds from the sales of vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities. As of December 31, 2018, the Company’s aggregate purchase commitments for these systems are approximately $50,931 (see Aggregate Contractual Obligations Table below) and could increase by up to an additional $14,000 if all the remaining options for the additional units are exercised. Such options expire between May 2019 and December 2020.

On October 19, 2018, the Company filed a Registration Statement on Form S-3 (“Shelf Registration”) with the Securities and Exchange Commission (“SEC”). Following the effective date of the Shelf Registration, the Company may from time to time offer equity or debt securities at an aggregate offering price not to exceed $100,000. This Shelf Registration replaced the remaining $75,000 balance of a shelf registration on Form S-3 that was declared effective in May 2018.

As described in Item 5, “Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Equity Securities,” on January 9, 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of the Company. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25,000 from time to time through the sales agents.

The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

52
International Seaways, Inc.

Also, on March 5, 2019, the Company’s Board of Directors approved a resolution to reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021.

As described in Item 1, “Business — Overview and Recent Developments,” on April 18, 2018, the Company entered into a stock purchase and sale agreement with Euronav for the purchase of the holding companies for six VLCCs from Euronav for an aggregate price of $434,000, inclusive of any assumed debt, in connection with the closing of Euronav’s acquisition of Gener8 Maritime, Inc. (the ‘Transaction”). In connection with the Transaction and in order to finance portions of the consideration in connection therewith, and for other general corporate purposes, as applicable, the Company completed the following transactions during the first half of 2018:

(i)	Sale of five of its vessels comprising one VLCC tanker, one Aframax tanker, and three MR tankers (one of which the Company agreed to sell in 2017) for approximately $54,850 in net proceeds;
(ii)	Entry into sale-leaseback transactions yielding approximately $39,300 in net proceeds in respect of two Aframax tankers in the first quarter of 2018;
(iii)	Refinancing of its FSO Joint Venture pursuant to which on March 29, 2018, the FSO Joint Venture entered into a $220,000 Senior Secured Credit Facility. Such agreement is made up of a term loan of $110,000 and a revolving credit facility of $110,000 available to the FSO Joint Venture. The FSO Joint Venture drew down the facility in full on April 26, 2018 and distributed $110,000 of the loan proceeds to the Company;
(iv)	Sale of $25,000 of its 8.50% notes (the "8.50% Senior Notes") in an SEC-registered offering on May 31, 2018;
(v)	Sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") on June 13, 2018;
(vi)	Entry into a credit agreement, secured by the Seaways Raffles, a 2010-built VLCC tanker, and dated as of June 7, 2018, by and among Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned subsidiary of the Company, the Company (as a guarantor), certain other guarantors which are subsidiaries of the Company, lenders named therein and ABN AMRO Capital USA LLC as lead arranger and facility agent (the "ABN Term Loan Facility"), and the related $28,463 drawdown thereunder on June 12, 2018;
(vii)	Entry into a second amendment (the "2017 Debt Facilities Second Amendment") of the Credit Agreement dated as of June 22, 2017 (as amended by that certain First Amendment to Credit Agreement dated as of July 24, 2017 and by the 2017 Debt Facilities Second Amendment, the "2017 Term Loan Facility"), by and among the Company, International Seaways Operating Corporation ("ISOC"), OIN Delaware LLC, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent for the Lenders and as collateral agent and mortgage trustee for the Secured Parties, Skandinaviska Enskilda Banken AB (publ), as swingline lender with effect as of the Closing Date;
(viii)	The assumption of outstanding debt under the Sinosure Credit Facility (as defined below) with effect as of June 14, 2018; and
(ix)	Sale of the Seaways Laura Lynn, to Euronav in late June 2018 for approximately $32,300 in net proceeds.

The balance payable to Euronav for the other assets and liabilities of the vessel holding companies acquired was determined to be $20,935 and was paid in full to Euronav in October 2018.

The following is a summary description of some of the key terms of the various debt facilities that were sources of capital to the Company during 2018. See Note 8, “Debt,” in the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

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

53
International Seaways, Inc.

Seventy-five percent of Excess Cash Flow (as defined in the 2017 Debt Facilities credit agreement) must be used to prepay the outstanding principal balance of 2017 Term Loan Facility. To the extent permitted under the terms of the 2017 Debt Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet. The 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of December 31, 2018, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

Sinosure Credit Facility

As part of the Transaction, the Company acceded as a guarantor to that certain China Export & Credit Insurance Corporation ("Sinosure") facility agreement originally dated November 30, 2015, as supplemented by a supplemental agreement dated December 28, 2015, as amended and restated by an amending and restating deed dated June 29, 2016, as supplemented by a supplemental agreement dated November 8, 2017, as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the "Original Sinosure Facility") and as amended and restated by an amending and restating agreement dated June 13, 2018 (the "2018 Amending and Restating Agreement"), by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), The Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the "Sinosure Credit Facility"). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs acquired. As of June 14, 2018, it had a principal amount outstanding of approximately $310,968 and bears interest at a rate of LIBOR plus a margin of 2%. Each loan under the Sinosure Credit Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

In conjunction with the Transaction, the Company acquired a pay-fixed, receive-variable interest rate swap agreement with a major financial institution that effectively fixes the interest rate on the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility. The Interest Rate Swap contains no leverage features. In July 2018, the Company amended the interest rate swap agreement to increase the fixed rate from 2.05% to 2.99%, effective September 21, 2018. The maturity date of March 21, 2022 remained unchanged. In conjunction with such amendment, the Company received a cash settlement of $7,677 from the counterparty to the transaction.

The Sinosure Credit Facility contains certain collateral maintenance and financial covenants with which the obligors (as defined in the Sinosure Credit Facility) are required to comply. One such covenant is the Interest Expense Coverage Ratio covenant (the “ICR Covenant”), which for Seaways Holding Corporation, shall not be less than 2.00 to 1.00 during the period commencing on July 1, 2018 through June 30, 2019 and will be calculated on a trailing six, nine and twelve-month basis from December 31, 2018, March 31, 2019 and June 30, 2019, respectively. For the Company, the interest expense coverage ratio shall not be less than 2.25 to 1.00 for the period commencing on July 1, 2019 through June 30, 2020 and no less than 2.50 to 1.00 for the period commencing on July 1, 2020 and thereafter and shall be calculated on a trailing twelve-month basis. Under the terms of the Sinosure Credit Facility, a potential breach of the ICR Covenant by an Obligor on a test date (December 31, March 31, June 30 and September 30) (a “Test Date”) falling on or prior December 31, 2019 can be cured or remedied by the deposit of additional cash and cash equivalents into a restricted Minimum Liquidity Account. The amount of cash and cash equivalents required to be so deposited is calculated by reference to the Consolidated EBITDA of Seaways Holding Corporation (the “ICR Cure Mechanism”). However, any such remedy and the form of the same for a potential breach of the ICR Covenant on a Test Date falling on or after January 1, 2020, shall be considered and determined by the Lenders in their absolute discretion.

On March 1, 2019, the Sinosure Credit Facility lenders consented to extending the ICR Cure Mechanism discussed above based on the Consolidated EBITDA of Seaways Holding Corporation for an additional period of one year to Test Dates falling on or prior to December 31, 2020.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,458, after deducting commissions and estimated expenses.

54
International Seaways, Inc.

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

10.75% Subordinated Notes

On June 13, 2018, the Company completed the Private Placement to certain funds and accounts managed by BlackRock. The 10.75% Subordinated Notes were issued under an indenture (the "Subordinated Notes Indenture"), between the Company and GLAS Trust Company LLC, as trustee (the "Subordinated Notes Trustee"). The 10.75% Subordinated Notes are unsecured and rank junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Term Loan Facility, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,000, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement, together with the net proceeds from the 8.5% Senior Notes, to fund a portion of the Transaction and the offer to prepay a portion of the obligation of ISOC under the 2017 Term Loan Facility.

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

55
International Seaways, Inc.

On December 28, 2018, the Company entered into a supplemental indenture (the “First Supplemental Indenture”) with the Subordinated Notes Trustee to amend the terms of the 10.75% Subordinated Notes to, among other matters, more closely reflect the asset sale provisions of the 2017 Term Loan Facility. As a condition to the effectiveness of the First Supplemental Amendment, the Company paid a fee to the holders of the Notes of 0.50% of the outstanding amounts of the Notes.

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

Carrying Value of Vessels

All of the Company’s owned vessels are pledged as collateral under certain of the Company’s debt facilities including the 2017 Debt Facilities, Sinosure Credit Facility, and ABN Term Loan Facility. The following table presents information with respect to the carrying amount of the Company’s pledged vessels by type and indicates whether their fair market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2018. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2018
Vessel Type	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value

Crude Tankers
VLCC	7.6	13	$797,332
Suezmax	1.4	2	111,425
Aframax	13.1	3	76,793
Panamax	16.2	7	53,910
Total Crude Tankers(1)	8.4	25	$1,039,460

Product Carriers
LR2	4.4	1	$61,672
LR1	10.0	4	88,604
MR	10.0	6	135,148
Total Product Carriers(2)	9.1	11	$285,424

(1)	As of December 31, 2018, the Crude Tankers segment includes vessels with an aggregate carrying value of $429,045, which the Company believes exceeds their aggregate market value of approximately $341,625 by $87,420.
(2)	As of December 31, 2018, the Product Carriers segment includes vessels with an aggregate carrying value of $269,645, which the Company believes exceeds their aggregate market value of approximately $202,300 by $67,345.

56
International Seaways, Inc.

Off-Balance Sheet Arrangements

As of December 31, 2018, the FSO Joint Venture and the LNG Joint Venture had total bank debt outstanding of $739,071, of which $646,038 was nonrecourse to the Company.

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

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guarantees the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) for the period beginning on the novation date and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. The MOQ Guarantee expired following the receipt of the notification letter from the Qatari tax authorities in January 2019 that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture under such service contracts through the novation date.

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”) The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 8, “Debt,” to the accompanying consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of December 31, 2018, the maximum aggregate amount of potential secured bank debt principal payments (undiscounted) and interest rate swap obligations that INSW could be required to make was $93,548 and the carrying value of the Company’s guaranty in the accompanying consolidated balance sheet was $673.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW paid a $135 annual fee to OSG for 2018, which will increase to $145 in 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

See Note 12, “Related Parties,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

In addition and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme. See Note 17, “Pension and other postretirement benefit plans,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

57
International Seaways, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2018 follows:

						Beyond
	2019	2020	2021	2022	2023	2023	Total
2017 Term Loan - floating rate(1)	$63,865	61,847	59,624	406,777	-	-	$592,113
ABN Term Loan - floating rate(2)	5,029	4,820	4,604	4,392	13,168	-	32,013
Sinosure Credit Facility - floating rate(3)	37,957	36,802	35,573	33,955	32,810	202,297	379,394
8.5% Senior Notes - fixed rate	2,125	2,125	2,125	2,125	26,063	-	34,563
10.75% Subordinated Notes - fixed rate	3,003	3,003	3,631	3,631	29,747	-	43,015
Operating lease obligations (4)
Bareboat Charter-ins	6,278	6,295	6,278	6,278	4,782	-	29,911
Time Charter-ins	12,934	-	-	-	-	-	12,934
Office space	1,219	1,152	665	-	-	-	3,036
Vessel betterment commitments(5)	42,134	8,561	118	118	-	-	50,931
Total	$174,544	$124,605	$112,618	$457,276	$106,570	$202,297	$1,177,910

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective one-month LIBOR rate as of December 31, 2018 of 2.53% and applicable margin for the 2017 Term Loan Facility of 6.0%. Management estimates that no prepayment will be required in 2019 for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2018. Amounts shown for 2020 and beyond exclude any estimated repayment as a result of Excess Cash Flow.

(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of December 31, 2018 of 2.78% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2022, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99%.

(4)	As of December 31, 2018, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock. Upon adoption of ASU 2018-11, Leases (ASC 842), on January 1, 2019, a majority of the amounts due under these operating lease obligations will be reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the impact of the Company’s adoption of ASC 842.

(5)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 15 vessels and the purchase and installation of scrubbers on 10 of its VLCC tankers. In addition, the Company is party to agreements granting INSW the option to purchase additional ballast water treatment systems for installation between 2019 and 2021 on 10 vessels. If exercised, these options could increase the Company’s commitments by up to approximately $14,000. The Company’s ability to exercise the options expires between May 2019 and December 2020.

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

58
International Seaways, Inc.

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

Fuel price volatility risk

Historically, the Company managed its exposure to future increases in fuel prices in the normal course of its business by entering into standalone bunker swaps. The Company’s deployment of most of its conventional tanker fleet in commercial pools and time charters currently limits the Company’s direct exposure to fluctuations in fuel prices as a component of voyage expenses. As discussed in Item 1, “Business — Overview and Recent Developments,” there is considerable uncertainty about the impact that the low-sulfur fuel oil requirements of the IMO 2020 Regulations set to take effect on January 1, 2020 will have on fuel prices, particularly the forecasted spread between HFO and low-sulfur fuel between 2020 and 2023. In addition to the Company’s current plans to install scrubbers on certain vessels in its fleet, significant consideration will also be given to other ways of managing the risk of volatility in the price spread between HFO and low-sulfur fuel as well as the risk of limited supply of compliant fuel along the routes that the Company’s vessels typically travel.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

								Fair Value at
						Beyond		Dec. 31,
At December 31, 2018	2019	2020	2021	2022	2023	2023	Total	2018
Liabilities
Debt
Fixed rate debt	$-	$-	$-	$-	$52.9	$-	$52.9	$52.1
Average interest rate	9.69%	9.69%	9.85%	10.87%	10.78%
Variable rate debt (1)	$51.6	$51.6	$51.6	$417.9	$36.4	$175.3	$784.4	$779.7
Average interest rate (1)	7.13%	7.16%	7.19%	6.52%	4.82%	4.79%

(1)	Includes amounts outstanding under the Sinosure Credit Facility as floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2022, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%.

59
International Seaways, Inc.

As of December 31, 2018, the Company had secured term loans (the 2017 Term Loan Facility, the Sinosure Credit Facility, and the ABN Term Loan Facility) and a revolving credit facility (2017 Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. As discussed in Interest Rate Risk section above, the Company entered into an Interest Rate Cap agreement for 2017 Term Loan and an Interest Rate Swap agreement for Sinosure Credit Facility to limit the floating interest rate exposure associated with the debt facilities. There was no outstanding balance under the 2017 Revolver Facility as of December 31, 2018.

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

60
International Seaways, Inc.

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

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. Company management estimates the scrap value of all of its vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, the historic pattern of annual average scrap rates over the five years ended December 31, 2018, which ranged from $235 to $495 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of scrapping activity in 2019 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements and IMO 2020 requirements for the use of low-sulfur fuels. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

Although management believes that the assumptions used to determine the scrap rate for its vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

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

61
International Seaways, Inc.

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

The determination of fair value is highly judgmental. In estimating the fair value of INSW’s vessels for purposes of Step 2 of the impairment tests, the Company considers the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company uses a methodology consistent with the methodology discussed above in relation to the undiscounted cash flow models prepared by the Company and discounts the cash flows using its current estimate of INSW’s weighted average cost of capital.

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

2018 Impairment Evaluation — Management gave consideration on a quarterly basis to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s fleet were not recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018; one VLCC that was held-for-sale as of September 30, 2018; and as of December 31, 2018, one MR that has an increased likelihood of disposal prior to the end of its useful life.

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

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment test as of December 31, 2018, the Company utilized weighted probabilities assigned to possible outcomes for the MR for which an impairment triggering event was determined to exist. As the Company is considering selling the MR as a part of its fleet renewal program, a 50% probability was assigned to the possibility that the vessel will be sold prior to the end of its useful life. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by utilizing a combination of third party appraisals and recently executed vessel sale transactions. Based on the tests performed, the sum of the undiscounted cash flows for the vessel was less than its carrying value as of December 31, 2018. Accordingly, an impairment charge totaling $1,670 was recorded to write-down the vessel’s carrying value to its estimated fair value at December 31, 2018.

62
International Seaways, Inc.

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

Impairment of Equity Method Investments

When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. If a determination is made that an other-than-temporary impairment exists, the investment should be written down to its fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, which establishes a new cost basis. There were no indicators of an other-than-temporary impairment of the Company’s equity method investments as of December 31, 2018 and 2017, respectively.

In December 2016, evidence of an other-than-temporary decline in the fair value of the Company’s investments in its FSO Joint Venture below its carrying value was identified by the Company. Specifically, management concluded that the lower charter rate expected over the duration of the then recently awarded five-year service contracts commencing in the third quarter of 2017 was negative evidence indicating that the excess of the carrying value of the Company’s investment in the FSO Joint Venture over its fair value was other-than-temporary as of December 31, 2016.

As the Company determined that other-than-temporary impairments existed in relation to its investment in the FSO Joint Venture, impairment charges aggregating $30,475 were recorded to write down the investment to its estimated fair values as of December 31, 2016. Such charges are included in equity in income of affiliated companies in the accompanying consolidated statements of operations. In estimating the fair value of the Company’s investments in the FSO Joint Venture as of December 31, 2016, the Company utilized an income approach, by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the FSO Joint Venture. In preparing the discounted cash flows models, the Company used a methodology largely consistent with the methodology and assumptions detailed in the “Vessel Impairment” section above, with the exception being that as the assets owned by the FSO Joint Venture serve under specific service contracts, the estimated charter rates for periods after the expiry of the existing contracts are based upon management’s internally forecasted rates. The cash flows were discounted using the estimated weighted average cost of capital for each joint venture, which approximated 9.5% and took into consideration country risk, entity size and uncertainty with respect to the cash flows for periods beyond the current charter expiries.

63
International Seaways, Inc.

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

In determining the benefit obligations at the end of year measurement date, the Company continues to use an equivalent single weighted-average discount rate, at December 31, 2018 (2.80%) and 2017 (2.40%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as Scheme. The Company also assumed a long-term rate of return on the Scheme assets of 4.46% and 3.85% at December 31, 2018 and 2017, respectively, based on the asset mix as of such dates and management’s estimate of the long-term rate of return that could be achieved over the remaining duration of the Scheme.

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

64
International Seaways, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

65
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$58,313	$60,027
Voyage receivables, including unbilled of $87,725 and $54,701	94,623	58,187
Other receivables	5,246	4,411
Inventories	3,066	3,270
Prepaid expenses and other current assets	5,912	5,881
Current portion of derivative asset	460	16
Total Current Assets	167,620	131,792
Restricted cash	59,331	10,579
Vessels and other property, less accumulated depreciation	1,330,795	1,104,727
Vessel held for sale, net	-	5,108
Deferred drydock expenditures, net	16,773	30,528
Total Vessels, Deferred Drydock and Other Property	1,347,568	1,140,363
Investments in and advances to affiliated companies	268,322	378,894
Long-term derivative asset	704	886
Other assets	5,056	1,970
Total Assets	$1,848,601	$1,664,484

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$22,974	$22,805
Payable to OSG	34	367
Current installments of long-term debt	51,555	24,063
Current portion of derivative liability	707	-
Total Current Liabilities	75,270	47,235
Long-term debt	759,112	528,874
Long-term portion of derivative liability	1,922	-
Other liabilities	2,442	2,721
Total Liabilities	838,746	578,830

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,184,501 and 29,089,865 shares issued and outstanding	1,309,269	1,306,606
Accumulated deficit	(269,485)	(180,545)
	1,039,784	1,126,061
Accumulated other comprehensive loss	(29,929)	(40,407)
Total Equity	1,009,855	1,085,654
Total Liabilities and Equity	$1,848,601	$1,664,484

See notes to consolidated financial statements

66
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2018	2017	2016
Shipping Revenues:
Pool revenues, including $94,441, $39,572, and $37,481 from companies accounted for by the equity method	$177,206	$177,347	$246,196
Time and bareboat charter revenues	25,961	55,106	95,484
Voyage charter revenues	67,194	57,648	56,639
	270,361	290,101	398,319

Operating Expenses:
Voyage expenses	27,261	15,106	13,274
Vessel expenses	135,003	141,235	141,944
Charter hire expenses	44,910	41,700	37,411
Depreciation and amortization	72,428	78,853	79,885
General and administrative	24,304	24,453	30,352
Third-party debt modification fees	1,306	9,240	-
Separation and transition costs	-	604	9,043
Loss on disposal of vessels and other property, including impairments	19,680	86,855	79,203
Total operating expenses	324,892	398,046	391,112
(Loss)/income from vessel operations	(54,531)	(107,945)	7,207
Equity in income of affiliated companies	29,432	48,966	16,849
Operating (loss)/income	(25,099)	(58,979)	24,056
Other expense	(3,715)	(5,818)	(1,346)
(Loss)/income before interest expense, reorganization items and income taxes	(28,814)	(64,797)	22,710
Interest expense	(60,231)	(41,247)	(40,362)
Loss before reorganization items and income taxes	(89,045)	(106,044)	(17,652)
Reorganization items, net	-	-	(131)
Loss before income taxes	(89,045)	(106,044)	(17,783)
Income tax benefit/(provision)	105	(44)	(440)
Net loss	$(88,940)	$(106,088)	$(18,223)

Weighted Average Number of Common Shares Outstanding:
Basic	29,136,634	29,159,440	29,157,992
Diluted	29,136,634	29,159,440	29,157,992

Per Share Amounts:
Basic and diluted net loss per share	(3.05)	(3.64)	(0.62)

See notes to consolidated financial statements

67
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2018	2017	2016

Net Loss	$(88,940)	$(106,088)	$(18,223)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	7,469	11,328	13,129
Foreign currency translation adjustment	-	-	42
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(13)	(31)	294
Net change in unrecognized actuarial losses	3,022	563	(1,608)
Other Comprehensive Income, net of tax	10,478	11,860	11,857
Comprehensive Loss	$(78,462)	$(94,228)	$(6,366)

See notes to consolidated financial statements

68
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(88,940)	$(106,088)	$(18,223)
Items included in net loss not affecting cash flows:
Depreciation and amortization	72,428	78,853	79,885
Loss on write-down of vessels and other fixed assets	19,037	88,408	79,242
Amortization of debt discount and other deferred financing costs	6,212	6,423	6,643
Deferred financing costs write-off	2,400	7,020	5,097
Stock compensation, non-cash	3,162	3,808	2,841
Earnings of affiliated companies	(29,201)	(49,427)	(17,816)
Allocated reorganization items, non-cash	-	-	131
Other – net	448	131	517
Items included in net loss related to investing and financing activities:
Loss/(gain) on disposal of vessels and other property, net	643	(1,553)	(39)
Allocated general and administrative costs, non-cash	-	-	1,146
Loss/(gain) on repurchase of debt	1,295	-	(3,755)
Cash distributions from affiliated companies	43,622	21,220	12,166
Payments for drydocking	(4,520)	(21,396)	(9,258)
Insurance claims proceeds related to vessel operations	5,436	1,964	1,942
Deferred financing costs paid for loan modification	-	-	(8,273)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(36,436)	8,730	8,033
Decrease in payable to OSG	(333)	(316)	(10,667)
(Decrease)/increase in deferred revenue	(893)	(4,730)	4,421
Net change in inventories, prepaid expenses and other current assets and accounts payable, accrued expense, and other current and long-term liabilities	(6,840)	(15,652)	(5,073)
Net cash (used in)/ provided by operating activities	(12,480)	17,395	128,960
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(148,946)	(173,535)	(1,988)
Proceeds from disposal of vessels and other property	169,292	18,344	-
Expenditures for other property	(1,096)	(406)	(907)
Investments in and advances to affiliated companies, net	3,679	(731)	(987)
Repayments of advances from joint venture investees	100,780	19,530	6,334
Net cash provided by/(used in) investing activities	123,709	(136,798)	2,452
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	70,120	614,933	-
Payments on debt	(71,610)	(54,983)	(90,065)
Extinguishment of debt	(62,069)	(458,416)	(65,167)
Dividend payments to OSG	-	-	(202,000)
Repurchases of common stock	-	(3,177)	-
Cash paid to tax authority upon vesting of stock-based compensation	(410)	(349)	(26)
Other – net	(222)	-	-
Net cash (used in)/provided by financing activities	(64,191)	98,008	(357,258)
Net increase/(decrease) in cash, cash equivalents and restricted cash	47,038	(21,395)	(225,846)
Cash, cash equivalents and restricted cash at beginning of year	70,606	92,001	317,847
Cash, cash equivalents and restricted cash at end of year	$117,644	$70,606	$92,001

See notes to consolidated financial statements

69
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2016	$1,355,329	$92,581	$(64,124)	$1,383,786
Net loss	-	(18,223)	-	(18,223)
Other comprehensive income	-	-	11,857	11,857
Dividend to OSG	(53,185)	(148,815)	-	(202,000)
Compensation relating to restricted stock awards	40	-	-	40
Compensation relating to restricted stock units awards	184	-	-	184
Compensation relating to stock option awards	71	-	-	71
Capital contribution of OSG, net	3,797	-	-	3,797
Balance at December 31, 2016	1,306,236	(74,457)	(52,267)	1,179,512
Net loss	-	(106,088)	-	(106,088)
Other comprehensive income	-	-	11,860	11,860
Forfeitures of vested restricted stock awards	(261)	-	-	(261)
Compensation relating to restricted stock awards	841	-	-	841
Compensation relating to restricted stock units awards	2,141	-	-	2,141
Compensation relating to stock option awards	826	-	-	826
Repurchase of common stock	(3,177)	-	-	(3,177)
Balance at December 31, 2017	1,306,606	(180,545)	(40,407)	1,085,654
Net loss	-	(88,940)	-	(88,940)
Other comprehensive income	-	-	10,478	10,478
Forfeitures of vested restricted stock awards	(499)	-	-	(499)
Compensation relating to restricted stock awards	860	-	-	860
Compensation relating to restricted stock units awards	1,412	-	-	1,412
Compensation relating to stock option awards	890	-	-	890
Balance at December 31, 2018	$1,309,269	$(269,485)	$(29,929)	$1,009,855

See notes to consolidated financial statements

70
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Nature of the Business

International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries (the “Company” or “INSW,” or “we” or “us” or “our”) are engaged primarily in the ocean transportation of crude oil and petroleum products in international markets. The Company’s business is currently organized into two reportable segments: Crude Tankers and Product Carriers. The crude oil fleet is comprised of most major crude oil vessel classes. The products fleet transports refined petroleum product cargoes from refineries to consuming markets characterized by both long and short-haul routes. Through joint venture partnerships, the Company operates four liquefied natural gas (“LNG”) carriers and two Floating Storage and Offloading (“FSO”) service vessels.

As of December 31, 2018, the Company’s operating fleet consisted of 48 vessels, 42 of which were owned (including four LNG carriers and two FSO service vessels in which the Company has joint venture ownership interests), with the remaining vessels chartered-in. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. The Marshall Islands is the principal flag of registry of the Company’s vessels.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

For the eleven-month period ended November 30, 2016, the accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of the individual entities that comprise the Company carved out from the historical results of operations, cost basis of the assets and liabilities and cash flows of Overseas Shipholding Group, Inc. (“OSG”), a publicly traded company incorporated in Delaware, United States, for these entities using both specific identification and allocation consistent with prior periods.

For the eleven month period ended November 30, 2016, the Company functioned as part of the larger group of companies controlled by OSG, and accordingly, OSG performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from OSG. These allocated costs are primarily related to corporate administrative expenses, reorganization costs and employee related costs, including pensions and other benefits for corporate and shared employees, for the following functional groups: information technology, legal services, accounting and finance services, human resources, marketing and contract support, customer support, treasury and cash management, facility and other corporate and infrastructural services. The costs associated with these services and support functions have been allocated to the Company primarily based on either the proportion of time spent by employees within the above functions on tasks related to or for the benefit of the Company’s entities or the proportion of ship operating days of the Company. Ship operating days are defined as the total number of days vessels are owned or chartered in during a period. A portion of this cost allocation was offset by costs for certain corporate functions held within the Company (including information technology functions) that have historically provided services to OSG and non-INSW subsidiaries of OSG. The net costs allocated for these functions are included in general and administrative expenses, technical management and transition costs, separation and transition costs and reorganization items, net within the consolidated financial statements. The tax provisions for the Company have been provided using a separate tax return methodology.

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

Following our spin-off from OSG on November 30, 2016, we began performing functions previously performed by OSG using internal resources and purchased services, some of which were provided by OSG during a transitional period that ended on June 30, 2017 pursuant to the Transition Services Agreement.

All intercompany balances and transactions within the Company have been eliminated. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

71
International Seaways, Inc.

Dollar amounts, except per share amounts are in thousands.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $59,331 and $10,579 as of December 31, 2018 and December 31, 2017, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (as defined in Note 8, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheets.

2.	Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2018 and 2017 are net of an allowance for doubtful accounts of $27 and $108, respectively. The provisions for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 were not material. During the three years ended December 31, 2018, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 88% and 89% of consolidated voyage receivables at December 31, 2018 and 2017.

3.	Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.	Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Interest costs are capitalized to vessels during the period that vessels are under construction, however, no interest was capitalized during 2018, 2017 or 2016.

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

5.	Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 5, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2018.

72
International Seaways, Inc.

6.	Deferred finance charges —Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $413 relating to the 2017 Revolver Facility are included in other assets in the consolidated balance sheet as of December 31, 2018. Unamortized deferred financing charges of $26,647 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes and (as defined in Note 8, “Debt”) and $23,626 relating to the 2017 Term Loan Facility and the 2017 Revolver Facility are included in long-term debt in the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

Interest expense relating to the amortization of deferred financing costs amounted to $3,933 in 2018, $5,115 in 2017 and $6,449 in 2016.

7.	Revenue and expense recognition — On January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606). The guidance provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s contract revenues consist of revenues from time charters, bareboat charters, voyage charters and pool revenues.

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

73
International Seaways, Inc.

The Company has elected the practical expedient to expense costs to obtain a contract with a customer (e.g. broker commissions) as incurred rather than defer and amortize such costs as the amortization period would be expected to be one year or less.

See Note 15, “Revenue,” for additional disclosures on revenue recognition and the impact of adopting ASC 606 on January 1, 2018.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income/(loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive gain/(loss) will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings, unless it is designated in a new hedging relationship.

During the three years ended December 31, 2018, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps or swaps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap or swaps is recognized as an adjustment of interest expense over the shorter of the remaining term of the derivative instruments or the hedged debt. See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and swaps and other financial instruments.

9.	Income taxes — Substantially all of the companies included in the Company’s consolidated financial statements were excluded from the OSG consolidated group for U.S. income tax purposes for the eleven-month period ended November 30, 2016. The Company’s financial statements have been prepared on the basis that OSG was responsible for all U.S. taxes for periods prior to December 1, 2016. Prior to December 1, 2016, the Company had not operated as an independent stand-alone entity. However, for the purposes of these consolidated financial statements the Company has calculated income taxes as if it had filed relevant income tax returns on a stand-alone basis. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

74
International Seaways, Inc.

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

10.	Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 6, “Equity Method Investments,” for further discussion of the Company’s evaluation of impairment of its equity method investments during the three years ended December 31, 2018.

11.	Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, judgements involved in identifying performance obligations in revenue contracts, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation, estimates used in assessing the recoverability of equity method investments and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.	Recently adopted accounting standards — In January 2017, the FASB issued ASU 2017-01, Business Combinations (ASC 805), which revises the definition of a business and puts in place a new framework to assist entities in evaluating whether an acquired set of assets and activities should be accounted for as an acquisition of a business or as a group of assets. Under the current business combinations guidance, there are three elements of a business: inputs, processes, and outputs. The new framework adds an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. The new framework also specifies the minimum required inputs and processes necessary to be a business. It removes the need to consider a market participant’s ability to replace missing elements when all of the inputs or processes that the seller used in operating a business were not obtained. What qualifies as an input and process remains substantially the same as in the prior guidance. While processes would typically be documented, the guidance clarifies that the intellectual capacity of an organized workforce could also qualify as a process. Administrative systems (e.g., billing, payroll) are typically not considered processes that significantly contribute to the creation of outputs. The new guidance narrows the definition of “outputs” to be consistent with how they are described in ASC 606. As a result, fewer sets will be considered to have outputs. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. Upon adoption of this standard, the Company concluded that the acquisition of six VLCC tankers (see Note 5, “Vessels, Deferred Drydock and Other Property”) should be accounted for as an acquisition of a group of assets as substantially all of the fair value of the gross assets acquired was concentrated in vessel assets.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the year ended December 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), which requires that an employer classify and report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period and disclose by line item in the statement of operations the amount of net benefit cost that is included in the statement of operations. The other components of net benefit cost would be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The standard is effective for interim and annual periods beginning after December 31, 2017. The standard requires application using a retrospective transition method and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Such practical expedient was not utilized by the Company. The adoption of this accounting standard resulted in the presentation of $526 and ($380) of net actuarial gains/(losses) and $809 and $886 of benefit obligation interest costs, which were previously presented in the general and administrative expense line for the years ended December 31, 2017 and 2016, respectively, in the other expense and interest expense lines on the consolidated statements of operations, respectively.

75
International Seaways, Inc.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting standard resulted in the inclusion of restricted cash of $10,579 at December 31, 2017 in the beginning-of-period amounts shown on the statement of cash flows for the year ended December 31, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual periods beginning after December 31, 2017. The guidance requires application using a retrospective transition method. We adopted the standard for classification of distributions received from equity method investees using the cumulative equity earnings approach, which required the retrospective reclassification of distributions received from certain affiliated companies accounted for by the equity method, from investing activities to operating activities. As a result, $19,530 and $6,334 of the total distributions of $40,750 and $18,500 received from certain affiliated companies accounted for by the equity method during the years ended December 31, 2017 and 2016, respectively, are presented as cash inflows from investing activities while the balance of $21,220 and $12,166 are presented as cash inflows from operating activities. In addition, the adoption of this accounting standard resulted in the separate line presentation of $1,964 and $1,942 of insurance proceeds received for various claims arising from the normal operations of our vessel fleet, in the operating activities section of the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), a standard that supersedes virtually all of the existing revenue recognition guidance in U.S. GAAP. The standard establishes a five-step model that applies to revenue earned from a contract with a customer. The standard’s requirements also apply to the sale of some non-financial assets that are not part of an entity’s ordinary activities (e.g., sales of property or plant and equipment). Extensive disclosures are required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods and key judgments and estimates. The FASB has issued several amendments to the standard, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard is effective for us beginning January 1, 2018 and we adopted the standard using the cumulative catch-up transition method. See Note 15, “Revenue,” for further information.

13.	Recently issued accounting standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Unlike the incurred loss models under existing standards, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, an entity will recognize its estimate of expected credit losses for financial assets as of the end of the reporting period. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2019 and early adoption is permitted. We are in the process of evaluating financial assets on our balance sheet for potential credit losses under CECL model. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the new leasing standard, ASC 842.

76
International Seaways, Inc.

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

In September 2017, the FASB issued ASU 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which allows certain public business entities (“PBEs”) that otherwise would not meet the definition of a public business entity except for a requirement to include its financial statements or financial information in another entity’s filings with the SEC, to elect to use non-PBE transition dates for the sole purpose of adopting ASU No. 2016-02, Leases (ASC 842), and ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). All financial statements or financial information of the Company’s FSO and LNG joint ventures that may be included in the Company’s filings with the SEC pursuant to SEC Regulation S-X Rule 4-08(g), Summarized Financial Information of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, and/or SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, reflect the adoption of ASC 606 on January 1, 2018.

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

77
International Seaways, Inc.

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

We will adopt ASC 842 effective January 1, 2019 using the modified retrospective transition approach, which allows the Company to recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption rather than restate our comparative prior year periods. Based on our analysis, the cumulative effect adjustment to the opening balance of accumulated deficit will be zero because (i) we do not have any unamortized initial direct costs as of January 1, 2019 that need to be written off; (ii) we do not have any deferred gain or loss from our previous sale and operating leaseback transactions that need to be recognized; and (iii) the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same and even if accounted for separately, the lease component of such contracts would be considered operating leases.

In determining the appropriate discount rate to use in calculating the present value of the Company’s contractual lease payments, the Company will make significant judgements and assumptions to estimate the its incremental borrowing rate as the rate implicit in the Company’s leases cannot be readily determined. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow on a 100% collateralized basis over a term similar to the lease term and amount equal to the lease payments in a similar economic environment. The Company will perform the following steps in estimating its incremental borrowing rate: (i) gather observable debt yields of the Company’s recently issued debt facilities; (ii) make adjustments to the yields of the actual debt facilities to reflect changes in collateral level, terms, the risk-free interest rate, and credit ratings. In addition, the Company will perform sensitivity analyses to evaluate the impact of selected discount rates on the estimated lease liability.

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. Upon adoption of ASC 842, management expects that based on our current portfolio of leases, assets and liabilities on the consolidated balance sheet will increase by approximately $31,500 due to the recognition of right-of-use assets and corresponding lease liabilities. For chartered-in vessels, the Company does not plan to elect the lessee practical expedient, which allows lessees, as an accounting policy election made by class of underlying asset, to choose not to separate nonlease components from lease components and instead combine the separate lease and nonlease components and account for them as a single lease component. For leased office and other space, the Company plans to elect this practical expedient as it is not practical to separate the insignificant nonlease components from the associated lease components for these types of leases.

As discussed above under revenue and expense recognition, the Company currently has three revenue streams: revenue from time/bareboat charters, revenue from voyage charters, and pool revenues. The lease component for all three revenue streams (when multiple loading or discharging port options are included in a voyage charter such charter is determined to contain a lease) relates to the cost to a lessee to control the use of the vessel and the nonlease component relates to the cost to the lessee for the lessor to operate the vessel. The Company concluded that the criteria for not separating lease and non-lease components for each of its revenue streams are met as (1) the timing and pattern of recognizing revenues for operating the vessel is the same as the timing and pattern of recognizing vessel leasing revenue; and (2) the lease component of all three revenue streams, if accounted for separately, would be classified as an operating lease. In addition, when a voyage charter contract does not provide for multiple loading or multiple discharge options, the Company concluded that this kind of contract does not contain a lease component due to the charterer not having substantive decision-making rights to direct how and for what purpose the vessel is used and thus is out of the scope of ASC 842. The Company will elect the lessor practical expedient, which allows entities to choose to aggregate nonlease components with the associated lease components and to account for the combined components as required by the practical expedient.

78
International Seaways, Inc.

ASC 842 also allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases (i.e., leases with an original term of 12-months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The accounting policy election for short-term leases shall be made by class of underlying asset to which the right of use relates. The Company will elect not to apply ASC 842 to its portfolio of short-term leases existing on January 1, 2019.

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

There were 42,449, 35,876 and 1,489 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2018, 2017 and 2016, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. Accordingly, no allocation was made to the participating securities under the two-class method for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there were 139,506 shares of restricted stock units and 400,785 stock options outstanding considered to be potentially dilutive securities.

The components of the calculation of basic and diluted earnings per share are as follows:

For the year ended December 31,	2018	2017	2016
Net loss	$(88,940)	$(106,088)	$(18,223)

Weighted average common shares outstanding:
Basic	29,136,634	29,159,440	29,157,992
Diluted	29,136,634	29,159,440	29,157,992

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

For the year ended December 31,	2018	2017	2016
Net loss allocated to:
Common Stockholders	$(88,940)	$(106,088)	$(18,223)
Participating securities	-	-	-
	$(88,940)	$(106,088)	$(18,223)

There were no dilutive equity awards outstanding for the years ended December 31, 2018, 2017 and 2016. Awards of 523,544, 397,833 and 11,153 for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

79
International Seaways, Inc.

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

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2018 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
2018
Shipping revenues	$202,396	$67,965	$-	$270,361
Time charter equivalent revenues	175,524	67,576	-	243,100
Depreciation and amortization	54,431	17,862	135	72,428
Loss/(gain) on disposal of vessels and other property, including impairments	22,992	(3,312)	-	19,680
Adjusted income/(loss) from vessel operations	2,194	(12,002)	567	(9,241)
Equity in income of affiliated companies	19,582	-	9,850	29,432
Investments in and advances to affiliated companies at December 31, 2018	143,789	12,321	112,212	268,322
Adjusted total assets at December 31, 2018	1,285,433	328,792	112,212	1,726,437
Expenditures for vessels and vessel improvements	146,322	2,624	-	148,946
Payments for drydockings	4,121	399	-	4,520
2017
Shipping revenues	$192,426	$97,675	$-	$290,101
Time charter equivalent revenues	178,812	96,183	-	274,995
Depreciation and amortization	56,302	22,418	133	78,853
Loss on disposal of vessels and other property, including impairments	85,625	1,230	-	86,855
Adjusted income/(loss) from vessel operations	21,623	(8,385)	(31)	13,207
Equity in income of affiliated companies	34,577	-	14,389	48,966
Investments in and advances to affiliated companies at December 31, 2017	260,884	15,612	102,398	378,894
Adjusted total assets at December 31, 2017	1,104,714	382,905	102,025	1,589,644
Expenditures for vessels and vessel improvements	172,164	1,371	-	173,535
Payments for drydockings	17,606	3,790	-	21,396
2016
Shipping revenues	$271,764	$126,555	$-	$398,319
Time charter equivalent revenues	258,171	126,314	560	385,045
Depreciation and amortization	52,395	26,696	794	79,885
Loss on disposal of vessels and other property, including impairments	7,585	71,456	162	79,203
Adjusted income from vessel operations	111,768	13,327	710	125,805
Equity in income of affiliated companies	5,584	-	11,265	16,849
Investments in and advances to affiliated companies at December 31, 2016	266,470	15,296	76,915	358,681
Adjusted total assets at December 31, 2016	1,066,184	422,579	76,915	1,565,678
Expenditures for vessels and vessel improvements	691	1,297	-	1,988
Payments for drydockings	7,636	1,622	-	9,258

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2018	2017	2016
Time charter equivalent revenues	$243,100	$274,995	$385,045
Add: Voyage expenses	27,261	15,106	13,274
Shipping revenues	$270,361	$290,101	$398,319

80
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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2018	2017	2016
Total adjusted (loss)/income from vessel operations of all segments	$(9,241)	$13,207	$125,805
General and administrative expenses	(24,304)	(24,453)	(30,352)
Third-party debt modification fees	(1,306)	(9,240)	-
Separation and transition costs	-	(604)	(9,043)
Loss on disposal of vessels and other property, including impairments	(19,680)	(86,855)	(79,203)
Consolidated (loss)/income from vessel operations	(54,531)	(107,945)	7,207
Equity in income of affiliated companies	29,432	48,966	16,849
Other expense	(3,715)	(5,818)	(1,346)
Interest expense	(60,231)	(41,247)	(40,362)
Reorganization items, net	-	-	(131)
Loss before income taxes	$(89,045)	$(106,044)	$(17,783)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2018	2017
Total assets of all segments	$1,726,437	$1,589,644
Corporate unrestricted cash and cash equivalents	58,313	60,027
Restricted cash	59,331	10,579
Other unallocated amounts	4,520	4,234
Consolidated total assets	$1,848,601	$1,664,484

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2018 follows:

	Crude	Product
	Tankers	Carriers	Other	Consolidated
2018
Total vessels, deferred drydock and other property at December 31, 2018	$1,057,994	$289,317	$257	$1,347,568
2017
Total vessels, deferred drydock and other property at December 31, 2017	$800,362	$339,627	$374	$1,140,363
2016
Total vessels, deferred drydock and other property at December 31, 2016	$753,028	$377,095	$484	$1,130,607

81
International Seaways, Inc.

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

At December 31,	2018	2017
Vessels, at cost	$1,629,647	$1,404,360
Accumulated depreciation	(301,885)	(302,087)
Vessels, net	1,327,762	1,102,273

Other property, at cost	8,199	7,377
Accumulated depreciation and amortization	(5,166)	(4,923)
Other property, net	3,033	2,454

Total Vessels and other property	$1,330,795	$1,104,727

All of the Company’s vessels are pledged as collateral under either the 2017 Term Loan Facility, Sinosure Credit Facility, or ABN Term Loan Facility (see Note 8, “Debt”). The aggregate carrying value of the 29 vessels pledged as collateral under the 2017 Term Loan Facility, the six vessels pledged as collateral under Sinosure Credit Facility, and the vessel pledged as collateral under ABN Term Loan Facility at December 31, 2018 was $836,310, $436,812, and $51,762, respectively. A breakdown of the carrying value of the Company’s owned vessels by reportable segment and fleet as of December 31, 2018 and 2017 follows:

As of December 31, 2018
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

Crude Tankers
VLCC	$998,038	$(200,706)	$797,332		7.6	13
Suezmax	117,339	(5,914)	111,425		1.4	2
Aframax(1)	95,116	(15,445)	79,671		13.1	3
Panamax	56,357	(2,447)	53,910		16.2	7
Total Crude Tankers	1,266,850	(224,512)	1,042,338	(2)	8.4	25

Product Carriers
LR2	73,681	(12,009)	61,672		4.4	1
LR1	106,376	(17,772)	88,604		10.0	4
MR	182,740	(47,592)	135,148		10.0	6
Total Product Carriers	362,797	(77,373)	285,424	(3)	9.1	11

Fleet Total	$1,629,647	$(301,885)	$1,327,762		8.5	36

(1)	Net carrying value includes assets capitalized on two bareboat chartered-in Aframaxes.
(2)	Includes seven VLCCs, one Aframax, and one Panamax with an aggregate carrying value of $429,045, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $341,625 by $87,420.
(3)	Includes one LR2, four LR1s and four MRs with an aggregate carrying value of $269,645, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $202,300 by $67,345.
82
International Seaways, Inc.

As of December 31, 2017
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

Crude Tankers
VLCC (includes ULCC)	$663,880	$(209,966)	$453,914	12.5	10
Suezmax	117,259	(1,821)	115,438	0.4	2
Aframax	167,146	(21,064)	146,082	12.6	7
Panamax	61,120	(538)	60,582	15.3	8
Total Crude Tankers	1,009,405	(233,389)	776,016	12.1	27

Product Carriers
LR2	73,681	(9,305)	64,376	3.4	1
LR1	106,176	(13,122)	93,054	9.0	4
MR	215,098	(46,271)	168,827	11.5	10
Total Product Carriers	394,955	(68,698)	326,257	9.6	15

Fleet Total	$1,404,360	$(302,087)	$1,102,273	11.7	42

Vessel activity for the three years ended December 31, 2018 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at January 1, 2016	$1,642,891	$(404,957)	$1,237,934
Purchases and vessel additions	2,127	-
Depreciation	-	(63,328)
Impairment	(166,078)	86,836
Balance at December 31, 2016	1,478,940	(381,449)	1,097,491
Purchases and vessel additions	174,108	-
Disposals and transfer to held for sale	(23,266)	2,232
Depreciation	-	(59,883)
Impairment	(225,422)	137,013
Balance at December 31, 2017	1,404,360	(302,087)	1,102,273
Purchases and vessel additions	459,608	-
Disposals	(176,300)	16,097
Depreciation	-	(56,711)
Impairment	(58,021)	40,816
Balance at December 31, 2018	$1,629,647	$(301,885)	$1,327,762

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

During the year ended December 31, 2018, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018; one VLCC that was held-for-sale as of September 30, 2018; and as of December 31, 2018, one MR that has an increased likelihood of disposal prior to the end of its useful life.

83
International Seaways, Inc.

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

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment test as of December 31, 2018, the Company utilized weighted probabilities assigned to possible outcomes for the MR for which an impairment triggering event was determined to exist. As the Company is considering selling the MR as a part of its fleet renewal program, a 50% probability was assigned to the possibility that the vessel will be sold prior to the end of its useful life. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by utilizing a combination of third party appraisals and recently executed vessel sale transactions. Based on the tests performed, the sum of the undiscounted cash flows for the vessel was less than its carrying value as of December 31, 2018. Accordingly, an impairment charge totaling $1,670 was recorded to write-down the vessel’s carrying value to its estimated fair value at December 31, 2018.

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of December 31, 2017. Factors considered included declines in valuations during 2017 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company would sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the above indicators constituted impairment trigger events for eighteen vessels (one ULCC, one VLCC, six Aframaxes, eight Panamaxes and two LR1s) as of December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017.

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

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization was based on historical levels achieved and estimates of a residual value for recyclings are based upon published 12-year historical data or the pattern of scrap rates used in management’s evaluation of salvage value for purposes of recording depreciation.

84
International Seaways, Inc.

In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals, current recycling market data, and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with that described above and discounted the cash flows using its current estimate of INSW’s weighted average cost of capital. Based on the tests performed, impairment charges totaling $81,062 and $7,346 were recorded on twelve vessels (one ULCC, one VLCC, four Aframaxes and six Panamaxes) at December 31, 2017 and three vessels (one Panamax and two MRs) as of September 30, 2017, respectively to write-down their carrying values to their estimated fair values.

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

In estimating the fair value of the vessels for the purposes of Step 2 of the September 30, 2016 impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. In estimating the fair values of the vessels for the purposes of Step 2 of the December 31, 2016 impairment tests, the Company considered the market and income approaches by using a combination of third party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company used a methodology consistent with that described above and discounted the cash flows using its current estimate of INSW’s weighted average cost of capital. Based on the tests performed, impairment charges aggregating $29,602 were recorded on one Panamax and seven MRs to write-down their carrying values to their estimated fair values at December 31, 2016.

Vessel Acquisitions and Deliveries

On June 14, 2018 (the “Closing Date”), the Company completed its acquisition of six 300,000 DWT VLCCs including one 2015-built and five 2016-built. The Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshall Islands and the sole member of six limited liability companies each of which holds title to a VLCC tanker (collectively, the "Six VLCCs") (such purchase, the "Transaction"). The Transaction was completed pursuant to the terms of the Stock Purchase and Sale Agreement (the "SPA") dated as of April 18, 2018, by and among Seaways Holding Corporation, a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of the Company, Euronav NV ("Euronav"), a corporation incorporated and existing under the laws of the Kingdom of Belgium, and Euronav MI II Inc. (as successor to Euronav MI Inc.), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav. In accordance with ASC 2017-01, Business Combinations (Topic 805), this acquisition did not constitute the acquisition of a business, and therefore was accounted for as an asset acquisition. The purchase price for the Transaction was $434,000, inclusive of assumed debt secured by the Vessels (see Note 8, “Debt”). On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. The balance payable to Euronav for the other assets and liabilities of Gener8 Maritime Subsidiary VII, Inc. acquired was determined to be $20,935 and was paid to Euronav in October 2018.

During 2017, the Company acquired two 2017-built Suezmax tankers for an aggregate price of $116,000, which were delivered in July 2017, and one 2010-built VLCC tanker for a price of $53,000, which was delivered in November 2017.

Vessel Sales

During the year ended December 31, 2018, the Company recognized a net aggregate gain on disposal of vessels and other property of $643, primarily relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of three 2004-built MRs, a 1998-built MR, a 2000-built VLCC, a 2001-built VLCC, two 2001-built Aframaxes, and a 2002-built Panamax; (iii) the sale and leaseback of two 2009-built Aframaxes, and (iv) the sale of a 2003-built ULCC in conjunction with the acquisition of Six VLCCs.

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

85
International Seaways, Inc.

Drydocking activity for the three years ended December 31, 2018 is summarized as follows:

	2018	2017	2016
Balance at January 1	$30,528	$30,557	$37,075
Additions	5,616	19,205	8,822
Sub-total	36,144	49,762	45,897
Drydock amortization	(15,084)	(18,367)	(15,340)
Amount charged to loss on disposal of vessels	(4,287)	(867)	-
Balance at December 31	$16,773	$30,528	$30,557

 NOTE 6 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2018, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

FSO Joint Venture

The Company has a 50% interest in this joint venture. The FSO Joint Venture financed the purchase of the two ULCCs from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing, which was secured by, among other things, the service contracts with Maersk Oil Qatar AS and the FSOs themselves. In July 2017, the FSO Joint Venture repaid the principal balance outstanding on the bank financing facility, using cash on hand.

In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the new operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. Such contracts commenced during the third quarter of 2017 at the expiry of the previous contracts with Maersk Oil Qatar AS.

On March 29, 2018, the FSO Joint Venture executed an agreement on a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company; maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. The FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to fund partially the agreement to purchase the Six VLCCs (See Note 5, “Vessels, Deferred Drydock and Other Property”). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal to or greater than 1.10 to 1.00. Approximately $93,033 was outstanding under the FSO Term Loan as of December 31, 2018. The FSO Joint Venture had no outstanding debt as of December 31, 2017.

Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver. The interest rate swap covers a notional amount of $186,066 as of December 31, 2018. As of December 31, 2018, the FSO Joint Venture had a liability of $1,008 for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating a loss of $504 at December 31, 2018 is included in accumulated other comprehensive loss in the accompanying balance sheet.

86
International Seaways, Inc.

As of December 31, 2018, the maximum aggregate potential amount of future principal payments (undiscounted) relating to equity method investees secured bank debt and interest rate swap obligations that INSW could be required to make was $93,548 and the carrying value of the Company’s guaranty of these obligations in the accompanying consolidated balance sheets was $673.

The FSO Joint Venture is party to a number of contracts to which INSW serves as guarantor. See Note 12, “Related Parties,” for additional information relating to guarantees.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $553,005 and $597,129 was outstanding under this secured facility as of December 31, 2018 and 2017, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $532,746 and $576,429 at December 31, 2018 and 2017, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2018 and 2017, the joint venture recorded a liability of $37,687 and $58,243, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $18,713 and $28,980 at December 31, 2018 and 2017, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Impairment of Equity Method Investments

Management gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 and 2017, respectively, that could indicate that the carrying amounts of its investments in the FSO Joint Venture and LNG Joint Venture were not recoverable as of December 31, 2017 and 2018, respectively. Management concluded that no such events or changes in circumstances had occurred to warrant an impairment testing at either date.

In December 2016, evidence of an other-than-temporary decline in the fair value of the Company’s investments in its FSO Joint Venture below its carrying value was identified by the Company. Specifically, management concluded that the lower charter rate expected over the duration of the then recently awarded five-year service contracts commencing in the third quarter of 2017 was negative evidence indicating that the excess of the carrying value of the Company’s investment in these joint ventures over their fair value was other-than-temporary as of December 31, 2016.

As the Company determined that other-than-temporary impairments existed in relation to its investments in the FSO Joint Venture, impairment charges aggregating $30,475 were recorded to write down the investments to their estimated fair values as of December 31, 2016. In estimating the fair value of the Company’s investments in the FSO Joint Ventures as of December 31, 2016, the Company utilized an income approach by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the FSO Joint Venture. In preparing the discounted cash flow models, the Company used a methodology largely consistent with the methodology and assumptions detailed in Note 5, “Vessels, Deferred Drydock and Other Property” above with the exception being that as the assets owned by the joint ventures serve under specific service contracts, the estimated charter rates for periods after the expiry of the existing contracts were based upon management’s internally forecasted rates. The cash flows were discounted using the current estimated weighted average cost of capital for each joint venture, which approximated 9.5% and took into consideration country risk, entity size and uncertainty with respect to the cash flows for periods beyond the current charter expiries.

Financial Information of Significant Equity Method Investments

Investments in and advances to affiliated companies as reflected in the accompanying consolidated balance sheet as of December 31, 2018 consisted of: FSO Joint Venture of $136,988, LNG Joint Venture of $112,212 and Other of $19,122 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

87
International Seaways, Inc.

Financial information for the equity method investees that were significant for the three years ended December 31, 2018, adjusted for basis and accounting policy differences, is as follows:

For the year ended December 31,	2018	2017	2016
Shipping revenues	$209,571	$234,916	$247,451
Ship operating expenses	(112,541)	(106,228)	(114,487)
Income from vessel operations	97,030	128,688	132,964
Other income	1,494	3,497	830
Interest expense	(40,676)	(36,831)	(43,038)
Income tax provision	(3,433)	(1,886)	-
Net income	$54,415	$93,468	$90,756

Percentage of ownership in equity investees	49.9% - 50.0%	49.9% - 50.0%	49.9% - 50.0%
Equity in income of affiliated companies, before consolidating and reconciling adjustments	$27,187	$46,704	$45,355

Impairment of equity method investments in FSO Joint Venture	-	-	(30,475)
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	2,395	2,301	2,409
Amortization of interest capitalized during construction of LNG vessels	(419)	(419)	(419)
Other	269	380	(21)
Equity in income of affiliated companies	$29,432	$48,966	$16,849

The tables below present the financial position for the equity method investees that were significant and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2018 and 2017:

As of December 31,	2018	2017
Current assets	$55,768	$77,545
Vessels, net	1,280,853	1,344,613
Other assets	60,498	65,551
Total assets	$1,397,119	$1,487,709

Current liabilities	$118,323	$78,273
Long-term debt and other non-current liabilities	733,575	917,564
Equity	545,221	491,872
Total liabilities and equity	$1,397,119	$1,487,709

Percentage of ownership in equity investees	49.9% - 50.0%	49.9% - 50.0%
INSW Share of affiliate's equity, before consolidating and reconciling adjustments	$272,405	$245,751

Impairment of equity method investments in FSO Joint Venture	(30,475)	(30,475)
Advances from shareholders of FSO Joint Venture (2)	28,666	162,762
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(31,889)	(34,284)
Unamortized interest capitalized during construction of LNG vessels	9,856	10,275
INSW guarantee for FSO Term Loan	673	-
Other (1)	19,086	24,865
Investments in and advances to affiliated companies	$268,322	$378,894

(1)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.
(2)	Such advances are unsecured, interest free and not repayable within one year.

88
International Seaways, Inc.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 14, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

NOTE 7 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2018, the Company participates in six commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

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

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the VIEs described above as of December 31, 2018 and 2017:

Consolidated Balance Sheet as of December 31,	2018	2017
Investments in Affiliated Companies	$139,359	$255,456

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and the Company’s potential obligations under its guarantee of the FSO Term Loan and associated interest rate swap. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2018:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$673	$232,908

In addition, as of December 31, 2018, the Company had approximately $14,229 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2018.

89
International Seaways, Inc.

NOTE 8 —DEBT:

Debt consists of the following:

	December 31,	December 31,
	2018	2017
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $20,032 and $23,074	$444,344	$523,489
2017 Revolver Facility, net of unamortized deferred finance costs of $552	-	29,448
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $845	25,879	-
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred finance costs of $2,664	290,620	-
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,402	23,598	-
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,705	26,226	-
	810,667	552,937
Less current portion	(51,555)	(24,063)
Long-term portion	$759,112	$528,874

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

On November 6, 2017, the Company drew down $30,000 under the 2017 Revolver Facility in order to partially fund the acquisition of a 2010-built VLCC tanker as described above in Note 5, “Vessels.” On March 21, 2018, the $30,000 outstanding balance under the 2017 Revolver Facility was repaid in full using proceeds from the sale of vessels sold during December 2017 and the first quarter of 2018.

90
International Seaways, Inc.

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

Facility	2017 Term Loan Facility		2017 Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR
Floor	2.00%	1.00%	2.00%	1.00%
Applicable Margin	5.00%	6.00%	2.50%	3.50%

The 2017 Term Loan Facility amortizes in quarterly installments equal to 1.25% of the original principal amount of the loan, reduced by the $60,000 prepayment described above. The 2017 Term Loan Facility is subject to additional mandatory annual prepayments in an aggregate principal amount of 75% of Excess Cash Flow, as defined in the credit agreement.

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2018 based on the actual results of the year ended December 31, 2018. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2019.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of December 31, 2018, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,500.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of December 31, 2018, with an estimated ratio of 39%.

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

91
International Seaways, Inc.

On the Closing Date, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the Closing Date. Supplemental cash flow information for the year ended December 31, 2018 associated with the aforementioned non-cash assumption of debt in relation to the acquisition of six VLCCs aggregating $310,968 were non-cash investing activities and financing activities.

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
(iv)	interest expense coverage ratio, which for Seaways Holding Corporation, shall not be less than 2.00 to 1.00 during the period commencing on July 1, 2018 through June 30, 2019 and will be calculated on a trailing six, nine and twelve-month basis from December 31, 2018, March 31, 2019 and June 30, 2019, respectively. For the Company, the interest expense coverage ratio shall not be less than 2.25 to 1.00 for the period commencing on July 1, 2019 through June 30, 2020 and no less than 2.50 to 1.00 for the period commencing on July 1, 2020 and thereafter and shall be calculated on a trailing twelve-month basis. No event of default under this covenant will occur if the failure to comply is capable of remedy and is remedied within thirty days of the Facility Agent giving notice to the Company or (if earlier) any Obligor becoming aware of the failure to comply, and (i) if such action is being taken with respect to a Test Date falling on or prior to December 31, 2019, then such remedy shall be in the form of cash and cash equivalents being (or having been) deposited by Seaways Holding Corporation to a restricted Minimum Liquidity Account within the thirty day period mentioned above in the manner and in the amounts required to remedy such breach as tested at the Seaways Holding Corporation level and (ii) if such action is being taken with respect to a Test Date falling on or after January 1, 2020, then any such remedy and the form of the same shall be considered and determined by the lenders under the Sinosure Credit Facility in their absolute discretion. On March 1, 2019, the Sinosure Credit Facility lenders consented to extending the interest expense coverage ratio cure remedy discussed above based on the Consolidated EBITDA of Seaways Holding Corporation for an additional period of one year to Test Dates falling on or prior to December 31, 2020.

The Sinosure Credit Facility also requires the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

As of December 31, 2018, the Company was in compliance with all such covenants that were in effect on such date.

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

92
International Seaways, Inc.

The ABN Term Loan Facility requires Seaways Shipping Corporation to maintain a minimum unrestricted cash balance of $825 per vessel and a balance of $2,500 and up to $2,100 in a debt service reserve accounts and a dry dock reserve account, respectively, and provides for a restriction on dividends unless minimum unrestricted cash levels are maintained and Seaways Shipping Corporation is in compliance with its covenants. The ABN Term Loan Facility also has a vessel value maintenance clause that requires the Company to ensure that the fair market value of the Seaways Raffles is at all times not less than 150% of the outstanding principal amount of the loan. The Company was in compliance with these covenants as of December 31, 2018.

The ABN Term Loan Facility also requires that the loan agreement be amended as soon as reasonably practical following the effective date of the loan to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50,000) to which the Company becomes a party, that are deemed to be materially more advantageous to the lenders under such agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the first quarter of 2019.

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

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.5% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,458, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the Transaction, to repay a portion of its outstanding 2017 Debt Facility and for general corporate purposes.

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

The Company was in compliance with financial covenants under the 8.5% Senior Notes as of December 31, 2018.

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

93
International Seaways, Inc.

On September 17, 2018, the Company repurchased $2,069 of the 10.75% Subordinated Notes at a price equal to 100% of the principal amount.

The 10.75% Subordinated Notes were issued under an indenture dated as of June 13, 2018 (the "Subordinated Notes Indenture"), between the Company and GLAS Trust Company LLC, as trustee (the "Subordinated Notes Trustee"). On December 28, 2018, the Company entered into a supplemental indenture (the “First Supplemental Indenture”) with the Subordinated Notes Trustee to amend the terms of the 10.75% Subordinated Notes to, among other matters, more closely reflect the asset sale provisions of the 2017 Term Loan Facility. As a condition to the effectiveness of the First Supplemental Amendment, the Company paid a fee to the holders of the Notes of 0.50% of the outstanding amounts of the Notes.

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

The Company was in compliance with the covenants under the Subordinated Notes Indenture as of December 31, 2018.

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

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2018, 2017 and 2016 with respect to the Company’s debt facilities:

Debt facility	2018	2017	2016
2017 Term Loan Facility, due 2022	$45,601	$22,546	$-
2017 Revolver Facility	475	495	-
ABN Term Loan Facility, due 2023	1,024	-	-
Sinosure Credit Facility, due 2027 - 2028	8,350	-	-
8.5% Senior Notes, due 2023	1,396	-	-
10.75% Subordinated Notes, due 2023	2,032	-	-
INSW Facilities, due 2019	-	16,743	38,442
Total debt related interest expense	$58,878	$39,784	$38,442

94
International Seaways, Inc.

The following table summarizes interest paid, excluding deferred financing fees paid, and capitalized interest, during the years ended December 31, 2018, 2017 and 2016 with respect to the Company’s debt facilities:

Debt facility	2018	2017	2016
2017 Term Loan Facility, due 2022	$42,825	$16,319	$-
2017 Revolver Facility	442	316	-
ABN Term Loan Facility, due 2023	795	-	-
Sinosure Credit Facility, due 2027 - 2028	7,225	-	-
8.5% Senior Notes, due 2023	1,250	-	-
10.75% Subordinated Notes, due 2023	1,591	-	-
INSW Facilities, due 2019	-	16,732	33,039
Total debt related interest expense paid	$54,128	$33,367	$33,039

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2018, the Company incurred debt issuance and amendment costs aggregating $14,648 in connection with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, 10.75% Subordinated Notes (and the subsequent amendment thereto), and the 2017 Debt Facilities Second Amendment. Debt issuance and amendment fees paid to all lenders and third-party fees associated with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, and 10.75% Subordinated Notes totaled $7,677, of which $7,568 were capitalized as deferred finance charges and $109 was expensed and is included in third-party debt modification fees in the consolidated statement of operations. Debt amendment fees paid to lenders and third-party fees associated with the 2017 Debt Facilities Second Amendment totaled $6,971, of which $4,479 were capitalized as deferred finance charges. The remaining $2,492 was expensed, of which $1,197 is included in third-party debt modification fees in the consolidated statement of operations and $1,295 of debt extinguishment costs are included in other expense in the consolidated statement of operations. In addition, aggregate net losses of $2,400 for the year ended December 31, 2018 recognized on the repurchases of the Company’s debt facilities, is included in other expense in the consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal prepayment of $60,000 made in connection with the 2017 Debt Facilities Second Amendment and the repurchase of $2,069 of the 10.75% Subordinated Notes, which were treated as partial extinguishments. Debt issuance and amendment costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt on the consolidated balance sheets.

During the year ended December 31, 2017, the Company incurred issuance costs aggregating $24,307 in connection with the 2017 Debt Facilities. Issuance costs paid to all lenders and third-party fees associated with lenders of the 2017 Debt Facilities who had not participated in the INSW Facilities aggregating $15,067 were capitalized as deferred finance charges. (See Note 2, “Significant Accounting Policies,” for additional information relating to deferred financing charges). Third party fees associated with the First Amendment and with lenders of the 2017 Debt Facilities who had participated in the INSW Facilities aggregating $9,240, for the year ended December 31, 2017 were expensed and included in third-party debt modification fees in the consolidated statement of operations. In addition, an aggregate net loss of $7,020 for the year ended December 31, 2017 realized on the modification of the Company’s debt facilities, is included in other expense in the consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. Issuance costs incurred with respect to the 2017 Debt Facilities have been treated as a reduction of debt proceeds. During the year ended December 31, 2016, the Company paid deferred financing fees of $8,273 in connection with amendments to the INSW Facilities. Such fees were capitalized as deferred finance charges.

During the year ended December 31, 2016, INSW made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The aggregate net losses of $1,342 realized on these transactions for the year ended December 31, 2016, is included in other expense in the consolidated statement of operations. The net loss reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions which were treated as partial extinguishments and a $3,755 discount on repurchase of debt for the year ended December 31, 2016. Third party legal and consulting fees (aggregating $225) incurred by INSW in relation to the open market repurchases are included in general and administrative expenses in consolidated statement of operations for the year ended December 31, 2016.

95
International Seaways, Inc.

As of December 31, 2018, the aggregate annual principal payments required to be made on the Company’s debt facilities are as follows:

Year	Amount
2019	$51,555
2020	51,555
2021	51,555
2022	417,930
2023	89,330
Thereafter	175,390
Aggregate principal payments required	$837,315

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents and restricted cash— The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt— The fair value of borrowings under the 2017 Term Loan Facility and the 8.50% Senior Notes is estimated based on quoted market prices. The carrying amount of the borrowings under Sinosure Credit Facility and the ABN Term Loan Facility approximates the fair value. The fair value of borrowing under the 10.75% Subordinated Notes is estimated using contractual cash flows discounted at the market yield as of December 31, 2018 for a debt instrument with a credit rating similar to that of the Company.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2018 and 2017, are as follows:

	Fair Value	Level 1	Level 2
December 31, 2018:
Cash and cash equivalents (1)	$117,644	$117,644	$-
2017 Term Loan Facility	(459,731)	-	(459,731)
ABN Term Loan Facility	(26,724)	-	(26,724)
Sinosure Credit Facility	(293,284)	-	(293,284)
8.5% Senior Notes	(22,960)	(22,960)	-
10.75% Subordinated Notes	(29,094)	-	(29,094)

December 31, 2017:
Cash and cash equivalents (1)	$70,606	$70,606	$-
2017 Term Loan Facility	(550,689)	-	(550,689)
2017 Revolver Facility	(30,227)	-	(30,227)

(1) Includes non-current restricted cash of $59,331 and $10,579 at December 31, 2018 and 2017, respectively.

96
International Seaways, Inc.

Derivatives

The Company manages its exposure to interest rate volatility risks by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW is party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.605% through the termination date of December 31, 2020. The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering a notional amount of $293,284 at December 31, 2018 that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99% through the termination date of March 21, 2022. The Interest Rate Swap agreement is designated and qualified as a cash flow hedge and contains no leverage features.

The Company has elected to apply hedge accounting and designated its interest rate cap and interest rate swap as cash flow hedges.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. The following tables present information with respect to the fair values of derivatives reflected in the December 31, 2018 and 2017 balance sheets on a gross basis by transaction:

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
December 31, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$460	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	704	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(707)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,922)
Total derivatives designated as hedging instruments		$1,164		$(2,629)

December 31, 2017:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$16	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	886	Long-term derivative liability	-
Total derivatives designated as hedging instruments		$902		$-

97
International Seaways, Inc.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the years ended December 31, 2018, 2017 and 2016 follows:

For the year ended December 31,	2018	2017	2016
Interest rate swaps	$(1,948)	$(1,132)	$(3,050)
Interest rate cap	261	(8)	(2)
Total	$(1,687)	$(1,140)	$(3,052)

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated
	Other Comprehensive Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the year ended December 31, 2018:
Interest rate cap	Interest expense	$(21)	Interest expense	$-
Interest rate swaps	Interest expense	(471)	Interest expense	-
Total		$(492)		$-

For the year ended December 31, 2017:
Interest rate cap	Interest expense	$(131)	Interest expense	$-
Total		$(131)		$-

For the year ended December 31, 2016:
Interest rate cap	Interest expense	$(517)	Interest expense	$-
Total		$(517)		$-

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

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 2
Assets/(Liabilities) at December 31, 2018
Derivative Assets (interest rate cap)	$1,164	$1,164	(1)
Derivative Liabilities (interest rate swaps)	(2,629)	(2,629	)(1)

Assets/(Liabilities) at December 31, 2017
Derivative Assets (interest rate cap)	$902	$902	(1)

(1) For the interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

98
International Seaways, Inc.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the year ended December 31, 2018:

			Impairment
Description	Fair Value	Level 2	Charges
Crude Tankers - Vessels held and used (1)(2)	$7,025	$7,025	$(948)
Crude Tankers - Vessels held for sale (1)(2)	$17,665	$17,665	$(16,419)
Product Tankers - Vessels held and used (1)(2)	$9,000	$9,000	$(1,670)

(1) Pre-tax impairment charges of $948 related to one Panamax vessel in the Crude Tanker segment, $16,419 related to one VLCC vessel in the Crude Tanker segment and $1,670 related to one MR vessel in the Product Tankers segment were recorded during the three-month periods ended June 30, 2018, September 30, 2018 and December 31, 2018, respectively. The held-for-sale impairment charges aggregating $16,419 as of September 30, 2018 included a charge of $14,226 to write the value of the vessel down to its estimated fair value, estimated costs to sell the vessel of $361, and write-off of assets on the vessel of $1,832 which were incurred as a result of held-for-sale impairment.

(2) Fair value measurement of $7,025 at June 30, 2018 used to determine the impairment for one Panamax vessel and fair value measurement of $17,665 at September 30, 2018 used to determine impairment for one VLCC vessel were based upon a market approach, which considered the expected sale prices of the vessels based on executed memorandums of agreement for the sale of each of the vessels as discussed in Note 5, "Vessels, Deferred Drydock and Other Property." Fair value measurement of $9,000 at December 31, 2018 used to determine impairment for one MR vessel was based upon a market approach, which considered a combination of third-party appraisals and the Company’s recently executed sale transaction for a sister ship. Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

At December 31,	2018	2017
Accounts payable	$1,164	$330
Payroll and benefits	4,510	5,897
Interest	770	3,437
Due to owners on chartered in vessels	870	867
Accrued drydock, repairs and vessel betterment costs	1,974	981
Bunkers and lubricants	1,833	1,893
Charter revenues received in advance	450	1,775
Insurance	573	575
Accrued vessel expenses	6,816	3,369
Accrued general and administrative expenses	1,364	1,599
Other	2,650	2,082
Total accounts payable, accrued expense and other current liabilities	$22,974	$22,805

99
International Seaways, Inc.

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

INSW, including its subsidiaries, which are disregarded entities for U.S. Federal income tax purposes, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2018, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2019, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

The components of the income tax benefits/(provisions) follow:

For the year ended December 31,	2018	2017	2016
Current	$105	$(44)	$(440)
Deferred	-	-	-
Income tax benefit/(provision)	$105	$(44)	$(440)

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax benefits/(provisions) are summarized as follows:

For the year ended December 31,	2018	2017	2016
Marshall Islands statutory income tax rate	-%	-%	-%
Change in valuation allowance	(0.66)%	(0.78)%	(25.29)%
Liquidation of subsidiaries	-%	0.88%	29.53%
Income subject to tax in other jurisdictions	0.54%	(0.06)%	(1.76)%
Effective income tax rate	(0.12)%	0.04%	2.48%

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,435	$1,178
Excess of tax over book basis of depreciable assets	548	548
Pensions	2,007	2,852
Total deferred tax assets	3,990	4,578
Less: Valuation allowance	(3,990)	(4,578)
Deferred tax assets, net	-	-
Net noncurrent deferred tax assets/(liabilities)	$-	$-

100
International Seaways, Inc.

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards of $8,441 and $6,931, respectively. The net operating loss carryforward of $8,441 as of December 31, 2018 has an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $3,990 and $4,578, respectively, as of December 31, 2018 and 2017. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs. During 2018, the Company decreased its valuation allowance by $588 primarily as a result of a change in unfunded benefit obligation related to defined benefit pension plan in the United Kingdom.

The following is tabular rollforward of the Company’s unrecognized tax benefits (excluding interest and penalties) which are included in other current liabilities in the consolidated balance sheets:

	2018	2017
Balance of unrecognized tax benefits as of January 1,	$153	$153
Decreases for positions taken in prior years	(70)	-
Increases for positions taken in current year	1	-
Settlement	(77)	-
Balance of unrecognized tax benefits as of December 31,	$7	$153

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2018 and 2017, the Company has recognized a total liability for interest of $4 and $51, respectively.

NOTE 12 —RELATED PARTIES:

The following tables show certain related party transactions between INSW and OSG:

For the year ended December 31,	2018	2017	2016
Corporate overhead allocations from OSG
General and administrative	$-	$-	$21,486
Depreciation	-	-	517
Separation and transition costs	-	-	6,569
Reorganization items, net	-	-	131
Total corporate overhead allocations from OSG	$-	$-	$28,703

Payable to OSG aggregating $34 as of December 31, 2018 was related to a guarantee provided by OSG as described below. Payables to OSG aggregating $367 as of December 31, 2017 were primarily in relation to the spin-related agreements described below. A full and final payment of all amounts due to OSG under the spin-related agreements was made during the first quarter of 2018.

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

101
International Seaways, Inc.

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

Corporate Overhead Allocations from OSG

During 2016, the Company benefited from certain corporate functions provided by OSG. In addition, certain entities within INSW incurred similar costs in respect of corporate functions that provided services to non-INSW subsidiaries of OSG. An allocation of these corporate expenses, including legal costs related to certain litigation undertaken by OSG, has been reflected in the consolidated financial statements in general and administrative expenses, depreciation and amortization and reorganization items, net. Income earned directly by OSG is not subject to allocation because it is not directly related to the INSW business. Reorganization items, net for the year ended December 31, 2016, includes a credit for the recovery of costs allocated to INSW in prior years related to certain litigation undertaken by OSG that was settled by OSG in February 2016.

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

INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility and severally guaranteed the obligations of the FSO Joint Venture to Maersk Oil Qatar AS (“MOQ”) under the MOQ service contracts, which contracts were novated to NOC in July 2017 (the ‘‘MOQ Guarantee’’) and severally guarantees the obligations of the FSO Joint Venture under the NOC Service Contracts. The MOQ Guarantee expired following the receipt of the notification letter from Qatari tax authorities in January 2019 that the FSO Joint Venture has paid all Qatari taxes owed by the FSO Joint Venture.

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018 (See Note 6, “Equity Method Investments”). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 8, “Debt”). As of December 31, 2018, the maximum aggregate potential amount of future principal payments (undiscounted) relating to equity method investees secured bank debt and interest rate swap obligations that INSW could be required to make was $93,548 and the carrying value of the Company’s guaranty of these obligations in the accompanying consolidated balance sheet was $673.

102
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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW paid a $135 fee to OSG for 2018, which will increase to $145 per year in 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.

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

During the year ended December 31, 2016, INSW made dividend distributions to OSG totaling $202,000 (or $6.93 per share).

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

103
International Seaways, Inc.

The OSG Incentive Plans contained anti-dilution provisions whereby in the event of any change in the capitalization of OSG, the number and type of securities underlying outstanding share based payment awards were to be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share based payment awards held by INSW Group Employees upon the spinoff transaction. As the fair value of the INSW restricted stock unit or INSW performance restricted stock unit awards and the INSW stock option awards immediately after the spinoff transaction increased when compared to the fair value of the equivalent OSG awards held by INSW Group Employees immediately prior to the spinoff transactions, incremental compensation costs of approximately $427 will be recognized by INSW over the remaining vesting period of such awards as a result of the spinoff modifications. As of December 31, 2018, approximately $17 of such costs remain unamortized.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation — Restricted Common Stock

INSW awarded a total of 47,501, 38,938 and 32,067 restricted common stock shares during the years ended December 31, 2018, 2017 and 2016 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.82 (2018), $20.03 (2017) and $13.72 (2016) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Capitalized terms that follow are defined herein or in the Employee Matters Agreement.

(i) Restricted Stock Units

During the years ended December 31, 2018, 2017 and 2016, the Company awarded 55,536, 66,503 and 76,585 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $17.46 (2018), $18.91 (2017) and $15.00 (2016) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

During the year ended December 31, 2018, the Company awarded 55,534 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2021. As of December 31, 2018, INSW management believes the ROIC Target performance condition is not yet probable of being achieved. Accordingly, no compensation costs have been recognized for these awards. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.46 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $18.87 per RSU.

In addition, in April 2018, the Company awarded an executive officer, 11,882 performance-based restricted stock units, representing the 2018 tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.46 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employee being continuously employed through the end of the period over which the performance goals are measured. This performance award which would have vested on December 31, 2018, is subject to INSW’s ROIC performance for the year ended December 31, 2018 relative to a target rate (the “2018 ROIC Target”) set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2019. The performance condition in this award was achieved and resulted in a payout of approximately 72% of target during the first quarter of 2019.

104
International Seaways, Inc.

During the year ended December 31, 2017 the Company awarded 30,856 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 15, 2020. The EPS Target and ROIC Target are performance conditions which, as of December 31, 2018, INSW management believes, are not yet probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.73 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $24.35 per RSU.

In addition, during the year ended December 31, 2017, INSW granted 29,206 performance-based RSUs (11,383 of which represented the 2017 tranche of the awards originally made on October 12, 2015) to certain members of its senior management. The grant date fair value of the performance awards was determined to be $19.13 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards which vested on December 31, 2017, were subject to INSW’s ROIC performance for the year ended December 31, 2017 relative to a target rate set forth in the award agreements. The performance condition in this award was achieved and resulted in payouts ranging from 130% to 150% of target during the first quarter of 2018.

During the year ended December 31, 2016 the Company awarded 33,709 performance-based RSUs to its senior officers to replace nonvested OSG performance-based RSUs awarded by OSG. Of this amount, 24,953 performance-based RSUs represent a contingent right to receive INSW RSUs based upon the covered employees being continuously employed through December 31, 2018. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $15.00 per INSW RSU. On March 29, 2017, pursuant to the terms of the INSW Management Incentive Compensation Plan and the Employee Matters Agreement with OSG, the Human Resources and Compensation Committee adjusted the applicable performance metrics for the OSG performance based units held by certain members of senior management that had been converted into INSW performance based units as of the November 30, 2016 spin-off date. The performance metrics were modified as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to INSW’s three-year EPS performance in the three-year EPS performance period relative to the same compounded annual growth rate (the “Modified EPS Target”) set forth in the original OSG award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to a proportionate average of OSG’s ROIC performance for the first eleven months and INSW’s ROIC performance for the last twenty-five months of the three-year ROIC performance period relative to the same target rate used under the original OSG award agreements (the “Modified ROIC Target”); and (iii) one-third of the target RSUs will be subject to a three-year TSR performance relative to that of the same performance peer group used under the original OSG award, over a three-year TSR performance period (“Modified TSR Target”). The TSR performance shall be measured using a proportionate average of the TSR performance of OSG for the first eleven months and INSW’s TSR performance for the last twenty-five months in the three-year TSR performance period. The modifications to the awards with performance conditions (EPS and ROIC Target awards) did not result in incremental compensation cost as these performance targets are not yet considered probable of being achieved. The modification of the TSR Target award resulted in incremental compensation expense of $124, which was recognized over the remaining performance period of the awards. The Modified EPS Target and Modified ROIC Target are performance conditions which were not achieved as of the performance period end date of December 31, 2018. Accordingly, for financial reporting purposes, no compensation cost was recognized for the portion of these awards relating to performance conditions.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(ii) Stock Options

During the years ended December 31, 2018, 2017 and 2016, the Company awarded to certain senior officers an aggregate of 124,955, 148,271 and 127,559 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.46 per share for options granted in 2018, and an exercise price that ranged between $18.21 and $22.42 per share for options granted in 2017 and between $19.04 and $30.93 per share for options granted in 2016. The weighted average grant date fair value of the options granted in 2018 and 2017 was $7.76 and $8.48 per option, respectively. The weighted average grant date fair value of the options granted in 2016 as a result of the conversion of corresponding OSG stock options originally granted in 2016, 2015 and 2014 were $4.55, $2.26 and $1.86, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

105
International Seaways, Inc.

The fair values of the options granted in 2018 and 2017 were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.67% (2018) and rates that ranged between 1.95% and 2.11% (2017), dividend yields of 0.0%, expected stock price volatility factors of .42 (2018) and .44 (2017), and expected lives at inception of six years, respectively.

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

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 28,002 and 13,961 shares of common stock during the years ended December 31, 2018 and 2017 at an average cost of $17.81 and $18.66 per share, respectively (based on the market prices on the dates of vesting), from certain members of management to cover withholding taxes. During the first quarter of 2019, an additional 8,746 shares of common stock were repurchased from certain employees and members of management at an average cost of $17.13 per share in relation to restricted stock units that vested on December 31, 2018.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. During the year ended December 31, 2017, the Company repurchased and retired 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177. No shares were repurchased under such program during the year ended December 31, 2018. On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Activity for the three years ended December 31, 2018	Common Stock

Nonvested Shares Outstanding at December 31, 2015	-
RSUs issued to replace OSG RSUs	110,294
Granted	32,067
Vested ($19.04 per share) (1)	(25,103)
Nonvested Shares Outstanding at December 31, 2016	117,258
Granted	165,503
Vested ($18.21 - $19.13 per share) (1)	(108,584)
Nonvested Shares Outstanding at December 31, 2017	174,177
Granted (2)	173,573
Forfeitures (3)	(19,995)
Vested ($18.62 - $24.05 per share) (1)	(97,554)
Nonvested Shares Outstanding at December 31, 2018	230,201

(1)	Includes 6,508 (2016), 18,144 (2017) and 21,752 (2018) shares of common stock sold back (in the year of vesting or during the first quarter of the subsequent year) to the Company by employees to cover withholding taxes.
(2)	Includes 3,120 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2018.
(3)	Represents restricted stock units forfeited because performance targets were not achieved as of the December 31, 2018 measurement date.

106
International Seaways, Inc.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Activity for the three years ended December 31, 2018	Common Stock

Options Outstanding at December 31, 2015	-
Options issued to replace OSG options	127,559
Exercised	-
Options Outstanding at December 31, 2016	127,559
Granted	148,271
Exercised	-
Options Outstanding at December 31, 2017	275,830
Granted	124,955
Exercised	-
Options Outstanding at December 31, 2018	400,785
Options Exercisable at December 31, 2018	181,336

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2018 was 8.07 years and 7.29 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2018 was between $17.46 and $30.93 per share, and between $18.21 and $30.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2018 was $19.96 and $22.10, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2018 was zero.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Direct and allocated compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2018, 2017 and 2016 was $2,272, $2,982 and $2,157, respectively. The allocated compensation expense in 2016 was recorded as a capital contribution from OSG as such amount was not settled in cash.

Direct and allocated compensation expense relating to stock options recorded by INSW for the years ended December 31, 2018, 2017 and 2016 was $890, $826 and $684, respectively. The 2016 allocated compensation expense was recorded as a capital contribution from OSG as such amount was not settled in cash.

As of December 31, 2018, there was $3,854 of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.65 years.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2018	2017
Unrealized losses on derivative instruments	$(21,520)	$(28,989)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,409)	(11,418)
	$(29,929)	$(40,407)

107
International Seaways, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2018.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Foreign currency translation adjustment	Total

Balance at December 31, 2017	$(28,989)	$(11,418)	$-	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,687)	1,107	-	(580)
Amounts reclassified from accumulated other comprehensive loss	9,156	1,902	-	11,058
Total change in accumulated other comprehensive loss	7,469	3,009	-	10,478
Balance at December 31, 2018	$(21,520)	$(8,409)	$-	$(29,929)

Balance at December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,140)	17	-	(1,123)
Amounts reclassified from accumulated other comprehensive loss	12,468	515	-	12,983
Total change in accumulated other comprehensive loss	11,328	532	-	11,860
Balance at December 31, 2017	$(28,989)	$(11,418)	$-	$(40,407)

Balance at December 31, 2015	$(53,446)	$(10,636)	$(42)	$(64,124)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(3,052)	(2,364)	42	(5,374)
Amounts reclassified from accumulated other comprehensive loss	16,181	1,050	-	17,231
Total change in accumulated other comprehensive loss	13,129	(1,314)	42	11,857
Balance at December 31, 2016	$(40,317)	$(11,950)	$-	$(52,267)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2017.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2018	2017	2016	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(8,664)	$(12,337)	$(15,664)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	(471)	-	-	Interest expense

Interest rate caps entered into by the Company's subsidiaries	(21)	(131)	(517)	Interest expense

Items not yet recognized as a component of net
periodic benefit cost (pension plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(1,902)	(515)	(1,050)	Other expense
	$(11,058)	$(12,983)	$(17,231)	Total before and net of tax

108
International Seaways, Inc.

The following amounts are included in accumulated other comprehensive loss at December 31, 2018, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1,459 ($1,113 net of tax) and unrecognized actuarial losses of $8,633 ($7,296 net of tax). The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2019 are losses of $0 (gross and net of tax) and $168 (gross and net of tax), respectively.

At December 31, 2018, the Company expects that it will reclassify $6,323 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate caps and swaps held by the Company.

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — REVENUE:

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

The adoption of ASC 606 had no material impact on revenues recognized for the year ended December 31, 2018.

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

109
International Seaways, Inc.

The following table presents the Company’s revenue disaggregated by revenue source for the year ended December 31, 2018.

	Crude	Product
	Tankers	Carriers	Other	Totals
For the year ended December 31, 2018:
Pool revenues
Asset lease component	$52,791	$16,593	$-	$69,384
Technical management services component	58,423	49,399	-	107,822

Time and bareboat charter revenues
Asset lease component	7,199	1,873	-	9,072
Technical management services component	16,889	-	-	16,889

Voyage charter revenues
Asset lease component	16,936	100	-	17,036
Technical management services component	5,092	-	-	5,092
Lightering services component	45,066	-	-	45,066

Total shipping revenues	$202,396	$67,965	$-	$270,361

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2018	$3,486	$54,701	$(1,775)
Closing balance as of December 31, 2018	6,898	87,725	(450)

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$918

We receive payments from customers based on a distribution schedule, as established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under contracts and decrease when the right to consideration becomes unconditional or payments are received. Contract liabilities include payments received in advance of performance under contracts and are recognized when performance under the respective contract has been completed. Deferred revenues allocated to unsatisfied performance obligations will be recognized over time as the services are performed.

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year.

Revenues from performance obligations satisfied in previous periods aggregating $2,923 was recognized during the year ended December 31, 2018, respectively, and related to: (i) pool adjustments; (ii) change in estimate of performance obligations related to voyage charters; (iii) off hire adjustments related to time and bareboat charters; and (iv) recoveries in excess of insurance claims receivables accrued for in prior periods, which accounted for $1,796 of the activity during the year ended December 31, 2018. These are all normal course adjustments that are common in the shipping industry when pool voyages are closed out and disputes or claims are settled.

Costs to Obtain or Fulfill a Contract

As of December 31, 2018, there were no unamortized deferred costs of obtaining or fulfilling a contract.

110
International Seaways, Inc.

NOTE 16 — LEASES:

1. Charters-in:

As of December 31, 2018, the Company had commitments to charter-in four MR and two Aframax vessels. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the four MRs are time charters with expiry dates ranging from June 2019 to July 2019, are accounted for as operating leases. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations.

The future minimum commitments and related number of operating days under these non-cancelable operating leases are as follows:

Bareboat Charters-in:

At December 31, 2018	Amount	Operating Days
2019	$6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,782	556
Net minimum lease payments	$29,911	3,478

Time Charters-in:

At December 31, 2018	Amount	Operating Days
2019	$12,934	1,421
Net minimum lease payments	$12,934	1,421

The future minimum commitments for time charters-in exclude amounts with respect to vessels chartered-in where the duration of the charter was one year or less at inception but include future minimum commitment amounts and days totaling $3,745 and 716 days with respect to workboats employed in the Crude Tankers Lightering business which are cancellable upon 180 days’ notice. Time charters-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because INSW does not pay charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables provide INSW with renewal and purchase options, which as of December 31, 2018, the Company has determined are not yet reasonably certain of being exercised.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for four panamaxes and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31, 2018	Amount	Revenue Days
2019	$2,587	221
Future minimum revenues	$2,587	221

Future minimum revenues do not include (i) the Company’s share of time charters entered into by the pools in which it participates, and (ii) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future. The above table excludes six-month extensions of time charters on three Panamaxes that were executed shortly after December 31, 2018 at an average daily rate of $13,250.

3. Office space:

The future minimum commitments under all lease obligations for office and lightering workboat dock space are as follows:

111
International Seaways, Inc.

At December 31, 2018	Amount
2019	$1,219
2020	1,152
2021	665
Net minimum lease payments	$3,036

NOTE 17 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

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

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

	Pension Benefits
At December 31,	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$31,527	$29,240
Prior service cost	152	-
Interest cost on benefit obligation	707	797
Actuarial gains	(2,848)	(519)
Benefits paid	(696)	(770)
Settlements	(3,706)	-
Foreign exchange (gains)/losses	(1,322)	2,779
Benefit obligation at year end	23,814	31,527

Change in plan assets:
Fair value of plan assets at beginning of year	29,527	25,466
Actual return on plan assets	(1,009)	1,714
Employer contributions	-	787
Benefits paid	(696)	(770)
Settlements	(3,761)	-
Plan Administrative Expense	-	(64)
Foreign exchange (losses)/gains	(1,276)	2,394
Fair value of plan assets at year end	22,785	29,527
Unfunded status at December 31	$(1,029)	$(2,000)

The unfunded benefit obligation for the pension plan is included in other liabilities in the consolidated balance sheets.

Information for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets follows:

112
International Seaways, Inc.

At December 31,	2018	2017
Projected benefit obligation	$23,814	$31,527
Accumulated benefit obligation	23,814	31,527
Fair value of plan assets	22,785	29,527

	Pension benefits
For the year ended December 31,	2018	2017	2016
Components of expense:
Plan administration costs	$-	$64	$-
Interest cost on benefit obligation	707	797	886
Expected return on plan assets	(1,029)	(1,041)	(951)
Amortization of prior-service costs	71	68	67
Recognized net actuarial loss	388	447	343
Recognized settlement loss	1,442	-	640
Net periodic benefit cost	$1,579	$335	$985

Unrecognized actuarial losses are amortized over a period of twenty-one years, which at the time selected, represented the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits
At December 31,	2018	2017
Discount rate	2.80%	2.40%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	Pension benefits
For the year ended December 31,	2018	2017	2016
Discount rate	2.40%	2.60%	3.80%
Expected (long-term) return on plan assets	3.85%	3.85%	5.62%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

Pension benefits
2019	$698
2020	734
2021	771
2022	809
2023	850
Years 2024-2028	4,928
$8,790

113
International Seaways, Inc.

The fair values of the Company’s pension plan assets at December 31, 2018, by asset category are as follows:

Description	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$103	$103	$-
Managed funds	22,682	-	22,682
Total	$22,785	$103	$22,682

(1)	Quoted prices for the managed funds are not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

A target allocation of 60% is maintained with return seeking assets, with the balance of 40% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $0, $787 and $7,605 to the UK Scheme in 2018, 2017 and 2016, respectively. The Company expects that its contribution to the UK Scheme in 2019 will be approximately $637.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The contributions to the plans during the three years ended December 31, 2018 were not material.

The expenses directly attributable to INSW’s employees for these defined contribution plans for each of the years ended December 31, 2018, 2017 and 2016 were not material.

NOTE 18 — OTHER EXPENSE:

For the year ended December 31,	2018	2017	2016
Investment income:
Interest	$1,300	$676	$376
	1,300	676	376

Net actuarial (loss)/gain on pension	(902)	526	(380)
Write-off of deferred financing costs	(2,400)	(7,020)	(5,097)
(Loss)/gain on extinguishment of debt	(1,295)	-	3,755
Other	(418)	-	-
	$(3,715)	$(5,818)	$(1,346)

Refer to Note 8, “Debt,” for additional information relating to write-off of deferred financing costs and discount on repurchase of debt.

114
International Seaways, Inc.

NOTE 19 — 2018 AND 2017 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2018
Shipping revenues	$51,978	$56,909	$60,926	$100,548
(Loss)/gain on disposal of vessels and other property, including impairments	(6,573)	6,740	(17,360)	(2,487)
(Loss)/income from vessel operations	(26,706)	(9,669)	(36,021)	17,865
Interest expense	(11,621)	(13,086)	(17,320)	(18,204)
Income tax (provision)/benefit	(8)	-	(3)	116
Net (loss)/income	(29,316)	(18,796)	(47,786)	6,958

Basic and Diluted net (loss)/income per share	$(1.01)	$(0.65)	$(1.64)	$0.24

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2017
Shipping revenues	$88,750	$71,957	$59,968	$69,426
Loss on disposal of vessels and other property, including impairments	-	-	(5,406)	(81,449)
Income/(loss) from vessel operations	13,428	(9,559)	(23,662)	(88,152)
Interest expense	(9,167)	(9,278)	(11,232)	(11,570)
Income tax provision	(4)	(4)	(23)	(13)
Net income/(loss)	18,067	(11,619)	(21,816)	(90,720)

Basic and Diluted net income/(loss) per share	$0.62	$(0.40)	$(0.75)	$(3.12)

NOTE 20 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2018. The next deficit valuation is due March 31, 2019.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. The last deficit valuation was March 31, 2017. INSW’s share of the scheme deficit was recognized in August 2018 when the final valuation was reported. INSW’s share of the deficit amounted to £172 ($224) of which £115 ($151) was paid in October 2018. INSW recorded a reserve for the balance of £57 ($73) as of December 31, 2018, which is due for payment in October 2019. The next deficit valuation is due March 31, 2020.

Galveston

In late September 2017, an industrial accident at a dock facility in Galveston, Texas resulted in fatalities to two temporary employees (the “decedents”) of a subsidiary of the Company. In accordance with law, an investigation of the accident was conducted by the Occupational Safety and Health Administration and local law enforcement. The subsidiary cooperated in providing requested information to investigators, and to date, no citations or other adverse enforcement actions have been issued to and/or taken against the subsidiary.

115
International Seaways, Inc.

Additionally, two wrongful death lawsuits (the “lawsuits”) relating to the accident, each of which claims damages in excess of $25,000, were filed in state court in Texas (Harris County District Court) and identified the subsidiary as one of several defendants. The lawsuits have been settled as to most of the original defendants, with the exception of the subsidiary, and the remaining disputes were removed to federal court in Houston, Texas (Southern District) in January 2018. The subsidiary has filed its answer to those complaints, generally denying the allegations and stating certain affirmative defenses. The subsidiary has filed a motion for summary judgment seeking dismissal of all claims being asserted against it in the lawsuits based on its position that it was the decedents’ borrowing employer, and therefore has tort immunity under the Longshore and Harbor Workers’ Compensation Act, 33 U.S.C. §§ 900-950. The motion for summary judgment is currently pending and awaiting the federal court’s decision, but it cannot be predicted when a decision will be issued. There is currently no trial setting in the case. The Company and the subsidiary intend to continue vigorously defending the lawsuits. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. Accordingly, the Company is currently unable to predict the ultimate timing or outcome of, or to reasonably estimate the possible loss or a range of possible loss resulting from, the lawsuits.

Further, certain of the other original defendants in the wrongful death/personal injury actions (the “T&T Defendants”) made demands to the subsidiary and its insurers for contractual defense, indemnity and additional insured coverage for all claims being asserted against the T&T Defendants arising out of the incident, including all amounts paid by the T&T Defendants in settlement of those claims, as well as its costs of defense. The subsidiary and its excess insurers filed an action for declaratory judgment in federal court in Texas (Southern District) seeking judgment that they did not owe contractual indemnification obligations to the T&T Defendants. In July 2018 the federal court overseeing the declaratory judgment action issued an order dismissing the case on the basis that it lacked subject-matter jurisdiction to hear the dispute. This was not a decision on the merits of the underlying contractual dispute. The subsidiary and its excess insurers filed an appeal of that decision in the U.S. Fifth Circuit Court of Appeals. In the meantime, the T&T Defendants filed a new lawsuit in a Texas state court to assert their contractual claims against the subsidiary and its insurers, which the defendants then removed to federal court in Houston, Texas. In early 2019, a settlement of the T&T Defendants’ claims against the subsidiary and its insurers was reached, and funding of same has been issued by the subsidiary’s insurers. Pursuant to the terms of the settlement, all litigation concerning these claims has been dismissed with prejudice.

Finally, in February 2018, the subsidiary and its insurers settled three “bystander” claims made by crewmembers aboard a vessel under charter to the subsidiary for alleged emotional and other personal injuries. The subsidiary has initiated arbitration in Houston, Texas against the employer of the bystanders to seek full recovery of this payment pursuant to indemnity provisions in the charter between the subsidiary and the employer. The arbitration is currently underway, and any eventual recovery will be for the benefit of the subsidiary’s insurers.

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

NOTE 21 — REORGANIZATION ITEMS, NET:

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

Reorganization items, net represent amounts incurred subsequent to the bankruptcy date as a direct result of the filing of the Chapter 11 cases.

For the year ended December 31,	2018	2017	2016
Allocated trustee fees	$-	$-	$74
Allocated professional fees	-	-	(3,220)
Other claim adjustments	-	-	3,277
	$-	$-	$131

116
International Seaways, Inc.

The table above reflects the recovery of previously allocated professional fees associated with a litigation matter that OSG subsequently settled for an amount in excess of its related out-of-pocket expenses during 2016.

No cash was paid for reorganization items for the year ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2016, the allocation of non-cash reorganization expenses of $131 was recorded as a capital contribution from OSG.

117
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of International Seaways, Inc. (the Company) as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedule as of and for the same period listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2019 expressed an unqualified opinion thereon.

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

March 12, 2019

118
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Seaways, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedule as of and for the same period listed in the Index at Item 15(a)(2)(collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 12, 2019 expressed an unqualified opinion thereon.

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

March 12, 2019

119
International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Seaways, Inc.

In our opinion, the consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of the operations and cash flows of International Seaways, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, NY

March 31, 2017, except with respect to the opinion on the financial statement schedule, as to which the date is March 12, 2018, and except with respect to our opinion on the financial statements and financial statement schedule insofar as it relates to the impact of the Company’s retrospective application of Financial Accounting Standards Board Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, and No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230) as discussed in Note 2, as to which the date is May 14, 2018

120
International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

121
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

Name	Age	Position(s) Held	Has Served as Such Since

Lois K. Zabrocky	49	President and Chief Executive Officer and Director	May 2018 and November 2016
Jeffrey D. Pribor	61	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	50	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	42	Vice President and Chief Commercial Officer	February 2017 and November 2016
William Nugent	51	Vice President and Head of Ship Operations	February 2017 and November 2016
Adewale O. Oshodi	39	Vice President and Controller	November 2016

The business experience and certain other background information regarding our executive officers is set forth below.

Lois K. Zabrocky.  Ms. Zabrocky has served as a Director of the Company since May 2018. Until her appointment to the role of Chief Executive Officer of the Company, Ms. Zabrocky served as Senior Vice President and Head of OSG’s International Flag Strategic Business Unit with responsibility for commercial management and oversight of fleet operations. Ms. Zabrocky served in various roles during her 25 years at OSG. Ms. Zabrocky served as Senior Vice President of OSG from June 2008 through August 2014 until her appointment as Co-President and Head of the International Flag Strategic Business Unit. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011.

Jeffrey D. Pribor.  From 2013 until his appointment to the role of Chief Financial Officer, Senior Vice President and Treasurer of the Company, Mr. Pribor was the Global Head of Maritime Investment Banking at Jefferies & Company, Inc. Previously, he was Executive Vice President and Chief Financial Officer of General Maritime Corporation, one of the world’s leading tanker shipping companies, from September 2004 to February 2013. Prior to General Maritime, from 2002 to 2004, Mr. Pribor was Managing Director and President of DnB NOR Markets, Inc. From 2001 to 2002, Mr. Pribor was Managing Director and Group Head of Transportation Banking at ABN AMRO, Inc. From 1996 to 2001, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics investment banking for ING Barings.

James D. Small III.  Until his appointment to the role of Chief Administrative Officer, Senior Vice President, Secretary and General Counsel, Mr. Small served as OSG’s Senior Vice President, Secretary and General Counsel. Prior to joining OSG in March 2015, Mr. Small worked for more than 18 years at Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), a law firm, the last seven years as counsel. At Cleary Gottlieb, Mr. Small’s practice focused on corporate and financial transactions, U.S. securities law matters in U.S. and international capital markets transactions, mergers and acquisitions, and general corporate transactions. As counsel at Cleary Gottlieb, Mr. Small provided legal services to OSG between 2013 and February 2015.

Derek Solon. Until his appointment to the role of Vice President and Chief Commercial Officer of the Company, Mr. Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit. Prior to assuming that role he served as Vice President, Sale & Purchase since 2012. Before joining OSG, Mr. Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

122
International Seaways, Inc.

William Nugent. Until his appointment to the role of Vice President and Head of Ship Operations of the Company, Mr. Nugent served as Vice President and Head of Ship Operations for OSG's International Flag Strategic Business Unit since July 2014. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of the department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2018 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans, see Note 13, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	400,785	$19.96	935,698	*

*Consists of 772,710 shares eligible to be granted under the Company’s 2016 Management Incentive Compensation Plan and 162,988 shares under the 2016 Non-Employee Director Incentive Compensation Plan.

123
International Seaways, Inc.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2018, in connection with its 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(a)(2)	I – Condensed Financial Information of Parent Company All other Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement dated as of November 30, 2016 by and between Overseas Shipholding Group, Inc. and Registrant (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

2.2	Stock Purchase and Sale Agreement, dated April 18, 2018, by and among Euronav NV, Euronav MI Inc., and Seaways Holding Corporation (pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted but will be furnished supplementally to the Commission upon request) (filed as exhibit 2.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

124
International Seaways, Inc.

2.3	Guarantee of the Registrant, dated April 18, 2018, in favor of Euronav MI Inc. (filed as exhibit 2.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

4.1	Registration Rights Agreements dated as of November 30, 2016 between Registrant and certain stockholders party thereto (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

4.2	Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated by reference herein).

4.3	First Supplemental Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated by reference herein).

4.4	Form of Global Note (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.3).

4.5	Indenture, dated June 13, 2018, between the Registrant and GLAS Trust Company LLC, as trustee (the “GLAS Trust Indenture”) (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and incorporated by reference herein).

4.6	Form of Notes (included as Exhibit A to Annex I to the GLAS Trust Indenture filed as Exhibit 4.5).

4.7	First Supplemental Indenture, dated December 28, 2018, to the GLAS Trust Indenture (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 28, 2018 and incorporated by reference herein).

*10.1	International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.1.1	Form of International Seaways, Inc. Non-Executive Director Incentive Compensation Plan Restricted Stock Grant Agreement (filed as Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2	International Seaways, Inc. Management Incentive Compensation Plan (“MICP”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.2.1	Form of International Seaways, Inc. MICP Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2.2	Form of International Seaways, Inc. MICP Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2.3	Form of International Seaways, Inc. MICP Performance-Based Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.2.4	Form of International Seaways, Inc. MICP Alternate Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated by reference herein).

*10.2.5	Form of International Seaways, Inc. MICP Alternate Restricted Stock Unit (“RSU”) Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated by reference herein).

*10.2.6	Form of International Seaways, Inc. MICP Alternate Performance RSU Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated by reference herein).

125
International Seaways, Inc.

10.3	Form of Employee Matters Agreement between Overseas Shipholding Group, Inc. and the Registrant (filed as Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.3.1	Form of Enhanced Severance Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.4	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.5	Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.6	Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.7	Form of Amendment No. 3 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.8	Amendment No. 4 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.9	Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.10	Amendment No. 1 to James D. Small III’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.4 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.11	Amendment No. 2 to James D. Small III’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.14 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.12	Form of Amendment No. 3 to James D. Small III’s Employment Agreement (filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.13	Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.14	Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.15	Amendment No. 2 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

*10.16	Employment Agreement dated November 9, 2016 between the Registrant and Jeffrey D. Pribor filed as Exhibit 10.20 to Amendment No. 6 to Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

*10.17	International Seaways Ship Management LLC Supplemental Executive Savings Plan.

126
International Seaways, Inc.

10.18	Credit Agreement dated as of June 22, 2017, among the Registrant, OIN Delaware LLC, International Seaways Operating Corporation and certain of its subsidiaries as other guarantors, various lenders, Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, Jefferies Finance LLC, as administrative agent, syndication agent, collateral agent and mortgage trustee (“2017 Credit Agreement”) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

10.19	First Amendment, dated as of July 24, 2017, to the 2017 Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

10.20	Second Amendment, dated as of June 14, 2018, to the 2017 Credit Agreement (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.21	$220 Million Senior Secured Credit Facility of TI Africa Limited and TI Asia Limited, as joint and several Borrowers, and ABN Amro Bank N.V. and ING Belgium SA/NV, as Mandated Lead Arrangers, dated March 29, 2018 (filed as exhibit 10.21 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.22	Guarantee, dated March 29, 2018, relating to $220 Million Senior Secured Credit Facility dated March 29, 2018 (filed as exhibit 10.22 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.23	Credit agreement dated as of June 7, 2018, by and among Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned subsidiary of the Registrant, the Registrant (as a guarantor), certain other guarantors which are subsidiaries of the Registrant, lenders named therein and ABN AMRO Capital USA LLC as lead arranger and facility agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.24	Amending and Restating Agreement by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.25	Distribution Agreement dated January 9, 2019 among the Registrant and Evercore Group L.L.C. and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2019 and incorporated herein by reference).

**21	List of significant subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**23.2	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

127
International Seaways, Inc.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

128
International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2019

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

Name	Date
/s/ LOIS K. ZABROCKY	March 12, 2019
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	March 12, 2019
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 12, 2019
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 12, 2019
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 12, 2019
Ian T. Blackley, Director

/s/ RANDEE DAY	March 12, 2019
Randee Day, Director

/s/ JOSEPH I. KRONSBERG	March 12, 2019
Joseph I. Kronsberg, Director

/s/ DAVID I. GREENBERG	March 12, 2019
David I. Greenberg, Director

/s/ TY E. WALLACH	March 12, 2019
Ty E. Wallach, Director

/s/GREGORY A. WRIGHT	March 12, 2019
Gregory A. Wright, Director

129
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$159	$1,624
Other receivables	5	6
Prepaid expenses and other current assets	556	575
Total Current Assets	720	2,205
Restricted cash	4,000	-
Investment in subsidiaries	941,872	978,737
Investments in and advances to affiliated companies	112,212	102,398
Intercompany receivables	1,611	3,126
Other assets	282	-
Total Assets	$1,060,697	$1,086,466

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$841	$621
Payable to OSG	34	47
Total Current Liabilities	875	668
Long-term debt	49,824	-
Intercompany payables	143	143
Total Liabilities	50,842	811

Equity:
Capital - 100,000,000 no par value shares authorized; 29,184,501 and 29,089,865 shares issued and outstanding	1,309,269	1,306,606
Accumulated deficit	(269,485)	(180,544)
	1,039,784	1,126,062
Accumulated other comprehensive loss	(29,929)	(40,407)
Total Equity	1,009,855	1,085,655
Total Liabilities and Equity	$1,060,697	$1,086,466

See notes to condensed financial statements

130
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2018	2017	2016

Shipping Revenues	$-	$2	$2

Operating Expenses
Voyage expenses	-	-	(1,318)
Vessel expenses	-	(4)	(778)
Charter hire expenses	-	-	(457)
Depreciation and amortization	-	-	783
General and administrative	4,664	5,880	25,467
Third-party debt modification fees	44	-	-
Separation and transition costs	-	381	6,077
Gain on disposal of vessels and other property	-	-	30
Total operating expenses	4,708	6,257	29,804
Loss from vessel operations	(4,708)	(6,255)	(29,802)
Equity in (loss)/ income of affiliated companies	(80,269)	(75,790)	53,586
Operating (loss)/income	(84,977)	(82,045)	23,784
Other expense	(92)	(6,888)	(2,583)
(Loss)/income before interest expense, reorganization items and income taxes	(85,069)	(88,933)	21,201
Interest expense	(3,864)	(17,129)	(39,278)
Loss before reorganization items and income taxes	(88,933)	(106,062)	(18,077)
Reorganization items, net	-	-	(131)
Loss before income taxes	(88,933)	(106,062)	(18,208)
Income tax provision	(7)	(26)	(15)
Net loss	(88,940)	(106,088)	(18,223)

Other comprehensive income, net of tax:
Net change in unrealized losses on cash flow hedges	7,469	11,328	13,129
Foreign currency translation adjustment	-	-	42
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service cost	(13)	(31)	294
Net change in unrecognized actuarial losses	3,022	563	(1,608)
Other comprehensive income, net of tax	10,478	11,860	11,857
Comprehensive Loss	$(78,462)	$(94,228)	$(6,366)

See notes to condensed financial statements

131
International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2018	2017	2016

Cash Flows from Operating Activities:
Net cash provided by operating activities	$3,500	$297,931	$41,883

Cash Flows from Investing Activities:
Capital contributions to subsidiaries	(56,942)	-	-
Distributions from subsidiaries and affiliated companies	7,360	165,168	-
Net cash (used in)/provided by investing activities	(49,582)	165,168	-

Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	51,318	-	-
Payments on debt	-	(1,546)	(90,065)
Extinguishment of debt	(2,069)	(458,416)	(65,167)
Dividend payments to OSG	-	-	(202,000)
Repurchases of common stock	-	(3,177)	-
Cash paid to tax authority upon vesting of stock-based compensation	(410)	(349)	(26)
Other - net	(222)	-	-
Net cash provided by/(used in) financing activities	48,617	(463,488)	(357,258)

Net increase/(decrease) in cash, cash equivalents and restricted cash	2,535	(389)	(315,375)
Cash, cash equivalents and restricted cash at beginning of year	1,624	2,013	317,388
Cash, cash equivalents and restricted cash at end of year	$4,159	$1,624	$2,013

See notes to condensed financial statements

132
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

The Parent owns 100% of International Seaways Operating Corporation (“ISOC”), which is incorporated in the Marshall Islands, and OIN Delaware LLC, which is incorporated in the state of Delaware. The Parent has 49.90% interest in a joint venture, OSG Nakilat Corporation (“LNG Joint Venture”), which is incorporated in the Marshall Islands. The following subsidiaries of the Parent are in the process of being dissolved: ERN Holdings Inc. and Oleron Tankers S.A., which are incorporated in Panama, OSG-NNA Ship Management Services Inc, which is incorporated in the Philippines, and Ship Paying Corporation No. 3, which is incorporated in Liberia. ISOC and its subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and refined petroleum products in the international markets.

NOTE B— DEBT:

Debt consists of the following:

As of December 31,	2018	2017
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,402	$23,598	$-
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,705	26,226	-
	49,824	-
Less current portion	-	-
Long-term debt	$49,824	$-

The Parent completed the sale of $25,000 of its 8.50% notes (the "8.50% Senior Notes") in an SEC-registered offering in May 2018 and the sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") on June 13, 2018. The Parent made capital contributions totaling $56,899 to ISOC during 2018 to finance the acquisition of the Six VLCCs and to fund general working capital needs, out of which $56,942 was paid and reflected in the condensed statement of cash flows as cash flows used in investing activities and $43 is included in intercompany receivables in the condensed consolidated balance sheet as of December 31, 2018.

As of December 31, 2018, the aggregate annual principal payments required to be made on the 8.5% Senior Notes and 10.75% Unsecured Subordinated Notes and are as follows:

Year	Amount
2019	$-
2020	-
2021	-
2022	-
2023	52,931
Aggregate principal payments required	$52,931

During the year ended December 31, 2018, the Parent paid issuance costs in connection with 8.5% Senior Notes and 10.75% Subordinated Notes aggregating $3,727, of which $3,683 were capitalized as deferred finance charges and $44 is included in third-party debt modification fees in the condensed statement of operations and comprehensive loss. The net loss of $128 included in other expense for the year ended December 31, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the redemption of $2,069 of the 10.75% Subordinated Notes, which were treated as partial extinguishments. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds.

133
International Seaways, Inc.

An aggregate net loss of $7,020 for the year ended December 31, 2017 realized on the modification of the Parent’s debt facilities, is included in other expense in the condensed statement of operations and comprehensive loss. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. The remaining balance of unamortized deferred financing costs were concurrently transferred to ISOC.

During the year ended December 31, 2016, the Parent paid deferred financing fees of $8,273 in connection with amendments to the INSW Facilities. Such fees were capitalized as deferred finance charges.

During the year ended December 31, 2016, the Parent made repurchases of the INSW Term Loan in the open market of $68,922 and mandatory principal prepayments of $83,832. The aggregate net losses of $1,342 realized on these transactions for the year ended December 31, 2016, is included in other expense in the condensed statement of operations and comprehensive loss. The net loss for the year ended December 31, 2016 reflects a $5,097 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions which were treated as partial extinguishments and a $3,755 discount on repurchase of debt. Third party legal and consulting fees (aggregating $225) incurred by the Parent in relation to the open market repurchases are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

See Note 8, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent’s debt.

NOTE C—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	For the year ended December 31,
	2018	2017	2016
Equity in (loss)/income of affiliated companies
ISOC (1)	$(90,020)	$(89,851)	$43,325
Other Subsidiaries	(99)	(327)	(977)
LNG Joint Venture	9,850	14,388	11,265
TI LLC Joint Venture (2)	-	-	(27)
	$(80,269)	$(75,790)	$53,586

(1)	ISOC was formed on August 19, 2016. On November 30, 2016, pursuant to the Contribution Agreement entered into between the Parent and ISOC, the Parent contributed its ownership interests in all of its vessel owning subsidiaries and certain of its non-vessel owning subsidiaries to ISOC. The above presentation includes the entities that were contributed to ISOC.
(2)	In November 2016, pursuant to the Contribution Agreement, the ownership interest in Tankers International L.L.C. ("TI LLC Joint Venture"), a joint venture in which the Parent owned a less than 50% interest, was transferred from The Parent to ISOC.

	For the year ended December 31,
	2018	2017	2016
General and administrative expenses reimbursed to INSW Ship Management UK Ltd.	$-	$-	$(1,691)
Interest income on intercompany loan with INSW Manila Inc.	35	131	74
Total included in other expense	$35	$131	$(1,617)

The Parent reimbursed its wholly owned subsidiary, INSW Ship Management UK Ltd., for general and administrative costs incurred. In November 2016, pursuant to the Contribution Agreement, the ownership interest in INSW Ship Management UK Ltd. was transferred from the Parent to ISOC.

134
International Seaways, Inc.

The Parent had a loan receivable from INSW Manila Inc., which was entered into to finance the purchase of an office building in Manila. This loan bore interest at 4% per annum and was repayable on demand. Such loan was paid in full in 2018. Included in intercompany receivables of the condensed balance sheets were the outstanding principal balance of $1,764 and accrued interest balances of $91 as of December 31, 2017.

As of December 31,	2018	2017
Amounts due from related companies:
ISOC	$43	$-
INSW Manila Inc.	1,568	1,271

Intercompany loans receivable and accrued interest:
INSW Manila Inc.	-	1,855
Intercompany receivables	$1,611	$3,126

As of December 31,	2018	2017
Amounts due to related companies:
OIN Delaware LLC	$100	$100
OSG-NNA Ship Management Services Inc.	43	43
Intercompany payables	$143	$143

In accordance with the terms of the 2017 Debt Facilities, ISOC is permitted to pay cash dividends to the Parent at the times and in the amounts necessary for the Parent to pay its operating expenses and other similar corporate overhead costs and expenses incurred in the ordinary course of its business. ISOC made cash distributions totaling $7,360 as return of capital to the parent for the year ended December 31, 2018 to cover such costs. ISOC made cash distributions totaling $487,260 to the parent including earnings distributions of $322,092 and $165,168 return of capital, for the year ended December 31,2017 to cover such costs and to fund the repayment of the INSW facilities. The earnings distributions and return of capital distributions received by the Parent are reflected in the condensed statement of cash flows as cash flows from operating activities and investing activities, respectively.

During 2016, the Company paid earnings distributions to OSG of $202,000. The earnings distributions are reflected in the condensed statement of cash flows as cash flows used in financing activities.

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

135
International Seaways, Inc.