Form 10-Q
period 2019-03-31
International Seaways, Inc.
filed 2019-05-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
8.5% Senior Notes due 2023	INSW - PA	New York Stock Exchange

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 8, 2019: common stock, no par value 29,222,068 shares.

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$79,537	$58,313
Voyage receivables, including unbilled of $85,103 and $87,725	95,818	94,623
Other receivables	3,872	5,246
Inventories	4,122	3,066
Prepaid expenses and other current assets	9,008	5,912
Current portion of derivative asset	151	460
Total Current Assets	192,508	167,620
Restricted cash	57,618	59,331
Vessels and other property, less accumulated depreciation of $322,003 and $307,051	1,320,642	1,330,795
Deferred drydock expenditures, net	19,114	16,773
Total Vessels, Deferred Drydock and Other Property	1,339,756	1,347,568
Investments in and advances to affiliated companies	267,518	268,322
Long-term derivative asset	104	704
Operating lease right-of-use assets	30,570	-
Other assets	2,996	5,056
Total Assets	$1,891,070	$1,848,601

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$33,234	$23,008
Current portion of operating lease liabilities	8,348	-
Current installments of long-term debt	57,680	51,555
Current portion of derivative liability	1,188	707
Total Current Liabilities	100,450	75,270
Long-term operating lease liabilities	19,512	-
Long-term debt	747,955	759,112
Long-term derivative liability	2,862	1,922
Other liabilities	2,304	2,442
Total Liabilities	873,083	838,746

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,199,074 and 29,184,501 shares issued and outstanding	1,309,881	1,309,269
Accumulated deficit	(258,588)	(269,485)
	1,051,293	1,039,784
Accumulated other comprehensive loss	(33,306)	(29,929)
Total Equity	1,017,987	1,009,855
Total Liabilities and Equity	$1,891,070	$1,848,601

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Shipping Revenues:
Pool revenues, including $41,160 and $12,769 received from companies accounted for by the equity method	$67,637	$35,514
Time and bareboat charter revenues	5,520	7,913
Voyage charter revenues	28,717	8,551
	101,874	51,978

Operating Expenses:
Voyage expenses	7,845	3,177
Vessel expenses	30,538	36,658
Charter hire expenses	17,185	8,623
Depreciation and amortization	18,929	17,624
General and administrative	6,773	6,029
Provision for credit losses	1,298	-
Third-party debt modification fees	30	-
(Gain)/loss on disposal of vessels and other property	(48)	6,573
Total operating expenses	82,550	78,684
Income/(loss) from vessel operations	19,324	(26,706)
Equity in income of affiliated companies	8,070	8,340
Operating income/(loss)	27,394	(18,366)
Other income	1,036	679
Income/(loss) before interest expense and income taxes	28,430	(17,687)
Interest expense	(17,533)	(11,621)
Income/(loss) before income taxes	10,897	(29,308)
Income tax provision	-	(8)
Net income/(loss)	$10,897	$(29,316)

Weighted Average Number of Common Shares Outstanding:
Basic	29,181,233	29,106,180
Diluted	29,223,187	29,106,180

Per Share Amounts:
Basic and diluted net income/(loss) per share	$0.37	$(1.01)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Net income/(loss)	$10,897	$(29,316)
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(3,178)	7,470
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(26)	(41)
Net change in unrecognized actuarial losses	(173)	(388)
Other comprehensive (loss)/income, net of tax	(3,377)	7,041
Comprehensive income/(loss)	$7,520	$(22,275)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income/(loss)	$10,897	$(29,316)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	18,929	17,624
Amortization of debt discount and other deferred financing costs	1,765	1,250
Stock compensation, non-cash	761	629
Earnings of affiliated companies	(8,452)	(8,425)
Other – net	36	-
Items included in net income/(loss) related to investing and financing activities:
(Gain)/loss on disposal of vessels and other property, net	(48)	6,573
Cash distributions from affiliated companies	2,050	6,212
Payments for drydocking	(4,438)	(1,249)
Insurance claims proceeds related to vessel operations	555	1,061
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(1,195)	7,489
Decrease in deferred revenue	-	(918)
Net change in inventories, prepaid expenses and other current assets, accounts payable, accrued expenses and other current and long-term liabilities	3,131	(5,384)
Net cash provided by/(used in) operating activities	23,991	(4,454)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(2,962)	(1,911)
Proceeds from disposal of vessels and other property, net	(82)	57,430
Expenditures for other property	(208)	(126)
Investments in and advances to affiliated companies, net	478	869
Repayments of advances from affiliated companies	5,450	2,488
Net cash provided by investing activities	2,676	58,750
Cash Flows from Financing Activities:
Payments on debt	(6,764)	(33,438)
Cash paid to tax authority upon vesting of stock-based compensation	(149)	(278)
Other – net	(243)	-
Net cash used in financing activities	(7,156)	(33,716)
Net increase in cash, cash equivalents and restricted cash	19,511	20,580
Cash, cash equivalents and restricted cash at beginning of year	117,644	70,606
Cash, cash equivalents and restricted cash at end of period	$137,155	$91,186

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net income	-	10,897	-	10,897
Other comprehensive loss	-	-	(3,377)	(3,377)
Forfeitures of vested restricted stock awards	(149)	-	-	(149)
Compensation relating to restricted stock awards	232	-	-	232
Compensation relating to restricted stock units awards	296	-	-	296
Compensation relating to stock option awards	233	-	-	233
Balance at March 31, 2019	$1,309,881	$(258,588)	$(33,306)	$1,017,987

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(29,316)	-	(29,316)
Other comprehensive income	-	-	7,041	7,041
Forfeitures of vested restricted stock awards	(366)	-	-	(366)
Compensation relating to restricted stock awards	192	-	-	192
Compensation relating to restricted stock units awards	254	-	-	254
Compensation relating to stock option awards	183	-	-	183
Balance at March 31, 2018	$1,306,869	$(209,861)	$(33,366)	$1,063,642

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 48 oceangoing vessels, including six vessels that have been chartered-in under operating leases and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Dollar amounts, except per share amounts, are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $57,618 and $59,331 as of March 31, 2019 and December 31, 2018, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (See Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the voyage receivables balance. We determine the allowance based on troubled accounts, historical experience, and other currently available evidence. Voyage receivables reflected in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 are net of an allowance for doubtful accounts of $1,325 and $27, respectively. The provisions for doubtful accounts for the three months ended March 31, 2019 and 2018 were $1,298 and $41, respectively. During the three months ended March 31, 2019 and 2018, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 85% and 88% of consolidated voyage receivables at March 31, 2019 and December 31, 2018, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $379 and $413 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Unamortized deferred financing charges of $24,916 and $26,647 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes are included in long-term debt in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,230 and $656 for the three months ended March 31, 2019 and 2018, respectively.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue and expense recognition — The Company recognizes revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606). The standard provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

On January 1, 2019, the Company adopted the provisions of ASU 2016-02, Leases (ASC 842). This standard provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC 606 and both of the following conditions are met: (1) the timing and pattern of transfer of the non-lease components and associated lease component are the same; and (2) the lease component, if accounted for separately, would be classified as an operating lease. If lease and non-lease components are aggregated under this practical expedient, a lessor would account for the combined component as follows: if the non-lease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC 606 as described above; otherwise, the entity must account for the combined component as an operating lease in accordance with ASC 842.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee. Accordingly, effective January 1, 2019, the Company’s primary revenue streams are accounted for as lease revenue under ASC 842, except for revenue from voyage charters that don’t meet the definition of a lease. Such contracts will continue to be accounted for as service revenue in accordance with the provisions of ASC 606.

Under ASC 842, lease revenue for fixed lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Initial direct costs are expensed over the lease term on the same basis as lease revenue.

See Note 14, “Revenue,” for additional disclosures on revenue recognition and the impact of adopting ASC 842 on January 1, 2019.

Leases — The Company currently has two major categories of lease contracts under which the Company is a lessee – chartered-in vessels and leased office and other space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office and other space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. Further, ASC 842 also allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases (i.e., leases with an original term of 12-months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The accounting policy election for short-term leases is required to be made by class of underlying asset to which the right of use relates. The Company has elected not to apply ASC 842 to its portfolio of short-term leases existing on January 1, 2019 (see Note 15, “Leases,” for additional information with respect to the Company’s short-term leases).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheets. The Company does not have finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company makes significant judgements and assumptions to estimate its incremental borrowing rate that a lessee would have to pay to borrow on a 100% collateralized basis over a term similar to the lease term and in an amount equal to the lease payments in a similar economic environment. The Company performs the following steps in estimating its incremental borrowing rate: (i) gather observable debt yields of the Company’s recently issued debt facilities; and (ii) make adjustments to the yields of the actual debt facilities to reflect changes in collateral level, terms, the risk-free interest rate, and credit ratings. In addition, the Company performs sensitivity analyses to evaluate the impact of selected discount rates on the estimated lease liability.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company makes significant judgements and assumptions to separate lease component from non-lease components of time charters of tanker vessels. For purposes of determining the standalone selling price of the vessel lease and technical management service components of the Company’s time charters, the Company concluded that the residual approach would be the most appropriate method to use given that vessel lease rates are highly variable depending on shipping market conditions, the duration of such charters, and the age of the vessel. The Company believes that the standalone transaction price attributable to the technical management service component is more readily determinable than the price of the lease component and, accordingly, the price of the service component is estimated using observable data (such as fees charged by third-party technical managers) and the residual transaction price is attributed to the vessel lease component.

See discussion above under revenue and expense recognition for the Company’s accounting policy on revenues from leases. See Note 15, “Leases,” for additional disclosures on leases and the impact of adopting ASC 842 on January 1, 2019.

Recently Adopted Accounting Standards —In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), a standard that requires lessees to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The FASB has issued several amendments and practical expedients to the standard, including clarifying guidance, transition relief on comparative reporting at adoption, the lessee practical expedient, which allows lessees, as an accounting policy election made by class of underlying asset, to choose not to separate non-lease components from lease components and instead combine the separate lease and non-lease components and account for them as a single lease components, the lessor practical expedient, which allows entities to choose to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient, a practical expedient, which allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases, and codification improvements to clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new leases standard. The new standard is effective for us beginning January 1, 2019 and we adopted the standard using the modified retrospective transition approach, which allows the Company to recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption rather than restate our comparative prior year periods. Based on our analysis, the cumulative effect adjustment to the opening balance of accumulated deficit is zero because (i) we do not have any unamortized initial direct costs as of January 1, 2019 that need to be written off; (ii) we do not have any deferred gain or loss from our previous sale and operating leaseback transactions that need to be recognized; and (iii) the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same and even if accounted for separately, the lease component of such contracts would be considered operating leases. We elected certain available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. See Note 14, “Revenue” and Note 15, “Lease,” for further information and the impact of adopting ASC 842 on January 1, 2019.

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly changing the information provided to investors. The amendments require registrants to include a reconciliation of changes in stockholders’ equity in their interim financial statements. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods as well as comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. While the amendments adopted in August 2018 are effective on November 5, 2018, the SEC staff issued a Compliance and Disclosure Interpretation (C&DI) that provides an extended transition period for companies to comply with the requirement to provide a reconciliation of changes in stockholders’ equity in their interim financial statements, allowing a registrant to not comply with that requirement until the Form 10-Q for the quarter that begins after November 5, 2018. Accordingly, the Company began providing the new interim reconciliations of shareholders’ equity required by the rule in the Form 10-Q for the three months ending March 31, 2019.

Recently Issued Accounting Standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Unlike the incurred loss models under existing standards, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, an entity will recognize its estimate of expected credit losses for financial assets as of the end of the reporting period. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the new leasing standard, ASC 842. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2019 and early adoption is permitted. We are in the process of evaluating financial assets on our balance sheet for potential credit losses under CECL model, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Most of our voyage receivables are operating lease receivables which are out of the scope of ASC 326.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 47,501 and 38,938 for the three months ended March 31, 2019 and 2018, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2019, there were 122,765 shares of restricted stock units and 400,785 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss)	$10,897	$(29,316)

Weighted average common shares outstanding:
Basic	29,181,233	29,106,180
Diluted	29,223,187	29,106,180

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income/(loss) allocated to:
Common Stockholders	$10,879	$(29,316)
Participating securities	18	-
	$10,897	$(29,316)

For the three months ended March 31, 2019 and 2018 earnings per share calculations, there were 41,954 and 0 dilutive equity awards outstanding. Awards of 539,825 and 379,902 for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income /(loss) from vessel operations for segment purposes is defined as (gain)/loss from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and income/(loss) on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2019 and 2018 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2019:
Shipping revenues	$80,385	$21,489	$-	$101,874
Time charter equivalent revenues	72,586	21,443	-	94,029
Depreciation and amortization	14,477	4,418	34	18,929
Loss/(gain) on disposal of vessels and other property	17	(65)	-	(48)
Adjusted income/(loss) from vessel operations	23,362	4,058	(43)	27,377
Equity in income of affiliated companies	4,770	-	3,300	8,070
Investments in and advances to affiliated companies at March 31, 2019	139,832	12,703	114,983	267,518
Adjusted total assets at March 31, 2019	1,306,866	326,696	114,983	1,748,545
Expenditures for vessels and vessel improvements	2,955	7	-	2,962
Payments for drydockings	4,231	207	-	4,438

Three months ended March 31, 2018:
Shipping revenues	$32,365	$19,613	$-	$51,978
Time charter equivalent revenues	29,220	19,581	-	48,801
Depreciation and amortization	12,873	4,718	33	17,624
Loss/(gain) on disposal of vessels and other property	9,988	(3,415)	-	6,573
Adjusted (loss)/income from vessel operations	(12,024)	(2,411)	331	(14,104)
Equity in income of affiliated companies	5,575	-	2,765	8,340
Investments in and advances to affiliated companies at March 31, 2018	257,782	14,620	111,622	384,024
Adjusted total assets at March 31, 2018	1,041,597	363,175	111,248	1,516,020
Expenditures for vessels and vessel improvements	1,564	347	-	1,911
Payments for drydockings	1,249	-	-	1,249

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	March 31,
	2019	2018
Time charter equivalent revenues	$94,029	$48,801
Add: Voyage expenses	7,845	3,177
Shipping revenues	$101,874	$51,978

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

Reconciliations of adjusted income/(loss) from vessel operations of the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2019	2018
Total adjusted income/(loss) from vessel operations of all segments	$27,377	$(14,104)
General and administrative expenses	(6,773)	(6,029)
Provision for credit losses	(1,298)	-
Third-party debt modification fees	(30)	-
Gain/(loss) on disposal of vessels and other property	48	(6,573)
Consolidated income/(loss) from vessel operations	19,324	(26,706)
Equity in income of affiliated companies	8,070	8,340
Other income	1,036	679
Interest expense	(17,533)	(11,621)
Income/(loss) before income taxes	$10,897	$(29,308)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of March 31,	2019	2018
Total assets of all segments	$1,748,545	$1,516,020
Corporate unrestricted cash and cash equivalents	79,537	53,472
Restricted cash	57,618	37,714
Other unallocated amounts	5,370	5,266
Consolidated total assets	$1,891,070	$1,612,472

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2019 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2018 impairment tests of the Company’s fleet.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2019, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2019 consisted of: FSO Joint Venture of $133,824, LNG Joint Venture of $114,983 and Other of $18,711 which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

As of March 31, 2019 and December 31, 2018, the maximum aggregate potential amount of future principal payments (undiscounted) relating to equity method investees secured bank debt and interest rate swap obligations that INSW could be required to make was $88,133 and $93,548, respectively, and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $553 and $673, respectively.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended
	March 31,
	2019	2018
Shipping revenues	$52,315	$52,787
Ship operating expenses	(26,369)	(28,292)
Income from vessel operations	25,946	24,495
Other income	428	312
Interest expense	(10,276)	(8,380)
Income tax provision	(855)	(996)
Net income	$15,243	$15,431

Note 7 — Variable Interest Entities (“VIEs”):

As of March 31, 2019, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2019:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$136,577

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2019:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$553	$224,711

In addition, as of March 31, 2019, the Company had approximately $13,298 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2019.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt— The fair value of borrowings under the 2017 Term Loan Facility and the 8.50% Senior Notes is estimated based on quoted market prices. The carrying amount of the borrowings under Sinosure Credit Facility and the ABN Term Loan Facility approximates the fair value. The fair value of borrowing under the 10.75% Subordinated Notes is estimated using contractual cash flows discounted at the market yield as of March 31, 2019 for a debt instrument with a credit rating similar to that of the Company.

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Fair Value	Level 1	Level 2
March 31, 2019:
Cash and cash equivalents (1)	$137,155	$137,155	$-
2017 Term Loan Facility	(469,599)	-	(469,599)
ABN Term Loan Facility	(25,856)	-	(25,856)
Sinosure Credit Facility	(287,390)	-	(287,390)
8.5% Senior Notes	(24,900)	(24,900)	-
10.75% Subordinated Notes	(30,707)	-	(30,707)

December 31, 2018:
Cash and cash equivalents (1)	$117,644	$117,644	$-
2017 Term Loan Facility	(459,731)	-	(459,731)
ABN Term Loan Facility	(26,724)	-	(26,724)
Sinosure Credit Facility	(293,284)	-	(293,284)
8.5% Senior Notes	(22,960)	(22,960)	-
10.75% Subordinated Notes	(29,094)	-	(29,094)

(1) Includes non-current restricted cash of $57,618 and $59,331 at March 31, 2019 and December 31, 2018, respectively.

Derivatives

The Company manages its exposure to interest rate volatility risk by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW is party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.605% through the termination date of December 31, 2020. The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99% through the termination date of March 21, 2022. The Interest Rate Swap agreement is designated and qualified as a cash flow hedge and contains no leverage features.

The Company has elected to apply hedge accounting and designated its interest rate cap and interest rate swap as cash flow hedges.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the March 31, 2019 and December 31, 2018 balance sheets on a gross basis by transaction:

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
March 31, 2019:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$151	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	104	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(1,188)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(2,862)
Total derivatives designated as hedging instruments		$255		$(4,050)

December 31, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$460	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	704	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(707)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,922)
Total derivatives designated as hedging instruments		$1,164		$(2,629)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive (loss)/income excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31,
	2019	2018
Interest rate swaps	$(4,091)	$3,854
Interest rate cap	(908)	1,012
Total other comprehensive (loss)/income	$(4,999)	$4,866

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31,
	2019	2018
Interest rate swaps	$140	$-
Interest rate cap	41	-
Total interest expense	$181	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at March 31, 2019:
Derivative Assets (interest rate cap)	$255	$-	$255	(1)
Derivative Liabilities (interest rate swaps)	(4,050)	-	(4,050	)(1)

Assets/(Liabilities) at December 31, 2018:
Derivative Assets (interest rate cap)	$1,164	$-	$1,164	(1)
Derivative Liabilities (interest rate swaps)	(2,629)	-	(2,629	)(1)

(1)	For interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 9 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2019	2018
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $18,672 and $20,032	$445,703	$444,344
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $785 and $845	25,071	25,879
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred finance costs of $2,563 and $2,664	284,827	290,620
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,339 and $1,402	23,661	23,598
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,558 and $1,705	26,373	26,226
	805,635	810,667
Less current portion	(57,680)	(51,555)
Long-term portion	$747,955	$759,112

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

Mandatory Annual Prepayments

The 2017 Term Loan Facility amortizes in quarterly installments equal to 1.25% of the original principal amount of $550,000 reduced by the $60,000 prepayment the Company made in 2018. The 2017 Term Loan Facility is also subject to additional mandatory annual prepayments in an aggregate principal amount of 75% of Excess Cash Flow, as defined in the credit agreement.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2019 based on the actual results of the three months ended March 31, 2019 and the projection for the remainder of 2019. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2020.

Debt Covenants

2017 Debt Facilities

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of March 31, 2019, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,339.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of March 31, 2019, with an estimated ratio of 39%.

Sinosure Credit Facility

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
(iv)	interest expense coverage ratio, which for Seaways Holding Corporation, shall not be less than 2.00 to 1.00 during the period commencing on July 1, 2018 through June 30, 2019 and will be calculated on a trailing six, nine and twelve-month basis from December 31, 2018, March 31, 2019 and June 30, 2019, respectively. For the Company, the interest expense coverage ratio shall not be less than 2.25 to 1.00 for the period commencing on July 1, 2019 through June 30, 2020 and no less than 2.50 to 1.00 for the period commencing on July 1, 2020 and thereafter and shall be calculated on a trailing twelve-month basis. No event of default under this covenant will occur if the failure to comply is capable of remedy and is remedied within thirty days of the Facility Agent giving notice to the Company or (if earlier) any Obligor becoming aware of the failure to comply, and (i) if such action is being taken with respect to a Test Date falling on or prior to December 31, 2020, then such remedy shall be in the form of cash and cash equivalents being (or having been) deposited by Seaways Holding Corporation to a restricted Minimum Liquidity Account within the thirty day period mentioned above in the manner and in the amounts required to remedy such breach as tested at the Seaways Holding Corporation level and (ii) if such action is being taken with respect to a Test Date falling on or after January 1, 2021, then any such remedy and the form of the same shall be considered and determined by the lenders under the Sinosure Credit Facility in their absolute discretion.

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ABN Term Loan Facility

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

The ABN Term Loan Facility also requires that the loan agreement be amended as soon as reasonably practical following the effective date of the loan to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50,000) to which the Company becomes a party, that are deemed to be materially more advantageous to the lenders under such agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the second quarter of 2019.

8.5% Senior Notes

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

10.75% Subordinated Notes

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

The Company was in compliance with the financial covenants under all of its debt facilities as of March 31, 2019.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2019 and 2018 was $17,226 and $11,361, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2019 and 2018 was $11,172 and $9,958, respectively.

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

As of March 31, 2019, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for 2019, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2019.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

Note 11 — Related Parties:

Amounts payable to the Company’s former parent, Overseas Shipholding Group, Inc. (“OSG”), included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets, aggregate to $36 and $34 as of March 31, 2019 and December 31, 2018, respectively, and are related to a guarantee provided by OSG as described below.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’) and (c) the FSO Joint Venture is a borrower under a $220,000 secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt”). As of March 31, 2019, and December 31, 2018, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $88,133 and $93,548, respectively, and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $553 and $673, respectively.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay an annual fee of $145 to OSG for 2019. Such fee is subject to termination if OSG ceases to provide the OSG LNG Performance Guarantee.

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

Management Compensation - Restricted Stock Units and Stock Options

There were no stock-based compensation awards granted during the three months ended March 31, 2019.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 8,746 and 15,746 shares of common stock during the three months ended March 31, 2019 and 2018, respectively, at an average cost of $17.13 and $17.66, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. During April 2019, an additional 5,972 shares of common stock were repurchased from certain employees and members of management at an average cost of $17.14 per share in relation to restricted stock units that vested in March 2019.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were acquired under repurchase programs during the three months ended March 31, 2019 and 2018.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
	2019	2018
Unrealized losses on derivative instruments	$(24,698)	$(21,520)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,608)	(8,409)
	$(33,306)	$(29,929)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2019 and 2018 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total

Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(4,999)	(199)	(5,198)
Amounts reclassified from accumulated other comprehensive loss	1,821	-	1,821
Total change in accumulated other comprehensive loss	(3,178)	(199)	(3,377)
Balance as of March 31, 2019	$(24,698)	$(8,608)	$(33,306)

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	4,866	(429)	4,437
Amounts reclassified from accumulated other comprehensive loss	2,604	-	2,604
Total change in accumulated other comprehensive loss	7,470	(429)	7,041
Balance as of March 31, 2018	$(21,519)	$(11,847)	$(33,366)

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	March 31,
Accumulated Other Comprehensive Loss Component	2019	2018	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$1,640	$2,604	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	140	-	Interest expense

Interest rate caps entered into by the Company's subsidiaries	41	-	Interest expense
	$1,821	$2,604	Total before and after tax

At March 31, 2019, the Company expects that it will reclassify $7,684 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate cap and swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

The adoption of ASC 842 had no impact on shipping revenues for the three months ended March 31, 2019 as the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same even when accounted for separately under ASC 842 and ASC 606, respectively.

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are cancellable with up to 90 days’ notice. As of March 31, 2019, five of the Company’s vessels are operating under six-month time charter contracts to customers with expiry dates ranging from June 2019 to July 2019. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding revenue recognition for leases.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lightering services provided by the Company’s Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding service revenue recognition and costs to obtain or fulfill a contract.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2019 and 2018:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2019:
Revenues from leases
Pool revenues	$46,172	$21,465	$-	$67,637
Time and bareboat charter revenues	5,520	-	-	5,520
Voyage charter revenues	7,620	24	-	7,644

Revenues from services
Voyage charter revenues
Lightering services	21,073	-	-	21,073
Total shipping revenues	$80,385	$21,489	$-	$101,874

Three months ended March 31, 2018:
Revenues from leases
Pool revenues	$16,400	$19,114	$-	$35,514
Time and bareboat charter revenues	7,418	495	-	7,913
Voyage charter revenues	3,448	4	-	3,452

Revenues from services
Voyage charter revenues
Lightering services	5,099	-	-	5,099
Total shipping revenues	$32,365	$19,613	$-	$51,978

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2019	$6,632	$1,931	$-
Closing balance as of March 31, 2019	8,870	3,336	-

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$-

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We receive payments from customers based on the distribution schedule established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under contracts and decrease when the right to consideration becomes unconditional or payments are received. Contract liabilities include payments received in advance of performance under contracts and are recognized when performance under the respective contract has been completed. Deferred revenues allocated to unsatisfied performance obligations will be recognized over time as the services are performed.

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Reductions in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2019 and 2018 were $483 and $41, respectively. These reductions to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of March 31, 2019, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

The adoption of ASC 842 had a material impact in our condensed consolidated balance sheet due to the recognition of ROU assets and corresponding operating lease liabilities as disclosed below but did not have an impact in our lease expenses as disclosed below for the three months ended March 31, 2019. Certain amounts recorded for prepaid charter hire expenses associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use asset in the condensed consolidated balance sheet as of March 31, 2019. The expense for leases under the ASC 842 will continue to be classified in their historical statements of operations captions (primarily in Charter hire expenses, General and administrative, Voyage expenses, and Vessel expenses).

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which are cancellable upon 180 days’ notice; and (iii) short term leases of office and other space.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. The expenses recognized during the three months ended March 31, 2019 for the lease component of these leases are as follows:

		Three Months Ended
	Statement of Operations Line Item	March 31, 2019
Operating lease cost
Vessel assets	Charter hire expenses	$3,657

Office and other space	General and administrative	249
	Voyage expenses	42

Short-term lease cost
Vessel assets (1)	Charter hire expenses	2,227

Office and other space	General and administrative	29
	Voyage expenses	26
	Vessel expenses	5
Total lease cost		$6,235

(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $6,628, including both lease and non-lease components.

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities Operating cash flows used for operating leases	$3,873

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use assets	$30,570

Current portion of operating lease liabilities	$(8,348)
Long-term operating lease liabilities	(19,512)
Total operating lease liabilities	$(27,860)

Weighted average remaining lease term - operating leases	4.39 years
Weighted average discount rate - operating leases	7.36%

1. Charters-in of vessel assets:

As of March 31, 2019, INSW had commitments to charter in four MR and two Aframax vessels. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the four MRs are time charters with expiry dates ranging from June 2019 to July 2019, are accounted for as operating leases. The Company’s time charters contain renewal options to extend the leases for 12 to 18 months. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of March 31, 2019, the Company has determined that the above options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of March 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Bareboat Charters-in:

At March 31, 2019	Amount	Operating Days
2019	$4,730	550
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	28,113	3,298
less imputed interest	(4,161)
Total operating lease liabilities	$23,952

Bareboat Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Operating Days
2019	$6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,782	556
Net minimum lease payments	$29,911	3,478

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Time Charters-in:

At March 31, 2019	Amount	Operating Days
2019	$1,428	345
Total lease payments	1,428	345
less imputed interest	(11)
Total operating lease liabilities	$1,417

Time Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount		Operating Days
2019	$12,934	(1)	1,421
Net minimum lease payments	$12,934		1,421

(1)	Includes non-lease components totaling approximately $5,530 related to the Company’s time charters, which are accounted for under ASC 842 effective January 1, 2019 and therefore excluded from the operating lease liability, and approximately $3,615 related to short term leases of workboats employed in the Crude Tankers Lightering business that are not in scope of ASC 842 based on the Company’s accounting policy election.

2. Office and other space:

The Company has operating leases for office and lightering workboat dock space. These leases have expiry dates ranging from December 2020 to August 2021.

Payments of lease liabilities for office and other space as of March 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Office and other space:

At March 31, 2019	Amount
2019	$874
2020	1,166
2021	665
Total lease payments	2,705
less imputed interest	(214)
Total operating lease liabilities	$2,491

Office and other space:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount
2019	$1,219
2020	1,152
2021	665
Net minimum lease payments	$3,036

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under the lease guidance (ASC 842).

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days as of March 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

At March 31, 2019	Amount	Revenue Days
2019	$4,086	312
Future minimum revenues	$4,086	312

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Revenue Days
2019	$2,587	221
Future minimum revenues	$2,587	221

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2019. The next deficit valuation is as of March 31, 2019 and is expected to be completed later in 2019.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. INSW’s reserve for our share of the scheme deficit based on the last deficit valuation was £57 ($75) as of March 31, 2019, which is due for payment in October 2019. The next deficit valuation is due March 31, 2020.

Galveston Accident

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

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2019 and 2018, we derived 77% and 60%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of March 31, 2019, we owned or operated an International Flag fleet of 48 vessels aggregating 7.1 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including six vessels that have been chartered-in under operating leases. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”).

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 94% and 84% of our total TCE revenues in the spot market for the three months ended March 31, 2019 and 2018, respectively.

The following is a discussion and analysis of our financial condition as of March 31, 2019 and results of operations for the three months periods ended March 31, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2019 at 99.6 million barrels per day (“b/d”), an increase of 1.1 million b/d, or 1.1%, over the same quarter in 2018. The estimate for global oil consumption for 2019 is 100.6 million b/d, an increase of 1.4% over 2018. OECD demand in 2019 is estimated to increase by 0.8% to 48.1 million b/d, while non-OECD demand is estimated to increase by 1.9% to 52.5 million b/d.

Global oil production in the first quarter of 2019 reached 99.7 million b/d, an increase of 0.9% from the first quarter of 2018. OPEC crude oil production averaged 30.5 million b/d in the first quarter of 2019, a decrease of 1.6 million b/d from the fourth quarter of 2018, and a decrease of 1.6 million b/d from the first quarter of 2018. Non-OPEC production increased by 2.5 million b/d to 63.6 million b/d in the first quarter of 2019 compared with the first quarter of 2018. Oil production in the U.S. in the first quarter of 2019 was unchanged from the fourth quarter of 2018 at 11.9 million b/d, and 1.9 million b/d higher than in the first quarter of 2018.

U.S. refinery throughput increased by 0.2 million b/d to 17.1 million b/d in the first quarter of 2019 compared with the first quarter of 2018. U.S. crude oil imports in the first quarter of 2019 decreased by 0.5 million b/d to 7.5 million b/d compared with the first quarter of 2018, with imports from OPEC countries decreasing by 0.4 million b/d, a 15.6% decrease from the first quarter of 2018.

Chinese crude oil imports were 10.23 million b/d in February, slightly down from the record 10.4 million b/d in November 2018, and March imports declined to 9.26 million b/d, as refinery maintenance decreased crude oil demand, although still 0.4% higher than March 2018 imports.

During the first quarter of 2019, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 12.6 million dwt as the crude fleet increased by 11.0 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 5.7 million dwt, 2.3 million dwt and 3.0 million dwt, respectively. The product carrier fleet expanded by 1.6 million dwt with LR1s growing by 0.3 million dwt and MRs increasing by 1.3 million dwt. Year over year, the size of the tanker fleet increased by 18.9 million dwt with the largest increases in the VLCC, Aframax, MR and Suezmax sectors, while Panamaxes saw modest growth in the fleet size.

Between the end of the fourth quarter of 2018 and the end of the first quarter of 2019, the crude tanker orderbook decreased by 10.2 million dwt overall. The crude tanker orderbook declined by 8.7 million dwt, with VLCCs, Suezmaxes and Aframaxes declining by 2.9 million dwt, 1.9 million dwt and 3.9 million dwt, respectively. The product tanker orderbook declined by 1.5 million dwt with LR1s declining by 0.3 million dwt and MRs declining by 1.2 million dwt. The large decrease in the tanker orderbook reflects the heavy delivery of newbuildings during the first quarter and little new ordering activity.

Between the end of the first quarter of 2018 and the end of the first quarter of 2019, the total tanker orderbook declined by 15.1 million dwt, with declines in all sectors: VLCC 5.8 million dwt, Suezmax 1.2 million dwt, Aframax 6.2 million dwt, LR1 0.4 million dwt and MR 1.5 million dwt.

Crude tanker rates in the first quarter of 2019 were down from the strong rates achieved in the fourth quarter of 2018, as newbuilding deliveries and OPEC cuts negatively impacted supply and demand. VLCC rates were buoyed by strong US exports, while Suezmax rates saw greater declines. Panamax and MR rates were relatively strong compared with the fourth quarter of 2018 driven by demand. Rates across the board are somewhat weaker due to extended refinery maintenance as refiners prepare for upcoming IMO 2020-related changes.

INTERNATIONAL SEAWAYS, INC.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2019, results from vessel operations increased by $46,030 to income of $19,324 from a loss of $26,706 in the first quarter of 2018. This improvement primarily resulted from higher TCE revenues, lower vessel expenses and a $6,621 decrease in losses on disposal of vessels and other property, partially offset by a $1,298 charge for provisions for credit losses and an increase in charter hire expenses, which was principally attributable to increased activity in the Company’s Crude Tankers Lightering business.

TCE revenues increased in the current quarter by $45,228, or 93%, to $94,029 from $48,801 in the first quarter of 2018. Approximately $35,909 of this increase was due to growth in average daily rates across each of INSW’s fleet sectors. Incremental activity in the Crude Tankers Lightering business also resulted in a $13,120 revenue increase.

The provision for credit losses of $1,298 recorded in the first quarter of 2019 relates to uncollected freight from full service jobs performed during late-2018 in the Company’s Crude Tankers Lightering business.

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

Crude Tankers	Three Months Ended
	March 31,
	2019	2018
TCE revenues	$72,586	$29,220
Vessel expenses	(22,265)	(25,616)
Charter hire expenses	(12,482)	(2,755)
Depreciation and amortization	(14,477)	(12,873)
Adjusted income/(loss) from vessel operations (a)	$23,362	$(12,024)
Average daily TCE rate	$28,566	$12,958
Average number of owned vessels (b)	25.0	26.7
Average number of vessels chartered-in under operating leases	5.4	0.4
Number of revenue days: (c)	2,541	2,255
Number of ship-operating days: (d)
Owned vessels	2,250	2,402
Vessels bareboat chartered-in under operating leases	180	28
Vessels time chartered-in under operating leases (e)	87	-
Vessels spot chartered-in under operating leases (e)	214	8

(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and (gain)/loss on disposal of vessels and other property.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.

INTERNATIONAL SEAWAYS, INC.

(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 14 vessels under operating leases at various points during the quarter ended March 31, 2019 for full service lightering jobs. Only two vessels were spot chartered-in at various points during the quarter ended March 31, 2018.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $716 and $769 per day for the three months ended March 31, 2019 and 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended March 31,
ULCC:
Average rate	$-	$-	$-	$-
Revenue days	-	-	90	-
VLCC:
Average rate	$31,993	$-	$12,926	$13,085
Revenue days	1,134	-	617	89
Suezmax:
Average rate	$28,935	$-	$14,927	$-
Revenue days	180	-	180	-
Aframax:
Average rate	$20,905	$-	$9,955	$-
Revenue days	398	-	554	-
Panamax:
Average rate	$17,558	$12,313	$12,691	$11,562
Revenue days	73	445	180	537

During the first quarter of 2019, TCE revenues for the Crude Tankers segment increased by $43,366, or 148%, to $72,586 from $29,220 in the first quarter of 2018. Approximately $28,800 of such increase resulted from a strengthening in average daily rates in each of the Crude Tanker fleets, with the impact of the daily TCE rate growth in the VLCC fleet representing $21,392 of the total rates-based increase. Increased activity in the Crude Tankers Lightering business generated an additional TCE revenue increase of $13,120. Also contributing to the higher TCE revenue was a net 417-day increase in revenue days in the current quarter in the VLCC fleet. Such increase accounted for an increase in TCE revenue of $5,166 and reflected the acquisitions of one 2015-built and five 2016-built VLCCs which were delivered to the Company in June 2018, partially offset by the disposals of one 2000-built and one 2001-built VLCC in 2018. Partially offsetting the TCE revenue increases was a $3,766 decrease in TCE revenue due to a 355-day reduction in Aframax and Panamax revenue days, which was driven primarily by the sale of two 2001-built Aframaxes and a 2002-built Panamax in 2018.

Vessel expenses decreased by $3,351 to $22,265 in the current quarter from $25,616 in the first quarter of 2018. The decrease resulted from (a) the VLCC, Aframax, and Panamax sales noted above which drove approximately $5,207 of the decrease in vessel expenses, (b) the sale of the Company’s only ULCC, which was idle in 2018 prior to its sale in June 2018 and accounted for approximately $943 of the decrease in vessel expenses and (c) a decrease in hull and machinery damage repair costs. Such decreases were partially offset by a $4,113 increase in vessel expenses associated with the VLCC acquisitions described above. Charter hire expenses increased by $9,727 to $12,482 in the first quarter of 2019 from $2,755 in the first quarter of 2018 principally as a result of the Company executing sale and lease back transactions for two 2009-built Aframaxes in March 2018 and a significant increase in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business to support increased full service lightering activity. Depreciation and amortization increased by $1,604 to $14,477 in the first quarter of 2019 from $12,873 in the first quarter of 2018, principally due to the deliveries of the VLCCs noted above which accounted for $3,869 of the increase in depreciation. Such increases were offset by an approximately $2,156 impact of the vessel sales and sale and leaseback transactions described above.

INTERNATIONAL SEAWAYS, INC.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $4,194 for the first quarter of 2019 compared to $120 for the first quarter of 2018 and, sequentially, $4,241 for the fourth quarter of 2018. The increase in the current quarter’s operating income as compared to prior year’s period primarily reflects a higher volume of full service and service support only lighterings in the current period. In the current quarter, 27 full service and 82 service support only lighterings were performed, as compared to one full service and 73 service support only lighterings in the prior year’s quarter. Additionally, during the current quarter the Crude Tankers Lightering business utilized one of its chartered-in Aframaxes on three spot voyages. There were no such spot voyages performed in the first quarter of 2018. Increased U.S. exports will likely continue to require transshipment during 2019, regardless of the eventuality of any deep-water terminals. Because of the increased level of activity in the Crude Tankers Lightering business over the last three quarters and positive near-term prospects, the Company withdrew a 2002-built Aframax from the pool in which it was operating in March 2019 and is now employing it in the Crude Tankers Lightering business.

Product Carriers	Three Months Ended
	March 31,
	2019	2018
TCE revenues	$21,443	$19,581
Vessel expenses	(8,264)	(11,406)
Charter hire expenses	(4,703)	(5,868)
Depreciation and amortization	(4,418)	(4,718)
Adjusted income/(loss) from vessel operations	$4,058	$(2,411)
Average daily TCE rate	$16,257	$10,771
Average number of owned vessels	11.0	14.6
Average number of vessels chartered-in under operating leases	4.0	6.0
Number of revenue days	1,319	1,818
Number of ship-operating days:
Owned vessels	990	1,311
Vessels bareboat chartered-in under operating leases	-	180
Vessels time chartered-in under operating leases	360	360

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $483 and $395 per day for the three months ended March 31, 2019 and 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Three Months Ended March 31,
LR2:
Average rate	$22,090	$-	$13,911	$-
Revenue days	90	-	90	-
LR1:
Average rate	$24,017	$-	$11,639	$-
Revenue days	339	-	354	-
MR:
Average rate	$13,462	$-	$11,235	$5,294
Revenue days	889	-	1,285	90

During the first quarter of 2019 TCE revenues for the Product Carriers segment increased by $1,862, or 10%, to $21,443 from $19,581 in the first quarter of 2018. Period-over-period increases in average daily blended rates earned by all Product Carrier fleet sectors accounted for an increase in revenue of approximately $7,109. Serving to partially offset such increases was a 485-day decrease in MR revenue days in the current period, arising primarily as a result of the sales of five MRs in 2018 and the redelivery of two MRs to their owners during the second quarter of 2018 at the expiry of their respective bareboat charters. These decreases resulted in a $5,087 decline in TCE revenue.

Vessel expenses decreased by $3,142 to $8,264 in the current quarter from $11,406 in first quarter of 2018. The decrease was primarily driven by a 501-day decrease in owned and bareboat chartered-in days, which resulted from the vessel sales and redeliveries described above. Similarly, charter hire expenses decreased by $1,165 to $4,703 in the first quarter of 2019 from $5,868 in the first quarter of 2018 due to the charter-in redeliveries discussed above.

INTERNATIONAL SEAWAYS, INC.

General and Administrative Expenses:

During the first quarter of 2019, general and administrative expenses increased by $744 to $6,773 from $6,029 in the first quarter of 2018. This increase reflects (i) an approximately $289 increase in accounting and consulting fees, (ii) an approximately $241 increase in compensation and benefits costs, of which $132 relates to noncash stock compensation and (iii) an approximately $125 increase in insurance premiums for general liability and property insurance, cyber security insurance and workers compensation and U.S. Longshoremen insurance.

Interest Expense:

Interest expense was $17,533 and $11,621 for the three months ended March 31, 2019 and 2018, respectively. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 accounted for $5,692 of the increase, and the balance of the increase was primarily due to the higher margin under the 2017 Term Loan Facility following an amendment to such facility entered in June 2018 in connection with closing the transaction for the acquisition of six VLCCs. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

As of March 31, 2019, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2019 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2019. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption during and beyond calendar year 2019. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018

Net income/(loss)	$10,897	$(29,316)
Income tax provision	-	8
Interest expense	17,533	11,621
Depreciation and amortization	18,929	17,624
EBITDA	47,359	(63)
Third-party debt modification fees	30	-
(Gain)/loss on disposal of vessels and other property	(48)	6,573
Adjusted EBITDA	$47,341	$6,510

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2019 and December 31, 2018 was approximately $92,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash increased by approximately $19,511 during the three months ended March 31, 2019. This increase reflects cash provided by operating activities of $23,991 and net returns of capital and deposits received from affiliated companies of $5,928. Such cash inflows were partially offset by $3,170 in expenditures for vessels and other property and scheduled principal amortization totaling $6,764 for the the Sinosure Credit Facility and the ABN Term Loan Facility. The quarterly installment of $6,125 on the 2017 Term Loan Facility otherwise due at quarter end was paid on the first business day of April 2019.

As of March 31, 2019, we had total liquidity on a consolidated basis of $187,155 comprised of $137,155 of cash (including $57,618 of restricted cash) and $50,000 of undrawn revolver capacity. Total cash and liquidity decreased by $10,165 shortly after quarter end due to interest and principal amortization payments.

Restricted cash of $57,618 as of March 31, 2019 represents legally restricted cash relating to the 2017 Term Loan, the Sinosure Credit Facility, the ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities and, in the case of the 2017 Term Loan Facility, that cash proceeds from the sale of collateral vessels be reinvested in vessels within 12 months of such sale or be used to prepay the principal amount outstanding of the INSW Facilities.

As of March 31, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $805,635 and a total debt (which excludes operating lease liabilities as defined in the Company’s debt agreements) to total capitalization of 44.2%, which compares with 44.5% at December 31, 2018.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in public company shipping sector. In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

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

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of March 31, 2019, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

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

The Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems (“Scrubbers”) on 10 of its modern VLCCs. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on 13 vessels with options for the purchase and installation of systems for up to an additional 10 vessels in the Company’s fleet as of March 31, 2019. These systems are intended to be funded with available liquidity, proceeds from the sales of vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities. As of March 31, 2019, the Company’s aggregate purchase commitments for these systems are approximately $47,922 (see Aggregate Contractual Obligations Table below) and could increase by up to an additional $14,000 if all the remaining options for the additional units are exercised. Such options expire between May 2019 and December 2020.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of March 31, 2019, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,339.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the FSO Joint Venture and the LNG Joint Venture had total bank debt outstanding of $716,168, of which $628,906 was nonrecourse to the Company.

INTERNATIONAL SEAWAYS, INC.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’); and (c) the FSO Joint Venture is a borrower under a $220,000 secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of March 31, 2019, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $88,133 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $553.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW will pay an annual fee of $145 to OSG for 2019. Such fee is subject to termination if OSG ceases to provide the OSG LNG Performance Guarantee.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2019 follows:

						Beyond
	2019	2020	2021	2022	2023	2023	Total
2017 Term Loan - floating rate(1)	$57,296	$61,759	$59,542	$406,740	$-	$-	$585,337
ABN Term Loan - floating rate(2)	3,723	4,780	4,571	4,365	13,157	-	30,596
Sinosure Credit Facility - floating rate(3)	28,406	36,802	35,573	33,783	32,474	201,287	368,325
8.5% Senior Notes - fixed rate	2,125	2,125	2,125	2,125	26,063	-	34,563
10.75% Subordinated Notes - fixed rate	2,252	3,003	3,631	3,631	29,746	-	42,263
Operating lease obligations(4)
Bareboat Charter-ins	4,730	6,295	6,278	6,278	4,532	-	28,113
Time Charter-ins	3,535	-	-	-	-	-	3,535
Office and other space	874	1,166	665	-	-	-	2,705
Vessel betterment commitments(5)	39,148	8,538	118	118	-	-	47,922
Total	$142,089	$124,468	$112,503	$457,040	$105,972	$201,287	$1,143,359

INTERNATIONAL SEAWAYS, INC.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective one-month LIBOR rate as of March 31, 2019 of 2.50% and applicable margins for the 2017 Term Loan Facility of 6.0%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2019. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of March 31, 2019 of 2.60% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2022, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.99%.

(4)	As of March 31, 2019, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. Upon adoption of ASU 2016-02 Leases (ASC 842) on January 1, 2019, the full amounts due under bareboat charter-ins and office and other space leases and lease component of the amounts due under time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

(5)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 13 vessels and the purchase and installation of scrubbers on 10 of its VLCC tankers. In addition, the Company is party to agreements granting INSW the option to purchase additional ballast water treatment systems for installation between 2019 and 2021. If exercised, these options could increase the Company’s commitments by up to approximately $14,000. The Company’s ability to exercise the options expires between May 2019 and December 2020.

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

The Company is party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap agreement contains no leverage features and has a cap rate of 2.605% through the termination date of December 31, 2020. Additionally, the Company is party to an Interest Rate Swap agreement with a major financial institution covering the entire currently outstanding notional amount of the Sinosure Credit Facility. The Interest Rate Swap agreement contains no leverage features and has a fixed rate of 2.99% through the termination date of March 21, 2022.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company renewed its $30,000 stock repurchase plan in March 2019. No stock repurchases were made in the first quarter of 2019 (excluding shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management).  In addition, in January 2019 the Company initiated an at-the-market equity distribution program, but did not receive any proceeds in respect of sales under that program in the first quarter of 2019.  See Note 12, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

INTERNATIONAL SEAWAYS, INC.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 45.

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 9, 2019	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 9, 2019	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

10.1	Amendment No. 5 to Ms. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

10.2	Amendment No. 1 to Mr. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

10.3	Amendment No. 3 to Mr. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

10.4*	Second Amendment, dated as of June 14, 2018, to the Credit Agreement dated as of June 22, 2017, among the Registrant, OIN Delaware LLC, International Seaways Operating Corporation and certain of its subsidiaries as other guarantors, various lenders, Jefferies Finance LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers, UBS Securities LLC, as joint bookrunner, DNB Markets Inc., Fearnley Securities AS, Pareto Securities Inc. and Skandinaviska Enskilda Banken AB (Publ) as co-managers, Jefferies Finance LLC, as administrative agent, syndication agent, collateral agent and mortgage trustee.

10.5	Consent letter dated March 1, 2019, relating to the Sinosure Credit Facility (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2019 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Refiled herewith

