Form 10-Q
period 2019-06-30
International Seaways, Inc.
filed 2019-08-08
CIK 1679049

aqszAQkj7ju

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number        1‑37836‑1

INTERNATIONAL SEAWAYS, INC.
(Exact name of registrant as specified in its charter)

Marshall Islands	98‑0467117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-578-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☒

Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES  ☐ NO  ☒

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 7, 2019: common stock, no par value 29,274,452 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$91,662	$58,313
Voyage receivables, including unbilled of $65,831 and $87,725	74,460	94,623
Other receivables	5,576	5,246
Inventories	4,110	3,066
Prepaid expenses and other current assets	6,916	5,912
Current portion of derivative asset	30	460
Total Current Assets	182,754	167,620
Restricted cash	58,630	59,331
Vessels and other property, less accumulated depreciation of $335,960 and $307,051	1,291,862	1,330,795
Vessel held for sale	6,754	-
Deferred drydock expenditures, net	23,382	16,773
Operating lease right-of-use assets	33,216	-
Investments in and advances to affiliated companies	265,959	268,322
Long-term derivative asset	26	704
Other assets	2,626	5,056
Total Assets	$1,865,209	$1,848,601

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,427	$23,008
Current portion of operating lease liabilities	11,481	-
Current installments of long-term debt	57,680	51,555
Current portion of derivative liability	1,912	707
Total Current Liabilities	105,500	75,270
Long-term operating lease liabilities	19,030	-
Long-term debt	736,826	759,112
Long-term derivative liability	6,386	1,922
Other liabilities	2,129	2,442
Total Liabilities	869,871	838,746

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,273,175 and 29,184,501
shares issued and outstanding	1,310,731	1,309,269
Accumulated deficit	(275,111)	(269,485)
	1,035,620	1,039,784
Accumulated other comprehensive loss	(40,282)	(29,929)
Total Equity	995,338	1,009,855
Total Liabilities and Equity	$1,865,209	$1,848,601

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shipping Revenues:
Pool revenues, including $26,731, $16,355, $67,891 and $29,125
received from companies accounted for by the equity method	$44,713	$33,601	$112,350	$69,115
Time and bareboat charter revenues	6,541	6,608	12,061	14,521
Voyage charter revenues	17,756	16,700	46,473	25,251
	69,010	56,909	170,884	108,887

Operating Expenses:
Voyage expenses	6,523	6,897	14,368	10,074
Vessel expenses	30,746	31,528	61,284	68,186
Charter hire expenses	13,033	10,723	30,218	19,346
Depreciation and amortization	18,818	16,804	37,747	34,428
General and administrative	6,297	6,064	13,070	12,093
Provision for credit losses, net	(21)	-	1,277	-
Third-party debt modification fees	-	1,302	30	1,302
Loss/(gain) on disposal of vessels and other property, net of impairments	1,548	(6,740)	1,500	(167)
Total operating expenses	76,944	66,578	159,494	145,262
(Loss)/income from vessel operations	(7,934)	(9,669)	11,390	(36,375)
Equity in income of affiliated companies	8,015	8,822	16,085	17,162
Operating income/(loss)	81	(847)	27,475	(19,213)
Other income/(expense)	839	(4,863)	1,875	(4,184)
Income/(loss) before interest expense and income taxes	920	(5,710)	29,350	(23,397)
Interest expense	(17,443)	(13,086)	(34,976)	(24,707)
Loss before income taxes	(16,523)	(18,796)	(5,626)	(48,104)
Income tax provision	-	-	-	(8)
Net loss	$(16,523)	$(18,796)	$(5,626)	$(48,112)

Weighted Average Number of Common Shares Outstanding:
Basic	29,220,345	29,130,230	29,200,897	29,118,271
Diluted	29,220,345	29,130,230	29,200,897	29,118,271

Per Share Amounts:
Basic and diluted net loss per share	$(0.57)	$(0.65)	$(0.19)	$(1.65)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(16,523)	$(18,796)	$(5,626)	$(48,112)
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(7,203)	3,099	(10,381)	10,569
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	30	77	4	36
Net change in unrecognized actuarial losses	197	1,743	24	1,355
Other comprehensive (loss)/income, net of tax	(6,976)	4,919	(10,353)	11,960
Comprehensive loss	$(23,499)	$(13,877)	$(15,979)	$(36,152)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,626)	$(48,112)
Items included in net loss not affecting cash flows:
Depreciation and amortization	37,747	34,428
Loss on write-down of vessels and other assets	-	948
Amortization of debt discount and other deferred financing costs	3,560	2,651
Deferred financing costs write-off	-	2,273
Stock compensation, non-cash	1,821	1,525
Earnings of affiliated companies	(16,367)	(17,548)
Other – net	227	233
Items included in net loss related to investing and financing activities:
Loss/(gain) on disposal of vessels and other property, net	1,500	(1,115)
Loss on repurchase of debt	-	1,295
Cash distributions from affiliated companies	6,528	35,863
Payments for drydocking	(10,878)	(2,701)
Insurance claims proceeds related to vessel operations	640	3,528
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	20,163	(4,221)
Decrease in deferred revenue	(15)	(903)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	4,478	1,979
Net cash provided by operating activities	43,778	10,123
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(5,356)	(128,925)
Proceeds from disposal of vessels and other property, net	9,090	126,504
Expenditures for other property	(301)	(320)
Investments in and advances to affiliated companies, net	434	1,966
Repayments of advances from affiliated companies	5,272	93,142
Net cash provided by investing activities	9,139	92,367
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	-	72,924
Extinguishment of debt	-	(60,000)
Payments on debt	(19,652)	(42,770)
Cash paid to tax authority upon vesting of stock-based compensation	(359)	(397)
Other – net	(258)	-
Net cash used in financing activities	(20,269)	(30,243)
Net increase in cash, cash equivalents and restricted cash	32,648	72,247
Cash, cash equivalents and restricted cash at beginning of year	117,644	70,606
Cash, cash equivalents and restricted cash at end of period	$150,292	$142,853

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total

For the six months ended
Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net loss	-	(5,626)	-	(5,626)
Other comprehensive loss	-	-	(10,353)	(10,353)
Forfeitures of vested restricted stock awards	(359)	-	-	(359)
Compensation relating to restricted stock awards	434	-	-	434
Compensation relating to restricted stock units awards	883	-	-	883
Compensation relating to stock option awards	504	-	-	504
Balance at June 30, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(48,112)	-	(48,112)
Other comprehensive income	-	-	11,960	11,960
Forfeitures of vested restricted stock awards	(486)	-	-	(486)
Compensation relating to restricted stock awards	416	-	-	416
Compensation relating to restricted stock units awards	695	-	-	695
Compensation relating to stock option awards	414	-	-	414
Balance at June 30, 2018	$1,307,645	$(228,657)	$(28,447)	$1,050,541

For the three months ended
Balance at April 1, 2019	$1,309,881	$(258,588)	$(33,306)	$1,017,987
Net loss	-	(16,523)	-	(16,523)
Other comprehensive loss	-	-	(6,976)	(6,976)
Forfeitures of vested restricted stock awards	(210)	-	-	(210)
Compensation relating to restricted stock awards	202	-	-	202
Compensation relating to restricted stock units awards	587	-	-	587
Compensation relating to stock option awards	271	-	-	271
Balance at June 30, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338

Balance at April 1, 2018	$1,306,869	$(209,861)	$(33,366)	$1,063,642
Net loss	-	(18,796)	-	(18,796)
Other comprehensive income	-	-	4,919	4,919
Forfeitures of vested restricted stock awards	(120)	-	-	(120)
Compensation relating to restricted stock awards	224	-	-	224
Compensation relating to restricted stock units awards	441	-	-	441
Compensation relating to stock option awards	231	-	-	231
Balance at June 30, 2018	$1,307,645	$(228,657)	$(28,447)	$1,050,541

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 47 oceangoing vessels, including six vessels that have been chartered-in under operating leases for durations exceeding one year at inception and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Subsequent to June 30, 2019, we (i) sold and delivered a 2004-built MR to its buyer (see Note 5, “Vessels”),  (ii) tendered notice of redelivery on a 2006-built chartered-in MR to its owners, and (iii) chartered-in a 2006-built Panamax for a two-year period with no options to extend (see Note 15, “Leases”).  Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Dollar amounts, except per share amounts, are in thousands.

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $58,630 and $59,331 as of June 30, 2019 and December 31, 2018, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (See Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the voyage receivables balance. We determine the allowance based on troubled accounts, historical experience, and other currently available evidence. Provisions for doubtful accounts associated with operating lease receivables and non-operating lease receivables are included in provision for credit losses on the condensed consolidated statements of operations. Voyage receivables reflected in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 are net of an allowance for doubtful accounts of $1,277 and $0, respectively. The provisions for doubtful accounts for the three and six months ended June 30, 2019 were $(21) and $1,277, respectively. The provisions for doubtful accounts for the three and six months ended June 30, 2018

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

were $0 and $41, respectively. During the three and six months ended June 30, 2019 and 2018, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 85% and 88% of consolidated voyage receivables at June 30, 2019 and December 31, 2018, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $344 and $413 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Unamortized deferred financing charges of $23,156 and $26,647 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes are included in long-term debt in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,250 and $2,480 for the three and six months ended June 30, 2019, respectively, and $800 and $1,456 for the three and six months ended June 30, 2018, respectively.

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

Revenues from time charters are accounted for as fixed rate operating leases with an embedded technical management service component and are recognized ratably over the rental periods of such charters. Bareboat charters are also accounted for as fixed rate operating leases and the associated revenue is recognized ratably over the rental periods of such charters.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula. Accordingly, the Company accounts for its agreements with commercial pools as variable rate operating leases. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools and assesses whether or not the Company’s participation interest in each of the pools is sufficiently significant so as to determine that the Company has effective control of the pool.

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

Under ASC 842, lease revenue for fixed lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Initial direct costs are expensed over the lease term on the same basis as lease revenue.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes accrued lease payments and lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company makes significant judgements and assumptions to separate the lease component from the non-lease component of its time chartered-in vessels. For purposes of determining the standalone selling price of the vessel lease and technical management service components of the Company’s time charters, the Company concluded that the residual approach would be the most appropriate method to use given that vessel lease rates are highly variable depending on shipping market conditions, the duration of such charters, and the age of the vessel. The Company believes that the standalone transaction price attributable to the technical management service component is more readily determinable than the price of the lease component and, accordingly, the price of the service component is estimated using observable data (such as fees charged by third-party technical managers) and the residual transaction price is attributed to the vessel lease component.

See discussion above under revenue and expense recognition for the Company’s accounting policy on revenues from leases. See Note 15, “Leases,” for additional disclosures on leases and the impact of adopting ASC 842 on January 1, 2019.

Fair value measurements —  We account for certain assets and liabilities at fair value under ASC 820. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our level 1 non-derivative assets and liabilities primarily include cash and cash equivalents and the 8.50% Senior Notes.

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our level 2 non-derivative liabilities primarily include the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility and 10.75% Subordinated Notes. Our Level 2 derivative assets and liabilities primarily include our interest rate caps and swaps.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly changing the information provided to investors. The amendments require registrants to include a reconciliation of changes in stockholders’ equity in their interim financial statements. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods as well as comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. While the amendments adopted in August 2018 are effective on November 5, 2018, the SEC staff issued a Compliance and Disclosure Interpretation (C&DI) that provides an extended transition period for companies to comply with the requirement to provide a reconciliation of changes in stockholders’ equity in their interim financial statements, allowing a registrant to not comply with that requirement until the Form 10-Q for the quarter that begins after November 5, 2018. Accordingly, the Company began providing the new interim reconciliations of shareholders’ equity required by the rule in the Form 10-Q for the three months ended March 31, 2019.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software, in order to determine the applicable costs to capitalize and the applicable costs to expense as incurred. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The standard can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company intends to adopt ASU 2018-15 using the prospective approach and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 42,267 and 44,870 for the three and six months ended June 30, 2019, respectively, and 39,709 and 39,326 for the three and six months ended June 30, 2018, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2019, there were 208,732 shares of restricted stock units and 538,632 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(16,523)	$(18,796)	$(5,626)	$(48,112)

Weighted average common shares outstanding:
Basic	29,220,345	29,130,230	29,200,897	29,118,271
Diluted	29,220,345	29,130,230	29,200,897	29,118,271

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss allocated to:
Common Stockholders	$(16,523)	$(18,796)	$(5,626)	$(48,112)
Participating securities	-	-	-	-
	$(16,523)	$(18,796)	$(5,626)	$(48,112)

For the three and six months ended June 30, 2019 and 2018 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 738,007 and 645,728 for the three and six months ended June 30, 2019, respectively, and 611,246 and 495,838 for the three and six months ended June 30, 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted (loss)/income from vessel operations for segment purposes is defined as loss/(gain) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and (loss)/gain on disposal of vessels and other property, net of impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2019 and 2018 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended June 30, 2019:
Shipping revenues	$52,130	$16,880	$-	$69,010
Time charter equivalent revenues	45,653	16,834	-	62,487
Depreciation and amortization	14,795	3,994	29	18,818
(Gain)/loss on disposal of vessels and other property	(1)	1,549	-	1,548
Adjusted (loss)/income from vessel operations	(851)	781	(40)	(110)
Equity in income of affiliated companies	4,603	-	3,412	8,015
Investments in and advances to affiliated companies at June 30, 2019	139,202	10,554	116,203	265,959
Adjusted total assets at June 30, 2019	1,278,859	315,086	116,203	1,710,148

Three months ended June 30, 2018:
Shipping revenues	$41,154	$15,755	$-	$56,909
Time charter equivalent revenues	34,385	15,627	-	50,012
Depreciation and amortization	12,240	4,530	34	16,804
Gain on disposal of vessels and other property, net of impairments	(4,055)	(2,685)	-	(6,740)
Adjusted (loss)/income from vessel operations	(5,198)	(4,149)	304	(9,043)
Equity in income of affiliated companies	4,709	-	4,113	8,822
Investments in and advances to affiliated companies at June 30, 2018	152,604	13,583	108,847	275,034
Adjusted total assets at June 30, 2018	1,338,120	351,615	108,847	1,798,582

	Crude	Product
	Tankers	Carriers	Other	Totals
Six months ended June 30, 2019:
Shipping revenues	$132,515	$38,369	$-	$170,884
Time charter equivalent revenues	118,239	38,277	-	156,516
Depreciation and amortization	29,272	8,412	63	37,747
Loss on disposal of vessels and other property	16	1,484	-	1,500
Adjusted income/(loss) from vessel operations	22,511	4,839	(83)	27,267
Equity in income of affiliated companies	9,373	-	6,712	16,085
Expenditures for vessels and vessel improvements	5,339	17	-	5,356
Payments for drydockings	9,612	1,266	-	10,878

Six months ended June 30, 2018:
Shipping revenues	$73,519	$35,368	$-	$108,887
Time charter equivalent revenues	63,605	35,208	-	98,813
Depreciation and amortization	25,113	9,248	67	34,428
Loss/(gain) on disposal of vessels and other property, including impairments	5,933	(6,100)	-	(167)
Adjusted (loss)/income from vessel operations	(17,222)	(6,560)	635	(23,147)
Equity in income of affiliated companies	10,284	-	6,878	17,162
Expenditures for vessels and vessel improvements	127,510	1,415	-	128,925
Payments for drydockings	2,683	18	-	2,701

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Time charter equivalent revenues	$62,487	$50,012	$156,516	$98,813
Add: Voyage expenses	6,523	6,897	14,368	10,074
Shipping revenues	$69,010	$56,909	$170,884	$108,887

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total adjusted (loss)/income from vessel operations of all segments	$(110)	$(9,043)	$27,267	$(23,147)
General and administrative expenses	(6,297)	(6,064)	(13,070)	(12,093)
Provision for credit losses, net	21	-	(1,277)	-
Third-party debt modification fees	-	(1,302)	(30)	(1,302)
(Loss)/gain on disposal of vessels and other property, net of impairments	(1,548)	6,740	(1,500)	167
Consolidated (loss)/income from vessel operations	(7,934)	(9,669)	11,390	(36,375)
Equity in income of affiliated companies	8,015	8,822	16,085	17,162
Other income/(expense)	839	(4,863)	1,875	(4,184)
Interest expense	(17,443)	(13,086)	(34,976)	(24,707)
Loss before income taxes	$(16,523)	$(18,796)	$(5,626)	$(48,104)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2019	2018
Total assets of all segments	$1,710,148	$1,798,582
Corporate unrestricted cash and cash equivalents	91,662	115,843
Restricted cash	58,630	27,010
Other unallocated amounts	4,769	5,045
Consolidated total assets	$1,865,209	$1,946,480

Note 5 — Vessels:

Vessel Impairments

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2019 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2018 impairment tests of the Company’s fleet.

Vessel Sales

During the three months ended June 30, 2019, the Company entered into memorandums of agreement for the sale of two 2004-built MRs, one of which was delivered to its buyers. The Company recognized a net loss on disposal of vessel of $350 during the three months ended June 30, 2019 relating to this sale. The second 2004-built MR, which is classified as held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2019, was delivered to its buyer in July 2019.  The Company expects to recognize a gain on this sale.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2019, the Company had an approximate 50% interest in three joint ventures. One joint venture operates four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of June 30, 2019 consisted of: FSO Joint Venture of $133,315, LNG Joint Venture of $116,203 and Other of $16,441 which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

As of June 30, 2019 and December 31, 2018, the maximum aggregate potential amount of future principal payments (undiscounted) relating to equity method investees secured bank debt and interest rate swap obligations that INSW could be required to make was $83,005 and $93,548, respectively, and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $445 and $673, respectively.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Shipping revenues	$53,470	$53,535	$105,785	$106,322
Ship operating expenses	(27,958)	(26,038)	(54,327)	(54,330)
Income from vessel operations	25,512	27,497	51,458	51,992
Other income	468	389	895	701
Interest expense	(10,113)	(10,386)	(20,389)	(18,766)
Income tax provision	(814)	(832)	(1,668)	(1,827)
Net income	$15,053	$16,668	$30,296	$32,100

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Variable Interest Entities (“VIEs”):

As of June 30, 2019, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2019:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$136,613

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2019:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$445	$219,617

In addition, as of June 30, 2019, the Company had approximately $11,019 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2019.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value	Level 1	Level 2
June 30, 2019:
Cash and cash equivalents (1)	$150,292	$150,292	$-
2017 Term Loan Facility	(458,273)	-	(458,273)
ABN Term Loan Facility	(24,987)	-	(24,987)
Sinosure Credit Facility	(281,495)	-	(281,495)
8.5% Senior Notes	(25,250)	(25,250)	-
10.75% Subordinated Notes	(30,635)	-	(30,635)

December 31, 2018:
Cash and cash equivalents (1)	$117,644	$117,644	$-
2017 Term Loan Facility	(459,731)	-	(459,731)
ABN Term Loan Facility	(26,724)	-	(26,724)
Sinosure Credit Facility	(293,284)	-	(293,284)
8.5% Senior Notes	(22,960)	(22,960)	-
10.75% Subordinated Notes	(29,094)	-	(29,094)

(1)	Includes non-current restricted cash of $58,630 and $59,331 at June 30, 2019 and December 31, 2018, respectively.

Derivatives

The Company uses interest rate caps and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility as of June 30, 2019. The Interest Rate Cap agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an Interest Rate Collar, which is composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement, which continues to cover a notional amount of $350,000, is effective July 31, 2019 and provides for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed 3-month LIBOR rate through the termination date. The Interest Rate Swap agreement is designated and qualified as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the Interest Rate Swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month LIBOR rate from 2.99% to 2.76%, effective March 21, 2019.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the June 30, 2019 and December 31, 2018 balance sheets on a gross basis by transaction:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
June 30, 2019:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$30	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	26	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(1,912)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(6,386)
Total derivatives designated as hedging instruments		$56		$(8,298)

December 31, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$460	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	704	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(707)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,922)
Total derivatives designated as hedging instruments		$1,164		$(2,629)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive (loss)/income excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest rate swaps	$(8,737)	$367	$(12,828)	$4,221
Interest rate cap	(199)	534	(1,107)	1,546
Total other comprehensive (loss)/income	$(8,936)	$901	$(13,935)	$5,767

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest rate swaps	$219	$-	$359	$-
Interest rate cap	57	-	98	-
Total interest expense	$276	$-	$457	$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at June 30, 2019:
Derivative Assets (interest rate cap)	$56	$-	$56	(1)
Derivative Liabilities (interest rate swaps)	(8,298)	-	(8,298)	(1)

Assets/(Liabilities) at December 31, 2018:
Derivative Assets (interest rate cap)	$1,164	$-	$1,164	(1)
Derivative Liabilities (interest rate swaps)	(2,629)	-	(2,629)	(1)

(1)

For interest rate caps and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 9 — Debt:

Debt consists of the following:

	June 30,	December 31,
	2019	2018
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $17,289 and $20,032	$440,961	$444,344
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $726 and $845	24,261	25,879
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred finance costs of $2,462 and $2,664	279,033	290,620
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,275 and $1,402	23,725	23,598
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,405 and $1,705	26,526	26,226
	794,506	810,667
Less current portion	(57,680)	(51,555)
Long-term portion	$736,826	$759,112

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On July 31, 2019, the Company made a mandatory principal prepayment of $10,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales.

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2019 based on the actual results of the six months ended June 30, 2019 and the projection for the remainder of 2019. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2020.

Debt Covenants

2017 Debt Facilities

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2019, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,244.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of June 30, 2019, with an estimated ratio of 38%.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Sinosure Credit Facility also requires the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

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

The ABN Term Loan Facility also requires that the loan agreement be amended as soon as reasonably practical following the effective date of the loan to incorporate financial covenants (other than the vessel value maintenance covenant) included in other loan facilities or agreements evidencing indebtedness (with principal balances in excess of $50,000) to which the Company becomes a party, that are deemed to be materially more advantageous to the lenders under such agreements than those currently required by the ABN Term Loan Facility. The Company expects to execute such an amendment during the third quarter of 2019.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company was in compliance with the financial covenants under all of its debt facilities as of June 30, 2019.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2019 was $17,145 and $34,370, respectively, and for the three and six months ended June 30, 2018 was $12,797 and $24,157, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2019 was $15,104 and $26,276, respectively, and for the three and six months ended June 30, 2018 was $13,633 and $23,591, respectively.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A substantial portion of income earned by the Company is not subject to income tax. With respect to subsidiaries not subject to income tax in their respective countries of incorporation, no deferred taxes are provided for the temporary differences in the bases of the underlying assets and liabilities for tax and accounting purposes.

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2019 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2019.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

Note 11 — Related Parties:

Amounts payable to the Company’s former parent, Overseas Shipholding Group, Inc. (“OSG”), included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets, aggregate to $36 and $34 as of June 30, 2019 and December 31, 2018, respectively, and are related to a guarantee provided by OSG as described below.

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt”). As of June 30, 2019, and December 31, 2018, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $83,005 and $93,548, respectively, and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $445 and $673, respectively.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Director Compensation - Restricted Common Stock

The Company awarded a total of 51,107 restricted common stock shares during the six months ended June 30, 2019 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.00 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 5, 2020, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2019, the Company granted 63,998 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $17.21 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2019, the Company awarded 63,994 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2022. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.21 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $16.68 per RSU.

In addition, in April 2019, the Company awarded an executive officer 11,882 performance-based restricted stock units, representing the last tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.21 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards shall vest on December 31, 2019, subject to INSW’s ROIC performance for the year ended December 31, 2019 relative to a target rate (the “2019 ROIC Target”) set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2020.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2019, the Company awarded to certain of its senior officers an aggregate of 137,847 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.21 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $7.99 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.36%, dividend yields of 0.0%, expected stock price volatility factor of .46, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 12,256 and 21,002 shares of common stock during the three and six months ended June 30, 2019, respectively, at an average cost of $17.08 and $17.10, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. Similarly, during the three and six months ended June 30, 2018, the Company repurchased 6,678 and 22,424 shares of common stock, respectively, at an average cost of $17.84 and $17.71, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were acquired under repurchase programs during the six months ended June 30, 2019 and 2018.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
	2019	2018
Unrealized losses on derivative instruments	$(31,901)	$(21,520)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,381)	(8,409)
	$(40,282)	$(29,929)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2019 and 2018 follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance as of March 31, 2019	$(24,698)	$(8,608)	$(33,306)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(8,936)	227	(8,709)
Amounts reclassified from accumulated other comprehensive loss	1,733	-	1,733
Total change in accumulated other comprehensive loss	(7,203)	227	(6,976)
Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)

Balance as of March 31, 2018	$(21,519)	$(11,847)	$(33,366)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	901	141	1,042
Amounts reclassified from accumulated other comprehensive loss	2,198	1,679	3,877
Total change in accumulated other comprehensive loss	3,099	1,820	4,919
Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(13,935)	28	(13,907)
Amounts reclassified from accumulated other comprehensive loss	3,554	-	3,554
Total change in accumulated other comprehensive loss	(10,381)	28	(10,353)
Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	5,767	(288)	5,479
Amounts reclassified from accumulated other comprehensive loss	4,802	1,679	6,481
Total change in accumulated other comprehensive loss	10,569	1,391	11,960
Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accumulated Other Comprehensive Loss Component	2019	2018	2019	2018	Statement of Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$1,457	$2,198	$3,097	$4,802	Equity in income of affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	219	-	359	-	Interest expense
Interest rate caps entered into by the Company's subsidiaries	57	-	98	-	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension plans):
Net periodic benefit costs associated with pension and postretirement benefit plans	-	1,679	-	1,679	Other income/(expense)
	$1,733	$3,877	$3,554	$6,481	Total before and after tax

At June 30, 2019, the Company expects that it will reclassify $10,458 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate cap and swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

The adoption of ASC 842 had no impact on shipping revenues for the three and six months ended June 30, 2019 as the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same even when accounted for separately under ASC 842 and ASC 606, respectively.

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of June 30, 2019, six of the Company's vessels are operating under six-month time charter contracts to customers with expiry dates ranging from July 2019 to December 2019. Upon their expiry in July 2019, the Company extended two of such charters for an additional six months through January 2020. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding service revenue recognition and costs to obtain or fulfill a contract.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2019 and 2018:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended June 30, 2019:
Revenues from leases
Pool revenues	$28,247	$16,466	$-	$44,713
Time and bareboat charter revenues	6,451	90	-	6,541
Voyage charter revenues from non-variable lease payments	5,239	324	-	5,563
Voyage charter revenues from variable lease payments	842	-	-	842
Revenues from services
Voyage charter revenues
Lightering services	11,351	-	-	11,351
Total shipping revenues	$52,130	$16,880	$-	$69,010

Three months ended June 30, 2018:
Revenues from leases
Pool revenues	$18,396	$15,205	$-	$33,601
Time and bareboat charter revenues	6,107	501	-	6,608
Voyage charter revenues from non-variable lease payments	7,511	49	-	7,560
Voyage charter revenues from variable lease payments	218	-	-	218
Revenues from services
Voyage charter revenues
Lightering services	8,922	-	-	8,922
Total shipping revenues	$41,154	$15,755	$-	$56,909

	Crude	Product
	Tankers	Carriers	Other	Totals
Six months ended June 30, 2019:
Revenues from leases
Pool revenues	$74,419	$37,931	$-	$112,350
Time and bareboat charter revenues	11,971	90	-	12,061
Voyage charter revenues from non-variable lease payments	12,511	348	-	12,859
Voyage charter revenues from variable lease payments	1,190	-	-	1,190
Revenues from services
Voyage charter revenues
Lightering services	32,424	-	-	32,424
Total shipping revenues	$132,515	$38,369	$-	$170,884

Six months ended June 30, 2018:
Revenues from leases
Pool revenues	$34,796	$34,319	$-	$69,115
Time and bareboat charter revenues	13,525	996	-	14,521
Voyage charter revenues from non-variable lease payments	10,894	53	-	10,947
Voyage charter revenues from variable lease payments	283	-	-	283
Revenues from services
Voyage charter revenues
Lightering services	14,021	-	-	14,021
Total shipping revenues	$73,519	$35,368	$-	$108,887

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

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2019	$6,632	$1,931	$-
Closing balance as of June 30, 2019	5,559	2,116	-

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$-

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Reductions in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2019 were $53 and $481, respectively, compared with $0 and $41, respectively, during the three and six months ended June 30, 2018. These reductions to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of June 30, 2019, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

The adoption of ASC 842 had a material impact in our condensed consolidated balance sheet due to the recognition of ROU assets and corresponding operating lease liabilities as disclosed below but did not have an impact in our lease expenses as disclosed below for the three and six months ended June 30, 2019. Certain amounts recorded for prepaid/accrued charter hire expenses associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use asset in the condensed consolidated balance sheet as of June 30, 2019. The expense for leases under the ASC 842 will continue to be classified in their historical statements of operations captions (primarily in Charter hire expenses, General and administrative, Voyage expenses, and Vessel expenses).

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which are cancellable upon 180 days' notice; and (iii) short term leases of office and other space.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and six months ended June 30, 2019 for the lease component of these leases are as follows:

		Three Months Ended	Six Months Ended
	Statement of Operations Line Item	June 30, 2019	June 30, 2019
Operating lease cost
Vessel assets	Charter hire expenses	$3,432	$7,089

Office and other space	General and administrative	249	498
	Voyage expenses	42	84

Short-term lease cost
Vessel assets (1)	Charter hire expenses	2,719	4,946

Office and other space	General and administrative	29	58
	Voyage expenses	26	52
	Vessel expenses	3	8
Total lease cost		$6,500	$12,735

(1)

Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1,815 and $8,443 for the three and six months ended June 30, 2019, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,596

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease right-of-use assets	$33,216

Current portion of operating lease liabilities	$(11,481)
Long-term operating lease liabilities	(19,030)
Total operating lease liabilities	$(30,511)

Weighted average remaining lease term - operating leases	3.82 years
Weighted average discount rate - operating leases	7.36%

1. Charters-in of vessel assets:

As of June 30, 2019, INSW had commitments to charter in four MR and two Aframax vessels. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the four MRs are time charters with expiry dates ranging from July 2019 to June 2020, are accounted for as operating leases. Some of the Company’s time charters

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contain renewal options to extend the leases for 12 to 18 months. Subsequent to June 30, 2019, the Company tendered notice of redelivery on one of its time chartered-in MRs and exercised an option to extend the charter-in on another MR for an additional 6-month period expiring in February 2020. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of June 30, 2019, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Subsequent to June 30, 2019, the Company chartered-in a 2006-built Panamax for a two-year period with no options to extend. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of June 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Bareboat Charters-in:

At June 30, 2019	Amount	Operating Days
2019	$3,165	368
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	26,548	3,116
less imputed interest	(3,733)
Total operating lease liabilities	$22,815

Bareboat Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Operating Days
2019	$6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,782	556
Net minimum lease payments	$29,911	3,478

Time Charters-in:

At June 30, 2019	Amount	Operating Days
2019	$2,504	557
2020	2,699	719
2021	528	180
Total lease payments (lease component only)	5,731	1,456
less imputed interest	(277)
Total operating lease liabilities	$5,454

Time Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount		Operating Days
2019	$12,934	(1)	1,421
Net minimum lease payments	$12,934		1,421

(1)

Includes non-lease components totaling approximately $5,530 related to the Company's time charters, which are accounted for under ASC 842 effective January 1, 2019 and therefore excluded from the operating lease liability, and approximately $3,615 related to short term leases of workboats employed in the Crude Tankers Lightering business that are not in scope of ASC 842 based on the Company's accounting policy election.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Office and other space:

The Company has operating leases for office and lightering workboat dock space. These leases have expiry dates ranging from December 2020 to August 2021.

Payments of lease liabilities for office and other space as of June 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Office and other space:

At June 30, 2019	Amount
2019	$583
2020	1,166
2021	665
Total lease payments	2,414
less imputed interest	(172)
Total operating lease liabilities	$2,242

Office and other space:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount
2019	$1,219
2020	1,152
2021	665
Net minimum lease payments	$3,036

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under the lease guidance (ASC 842).

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days as of June 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Time Charters-out:

At June 30, 2019	Amount	Revenue Days
2019	$7,200	524
Future minimum revenues	$7,200	524

Time Charters-out:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Revenue Days
2019	$2,587	221
Future minimum revenues	$2,587	221

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of June 30, 2019. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. INSW’s remaining reserve for our share of the scheme deficit based on the last deficit valuation was £60  ($73) as of June 30, 2019, which is due for payment in October 2019. The next deficit valuation is due March 31, 2020.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Finally, in February 2018, the subsidiary and its insurers settled three “bystander” claims made by crewmembers aboard a vessel under charter to the subsidiary for alleged emotional and other personal injuries. The subsidiary has initiated arbitration in Houston, Texas against the employer of the bystanders to seek full recovery of this payment pursuant to indemnity provisions in the charter between the subsidiary and the employer. The arbitration panel issued its decision in August 2019, providing for the recovery of a portion of the indemnity payment and also for associated costs. Any eventual recovery will be for the benefit of the subsidiary’s insurers.

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
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

The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10‑Q and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10‑Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2019, we derived 73% and 76%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 69% and 64%, respectively, for the three and six months ended June 30, 2018. Revenues from our Product Carriers segment constituted the balance of our TCE revenues for both periods.

As of June 30, 2019, we owned or operated an International Flag fleet of 47 vessels aggregating 7.0 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including six vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we have ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). Subsequent to June 30, 2019, we delivered a 2004-built MR to its buyer, chartered-in a 2006-built Panamax for a two-year period with no options to extend, and tendered notice of redelivery on a 2006-built chartered-in MR to its owner.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 90% and 93% of our

INTERNATIONAL SEAWAYS, INC.

total TCE revenues in the spot market for the three and six months ended June 30, 2019, respectively, compared with 87% and 86% for the three and six months ended June 30, 2018.

The following is a discussion and analysis of our financial condition as of June 30, 2019 and results of operations for the three and six month periods ended June 30, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2019 at 99.6 million barrels per day (“b/d”), an increase of 0.8 million b/d, or 0.8%, over the same quarter in 2018. The estimate for global oil consumption for 2019 is 100.3 million b/d, an increase of 1.2% over 2018. OECD demand in 2019 is estimated to increase by 0.4% to 47.9 million b/d, while non-OECD demand is estimated to increase by 1.9% to 52.4 million b/d.

Global oil production in the second quarter of 2019 reached 100.1 million b/d, an increase of 0.1% from the second quarter of 2018. OPEC crude oil production averaged 30.0 million b/d in the second quarter of 2019, a decrease of 0.5 million b/d from the first quarter of 2019, and a decrease of 2.2 million b/d from the second quarter of 2018. Non-OPEC production increased by 2.3 million b/d to 64.5 million b/d in the second quarter of 2019 compared with the second quarter of 2018. Oil production in the U.S. in the second quarter of 2019 increased by 0.3 million b/d from the first quarter of 2019 to 12.2 million b/d and was 1.7 million b/d higher than in the second quarter of 2018.

U.S. refinery throughput decreased by 0.4 million b/d to 16.7 million b/d in the second quarter of 2019 compared with the second quarter of 2018. U.S. crude oil imports in the second quarter of 2019 decreased by 1.2 million b/d to 7.0 million b/d compared with the second quarter of 2018, with imports from OPEC countries decreasing by 1.8 million b/d, a 56% decrease from the second quarter of 2018.

China imported 9.6 million b/d in June 2019, an increase of 1.7% from the prior month and 15% higher year over year.

During the second quarter of 2019, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of scrappings, by 7.0 million dwt as the crude fleet increased by 5.9 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 4.5 million dwt, 0.4 million dwt and 1.1 million dwt, respectively. The product carrier fleet expanded by 1.1 million dwt with LR1s growing by 0.1 million

INTERNATIONAL SEAWAYS, INC.

dwt and MRs increasing by 1.0 million dwt. Year over year, the size of the tanker fleet increased by 26.8 million dwt with the largest increases in the VLCC, Aframax, MR and Suezmax sectors, while Panamaxes saw modest growth in fleet size.

During the second quarter of 2019, the tanker orderbook decreased by 6.1 million dwt overall. The crude tanker orderbook declined by 4.9 million dwt, with VLCCs and Aframaxes declining by 5.3 million dwt and 0.1 million dwt, respectively. The Suezmax orderbook increased by 0.5 million dwt during the period.  The product tanker orderbook declined by 1.2 million dwt with LR1s declining by 0.1 million dwt and MRs declining by 1.1 million dwt. The large decrease in the tanker orderbook reflects the heavy delivery of newbuildings during the second quarter and little new ordering activity.

Year over year, the total tanker orderbook declined by 20.8 million dwt, with declines in all sectors: VLCC 11.9 million dwt, Suezmax 0.2 million dwt, Aframax 5.5 million dwt, LR1 0.7 million dwt and MR 2.4 million dwt.

Crude tanker rates in the second quarter of 2019 were down from the relatively strong rates achieved in the first quarter of 2019, as newbuilding deliveries, refinery maintenance and OPEC cuts negatively impacted supply and demand.   In spite of this, rates during the second quarter of 2019 were on average around $5,000 per day higher year over year.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the second quarter of 2019, results from vessel operations increased by $1,735 to a  loss of $7,934 from a loss of $9,669 in the second quarter of 2018. This improvement primarily resulted from higher TCE revenues, substantially offset by a $8,288 decrease in gains on disposal of vessels and other property, and increased charter hire expense and depreciation and amortization.

Growth in average daily rates across each of INSW’s fleet sectors increased TCE revenues in the current quarter by $12,475, or 25%, to $62,487 from $50,012 in the second quarter of 2018.

During the first six months of 2019, income from vessel operations increased by $47,765 to income of $11,390 from a loss of $36,375 in the first six months of 2018. Such increase resulted primarily from increased TCE revenues offset partially by increased charter hire expense.

The increase in TCE revenues in the first six months of 2019 of $57,703, or 58%, to $156,516 from $98,813 in the corresponding period of the prior year primarily reflects higher average daily rates across INSW’s fleet sectors, which accounted for approximately $48,700 of the overall increase, and incremental activity in the Crude Tankers Lightering business, which accounted for approximately $16,209 of the overall increase in TCE revenues.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
TCE revenues	$45,653	$34,385	$118,239	$63,605
Vessel expenses	(23,357)	(22,144)	(45,621)	(47,760)
Charter hire expenses	(8,352)	(5,199)	(20,835)	(7,954)
Depreciation and amortization	(14,795)	(12,240)	(29,272)	(25,113)
Adjusted (loss)/income from vessel operations (a)	$(851)	$(5,198)	$22,511	$(17,222)
Average daily TCE rate	$18,959	$14,644	$23,893	$13,785
Average number of owned vessels (b)	25.0	24.7	25.0	25.7
Average number of vessels chartered-in under operating leases	4.2	2.6	4.8	1.5
Number of revenue days: (c)	2,408	2,348	4,949	4,614
Number of ship-operating days: (d)
Owned vessels	2,275	2,251	4,525	4,653
Vessels bareboat chartered-in under operating leases	182	182	362	210
Vessels time chartered-in under operating leases (e)	131	6	218	6
Vessels spot chartered-in under operating leases (e)	66	49	281	57

(a)

Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and loss/(gain) on disposal of vessels and other property.

(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)

Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.
(e)

The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 23 vessels under operating leases at various points during the six-month period ended June 30, 2019 for full service lightering jobs. Only seven vessels were spot chartered-in at various points during the six-month period ended June 30, 2018.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,052 and $879 per day for the three and six months ended June 30, 2019, respectively, and $741 and $754 per day for the three and six months ended June 30, 2018, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

INTERNATIONAL SEAWAYS, INC.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
ULCC:
Average rate	$-	$-	$-	$-
Revenue days	-	-	4	-
VLCC:
Average rate	$20,038	$-	$12,242	$9,660
Revenue days	1,065	-	813	9
Suezmax:
Average rate	$20,772	$-	$13,070	$-
Revenue days	182	-	182	-
Aframax:(1)
Average rate	$13,540	$-	$11,061	$-
Revenue days	318	-	526	-
Panamax:
Average rate	$12,095	$13,199	$14,861	$11,323
Revenue days	113	486	182	528

Six Months Ended June 30,
ULCC:
Average rate	$-	$-	$-	$-
Revenue days	-	-	94	-
VLCC:
Average rate	$26,204	$-	$12,537	$12,783
Revenue days	2,199	-	1,430	97
Suezmax:
Average rate	$24,831	$-	$13,993	$-
Revenue days	362	-	362	-
Aframax:(1)
Average rate	$17,633	$-	$10,494	$-
Revenue days	715	-	1,079	-
Panamax:
Average rate	$14,241	$12,775	$13,782	$11,444
Revenue days	186	931	362	1,066

(1)

The average rates reported in the tables above for the Aframaxes include 61 days in the second quarter of 2019 during which a 2001-built Aframax operated under a commercial management agreement subsequent to its departure from the commercial pool in which it previously participated.  The average spot TCE rates earned by the Company’s Aframaxes excluding such vessel subsequent to its departure from the commercial pool were $15,100 and $18,627 for the three and six months ended June 30, 2019, respectively.

During the second quarter of 2019, TCE revenues for the Crude Tankers segment increased by $11,268, or 33%, to $45,653 from $34,385 in the second quarter of 2018. Approximately $9,300 of such increase resulted from a strengthening in average daily rates in each of the Crude Tanker fleets, with the impact of the daily TCE rate growth in the VLCC fleet representing $6,929 of the total rates-based increase. Increased activity in the Crude Tankers Lightering business generated an additional increase of $3,090 in TCE revenues. Also contributing to the higher TCE revenue was a net 213-day increase in revenue days in the current quarter in the VLCC fleet. Such increase accounted for an increase in TCE revenue of $2,646 and reflected the acquisitions of one 2015-built and five 2016-built VLCCs which were delivered to the Company in June 2018, partially offset by the disposals of one 2000-built and one 2001-built VLCC in 2018, and 91 more drydock days in the current quarter. Partially offsetting the TCE revenue increase was a

INTERNATIONAL SEAWAYS, INC.

$3,774 decrease in TCE revenue due to a 340-day reduction in Aframax and Panamax revenue days, which was driven primarily by the sale of two 2001-built Aframaxes and a 2002-built Panamax between May and October 2018.

Vessel expenses increased by $1,213 to $23,357 in the current quarter from $22,144 in the second quarter of 2018. The increase resulted from (a) a $3,248 increase in vessel expenses associated with the VLCC acquisitions described above and (b) a $570 increase in drydock deviation costs. Such increases were offset to a large extent by a $2,758 decrease in vessel expenses which resulted from the VLCC, Aframax and Panamax sales noted above. Charter hire expenses increased by $3,153 to $8,352 in the second quarter of 2019 from $5,199 in the second quarter of 2018, principally as a result of a significant increase in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business to support anticipated increased full service lightering activity, and the commencement of a six-month charter-in of a 2010-built Panamax in May 2019. Depreciation and amortization increased by $2,555 to $14,795 in the second quarter of 2019 from $12,240 in the second quarter of 2018, principally due to the deliveries of the VLCCs noted above which accounted for $3,184 of the increase in depreciation. Such increases were offset by an approximately $1,183 impact of the vessel sales described above.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $107 for the second quarter of 2019 compared to $1,718 for the second quarter of 2018. The decrease in the current quarter’s operating income as compared to prior year’s period primarily reflects a $4,424 increase in charter hire expense, offset significantly by a higher volume of revenue activity in the current period. In the current quarter, 11 full service and 119 service support only lighterings were performed, as compared to 10 full service and 105 service support only lighterings in the prior year’s quarter. Additionally, during the current quarter the Crude Tankers Lightering business utilized its two chartered-in Aframaxes on eight spot voyages. There were no such spot voyages performed in the second quarter of 2018. However, weakness in the U.S Gulf Aframax market in the second quarter of 2019 resulted in these voyages achieving TCE results that were on average lower than the charter-in rates for these vessels. Increased U.S. exports will likely continue to require transshipment during 2019, regardless of the eventuality of any deep-water terminals. Because of the increased level of activity in the Crude Tankers Lightering business over the last year and positive near-term prospects, the Company withdrew a 2002-built Aframax from the pool in which it was operating in March 2019 and is now employing it in the Crude Tankers Lightering business.

During the first six months of 2019, TCE revenues for the Crude Tankers segment increased by $54,634, or 86%, to $118,239 from $63,605 in the first six months of 2018, principally as a result of significantly higher average blended rates in the VLCC, Aframax, Suezmax and Panamax sectors aggregating approximately $38,058. Further contributing to the increase was the impact of a  631-day increase in VLCC revenue days aggregating $7,816, and a $16,209 increase in revenue in the Crude Tankers Lightering business during the current period. The net increase in VLCC days was the result of the acquisitions and sales noted above. Partially offsetting the revenue increases was a 694-day decrease in revenue days for the Aframax and Panamax sectors, which accounted for a revenue decrease of approximately $7,503, and was driven by the vessel sales noted above along with 185 more drydock days in the Panamax fleet in the current year period.

Vessel expenses decreased by $2,139 to $45,621 in the six months ended June 30, 2019 from $47,760 in the corresponding period of 2018. The primary drivers of the decrease were (a) a $7,962 decrease in vessel expenses which resulted from the VLCC, Aframax and Panamax sales noted above and (b) the sale of the Company’s only ULCC, which was idle in 2018 prior to its sale in June 2018 and accounted for approximately $1,340 of the decrease in vessel expenses. Such decreases were partially offset by a $6,077 increase in vessel expenses associated with the VLCC acquisitions described above and increased drydock deviation costs of $1,218. Charter hire expenses increased by $12,881 to $20,835 in the first six months of 2019 from $7,954 in the first six months of 2018.  The primary drivers of the increase were consistent with those which resulted in the quarter-over-quarter increase described above, with the additional factor of the impact of the Company executing sale and lease back transactions for two 2009-built Aframaxes in March 2018. Depreciation and amortization increased by $4,159 to $29,272 in the six months ended June 30, 2019 from $25,113 in the prior year’s period, principally resulting from an impact of the VLCC acquisitions described above aggregating $7,053, partially offset by a reduction of $3,155 relating to the vessel sales and sale and lease back transactions noted above.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $4,300 for the first six months of 2019 and $1,838 for the first six months of 2018. The increase in the current period’s operating income as compared to prior year’s period primarily reflects increased activity levels for both full service and service support only lighterings in the current year.

INTERNATIONAL SEAWAYS, INC.

Product Carriers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
TCE revenues	$16,834	$15,627	$38,277	$35,208
Vessel expenses	(7,378)	(9,722)	(15,643)	(21,129)
Charter hire expenses	(4,681)	(5,524)	(9,383)	(11,391)
Depreciation and amortization	(3,994)	(4,530)	(8,412)	(9,248)
Adjusted income/(loss) from vessel operations	$781	$(4,149)	$4,839	$(6,560)
Average daily TCE rate	$13,121	$9,841	$14,711	$10,335
Average number of owned vessels	10.8	13.3	10.9	13.9
Average number of vessels chartered-in under operating leases	4.0	5.3	4.0	5.7
Number of revenue days	1,283	1,588	2,602	3,407
Number of ship-operating days:
Owned vessels	982	1,208	1,972	2,518
Vessels bareboat chartered-in under operating leases	-	122	-	302
Vessels time chartered-in under operating leases	360	363	720	723

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $472 and $478 per day for the three and six months ended June 30, 2019, respectively, and $437 and $415 per day for the three and six months ended June 30, 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$17,746	$-	$12,585	$-
Revenue days	72	-	91	-
LR1:
Average rate	$17,271	$-	$16,001	$-
Revenue days	347	-	364	-
MR:
Average rate	$11,571	$-	$8,613	$5,294
Revenue days	847	-	1,043	91

Six Months Ended June 30,
LR2:
Average rate	$20,157	$-	$13,245	$-
Revenue days	162	-	181	-
LR1:
Average rate	$20,609	$-	$13,852	$-
Revenue days	686	-	718	-
MR:
Average rate	$12,539	$-	$10,060	$5,294
Revenue days	1,737	-	2,327	181

INTERNATIONAL SEAWAYS, INC.

During the second quarter of 2019 TCE revenues for the Product Carriers segment increased by $1,207, or 8%, to $16,834 from $15,627 in the second quarter of 2018. Period-over-period increases in average daily blended rates earned by all Product Carrier fleet sectors accounted for an increase in revenue of approximately $3,650. Serving to partially offset such increases was a $2,253 decline in TCE revenue arising from the net impact of (i) a 287-day decrease in MR revenue days in the current period, resulting primarily from the sales of three MRs between the second and fourth quarters of 2018, one MR during the second quarter of 2019 and the redeliveries of two MRs to their owners during the second quarter of 2018 at the expiry of their respective bareboat charters, offset by (ii) a 78-day reduction in repair days as compared to the second quarter of 2018.

During the first six months of 2019, TCE revenues for the Product Carriers segment increased by $3,069 to $38,277 from $35,208 in the first six months of 2018. Approximately $10,642 of such increase was attributable to increased average daily blended rates earned across all Product Carrier fleets, which was partially offset by a $7,177 decline in TCE revenues resulting from a 771-day decrease in MR revenue days arising from the sale of five MRs in 2018, including two during the first quarter of 2018.

The decreases in vessel expenses, charter hire expenses and depreciation and amortization during the three and six months ended June 30, 2019 compared to the same periods of 2018 were primarily due to the sales of MRs and charter-in redeliveries discussed above.

General and Administrative Expenses:

During the second quarter of 2019, general and administrative expenses increased by $233 to $6,297 from $6,064 in the second quarter of 2018. This increase primarily reflects a $163 increase in non-cash stock compensation costs.

For the six months ended June 30, 2019, general and administrative expenses increased by $977 to $13,070 from $12,093 for the same period in 2018.  The primarily drivers for such increase are (i) an approximately $385 increase in compensation and benefits costs, of which $295 relates to non-cash stock compensation, (ii) an approximately $313 increase in accounting and consulting fees, and (iii) an approximately $135 increase in insurance premiums for general liability and property insurance, cyber security insurance and workers compensation and U.S. Longshoremen insurance.

Interest Expense:

Interest expense was $17,443 and $13,086 for the three months ended June 30, 2019 and 2018, respectively. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 accounted for substantially all of the increase. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Interest expense was $34,976 and $24,707 for the six months ended June 30, 2019 and 2018, respectively. The increase of $10,091 resulted from interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 and the higher margin under the 2017 Term Loan Facility following an amendment to such facility entered in June 2018 in connection with closing the transaction for the acquisition of six VLCCs.

Equity in Income of Affiliated Companies:

During the second quarter of 2019, equity in income of affiliated companies decreased by $807 to $8,015 from $8,822 in the second quarter of 2018. This decrease was principally attributable to a decline in earnings from the LNG joint venture, which was primarily the result of a reserve for a potential offhire claim from the charterer of one of the joint venture’s vessels recorded during the current quarter, as well as increased vessel expenses as compared to the second quarter of 2018.

During the first six months of 2019, equity in income of affiliated companies decreased by $1,077 to $16,085 from $17,162 in the first six months of 2018. This decrease was principally attributable to a decline in earnings from the two FSO joint ventures, which was driven by an increase in interest expense as a result of drawdowns on debt facilities aggregating $220,000 during April 2018.

INTERNATIONAL SEAWAYS, INC.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2019 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2019. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption during and beyond calendar year 2019. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(16,523)	$(18,796)	$(5,626)	$(48,112)
Income tax provision	-	-	-	8
Interest expense	17,443	13,086	34,976	24,707
Depreciation and amortization	18,818	16,804	37,747	34,428
EBITDA	19,738	11,094	67,097	11,031
Third-party debt modification fees	-	1,302	30	1,302
Loss/(gain) on disposal of vessels, net of impairments	1,548	(6,740)	1,500	(167)
Write-off of deferred financing costs	-	2,273	-	2,273
Loss on extinguishment of debt	-	1,295	-	1,295
Adjusted EBITDA	$21,286	$9,224	$68,627	$15,734

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2019 and December 31, 2018 was approximately $77,000 and $92,000, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash increased by approximately $32,648 during the six months ended June 30, 2019. This increase reflects cash provided by operating activities of $43,778,  proceeds from disposal of vessels and other property of $9,090 and net returns of capital and deposits received from affiliated companies of $5,706. Such cash inflows were partially offset by $5,657 in expenditures for vessels and other property and scheduled principal amortization totaling $19,652 for the 2017 Term Loan Facility, the Sinosure Credit Facility and the ABN Term Loan Facility.

As of June 30, 2019, we had total liquidity on a consolidated basis of $200,292 comprised of $150,292 of cash (including $58,630 of restricted cash) and $50,000 of undrawn revolver capacity.

Restricted cash of $58,630 as of June 30, 2019 represents legally restricted cash relating to the 2017 Term Loan, the Sinosure Credit Facility, the ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities and, in the case of the 2017 Term Loan Facility, that cash proceeds from the sale of collateral vessels be reinvested in vessels within 12 months of such sale or be used to prepay the principal amount outstanding of the 2017 Term Loan Facility.

As of June 30, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $794,506 and a total debt (which excludes operating lease liabilities as defined in the Company’s debt agreements) to total capitalization of 44.4%, which compares with 44.5% at December 31, 2018.

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

INTERNATIONAL SEAWAYS, INC.

time through the sales agents. The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of June 30, 2019, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

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

On July 31, 2019, the Company made a prepayment of $10,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales. This prepayment will result in a $350 reduction of interest expense for the remainder of 2019 as well as a $135 proportional reduction in future quarterly principal amortization payments from $6,125 to $5,990 and is consistent with our capital allocation strategy.

The Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems on 10 of its modern VLCCs. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on 16 vessels with options for the purchase and installation of systems for up to an additional six vessels in the Company’s fleet as of June 30, 2019. These systems are intended to be funded with available liquidity, proceeds from the sales of vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities. As of June 30, 2019, the Company’s aggregate purchase commitments for these systems are approximately $51,255 (see Aggregate Contractual Obligations Table below) and could increase by up to an additional $8,600 if all the remaining options for the additional units are exercised. Such options expire between August 2019 and December 2020.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of June 30, 2019, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,244.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the FSO Joint Venture and the LNG Joint Venture had total bank debt outstanding of $692,731, of which $611,299 was nonrecourse to the Company.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and

INTERNATIONAL SEAWAYS, INC.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of June 30, 2019, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $83,005 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $445.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2019 follows:

INTERNATIONAL SEAWAYS, INC.

						Beyond
	2019	2020	2021	2022	2023	2023	Total
2017 Term Loan – floating rate(1)	$40,903	$61,321	$59,130	$406,553	$-	$-	$567,907
ABN Term Loan – floating rate(2)	2,448	4,745	4,541	4,340	13,148	-	29,222
Sinosure Credit Facility – floating rate(3)	18,533	36,209	35,035	33,897	32,758	200,782	357,214
8.5% Senior Notes – fixed rate	1,594	2,125	2,125	2,125	26,063	-	34,032
10.75% Subordinated Notes – fixed rate	1,501	3,003	3,631	3,631	29,746	-	41,512
Operating lease obligations(4)
Bareboat Charter-ins	3,165	6,295	6,278	6,278	4,532	-	26,548
Time Charter-ins	5,820	6,198	1,161	-	-	-	13,179
Office and other space	583	1,166	665	-	-	-	2,414
Vessel betterment commitments(5)	39,254	11,765	118	118	-	-	51,255
Total	$113,801	$132,827	$112,684	$456,942	$106,247	$200,782	$1,123,283

(1)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective one-month LIBOR rate as of July 1, 2019 of 2.41% and applicable margins for the 2017 Term Loan Facility of 6.0%. Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2019. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of July 1, 2019 of 2.44% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)

Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the maturity date of March 21, 2025, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering the entire variable interest rate borrowings outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed LIBOR rate of 2.76%.

(4)

As of June 30, 2019, the Company had charter-in commitments for six vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. Upon adoption of ASU 2016-02 Leases (ASC 842) on January 1, 2019, the full amounts due under bareboat charter-ins,  office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

(5)

Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 16 vessels and the purchase and installation of scrubbers on 10 of its VLCC tankers. In addition, the Company is party to agreements granting INSW the option to purchase additional ballast water treatment systems for installation between 2019 and 2021. If exercised, these options could increase the Company’s commitments by up to approximately $8,600. The Company’s ability to exercise the options expires between August 2019 and December 2020.

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

INTERNATIONAL SEAWAYS, INC.

The Company was a party to an Interest Rate Cap agreement with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility as of June 30, 2019. The Interest Rate Cap agreement contains no leverage features and has a cap rate of 2.605% through the termination date of December 31, 2020. The Company is also party to an Interest Rate Swap agreement with a major financial institution, covering the entire currently outstanding notional amount of the Sinosure Credit Facility, that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on 3-month LIBOR to a fixed 3-month LIBOR rate through the termination date. The Interest Rate Swap agreement is designated and qualified as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the Interest Rate Swap from March 21, 2022 to March 21, 2025 and reduced the fixed 3-month LIBOR rate from 2.99% to 2.76%, effective March 21, 2019.

In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an Interest Rate Collar, which is composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement, which continues to cover a notional amount of $350,000, is effective July 31, 2019 and provides for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

Available Information

The Company makes available free of charge through its internet website, www.intlseas.com, its Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1‑800‑SEC‑0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct and ethics, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, the Human Resources and Compensation Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10‑Q.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10‑Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2018 Form 10-K, except for the following:

Risks Related to Our Industry

Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect INSW’s business.

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters.  In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities.  In the past, political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region.  These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least one vessel has been seized by Iran.  In addition, in July 2019, a vessel allegedly transporting crude oil from Iran to Syria in violation of European Union sanctions against Syria was seized off the coast of Gibraltar by forces of the United Kingdom, further exacerbating tensions.  None of these attacks or seizures have involved the Company’s vessels.  To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company renewed its $30,000 stock repurchase plan in March 2019. No stock repurchases were made in the first half of 2019 (excluding shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management).  In addition, in January 2019 the Company initiated an at-the-market equity distribution program, but did not receive any proceeds in respect of sales under that program in the first half of 2019.  See Note 12, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

See Note 12, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of shares withheld in connection with the vesting of previously-granted equity awards, which is incorporated by reference in this Part II, Item 2.

INTERNATIONAL SEAWAYS, INC.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

See Exhibit Index on page 54.

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 8, 2019	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 8, 2019	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer

INTERNATIONAL SEAWAYS, INC.

EXHIBIT INDEX

10.1	Side letter dated as of June 17, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2019 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and 15d‑14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX‑101.INS	XBRL Instance Document

EX‑101.SCH	XBRL Taxonomy Extension Schema

EX‑101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX‑101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX‑101.LAB	XBRL Taxonomy Extension Label Linkbase

EX‑101.PRE	XBRL Taxonomy Extension Presentation Linkbase