Form 10-Q
period 2019-09-30
International Seaways, Inc.
filed 2019-11-07
CIK 1679049

aqszAQkj7ju

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 7, 2019: common stock, no par value 29,274,452 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$68,383	$58,313
Voyage receivables, including unbilled of $65,716 and $87,725	75,458	94,623
Other receivables	4,108	5,246
Inventories	3,428	3,066
Prepaid expenses and other current assets	5,266	5,912
Current portion of derivative asset	-	460
Total Current Assets	156,643	167,620
Restricted cash	55,839	59,331
Vessels and other property, less accumulated depreciation of $349,430 and $307,051	1,284,758	1,330,795
Deferred drydock expenditures, net	19,742	16,773
Operating lease right-of-use assets	36,580	-
Investments in and advances to affiliated companies	271,655	268,322
Long-term derivative asset	-	704
Other assets	3,332	5,056
Total Assets	$1,828,549	$1,848,601

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,951	$23,008
Current portion of operating lease liabilities	13,463	-
Current installments of long-term debt	51,013	51,555
Current portion of derivative liability	3,288	707
Total Current Liabilities	97,715	75,270
Long-term operating lease liabilities	20,530	-
Long-term debt	716,736	759,112
Long-term derivative liability	9,553	1,922
Other liabilities	1,893	2,442
Total Liabilities	846,427	838,746

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,274,452 and 29,184,501
shares issued and outstanding	1,311,812	1,309,269
Accumulated deficit	(286,206)	(269,485)
	1,025,606	1,039,784
Accumulated other comprehensive loss	(43,484)	(29,929)
Total Equity	982,122	1,009,855
Total Liabilities and Equity	$1,828,549	$1,848,601

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shipping Revenues:
Pool revenues, including $30,224, $20,514, $98,115 and $49,639
from companies accounted for by the equity method	$46,278	$36,721	$158,628	$105,836
Time and bareboat charter revenues	7,638	5,932	19,699	20,453
Voyage charter revenues	17,362	18,273	63,835	43,524
	71,278	60,926	242,162	169,813

Operating Expenses:
Voyage expenses	5,470	9,673	19,838	19,747
Vessel expenses	30,350	34,433	91,634	102,619
Charter hire expenses	14,381	10,739	44,599	30,085
Depreciation and amortization	18,961	19,317	56,708	53,745
General and administrative	6,449	5,434	19,519	17,527
Provision for credit losses, net	(18)	-	1,259	-
Third-party debt modification fees	-	(9)	30	1,293
(Gain)/loss on disposal of vessels and other property, net of impairments	(1,472)	17,360	28	17,193
Total operating expenses	74,121	96,947	233,615	242,209
(Loss)/income from vessel operations	(2,843)	(36,021)	8,547	(72,396)
Equity in income of affiliated companies	8,474	5,338	24,559	22,500
Operating income/(loss)	5,631	(30,683)	33,106	(49,896)
Other income/(expense)	284	220	2,159	(3,964)
Income/(loss) before interest expense and income taxes	5,915	(30,463)	35,265	(53,860)
Interest expense	(17,010)	(17,320)	(51,986)	(42,027)
Loss before income taxes	(11,095)	(47,783)	(16,721)	(95,887)
Income tax provision	-	(3)	-	(11)
Net loss	$(11,095)	$(47,786)	$(16,721)	$(95,898)

Weighted Average Number of Common Shares Outstanding:
Basic	29,249,233	29,154,366	29,217,188	29,130,435
Diluted	29,249,233	29,154,366	29,217,188	29,130,435

Per Share Amounts:
Basic and diluted net loss per share	$(0.38)	$(1.64)	$(0.57)	$(3.29)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,095)	$(47,786)	$(16,721)	$(95,898)
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(3,469)	4,501	(13,850)	15,070
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	35	14	39	50
Net change in unrecognized actuarial losses	232	113	256	1,468
Other comprehensive (loss)/income, net of tax	(3,202)	4,628	(13,555)	16,588
Comprehensive loss	$(14,297)	$(43,158)	$(30,276)	$(79,310)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,721)	$(95,898)
Items included in net loss not affecting cash flows:
Depreciation and amortization	56,708	53,745
Loss on write-down of vessels and other assets	-	17,367
Amortization of debt discount and other deferred financing costs	5,373	4,434
Deferred financing costs write-off	343	2,400
Stock compensation, non-cash	2,912	2,203
Earnings of affiliated companies	(24,945)	(22,965)
Other – net	538	436
Items included in net loss related to investing and financing activities:
Loss/(gain) on disposal of vessels and other property, net	28	(174)
Loss on extinguishment of debt	100	1,295
Cash distributions from affiliated companies	10,214	39,767
Payments for drydocking	(13,539)	(3,968)
Insurance claims proceeds related to vessel operations	967	5,125
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	19,165	(15,759)
Decrease in deferred revenue	(25)	(903)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	2,238	14,742
Net cash provided by operating activities	43,356	1,847
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(9,797)	(135,215)
Proceeds from disposal of vessels and other property	15,762	132,886
Expenditures for other property	(406)	(333)
Investments in and advances to affiliated companies, net	2,104	2,891
Repayments of advances from affiliated companies	4,836	95,987
Net cash provided by investing activities	12,499	96,216
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	-	70,266
Extinguishment of debt	(10,000)	(62,069)
Premium on extinguishment of debt	(100)	-
Payments on debt	(38,531)	(52,596)
Cash paid to tax authority upon vesting of stock-based compensation	(369)	(410)
Other – net	(277)	-
Net cash used in financing activities	(49,277)	(44,809)
Net increase in cash, cash equivalents and restricted cash	6,578	53,254
Cash, cash equivalents and restricted cash at beginning of year	117,644	70,606
Cash, cash equivalents and restricted cash at end of period	$124,222	$123,860

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
For the nine months ended
Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net loss	-	(16,721)	-	(16,721)
Other comprehensive loss	-	-	(13,555)	(13,555)
Forfeitures of vested restricted stock awards	(369)	-	-	(369)
Compensation relating to restricted stock awards	667	-	-	667
Compensation relating to restricted stock units awards	1,462	-	-	1,462
Compensation relating to stock option awards	783	-	-	783
Balance at September 30, 2019	$1,311,812	$(286,206)	$(43,484)	$982,122

Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	-	(95,898)	-	(95,898)
Other comprehensive income	-	-	16,588	16,588
Forfeitures of vested restricted stock awards	(499)	-	-	(499)
Compensation relating to restricted stock awards	627	-	-	627
Compensation relating to restricted stock units awards	924	-	-	924
Compensation relating to stock option awards	652	-	-	652
Balance at September 30, 2018	$1,308,310	$(276,443)	$(23,819)	$1,008,048

For the three months ended
Balance at July 1, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338
Net loss	-	(11,095)	-	(11,095)
Other comprehensive loss	-	-	(3,202)	(3,202)
Forfeitures of vested restricted stock awards	(10)	-	-	(10)
Compensation relating to restricted stock awards	233	-	-	233
Compensation relating to restricted stock units awards	579	-	-	579
Compensation relating to stock option awards	279	-	-	279
Balance at September 30, 2019	$1,311,812	$(286,206)	$(43,484)	$982,122

Balance at July 1, 2018	$1,307,645	$(228,657)	$(28,447)	$1,050,541
Net loss	-	(47,786)	-	(47,786)
Other comprehensive income	-	-	4,628	4,628
Forfeitures of vested restricted stock awards	(13)	-	-	(13)
Compensation relating to restricted stock awards	211	-	-	211
Compensation relating to restricted stock units awards	229	-	-	229
Compensation relating to stock option awards	238	-	-	238
Balance at September 30, 2018	$1,308,310	$(276,443)	$(23,819)	$1,008,048

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 46 oceangoing vessels, including six vessels that have been chartered-in under operating leases for durations exceeding one year at inception and six vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Subsequent to September 30, 2019, we sold our interest in a joint venture that operated four LNG carriers (see Note 6, “Equity Method Investments”). Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2 — Significant Accounting Policies:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $55,839 and $59,331 as of September 30, 2019 and December 31, 2018, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes (See Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the voyage receivables balance. We determine the allowance based on troubled accounts, historical experience, and other currently available evidence. Provisions for doubtful accounts associated with operating lease receivables and non-operating lease receivables are included in provision for credit losses on the condensed consolidated statements of operations. Voyage receivables reflected in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are net of an allowance for doubtful accounts of $1,259 and $0, respectively. The provisions for doubtful accounts for the three and nine months ended September 30, 2019 were $(18) and $1,259, respectively. The provisions for doubtful accounts for the three and nine months ended September 30, 2018 were $0 and $41, respectively. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 86% and 88% of consolidated voyage receivables at September 30, 2019 and December 31, 2018, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $309 and $413 relating to the 2017 Revolver Facility are included in other assets in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Unamortized deferred financing charges of $21,035 and $26,647 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes are included in long-term debt in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,264 and $3,744 for the three and nine months ended September 30, 2019, respectively, and $1,243 and $2,699 for the three and nine months ended September 30, 2018, respectively.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our level 2 non-derivative liabilities primarily include the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility and 10.75% Subordinated Notes. Our Level 2 derivative assets and liabilities primarily include our interest rate caps, collar and swaps.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Recently Issued Accounting Standards —  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Unlike the incurred loss models under existing standards, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, an entity will recognize its estimate of expected credit losses for financial assets as of the end of the reporting period. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. In addition, for guarantees in the scope of ASC 326, entities must measure the expected credit losses arising from the contingent aspect under the CECL model in addition to recognizing the liability for the noncontingent aspect of the guarantee under ASC 460. A standalone liability representing the amount that it expects to pay on the guarantee related to expected credit losses is required for the contingent aspect. Financial assets measured at fair value through net income are scoped out of CECL. The ASU requires a cumulative-effect adjustment to the retained earnings as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not to be adjusted. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the new leasing standard, ASC 842. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2019 and early adoption is permitted. We are in the process of evaluating financial assets on our balance sheet for potential credit losses under the CECL model, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Most of our voyage receivables are operating lease receivables, which are not in the scope of ASC 326. Upon adoption of ASC 326, management expects that based on our current portfolio of financial assets, we will recognize a cumulative-effect increase to the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accumulated deficit as of January 1, 2020 of up to $500 due to (i) an increase in our allowance for doubtful accounts; and (ii) the recognition of guarantee liabilities associated with the contingent aspect of our current financial guarantee obligations.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 51,107 and 46,972 for the three and nine months ended September 30, 2019, respectively, and 43,961 and 40,888 for the three and nine months ended

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2019, there were 214,075 shares of restricted stock units and 538,632 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,095)	$(47,786)	$(16,721)	$(95,898)

Weighted average common shares outstanding:
Basic	29,249,233	29,154,366	29,217,188	29,130,435
Diluted	29,249,233	29,154,366	29,217,188	29,130,435

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss allocated to:
Common Stockholders	$(11,095)	$(47,786)	$(16,721)	$(95,898)
Participating securities	-	-	-	-
	$(11,095)	$(47,786)	$(16,721)	$(95,898)

For the three and nine months ended September 30, 2019 and 2018 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 753,373 and 686,606 for the three and nine months ended September 30, 2019, respectively, and 571,221 and 506,223 for the three and nine months ended September 30, 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property, net of impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2019 and 2018 follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2019:
Shipping revenues	$54,869	$16,409	$-	$71,278
Time charter equivalent revenues	49,446	16,362	-	65,808
Depreciation and amortization	15,079	3,856	26	18,961
Loss/(gain) on disposal of vessels and other property	12	(1,484)	-	(1,472)
Adjusted income/(loss) from vessel operations	2,722	(579)	(27)	2,116
Equity in income of affiliated companies	5,031	-	3,443	8,474
Investments in and advances to affiliated companies at September 30, 2019	140,307	10,933	120,415	271,655
Adjusted total assets at September 30, 2019	1,273,363	306,039	120,415	1,699,817

Three months ended September 30, 2018:
Shipping revenues	$49,920	$11,006	$-	$60,926
Time charter equivalent revenues	40,348	10,905	-	51,253
Depreciation and amortization	14,848	4,434	35	19,317
Loss on disposal of vessels and other property, including impairments	17,360	-	-	17,360
Adjusted loss from vessel operations	(4,641)	(8,560)	(35)	(13,236)
Equity in income of affiliated companies	4,718	-	620	5,338
Investments in and advances to affiliated companies at September 30, 2018	149,387	13,686	112,347	275,420
Adjusted total assets at September 30, 2018	1,297,101	348,253	112,347	1,757,701

	Crude	Product
	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2019:
Shipping revenues	$186,715	$55,447	$-	$242,162
Time charter equivalent revenues	167,016	55,308	-	222,324
Depreciation and amortization	44,351	12,268	89	56,708
Loss on disposal of vessels and other property	28	-	-	28
Adjusted income/(loss) from vessel operations	25,136	4,357	(110)	29,383
Equity in income of affiliated companies	14,404	-	10,155	24,559
Expenditures for vessels and vessel improvements	9,096	701	-	9,797
Payments for drydockings	11,945	1,594	-	13,539

Nine months ended September 30, 2018:
Shipping revenues	$123,439	$46,374	$-	$169,813
Time charter equivalent revenues	103,953	46,113	-	150,066
Depreciation and amortization	39,961	13,682	102	53,745
Loss/(gain) on disposal of vessels and other property, including impairments	23,293	(6,100)	-	17,193
Adjusted (loss)/income from vessel operations	(21,863)	(15,120)	600	(36,383)
Equity in income of affiliated companies	15,002	-	7,498	22,500
Expenditures for vessels and vessel improvements	133,756	1,459	-	135,215
Payments for drydockings	3,359	609	-	3,968

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Time charter equivalent revenues	$65,808	$51,253	$222,324	$150,066
Add: Voyage expenses	5,470	9,673	19,838	19,747
Shipping revenues	$71,278	$60,926	$242,162	$169,813

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

Reconciliations of adjusted income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total adjusted income/(loss) from vessel operations of all segments	$2,116	$(13,236)	$29,383	$(36,383)
General and administrative expenses	(6,449)	(5,434)	(19,519)	(17,527)
Provision for credit losses, net	18	-	(1,259)	-
Third-party debt modification fees	-	9	(30)	(1,293)
Gain/(loss) on disposal of vessels and other property, net of impairments	1,472	(17,360)	(28)	(17,193)
Consolidated (loss)/income from vessel operations	(2,843)	(36,021)	8,547	(72,396)
Equity in income of affiliated companies	8,474	5,338	24,559	22,500
Other income/(expense)	284	220	2,159	(3,964)
Interest expense	(17,010)	(17,320)	(51,986)	(42,027)
Loss before income taxes	$(11,095)	$(47,783)	$(16,721)	$(95,887)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	September 30, 2019	September 30, 2018
Total assets of all segments	$1,699,817	$1,757,701
Corporate unrestricted cash and cash equivalents	68,383	91,547
Restricted cash	55,839	32,313
Other unallocated amounts	4,510	5,145
Consolidated total assets	$1,828,549	$1,886,706

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of September 30, 2019 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2018 impairment tests of the Company’s fleet.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vessel Sales

During the nine months ended September 30, 2019, the Company recognized a net aggregate loss of $66 on disposal of two 2004-built MRs. On October 31, 2019, the Company entered into a memorandum of agreement to sell a 2002-built Aframax for delivery to buyers sometime between December 2019 and January 2020. The Company expects to recognize a gain on this sale.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2019, the Company had an approximate 50% interest in three joint ventures. One joint venture operated four LNG carriers (the “LNG Joint Venture”). The other two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”) - operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2019 consisted of: FSO Joint Venture of $135,049, LNG Joint Venture of $120,415 and Other of $16,191, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

On October 7, 2019 (the “Closing Date”), the Company sold its 49.9% ownership interest in the LNG Joint Venture with Qatar Gas Transport Corporation (Nakilat) (“Nakilat”) to Nakilat (the “Transaction”) pursuant to a share purchase agreement (the “Agreement”) entered into on the Closing Date. The purchase price for the Transaction was $123,000, excluding fees and expenses. The Agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the Transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. During the fourth quarter of 2019, the Company expects to record a cash gain on the sale of approximately $3,000, and to reclassify the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture of approximately $21,000, which is already reflected in the carrying value of the investment in the LNG Joint Venture as of September 30, 2019, into earnings from Accumulated Other Comprehensive Loss.

As of September 30, 2019 and December 31, 2018, the maximum aggregate potential amount of future principal payments (undiscounted) relating to the FSO Joint Venture’s secured bank debt and interest rate swap obligations that INSW could be required to make was $77,065 and $93,548, respectively, and the carrying value of the Company’s guaranty of such FSO Joint Venture obligations in the accompanying condensed consolidated balance sheets was $349 and $673, respectively.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shipping revenues	$58,210	$50,105	$163,995	$156,427
Ship operating expenses	(32,003)	(28,407)	(86,330)	(82,738)
Income from vessel operations	26,207	21,698	77,665	73,689
Other income	462	424	1,358	1,125
Interest expense	(9,816)	(11,095)	(30,205)	(29,862)
Income tax provision	(882)	(837)	(2,551)	(2,665)
Net income	$15,971	$10,190	$46,267	$42,287

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Variable Interest Entities (“VIEs”):

As of September 30, 2019, the Company participates in six commercial pools and three joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2019:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$139,016

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2019:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$349	$216,080

In addition, as of September 30, 2019, the Company had approximately $10,198 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2019.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2019:
Cash and cash equivalents (1)	$124,222	$124,222	$-
2017 Term Loan Facility	(437,509)	-	(437,509)
ABN Term Loan Facility	(24,118)	-	(24,118)
Sinosure Credit Facility	(275,600)	-	(275,600)
8.5% Senior Notes	(25,800)	(25,800)	-
10.75% Subordinated Notes	(29,314)	-	(29,314)

December 31, 2018:
Cash and cash equivalents (1)	$117,644	$117,644	$-
2017 Term Loan Facility	(459,731)	-	(459,731)
ABN Term Loan Facility	(26,724)	-	(26,724)
Sinosure Credit Facility	(293,284)	-	(293,284)
8.5% Senior Notes	(22,960)	(22,960)	-
10.75% Subordinated Notes	(29,094)	-	(29,094)
(1)	Includes non-current restricted cash of $55,839 and $59,331 at September 30, 2019 and December 31, 2018, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives

The Company uses interest rate caps, swaps, and collars for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. INSW was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap had a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which is composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Collar, which continues to cover a notional amount of $350,000, is effective as of July 31, 2019 and provides for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

The Company determined that as of September 30, 2019, it was reasonably possible that the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of Company’s plan to use a substantial portion of the proceeds from the sale of the LNG Joint Venture to pay down the outstanding principal on the 2017 Term Loan Facility in October 2019 (see Note 9, “Debt”). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar will no longer be deferred through Other Comprehensive Income/(Loss) and amounts previously deferred in Accumulated Other Comprehensive Loss will remain so classified until the forecasted interest accrual transactions either affect earnings or become not probable of occurring. The Company is currently exploring alternatives for refinancing the 2017 Term Loan Facility and certain other facilities and expects to be able to re-designate all or a significant portion of the Interest Rate Collar for cash flow hedge accounting for its remaining term.

The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate through the termination date. The Interest Rate Swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the Interest Rate Swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month LIBOR rate from 2.99% to 2.76%, effective March 21, 2019.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the September 30, 2019 and December 31, 2018 balance sheets on a gross basis by transaction:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
September 30, 2019:
Derivatives designated as hedging instruments:
Interest rate collar:
Current portion	Current portion of derivative asset	$-	Current portion of derivative liability	$(1,050)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,680)

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(2,238)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(7,873)
Total derivatives designated as hedging instruments		$-		$(12,841)

December 31, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$460	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	704	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(707)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,922)
Total derivatives designated as hedging instruments		$1,164		$(2,629)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive (loss)/income excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swaps	$(2,796)	$2,098	$(15,722)	$6,319
Interest rate cap/collar	(2,786)	450	(3,795)	1,996
Total other comprehensive (loss)/income	$(5,582)	$2,548	$(19,517)	$8,315

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swaps	$480	$(3)	$838	$(3)
Interest rate cap/collar	-	4	99	4
Total interest expense	$480	$1	$937	$1

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at September 30, 2019:
Derivative Assets (interest rate swaps and collar)	$-	$-	$-	(1)
Derivative Liabilities (interest rate swaps and collar)	(12,841)	-	(12,841)	(1)

Assets/(Liabilities) at December 31, 2018:
Derivative Assets (interest rate cap)	$1,164	$-	$1,164	(1)
Derivative Liabilities (interest rate swaps)	(2,629)	-	(2,629)	(1)

(1)

For interest rate caps, swaps and collars, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 9 — Debt:

Debt consists of the following:

	September 30,	December 31,
	2019	2018
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $15,550 and $20,032	$420,585	$444,344
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $667 and $845	23,450	25,879
Sinosure Credit Facility, due 2027 - 2028, net of unamortized deferred finance costs of $2,361 and $2,664	273,239	290,620
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,209 and $1,402	23,791	23,598
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,247 and $1,705	26,684	26,226
	767,749	810,667
Less current portion	(51,013)	(51,555)
Long-term portion	$716,736	$759,112

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Amortization

The 2017 Term Loan Facility amortizes in quarterly installments equal to 1.25% of the original principal amount of $550,000 reduced by the $60,000 prepayment the Company made in 2018, further reduced by the impact of the $10,000 mandatory prepayment the Company made in July 2019, which is applied pro rata to the remaining payments including the balloon, using restricted cash set aside from the proceeds of vessel sales. The 2017 Term Loan Facility is also subject to additional mandatory annual prepayments in an aggregate principal amount of 75% of Excess Cash Flow, as defined in the credit agreement.

On October 8, 2019, the Company made a prepayment of $100,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales and a portion of the proceeds from the sale of the Company’s equity interest in the LNG Joint Venture (see Note 6, “Equity Method Investments”).

Management estimated that it will have no Excess Cash Flow under the 2017 Term Loan Facility for the year ended December 31, 2019 based on the actual results of the nine months ended September 30, 2019 and the projection for the remainder of 2019. Accordingly, there is currently no mandatory prepayment expected during the first quarter of 2020.

Debt Covenants

The Company was in compliance with the financial covenants under all of its debt facilities as of September 30, 2019.

2017 Debt Facilities

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2019, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,147.

The 2017 Debt Facilities have covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Gener8 Maritime Subsidiary VII, Inc. The Company had substantial headroom under this covenant as of September 30, 2019, with an estimated ratio of 33%.

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

(ii)	maximum consolidated leverage ratio, which shall not be greater than 0.60 to 1.00 on any testing date occurring on or after September 30, 2018;
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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2019 was $16,724 and $51,094, respectively, and for the three and nine months ended September 30, 2018 was $16,974 and $41,131, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2019 was $17,906 and $44,182, respectively, and for the three and nine months ended September 30, 2018 was $14,347 and $37,938, respectively.

Debt Modifications, Repurchases and Extinguishments

In connection with the $10,000 prepayment of the 2017 Term Loan Facility in July 2019, which was treated as a partial extinguishment, the Company recognized a net loss of  $443 for the three and nine months ended September 30, 2019. The net loss has been included in other income/(expense) in the unaudited condensed consolidated statement of operations. The net loss reflects a 1% prepayment fee of $100 and a write-off of $343 of unamortized original issue discount and deferred financing costs.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 11 — Related Parties:

Amounts payable to the Company’s former parent, Overseas Shipholding Group, Inc. (“OSG”), included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets, aggregate to $36 and $34 as of September 30, 2019 and December 31, 2018, respectively, and are related to a guarantee provided by OSG as described below.

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt”). As of September 30, 2019, and December 31, 2018, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $77,065 and $93,548, respectively, and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $349 and $673, respectively.

INSW maintained a guarantee in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantee, the ‘‘LNG Performance Guarantee’’). INSW was obligated to pay Nakilat an annual fee of $100 until such time that Nakilat ceases to provide a guarantee in favor of the LNG charterer relating to performance under the LNG Charter Party Agreements. INSW’s guarantee and obligation to pay a fee to Nakilat terminated in October 2019, upon the sale of INSW’s equity interest in the LNG Joint Venture (see Note 6, “Equity Method Investments”).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OSG continued to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW indemnified OSG for any liabilities arising from the OSG LNG Performance Guarantee pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantee, INSW was obligated to pay an annual fee of $145 to OSG for 2019. OSG’s guarantee and INSW’s obligation to pay OSG a fee terminated in October 2019, upon the sale of INSW’s equity interest in the LNG Joint Venture.

Note 12 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Director Compensation - Restricted Common Stock

The Company awarded a total of 51,107 restricted common stock shares during the nine months ended September 30, 2019 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.00 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 5, 2020, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2019, the Company granted 63,998 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $17.21 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

In addition, in July 2019, the Company granted 26,451 time-based RSUs to employees. The weighted average grant date fair value of these awards was $19.00 per RSU. Each award of RSUs will vest in equal installments on each of the first two anniversaries of the grant date.

During the nine months ended September 30, 2019, the Company awarded 63,994 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2022. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.21 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $16.68 per RSU.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

performance for the year ended December 31, 2019 relative to a target rate (the “2019 ROIC Target”) set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2020.

During the nine months ended September 30, 2019, the Company awarded to certain of its senior officers an aggregate of 137,847 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.21 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $7.99 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.36%, dividend yields of 0.0%, expected stock price volatility factor of .46, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 587 and 21,589 shares of common stock during the three and nine months ended September 30, 2019, respectively, at an average cost of $15.97 and $17.07, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. Similarly, during the three and nine months ended September 30, 2018, the Company repurchased 589 and 23,013 shares of common stock, respectively, at an average cost of $21.48 and $17.81, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. No shares were acquired under repurchase programs during the nine months ended September 30, 2019 and 2018.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
	2019	2018
Unrealized losses on derivative instruments	$(35,370)	$(21,520)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,114)	(8,409)
	$(43,484)	$(29,929)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2019 and 2018 follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(5,582)	267	(5,315)
Amounts reclassified from accumulated other comprehensive loss	2,113	-	2,113
Total change in accumulated other comprehensive loss	(3,469)	267	(3,202)
Balance as of September 30, 2019	$(35,370)	$(8,114)	$(43,484)

Balance as of June 30, 2018	$(18,420)	$(10,027)	$(28,447)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	2,548	127	2,675
Amounts reclassified from accumulated other comprehensive loss	1,953	-	1,953
Total change in accumulated other comprehensive loss	4,501	127	4,628
Balance as of September 30, 2018	$(13,919)	$(9,900)	$(23,819)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(19,517)	295	(19,222)
Amounts reclassified from accumulated other comprehensive loss	5,667	-	5,667
Total change in accumulated other comprehensive loss	(13,850)	295	(13,555)
Balance as of September 30, 2019	$(35,370)	$(8,114)	$(43,484)

Balance as of December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	8,315	(161)	8,154
Amounts reclassified from accumulated other comprehensive loss	6,755	1,679	8,434
Total change in accumulated other comprehensive loss	15,070	1,518	16,588
Balance as of September 30, 2018	$(13,919)	$(9,900)	$(23,819)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss Component	2019	2018	2019	2018	Statement of Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$1,633	$1,952	$4,730	$6,754	Equity in income of affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	480	(3)	838	(3)	Interest expense
Interest rate cap/collar entered into by the Company's subsidiaries	-	4	99	4	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension plans):
Net periodic benefit costs associated with pension and postretirement benefit plans	-	-	-	1,679	Other income/(expense)
	$2,113	$1,953	$5,667	$8,434	Total before and after tax

At September 30, 2019, the Company expects that it will reclassify $26,066 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to (i)the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate collar and swaps held by the Company and (ii) the reclassification into earnings of the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture upon the Company’s sale of its interest in that joint venture in October 2019 (see Note 6, “Equity Method Investments”).

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

The adoption of ASC 842 had no impact on shipping revenues for the three and nine months ended September 30, 2019 as the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same even when accounted for separately under ASC 842 and ASC 606, respectively.

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of September 30, 2019, six of the Company's vessels are operating under six-month time charter contracts to customers with expiry dates ranging from November 2019 to February 2020. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2019 and 2018:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended September 30, 2019:
Revenues from leases
Pool revenues	$29,893	$16,385	$-	$46,278
Time and bareboat charter revenues	7,638	-	-	7,638
Voyage charter revenues from non-variable lease payments	4,985	24	-	5,009
Voyage charter revenues from variable lease payments	365	-	-	365
Revenues from services
Voyage charter revenues
Lightering services	11,988	-	-	11,988
Total shipping revenues	$54,869	$16,409	$-	$71,278

Three months ended September 30, 2018:
Revenues from leases
Pool revenues	$26,244	$10,477	$-	$36,721
Time and bareboat charter revenues	5,426	506	-	5,932
Voyage charter revenues from non-variable lease payments	5,569	23	-	5,592
Voyage charter revenues from variable lease payments	535	-	-	535
Revenues from services
Voyage charter revenues
Lightering services	12,146	-	-	12,146
Total shipping revenues	$49,920	$11,006	$-	$60,926

	Crude	Product
	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2019:
Revenues from leases
Pool revenues	$103,643	$54,985	$-	$158,628
Time and bareboat charter revenues	19,609	90	-	19,699
Voyage charter revenues from non-variable lease payments	17,496	372	-	17,868
Voyage charter revenues from variable lease payments	1,555	-	-	1,555
Revenues from services
Voyage charter revenues
Lightering services	44,412	-	-	44,412
Total shipping revenues	$186,715	$55,447	$-	$242,162

Nine months ended September 30, 2018:
Revenues from leases
Pool revenues	$61,040	$44,796	$-	$105,836
Time and bareboat charter revenues	18,951	1,502	-	20,453
Voyage charter revenues from non-variable lease payments	16,464	76	-	16,540
Voyage charter revenues from variable lease payments	817	-	-	817
Revenues from services
Voyage charter revenues
Lightering services	26,167	-	-	26,167
Total shipping revenues	$123,439	$46,374	$-	$169,813

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

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2019	$6,632	$1,931	$-
Closing balance as of September 30, 2019	7,140	1,045	-

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$-	$-	$-

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Positive/(negative) adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2019 were $0 and ($481), respectively, compared with $7 and ($34), respectively, during the three and nine months ended September 30, 2018. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of September 30, 2019, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

The adoption of ASC 842 had a material impact in our condensed consolidated balance sheet due to the recognition of ROU assets and corresponding operating lease liabilities as disclosed below but did not have an impact in our lease expenses as disclosed below for the three and nine months ended September 30, 2019. Certain amounts recorded for prepaid/accrued charter hire expenses associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use asset in the condensed consolidated balance sheet as of September 30, 2019. The expense for leases under the ASC 842 will continue to be classified in their historical statements of operations captions (primarily in Charter hire expenses, General and administrative, Voyage expenses, and Vessel expenses).

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2019 for the lease component of these leases are as follows:

		Three Months Ended	Nine Months Ended
	Statement of Operations Line Item	September 30, 2019	September 30, 2019
Operating lease cost
Vessel assets	Charter hire expenses	$3,940	$11,029

Office and other space	General and administrative	249	747
	Voyage expenses	42	126

Short-term lease cost
Vessel assets (1)	Charter hire expenses	2,976	7,922

Office and other space	General and administrative	29	87
	Voyage expenses	-	52
	Vessel expenses	-	8
Total lease cost		$7,236	$19,971

(1)

Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1,768 and $10,211 for the three and nine months ended September 30, 2019, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,827

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating lease right-of-use assets	$36,580

Current portion of operating lease liabilities	$(13,463)
Long-term operating lease liabilities	(20,530)
Total operating lease liabilities	$(33,993)

Weighted average remaining lease term - operating leases	3.54 years
Weighted average discount rate - operating leases	7.23%

1. Charters-in of vessel assets:

As of September 30, 2019, INSW had commitments to charter in three MRs, two Aframaxes, and one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from January 2020 to August 2021, are accounted for as operating leases. Some of the Company’s time charters contain renewal options to extend

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the leases for six to 12 months. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of September 30, 2019, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of September 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Bareboat Charters-in:

At September 30, 2019	Amount	Operating Days
2019	$1,582	184
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	24,965	2,932
less imputed interest	(3,320)
Total operating lease liabilities	$21,645

Bareboat Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Operating Days
2019	$6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,782	556
Net minimum lease payments	$29,911	3,478

Time Charters-in:

At September 30, 2019	Amount	Operating Days
2019	$2,398	460
2020	5,335	1,087
2021	2,170	408
Total lease payments (lease component only)	9,903	1,955
less imputed interest	(472)
Total operating lease liabilities	$9,431

Time Charters-in:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount		Operating Days
2019	$12,934	(1)	1,421
Net minimum lease payments	$12,934		1,421

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Office and other space:

The Company has operating leases for office and lightering workboat dock space. These leases have expiry dates ranging from August 2021 to December 2027.

Payments of lease liabilities for office and other space as of September 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Office and other space:

At September 30, 2019	Amount
2019	$291
2020	1,166
2021	838
2022	173
2023	178
Thereafter	734
Total lease payments	3,380
less imputed interest	(463)
Total operating lease liabilities	$2,917

Office and other space:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount
2019	$1,219
2020	1,152
2021	665
Net minimum lease payments	$3,036

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under the lease guidance (ASC 842).

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days as of September 30, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Time Charters-out:

At September 30, 2019	Amount	Revenue Days
2019	$6,266	445
2020	698	49
Future minimum revenues	$6,964	494

Time Charters-out:

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Revenue Days
2019	$2,587	221
Future minimum revenues	$2,587	221

Future minimum revenues do not include (i) the Company’s share of time charters entered into by the pools in which it participates, and (ii) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of September 30, 2019. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. INSW’s remaining reserve for our share of the scheme deficit based on the last deficit valuation was £57 ($70) as of September 30, 2019, which was paid in October 2019. The next deficit valuation is due March 31, 2020.

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	the impact of changes in fuel prices, particularly with regard to IMO 2020;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2019, we derived 75% of our TCE revenues from our Crude Tankers segment, compared with 79% and 69%, respectively, for the three and nine months ended September 30, 2018. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2019 and 2018 periods.

As of September 30, 2019, we owned or operated an International Flag fleet of 46 vessels aggregating 7.0 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including six vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we had ownership interests in two FSO service vessels and four LNG Carriers (together the “JV Vessels”). Subsequent to September 30, 2019, we sold our interest in the joint venture that operated the four LNG carriers.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international oil production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, Management employs the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, the Company’s revenues are derived predominantly from spot market voyage charters and those

INTERNATIONAL SEAWAYS, INC.

vessels are predominantly employed in the spot market via market-leading commercial pools. We derived 89% and 91% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2019, respectively, compared with 88% and 87% for the three and nine months ended September 30, 2018, respectively.

The following is a discussion and analysis of our financial condition as of September 30, 2019 and results of operations for the three and nine month periods ended September 30, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2019 at 101.3 million barrels per day (“b/d”), an increase of 1.3 million b/d, or 1.3%, over the same quarter in 2018. The estimate for global oil consumption for 2019 is 100.3 million b/d, an increase of 1.0% over 2018. OECD demand in 2019 is estimated to remain unchanged at 47.8 million b/d, while non-OECD demand is estimated to increase by 1.7% to 52.4 million b/d.

Global oil production in the third quarter of 2019 reached 99.9 million b/d, a decrease of 1.7% from the third quarter of 2018. OPEC crude oil production averaged 29.3 million b/d in the third quarter of 2019, a decrease of 0.7 million b/d from the second quarter of 2019, and a decrease of 3.3 million b/d from the third quarter of 2018. OPEC production in the third quarter was impacted by attacks on Saudi Arabian infrastructure, temporarily reducing production by 5.7 million b/d.  Non-OPEC production increased by 1.5 million b/d to 65.1 million b/d in the third quarter of 2019 compared with the third quarter of 2018. Oil production in the U.S. in the third quarter of 2019 decreased by 0.3 million b/d to 11.8 million b/d from the second quarter of 2019 but was 0.9 million b/d higher than in the third quarter of 2018.

U.S. refinery throughput increased by 1.0 million b/d to 17.7 million b/d in the third quarter of 2019 compared with the second quarter of 2019. U.S. crude oil imports in the third quarter of 2019 decreased by 1.0 million b/d to 6.9 million b/d compared with the third quarter of 2018, with imports from OPEC countries decreasing by 1.5 million b/d, a 55% decrease from the third quarter of 2018.

China’s crude oil imports were 10.0 million b/d in September 2019 compared with 9.1 million b/d in September 2018.  China’s crude oil imports for the nine months ended September 2019 increased 9.7% over the comparable period of 2018.

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2019, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of scrappings, by 6.0 million dwt as the crude fleet increased by 4.6 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 3.7 million dwt, 0.3 million dwt and 0.6 million dwt, respectively. The product carrier fleet expanded by 1.4 million dwt with LR1s growing by 0.2 million dwt and MRs increasing by 1.2 million dwt. Year over year, the size of the tanker fleet increased by 29.7 million dwt with the largest increases in the VLCC, Aframax, MR and Suezmax sectors, while LR1s saw only modest growth in fleet size.

During the third quarter of 2019, the tanker orderbook decreased by 2.8 million dwt overall. The crude tanker orderbook declined by 2.1 million dwt, with VLCCs declining by 4.0 million dwt and the Suezmax and Aframax fleets growing by 0.2 million dwt and 1.7 million dwt, respectively. The product tanker orderbook declined by 0.7 million dwt with LR1s declining by 0.2 million dwt and MRs declining by 0.4 million dwt. The decrease in the tanker orderbook reflects the delivery of newbuildings during the third quarter and little new ordering activity.

Year over year, the total tanker orderbook declined by 17.2 million dwt, with declines in most sectors: VLCC 11.9 million dwt, Aframax 2.7 million dwt, LR1s 0.6 million dwt and MRs 2.1 million dwt. The Suezmax fleet grew by 0.1 million dwt during the period.

Crude tanker rates in the third quarter of 2019 were relatively flat compared with the second quarter, although spot rates began to increase in September in response to several geopolitical factors, including the aforementioned attack on Saudi Arabian infrastructure, U.S. sanctions on two subsidiaries of China’s state-owned shipping company, COSCO, that are alleged to have traded with Iran, and U.S. sanctions on Venezuela that have effectively resulted in some charterers blacklisting some tankers that have traded or called there over the last year.  Subsequent to the end of the quarter, VLCC rates have been volatile, but generally trending higher than they were during the third quarter of 2019.

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

Results from Vessel Operations:

During the third quarter of 2019, results from vessel operations increased by $33,178 to a loss of $2,843 from a loss of $36,021 in the third quarter of 2018. This improvement primarily resulted from higher TCE revenues and a $18,832 decrease in losses on disposal of vessels and other property, including impairments.

Growth in average daily rates across each of INSW’s fleet sectors drove stronger TCE revenues in the current quarter, which increased by $14,555, or 28%, to $65,808 from $51,253 in the third quarter of 2018.

During the first nine months of 2019, income from vessel operations increased by $80,943 to income of $8,547 from a loss of $72,396 in the first nine months of 2018. Such increase resulted primarily from increased TCE revenues, decreased vessel expenses due to the sale of a number of older vessels during 2018 and lower losses on the disposal of vessels and other property, offset partially by increased charter hire expense.

The increase in TCE revenues in the first nine months of 2019 of $72,258, or 48%, to $222,324 from $150,066 in the corresponding period of the prior year primarily reflects higher average daily rates across INSW’s fleet sectors, which accounted for approximately

INTERNATIONAL SEAWAYS, INC.

$66,330 of the overall increase, and incremental activity in the Crude Tankers Lightering business, which accounted for approximately $17,510 of the overall increase in TCE revenues.

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

Crude Tankers	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TCE revenues	$49,446	$40,348	$167,016	$103,953
Vessel expenses	(23,520)	(24,246)	(69,141)	(72,006)
Charter hire expenses	(8,125)	(5,895)	(28,388)	(13,849)
Depreciation and amortization	(15,079)	(14,848)	(44,351)	(39,961)
Adjusted income/(loss) from vessel operations (a)	$2,722	$(4,641)	$25,136	$(21,863)
Average daily TCE rate	$19,866	$14,983	$22,577	$14,226
Average number of owned vessels (b)	25.0	27.9	25.0	26.4
Average number of vessels chartered-in under operating leases	3.5	3.4	4.2	2.2
Number of revenue days: (c)	2,489	2,693	7,398	7,307
Number of ship-operating days: (d)
Owned vessels	2,300	2,565	6,825	7,217
Vessels bareboat chartered-in under operating leases	184	184	546	394
Vessels time chartered-in under operating leases (e)	90	92	268	98
Vessels spot chartered-in under operating leases (e)	46	39	326	95

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
(e)

The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 29 vessels under operating leases at various points during the nine-month period ended September 30, 2019 for full service lightering jobs. Only 14 vessels were spot chartered-in at various points during the nine-month period ended September 30, 2018.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $822 and $863 per day for the three and nine months ended September 30, 2019, respectively, and $728 and $744 per day for the three and nine months ended September 30, 2018, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

INTERNATIONAL SEAWAYS, INC.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$22,434	$-	$13,891	$-
Revenue days	1,068	-	1,237	-
Suezmax:
Average rate	$18,470	$-	$17,138	$-
Revenue days	184	-	184	-
Aframax:
Average rate	$15,342	$-	$12,576	$-
Revenue days	368	-	515	-
Panamax(1):
Average rate	$7,846	$13,772	$10,010	$11,593
Revenue days	92	551	184	462

Nine Months Ended September 30,
ULCC:
Average rate	$-	$-	$-	$-
Revenue days	-	-	94	-
VLCC:
Average rate	$24,972	$-	$13,165	$13,221
Revenue days	3,267	-	2,667	97
Suezmax:
Average rate	$22,687	$-	$15,053	$-
Revenue days	546	-	546	-
Aframax:
Average rate	$16,855	$-	$11,167	$-
Revenue days	1,083	-	1,595	-
Panamax(1):
Average rate	$11,277	$13,146	$12,511	$11,489
Revenue days	238	1,482	546	1,527
(1)	One Panamax tanker operating in the spot market traded outside of the Panamax International pool during the third quarter of 2019 due to drydock positioning voyages.

During the third quarter of 2019, TCE revenues for the Crude Tankers segment increased by $9,098, or 23%, to $49,446 from $40,348 in the third quarter of 2018. Approximately $11,721 of such increase resulted from a strengthening in average daily rates in each of the Crude Tanker fleets, with the impact of the daily TCE rate growth in the VLCC fleet representing $9,194 of the total rates-based increase. Increased activity in the Crude Tankers Lightering business generated an additional increase of $1,300 in TCE revenues. Partially offsetting the TCE revenue increase was a $3,897 decrease in TCE revenue due to a 316-day reduction in VLCC and Aframax revenue days, which was driven primarily by the sale of a 2001-built VLCC and a 2001-built Aframax in October 2018, the re-deployment of the Company’s 2002-built Aframax into its Crude Tankers Lightering business and 52 incremental drydock and repairs days in these fleets in the current quarter.

Charter hire expenses increased by $2,230 to $8,125 in the third quarter of 2019 from $5,895 in the third quarter of 2018, as a result of a significant increase in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business to support anticipated increased full service lightering activity.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, the Crude Tankers Lightering business generated a $505  operating loss for the third quarter of 2019 compared to operating income of $2,043 for the third quarter of 2018. The decrease in the current quarter’s operating income as compared to prior year’s period primarily reflects a $3,710 increase in charter hire expense, partially offset by a higher volume of revenue activity in the current quarter as noted above.  In the

INTERNATIONAL SEAWAYS, INC.

current quarter, 14 full service and 100 service support only lighterings were performed, as compared to 16 full service and 93 service support only lighterings in the prior year’s quarter. Additionally, during the current quarter the Crude Tankers Lightering business utilized certain of its chartered-in Aframaxes on four spot voyages. Four spot voyages were also performed in the prior year’s quarter. However, weakness in the U.S. Gulf Aframax market in the third quarter of 2019 resulted in the full service jobs and voyages achieving TCE results that were on average lower than the charter-in rates for these vessels. Increased U.S. exports will likely continue to require transshipment during 2019, regardless of the eventuality of any deep-water terminals. Because of the increased level of activity in the Crude Tankers Lightering business over the last year and positive near-term prospects, the Company withdrew a 2002-built Aframax from the pool in which it was operating and is now employing it in the Crude Tankers Lightering business.

During the first nine months of 2019, TCE revenues for the Crude Tankers segment increased by $63,063, or 61%, to $167,016 from $103,953 in the first nine months of 2018, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, Aframax, and Panamax sectors aggregating approximately $49,360. Further contributing to the increase was the impact of a 462-day increase in VLCC revenue days aggregating $5,820, and a $17,510 increase in revenue in the Crude Tankers Lightering business during the current period. The net increase in VLCC days was the result of the acquisitions of one 2015-built and five 2016-built VLCCs which were delivered to the Company in June 2018, partially offset by the disposals of one 2000-built and one 2001-built VLCC in 2018, and 99 more drydock, repair and other off-hire days in the current year’s period. Partially offsetting the revenue increases was an 884-day decrease in revenue days for the Aframax and Panamax sectors, which accounted for a revenue decrease of approximately $9,681, and was driven primarily by the sale of two 2001-built Aframaxes and a 2002-built Panamax between May and October 2018 along with the aforementioned transfer of an Aframax into the Crude Tankers Lightering business.

Vessel expenses decreased by $2,865 to $69,141 in the nine months ended September 30, 2019 from $72,006 in the corresponding period of 2018. The primary drivers of the decrease were (a) a $10,535 decrease in vessel expenses which resulted from the VLCC, Aframax and Panamax sales noted above and (b) the sale of the Company’s only ULCC, which was idle in 2018 prior to its sale in June 2018 and accounted for approximately $1,362 of the decrease in vessel expenses. Such decreases were partially offset by a $8,196 increase in vessel expenses associated with the VLCC acquisitions described above and increased drydock deviation costs of $1,489.  Charter hire expenses increased by $14,539 to $28,388 in the first nine months of 2019 from $13,849 in the first nine months of 2018.  The primary driver of the increase was a significant increase in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business, as described above, with an additional factor being the impact of executing sale and lease back transactions for two 2009-built Aframaxes in March 2018. Depreciation and amortization increased by $4,390 to $44,351 in the nine months ended September 30, 2019 from $39,961 in the prior year’s period, principally resulting from an impact of the VLCC acquisitions described above aggregating $7,063, partially offset by a reduction of $3,414 relating to the vessel sales and sale and lease back transactions noted above.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $3,795 for the first nine months of 2019 and $3,881 for the first nine months of 2018.

Product Carriers	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TCE revenues	$16,362	$10,905	$55,308	$46,113
Vessel expenses	(6,829)	(10,187)	(22,471)	(31,315)
Charter hire expenses	(6,256)	(4,844)	(16,212)	(16,236)
Depreciation and amortization	(3,856)	(4,434)	(12,268)	(13,682)
Adjusted (loss)/income from vessel operations	$(579)	$(8,560)	$4,357	$(15,120)
Average daily TCE rate	$12,934	$7,368	$14,154	$9,436
Average number of owned vessels	9.0	13.0	10.3	13.6
Average number of vessels chartered-in under operating leases	4.9	4.0	4.4	5.1
Number of revenue days	1,265	1,480	3,908	4,887
Number of ship-operating days:
Owned vessels	829	1,196	2,802	3,714
Vessels bareboat chartered-in under operating leases	-	-	-	302
Vessels time chartered-in under operating leases	453	368	1,213	1,090

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2019 and 2018, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $508 and $488 per day for the three and nine months ended September 30, 2019, respectively, and $476 and $433 per day for the three and nine months ended September 30, 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$17,253	$-	$8,868	$-
Revenue days	87	-	92	-
LR1(1):
Average rate	$15,475	$-	$9,514	$-
Revenue days	506	-	345	-
MR:
Average rate	$11,430	$-	$7,425	$5,294
Revenue days	673	-	952	92

Nine Months Ended September 30,
LR2:
Average rate	$19,140	$-	$11,769	$-
Revenue days	249	-	273	-
LR1(1):
Average rate	$18,388	$-	$12,445	$-
Revenue days	1,232	-	1,062	-
MR:
Average rate	$12,230	$-	$9,295	$5,294
Revenue days	2,409	-	3,279	273
(1)	During the 2019 and 2018 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the third quarter of 2019 TCE revenues for the Product Carriers segment increased by $5,457, or 50%, to $16,362 from $10,905 in the third quarter of 2018. Period-over-period increases in average daily blended rates earned by all Product Carrier fleet sectors accounted for an increase in TCE revenues of approximately $6,561. Serving to partially offset such increases was a $1,103 decline in TCE revenue arising from the net impact of (i) a 371-day decrease in MR revenue days in the current period, resulting primarily from the sales of four MRs between the fourth quarter of 2018 and the third quarter of 2019 and the redelivery of one MR to its owner during the third quarter of 2019, partially offset by (ii) a 161-day increase in LR1 revenue days in the current period primarily driven by the commencements of a six-month time charter-in of a 2010-built LR1 in May 2019 and a two-year time charter-in of a 2006-built LR1 in August 2019.

Charter hire expenses increased by $1,412 to $6,256 in the current quarter from $4,844 in the third quarter of 2018. The increase was primarily due to the deliveries of the time chartered-in LR1s discussed above.

During the first nine months of 2019, TCE revenues for the Product Carriers segment increased by $9,195, or 20%, to $55,308 from $46,113 in the first nine months of 2018. Approximately $16,971 of such increase was attributable to increased average blended rates earned across all Product Carrier fleets, which was partially offset by a $7,813 decline in TCE revenues resulting from a 979-day decrease in segment revenue days. The decline in revenue days reflects the sales and redeliveries described above, along with three additional MRs which were sold during the first six months of 2018 and the redeliveries of two bareboat chartered-in MRs during the second quarter of 2018.

INTERNATIONAL SEAWAYS, INC.

The decrease in vessel expenses and depreciation and amortization during the three and nine months ended September 30, 2019 compared to the same periods of 2018 were primarily due to the sales of MRs and charter-in redeliveries discussed above.

General and Administrative Expenses:

During the third quarter of 2019, general and administrative expenses increased by $1,015 to $6,449 from $5,434 in the third quarter of 2018. This increase primarily reflects a $1,013 increase in compensation and benefits costs, of which $413 relates to non-cash stock compensation.

For the nine months ended September 30, 2019, general and administrative expenses increased by $1,992 to $19,519 from $17,527 for the same period in 2018. The primary drivers for such increase are (i) an approximately $1,398 increase in compensation and benefits costs, of which $708 relates to non-cash stock compensation, (ii) an approximately $231 increase in accounting and consulting fees, and (iii) an approximately $144 increase in insurance premiums for general liability and property insurance, cyber security insurance and workers compensation and U.S. Longshoremen insurance.

Equity in Income of Affiliated Companies:

During the third quarter of 2019, equity in income of affiliated companies increased by $3,136 to $8,474 from $5,338 in the third quarter of 2018. This increase was principally attributable to increases in earnings from the two FSO joint ventures of $314 and an increase in the earnings from the LNG joint venture of $2,822. The increase in earnings from the FSO joint ventures was primarily related to a decrease in interest expense due to lower average outstanding debt balances. Revenue generated by the LNG joint venture during the third quarter of 2019 was higher than revenue generated during the third quarter of 2018 as a result of a reserve for an offhire claim for damages to the engine of one of the joint venture’s vessels recorded during the three months ended September 30, 2018.

During the first nine months of 2019, equity in income of affiliated companies increased by $2,059 to $24,559 from $22,500 in the first nine months of 2018. This increase was principally attributable to an increase in earnings from the LNG joint venture of $2,656, which was primarily driven by factors consistent with the items discussed above.

On October 7, 2019 (the “Closing Date”), the Company sold its 49.9% ownership interest in the LNG Joint Venture with Qatar Gas Transport Corporation (Nakilat) (“Nakilat”) to Nakilat (the “Transaction”) pursuant to a share purchase agreement (the “Agreement”) entered into on the Closing Date. The purchase price for the Transaction was $123,000, excluding fees and expenses. The Agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the Transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. The Company expects to record a cash gain on the sale of approximately $3,000, and to reclassify the Company’s share of the unrealized  losses associated with the interest rate swaps held by the LNG Joint Venture of approximately $21,000, which is already reflected in the carrying value of the investment in the LNG Joint Venture as of September 30, 2019, into earnings from Accumulated Other Comprehensive Loss.

Interest Expense:

Interest expense was $17,010 and $17,320 for the three months ended September 30, 2019 and 2018, respectively. Interest expense was $51,986 and $42,027 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 accounted for substantially all of the period over period increases. Partially offsetting such increases was a decrease related to the 2017 Term Loan Facility due to lower average LIBOR rates during the 2019 periods compared with the comparable periods in 2018. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

INTERNATIONAL SEAWAYS, INC.

On October 8, 2019, the Company made a prepayment of $100,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales and a portion of the proceeds from the sale of the Company’s equity interest in the LNG Joint Venture. We anticipate cash interest expense to decrease by approximately $8,200 on an annual basis and $1,900 in the fourth quarter of 2019 as a result of such prepayment, based on current interest rates. The Company will account for the prepayment as a partial debt extinguishment and expects to recognize a net loss of approximately $4,200 relating to the prepayment. Such loss reflects a 1% prepayment fee of $1,000 and a write-off of $3,215 of unamortized original issue discount and deferred financing costs.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2019 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2019. There can be no assurance at this time that INSW will qualify for the Section 883 exemption beyond calendar year 2019. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11,095)	$(47,786)	$(16,721)	$(95,898)
Income tax provision	-	3	-	11
Interest expense	17,010	17,320	51,986	42,027
Depreciation and amortization	18,961	19,317	56,708	53,745
EBITDA	24,876	(11,146)	91,973	(115)
Third-party debt modification fees	-	(9)	30	1,293
(Gain)/loss on disposal of vessels and other property, net of impairments	(1,472)	17,360	28	17,193
Write-off of deferred financing costs	343	128	343	2,400
Loss on extinguishment of debt	100	-	100	1,295
Adjusted EBITDA	$23,847	$6,333	$92,474	$22,066

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2019 and December 31, 2018 was approximately $59,000 and $92,000, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

The Company’s total cash increased by approximately $6,578 during the nine months ended September 30, 2019. This increase reflects cash provided by operating activities of $43,356, proceeds from disposal of vessels and other property of $15,762 and net returns of capital and deposits received from affiliated companies of $6,940. Such cash inflows were partially offset by $10,203 in expenditures for vessels and other property, $10,100 related to the prepayment of the 2017 Term Loan Facility, and scheduled principal amortization totaling $38,531 for the Company’s debt facilities.

As of September 30, 2019, we had total liquidity on a consolidated basis of $174,222 comprised of $124,222 of cash (including $55,839 of restricted cash) and $50,000 of undrawn revolver capacity.

Restricted cash of $55,839 as of September 30, 2019 represents legally restricted cash relating to the 2017 Term Loan, the Sinosure Credit Facility, the ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities and, in the case of the 2017 Term Loan Facility, that cash proceeds from the sale of assets be reinvested in vessels within 12 months of such sale or be used to prepay the principal amount outstanding of the 2017 Term Loan Facility.

INTERNATIONAL SEAWAYS, INC.

As of September 30, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $767,749 and a total debt (which excludes operating lease liabilities as defined in the Company’s debt agreements) to total capitalization of 43.9%, which compares with 44.5% at December 31, 2018.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector. In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels.

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

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of September 30, 2019, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

On October 7, 2019, the Company sold its 49.9% ownership interest in the LNG Joint Venture with Qatar Gas Transport Corporation (Nakilat) (“Nakilat”) to Nakilat pursuant to a share purchase agreement entered into on the Closing Date. The purchase price for the Transaction was $123,000, excluding fees and expenses. The Agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the Transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters.

On October 31, 2019, the Company entered into a memorandum of agreement to sell a 2002-built Aframax for delivery to buyers sometime between December 2019 and January 2020.  The Company expects to recognize a gain on this sale.

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

On July 31, 2019, the Company made a prepayment of $10,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales. In addition, as described above, on October 8, 2019, the Company made an additional prepayment of

INTERNATIONAL SEAWAYS, INC.

$100,000 on the 2017 Term Loan Facility. These prepayments are consistent with our capital allocation strategy and will also result in a $1,509 proportional reduction in future quarterly principal amortization payments on this facility from $6,125 to $4,616.

The Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems on 10 of its modern VLCCs. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on 15 vessels with options for the purchase and installation of systems for up to an additional four vessels in the Company’s fleet as of September 30, 2019. These systems are intended to be funded with available liquidity, proceeds from the sales of vessels, and proceeds from the issuance of equity and/or debt as permitted under the Company’s existing debt facilities. As of September 30, 2019, the Company’s aggregate purchase commitments for these systems are approximately $49,326 (see Aggregate Contractual Obligations Table below), which increased by an additional $1,500 in October 2019 pursuant to amendments made to some of the Company’s scrubber installation contracts to accommodate certain scheduling changes made at the Company’s request. The overall commitments could increase by up to an additional $6,100 if all the remaining options for the additional ballast water treatment systems units are exercised.  Such options expire between November 2019 and December 2020.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of September 30, 2019, the permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $12,147.

Outlook

We executed on our disciplined and accretive capital allocation strategy by using a substantial portion of the proceeds from the sale of our LNG Joint Venture to reduce leverage and significantly lower our cost of capital during a time when our cash position remains strong. Additionally, this leverage reduction positions us for further balance sheet optimization and to continue pursuing fleet renewal and/or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positions us to generate sufficient cash to support our operations over the next twelve months. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Off-Balance Sheet Arrangements

As of September 30, 2019, the FSO Joint Venture had total bank debt outstanding of $151,084, of which $75,542 was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying condensed consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 9, “Debt,” to the accompanying condensed consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of September

INTERNATIONAL SEAWAYS, INC.

30, 2019, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $77,065 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $349.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2019 follows:

						Beyond
	2019	2020	2021	2022	2023	2023	Total
2017 Term Loan - floating rate(1)	$14,802	$58,175	$56,372	$396,905	$-	$-	$526,254
ABN Term Loan - floating rate(2)	1,197	4,677	4,484	4,294	13,130	-	27,782
Sinosure Credit Facility - floating rate(3)	9,213	36,138	35,035	33,897	32,758	199,978	347,019
8.5% Senior Notes - fixed rate	531	2,125	2,125	2,125	26,063	-	32,969
10.75% Subordinated Notes - fixed rate	751	3,003	3,631	3,631	29,746	-	40,762
Operating lease obligations(4)
Bareboat Charter-ins	1,582	6,295	6,278	6,278	4,532	-	24,965
Time Charter-ins	5,450	11,816	4,660	-	-	-	21,926
Office and other space	291	1,166	838	173	178	734	3,380
Vessel betterment commitments(5)	28,747	20,343	118	118	-	-	49,326
Total	$62,564	$143,738	$113,541	$447,421	$106,407	$200,712	$1,074,383

(1)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the 2017 Term Loan Facility of 6.0% plus the estimated floating rates during the periods. The estimated floating rate through December 31, 2020 is 1.98% (which is both the cap and the floor rate under the Company’s interest rate collar for such period) and 2.05% thereafter, which is based on one-month LIBOR as of September 30, 2019 (which falls between the cap and floor rate under the Company’s interest rate collar for the period from January 1, 2021 through December 31, 2022).  Management estimates that no prepayment will be required for the 2017 Term Loan Facility as a result of estimated Excess Cash Flow for the year ended December 31, 2019. Amounts shown for the 2017 Term Loan Facility exclude any estimated repayment as a result of Excess Cash Flow.

(2)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of September 30, 2019 of 2.13% and applicable margin for the ABN Term Loan facility of 3.25%.

(3)

Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the maturity date of March 21, 2025, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%. The Company is a party to a floating-to-fixed interest rate swap covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed LIBOR rate of 2.76%.

(4)

As of September 30, 2019, the Company had charter-in commitments for six vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. Upon adoption of ASU 2016-02 Leases (ASC 842) on January 1, 2019, the full amounts due under bareboat charter-ins,  office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

(5)

Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 15 vessels and the purchase and installation of scrubbers on 10 of its VLCC tankers. In addition, the Company is party to agreements granting INSW the option to purchase additional ballast water treatment systems for installation between 2019 and 2021. If exercised, these

INTERNATIONAL SEAWAYS, INC.

options could increase the Company’s commitments by up to approximately $6,100. The Company’s ability to exercise the options expires between November 2019 and December 2020.

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

The Company was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap has a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which is composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement is designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Collar, which continues to cover a notional amount of $350,000, is effective July 31, 2019 and provides for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

The Company determined that as of September 30, 2019, it was reasonably possible that the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of Company’s plan to use a substantial portion of the proceeds from the sale of the LNG Joint Venture to pay down the outstanding principal on the 2017 Term Loan Facility in October 2019 (See Note 9, “Debt,” in the accompanying condensed consolidated financial statements). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar will no longer be deferred through Other Comprehensive Income/(Loss) and amounts previously deferred in Accumulated Other Comprehensive Loss will remain so classified until the forecasted interest accrual transactions either affect earnings or become not probable of occurring. The Company is currently exploring alternatives for refinancing the 2017 Term Loan Facility and certain other facilities and expects to be able to re-designate all or a significant portion of the Interest Rate Collar for cash flow hedge accounting for its remaining term.

The Company is also party to a floating-to-fixed interest rate swap agreement (“Interest Rate Swap”) with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate through the termination date. The Interest Rate Swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the Interest Rate Swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019.

In light of the expected discontinuation of the use of LIBOR after December 31, 2021, the Company is in the process of evaluating the provisions of its existing contracts to assess INSW’s overall exposure to LIBOR and the risks associated with the expected transition to an alternative reference rate.

Available Information

The Company makes available free of charge through its internet website, www.intlseas.com, its Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to these reports filed or furnished pursuant to

INTERNATIONAL SEAWAYS, INC.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10‑Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K and our June 30, 2019 Form 10-Q. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2018 Form 10-K and June 30, 2019 Form 10-Q.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company renewed its $30,000 stock repurchase plan in March 2019. No stock repurchases were made in the first nine months of 2019 (excluding shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management).  In addition, in January 2019 the Company initiated an at-the-market equity distribution program, but did not receive any proceeds in respect of sales under that program during the nine months ended September 30, 2019.  See Note

INTERNATIONAL SEAWAYS, INC.

12, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 7, 2019	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 7, 2019	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer