Form 10-K
period 2019-12-31
International Seaways, Inc.
filed 2020-03-03
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 1‑37836‑1

INTERNATIONAL SEAWAYS, INC.

(Exact name of registrant as specified in its charter)

Marshall Islands	98‑0467117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212‑578‑1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
8.5% Senior Notes due 2023	INSW - PA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $474,870,401, based on the closing price of $19.00 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of March 2, 2020: common stock, no par value, 29,281,953 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10‑K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References to “OSG” refer to Overseas Shipholding Group, Inc., our former parent company, prior to our spin-off on November 30, 2016.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10‑K can be found immediately prior to Part I. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in thousands of U.S. dollars unless otherwise stated.

AVAILABLE INFORMATION

The Company makes available free of charge through its internet website www.intlseas.com,  its Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10‑K.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10‑K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made.  Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

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

i

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

•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest or detention of INSW’s vessels by maritime claimants or governmental authorities;
•	changes in laws, treaties or regulations, including those relating to environmental and security matters; and
•	changes in worldwide trading conditions, including the impact of tariffs and other restrictions on trade and the impact that Brexit might have on global trading parties.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10‑K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Annual Report on Form 10‑K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10‑K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

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

This Annual Report on Form 10‑K includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

GLOSSARY

Unless otherwise noted or indicated by the context, the following terms used in the Annual Report on Form 10‑K have the following meanings:

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

Commercial management agreements or CMA — A contract under which the commercial management of a vessel is outsourced to a third‑party service provider.

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

Consolidated Net Debt to Pledged Assets Value—Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents and non-current restricted cash, divided by the fair value of the Company’s owned fleet of vessels.

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

International Energy Agency or IEA — An intergovernmental organization established in the framework of the Organization for Economic Co‑operation and Development in 1974. Among other things, the IEA provides research, statistics, analysis and recommendations relating to energy.

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

P&I insurance or P&I—Protection and indemnity insurance, commonly known as P&I insurance, is a form of marine insurance provided by a P&I club. A P&I club is a mutual (i.e., a co-operative) insurance association that provides cover for its members, who will typically be shipowners, ship-operators or demise charterers.

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

v

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2019, we owned or operated an International Flag fleet of 42 vessels (totaling an aggregate of 7.0 million dwt), consisting of VLCC, Suezmax, Aframax, Panamax crude tankers, as well as LR1, LR2 and MR product carriers, and through joint venture partnerships, ownership interests in two FSO service vessels (together the “JV Vessels”). The Marshall Islands is the principal flag of registry of the our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10‑K.

Our ultimate customers, including those of the commercial pools in which we participate, include major independent and state-owned oil companies, oil traders, refinery operators and international government entities. We generally charter our vessels to customers either for specific voyages at spot rates through the services of pools in which the Company participates, or for specific periods of time at fixed daily amounts through time charters or bareboat charters. Spot market rates are highly volatile, while time charter and bareboat charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “— Fleet Operations — Commercial Management” below.

2019 IN REVIEW

From mid-2017 to the beginning of 2019, through disciplined capital allocation and without issuing equity, we successfully funded over $600,000 worth of vessel acquisitions by using cash generated from operations, proceeds from the sale of older vessels and the issuance or assumption of debt while maintaining what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector.

Shipping revenues and TCE Revenues achieved in 2019 were $366,184 and $339,919, respectively, of which approximately 78% and 76%, respectively, were generated from our Crude Tankers segment.  Income from vessel operations increased by $109,699 to $55,168 in 2019, from a loss of $54,531 in 2018. We achieved an Adjusted EBITDA (see Item 6. Selected Financial Data) of  $164,669 in 2019 compared to $68,295 in 2018. In addition, we made capital investments totaling $37,181 during 2019 and generated $87,486 cash from operations and an additional $107,874 from investing activities, primarily reflecting proceeds from disposal of vessels and other assets and from the sale of our equity interest in the LNG Joint Venture.

Our goals for 2019 were to (i) continue to maximize our fleet’s earning potential through opportunistic charter-ins, sales and purchases of vessels and investments in Exhaust Gas Cleaning Systems (“scrubbers”) on our modern VLCCs, (ii)  refinance our high interest debt obligations and (iii) execute transactions that would ultimately unlock the value of our shares to investors.

Accordingly, during 2019, we chartered in two modern LR1s, which were deployed into our market-leading Panamax International pool;  we sold and delivered to buyers two 2004-built MRs; we entered into contracts to sell a  2002-built Aframax and a 2001-built Aframax, both for delivery to buyers in early 2020; and we sold our non-core 49.9% ownership interest in an LNG Joint Venture we had with Qatar Gas Transport Corporation (Nakilat) at a price in excess of the carrying value of our investment. Using restricted cash set aside from the proceeds of vessel sales and our equity interest in the LNG Joint Venture, we were able to make prepayments totaling $110,000 on our 2017 Term Loan Facility. Also, in December 2019, we entered into a memorandum of agreement to acquire a 2009-built LR1, which was delivered in February 2020 and will also be deployed in the Panamax International pool, further enhancing our presence in that market-leading pool.

The successful sale of our non-core investment in the LNG Joint Venture was a critical step in unlocking shareholder value since it allowed us to refinance our high interest cost debt. We ended the year by entering into a loan commitment letter with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank

(“CACIB”), DNB Capital LLC (“DNB”) and Skandinaviska Enskilda Banken AB (PUBL) (“SEB”) with respect to senior secured credit facilities aggregating $390,000 (the “2020 Debt Facilities”). The loan agreements were ultimately executed on January 23, 2020 and proceeds from the January 28, 2020 initial drawdown on the 2020 Debt Facilities of $370,000 were used to (i) repay the $331,519

International Seaways, Inc.

outstanding principal balance under the 2017 Debt Facilities due 2022 and the $23,248 outstanding principal balance under the ABN Term Loan Facility due 2023, and (ii) to repurchase the $27,931 outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended.

The 2020 Debt Facilities will reduce annual interest expense by approximately $15,000, by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points, while enabling INSW to maintain one of the lowest leverage ratios in the public company shipping sector and low cash break evens. See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details on the refinancing transaction and the 2020 Debt Facilities.

OUR STRATEGY

Our primary objectives are to (i) maximize stockholder value through the shipping industry cycles by generating strong cash flows through the combination of higher returns available from time to time in the spot market through our participation in a number of commercial pools, coupled with selective time charters; (ii) maintain and grow our Crude Tankers Lightering market share and profits; (iii) maintain cash flows from our joint venture investments; (iv) actively manage the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; (v) enter into value-creating transactions; and (vi) continually strive to reduce the environmental footprint of our vessel operations. We seek to execute our strategy in a manner consistent with the Environmental, Social and Governance (“ESG”) principles described below. The key elements of our strategy are:

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

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy presently offers significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. This was demonstrated as demand for crude oil recovered strongly during the fourth quarter of 2019 as the fundamentals that underpinned a robust freight rate market through most of this quarter were further augmented by IMO 2020 related disruptions to fleet supply and increased geopolitical risk as the calendar year closed.   As of December 31, 2019, we participated in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Sigma Tankers (“SIGMA”), Blue Fin Tankers (“BLUE FIN”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”) and Navig8 Tankers – Alpha 8 (“NAVIG8-ALPHA8”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2019, six of our Panamaxes are on time charters to our partners in the PI pool that expire during 2020. In addition, the vessels operated by our FSO Joint Venture are deployed on long-term time charters. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We will continue to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we will continue to execute on our plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or resales or newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to continue to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities have and will continue to help us maintain a diverse, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

International Seaways, Inc.

Maintain an appropriate and flexible financial profile.

We have maintained a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector. As of December 31, 2019, we had total liquidity on a consolidated basis of $200,243, comprised of $150,243 of cash (including $60,572 of restricted cash) and $50,000 of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Pledged Assets Value and Consolidated Net Debt to Book Capital ratios of 40.3% and 33.3%, respectively. Giving pro forma effect to the refinancing completed in January 2020, we estimate that total liquidity on a consolidated basis would approximate $150,400, comprised of $130,400 of cash (including $17,583 of restricted cash related to the Sinosure Credit Facility only) and $20,000 of remaining undrawn revolver capacity, and we estimate that Consolidated Net Debt to Pledged Assets Value and Consolidated Net Debt to Book Capital ratios would approximate 41.3% and 34.2%, respectively. The refinancing is expected to result in only a small decrease in the sum of unrestricted cash and undrawn revolver availability.

Address Greenhouse Gas Emissions and Environmental, Social and Governance Initiatives

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

Governance – Our Board of Directors, which includes seven independent members, as well as experts in shipping and compliance, engages in regular discussions relating to environmental matters and the Company’s response to climate change-related risks and opportunities. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board of Directors.

Strategy – We are committed to Environmental, Social and Governance practices as a part of our core culture. Accordingly, we strive to meet, and when possible and appropriate, exceed minimum compliance levels for all applicable rules and regulations governing the maritime industry, which include the IMO 2020 Regulations described below and the items described in the “Environmental and Security Matters Relating to Bulk Shipping” section below. To achieve our goals, we have taken actions which include:

-	The establishment of a compliance program to address the IMO 2020 Regulations (as described below);
-

The implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption, and CO2 and GHG emissions. The annual period from August 2018 to August 2019 was our initial year utilizing the platform to drive our “Get to Green” vessel performance optimization program. During the year, we achieved an approximately 8,000-ton reduction in annual fuel consumption across our fleet, which equates to a nearly 26,000-ton reduction in CO2 emissions;

-

The inclusion of a sustainability-linked pricing mechanism in the 2020 Debt Facilities. The mechanism has been certified by an independent, leading firm in ESG and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios.  The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available;

-	The achievement of compliance with the European Union’s requirements relating to inventories of hazardous materials on board our vessels one year ahead of the mandated timeframe;
-	Participation on the Board of Directors of the International Tanker Owners Pollution Federation, the leading not-for-profit marine ship pollution response advisors;

International Seaways, Inc.

-

Participation in the Marine Anti-Corruption Network, a global business network of over 100 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;

-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-

Specifically considering overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to potentially dispose of, in order to reduce our fleet’s contribution to GHG emissions; and

-	Making a commitment to implement and practice environmentally and socially responsible ship recycling.

Risk Management – Due to the nature of our business, environmental and climate change-related risks are included in key risks discussed at the Board of Directors level. What we believe to be the most significant of such risks are described in the “Item 1A – Risk Factors” section below.

Metrics and Targets – As a part of the actions described in the “Strategy” section above, we are working to meet the carbon efficiency targets included in our sustainability-linked loan and to establish other appropriate metrics by which to measure our performance and drive improvement.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2019, our operating fleet consisted of 42 vessels, 34 of which were owned and 6 of which were chartered in.  In addition, through joint venture partnerships, INSW has ownership interests in two FSO service vessels. Vessels chartered-in include bareboat charters and time charters. The six chartered-in vessels are currently scheduled to be redelivered to their owners between June 2020 and March 2024. Certain of the charters provide INSW with renewal and purchase options. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2019
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Dwt
Crude Tankers
VLCC	13	13.0	-	-	13	13.0	3,950,103
Suezmax	2	2.0	-	-	2	2.0	316,864
Aframax	3	3.0	2	2.0	5	5.0	562,943
Panamax	7	7.0	-	-	7	7.0	487,365
Total	25	25.0	2	2.0	27	27.0	5,317,275
Product Carriers
LR2	1	1.0	-	-	1	1.0	112,691
LR1	4	4.0	1	1.0	5	5.0	368,078
MR	4	4.0	3	3.0	7	7.0	354,879
Total	9	9.0	4	4.0	13	13.0	835,648
Total Owned and Operated Fleet	34	34.0	6	6.0	40	40.0	6,152,923
JV Vessels
FSO	2	1.0	-	-	2	1.0	864,046
Total Operating Fleet	36	35.0	6	6.0	42	41.0	7,016,969

(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at inception.

Business Segments

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based largely on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a

International Seaways, Inc.

variety of factors affecting the supply and demand for suitable vessels. Our diverse fleet gives us the ability to provide a broad range of services to global customers. Tankers and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established two reportable business segments: Crude Tankers and Product Carriers.

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2019, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, Aframaxes and Panamaxes engaged in the worldwide transportation of unrefined petroleum.

This segment also includes our Crude Tankers Lightering business through which we provide ship-to-ship (or “STS”) lightering support services and full-service STS lightering to customers in the U.S. Gulf (“USG”), U.S. Pacific, Grand Bahama and Panama regions. In STS lightering support service, we provide the personnel and equipment (hoses and fenders) to facilitate the transferring of cargo between seagoing ships positioned alongside each other, either stationary or underway. In full service STS lightering, we provide the lightering vessel, usually an Aframax tanker, in addition to the personnel and equipment to facilitate the transferring of cargo. Demand for lightering services is significantly affected by the level of crude oil imports by the United States and, in recent years, by the increased volumes of crude oil exports by the United States. Transshipment  operations from the USG currently represents approximately 50% of our lightering volumes. Our customers include primarily oil companies and trading companies that are importing or exporting crude oil in the USG to or from larger Suezmax and VLCC vessels, which are prevented from using certain ports due to their size and draft.

Product Carriers

Our Product Carriers reportable business segment consists of a fleet of MRs, LR1s and an LR2 engaged in the worldwide transportation of crude and refined petroleum products. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and more discharging, cleaning and loading operations than crude oil tankers. Most of the Company’s MR product carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades. In order to take advantage of market conditions and optimize economic performance, we employ our LR1 Product Carriers, which currently participate in the PI pool, in the transportation of crude oil cargoes.

In order to enhance vessel utilization and TCE revenues, the Company has deployed its Crude Tankers and Product Carriers into various commercial pools, commercial management agreements and time charters. See “— Commercial Pools and other Commercial Management Arrangements” below.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 92% of the Company’s aggregate TCE revenues in 2019, 90% in 2018 and 80% in 2017. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters and increased demand

International Seaways, Inc.

for gasoline prior to the summer driving season in the United States. The effects of IMO 2020 Regulations should increase and change trading patterns which should have a positive impact on ton-mile demand while also providing some short term disruption to global shipping. Available tonnage is affected over time by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards and regulatory compliance standards.

Time and Bareboat Charter Market

Our operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 8% of the Company’s TCE revenues in 2019, 10% in 2018 and 20% in 2017. Our two FSO joint venture vessels are employed under five-year service contracts expiring in 2022.

Commercial Pools and other Commercial Management Arrangements

We currently utilize third-party managed pools as the principal commercial strategy for our vessels. By operating a large number of vessels as an integrated transportation system, commercial pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools are commercially managed by experienced commercial operators that, among other things, arrange charters for the vessels participating in the pool in exchange for an administrative fee. Technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas that capture the contribution of each vessel to the pool by:

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

We also employ third-party commercial managers on a limited basis for some of our vessels in the spot market through Commercial Management Agreements (“CMAs”). Under the CMAs, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee.

The table below summarizes the commercial deployment of our conventional tanker fleet as of December 31, 2019.

	Vessel Class
Commercial Deployment	VLCC	Suezmax	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International (1)	12	-	-	-	-	-	-	12
Sigma Tankers	-	-	3	-	-	-	-	3
Blue Fin Tankers	-	2	-	-	-	-	-	2
Panamax International	-	-	-	1	-	5	-	6
Navig8 Tankers - Alpha8	-	-	-	-	1	-	-	1
Clean Products Tankers Alliance	-	-	-	-	-	-	7	7
Time / Bareboat charter-out (3)	-	-	1	6	-	-	-	7
Commercial Management Agreements (2)	1	-	-	-	-	-	-	1
Lightering	-	-	1	-	-	-	-	1
Total	13	2	5	7	1	5	7	40

International Seaways, Inc.

(1)	Five VLCCs were redelivered by TI pool during the fourth quarter of 2019 in advance of each vessel’s scheduled scrubber installation.
(2)	A 2002-built VLCC, which was commercially managed by TI pool as of December 31, 2019 joined TI pool effective January 1, 2020.
(3)	Includes a 2001-built Aframax that was under a short term time charter-out as of December 31, 2019.

Technical Management

We have agreements with third-party managers to outsource the technical management of our conventional tanker fleet. The managers supervise the technical management of our vessels to ensure consistent quality and integrity of our operations. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, with the managers acting as agents on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shore-side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

The JV Vessels are technically managed by our joint venture partner.

Joint Ventures

We have a 50% interest in the FSO Joint Venture. North Oil Company (“NOC”) awarded 5-year service contracts for the FSO Joint Venture to provide two vessels to NOC to perform FSO services in the Al Shaheen Field off the shore of Qatar until 2022. The two custom-made FSO service vessels, each having a capacity of three million barrels, have been serving the Al Shaheen field without interruption since 2010. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the charter.

On March 29, 2018, the FSO Joint Venture entered into a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa Limited and TI Asia Limited, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company; maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. The FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to partially fund the purchase of six VLCCs in June 2018. The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018.

We received cash distributions totaling $82,900 from the FSO Joint Venture during the three-years ended December 31, 2019, excluding the distribution attributable to the $110,000 of proceeds from the FSO Term Loan and we estimate we will receive approximately $11,000 in cash distributions during 2020. The FSO Joint Venture is currently in preliminary discussions with NOC regarding the employment of its FSO vessels subsequent to the expiry of their current contracts in 2022.

Safety

We are committed to providing safe, reliable and environmentally sound transportation to our customers. Integral to meeting standards mandated by worldwide regulators and customers is a ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the

International Seaways, Inc.

International Standards Organization (“ISO”), ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, we have an open reporting system on all of our ships, whereby seafarers can anonymously report possible violations of our or our third-party technical manager’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2019, we had approximately 1,666 employees comprised of 1,623 seafarers employed on our fleet and 43 shore-side staff. The seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

COMPETITION

The shipping industry is highly competitive and fragmented. We compete with other owners of International Flag tankers, including other independent shipowners, integrated oil companies, state-owned entities with their own fleets, and oil traders with logistical operations. Our vessels compete with all other vessels of a size and type required by the customer that can be available at the date and location specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations and experience of crews. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

Approximately 50% of our lightering activity is in the USG offshore lightering market. Our market share of the USG offshore lightering market was approximately 30% during 2019. We remain effectively one of three active full-service lightering businesses in the USG, the other two being AET Tankers Pte Ltd (or AET,  a subsidiary of Malaysia International Shipping Corporation Berhad, or MISC) and Teekay Tankers Ltd. USG lightering trade has a steady foundation of demand due to traditional imports into the United States to serve U.S. Gulf Coast refinery demand. Although seaborne crude imports into the United States have declined in recent years, these lost imports have been offset by steadily increasing seaborne crude exports, largely from the USG area.  In the last three months of 2019, the EIA reported USG crude exports averaged over three million b/d.  VLCCs and Suezmaxes bound for Asia transport a large portion of these export barrels and they often require reverse lightering operations. At the end of 2019, export lightering comprised approximately 75% of total volume lightered by our Crude Tankers Lightering business in the USG compared to 30% at the end of 2018.

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

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including lenders, insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. INSW believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, INSW cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors— Risks Related to Our Company — Risks relating to legal and regulatory matters, compliance with complex laws,

International Seaways, Inc.

regulations and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.”

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

The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low-base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). The IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. In April 2018, IMO adopted an initial strategy on the reduction of GHG emissions from ships, with the ultimate goal of eliminating GHG emissions from international shipping as soon as possible during this century. More specifically, under the identified “levels of ambition,” the initial strategy envisages the halt of the growth in GHG emissions from international shipping as soon as possible and then the reduction of the total annual GHG emissions by at least 50% by 2050 compared to 2008 levels.  In 2019, the IMO launched a project for an initial two-year period to initiate and promote global efforts to demonstrate and test technical solutions for reducing GHG emissions and improve energy efficiency throughout the maritime sector.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the European Union (“EU”). The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period is for the full year 2019.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. This finding in itself does not impose any requirements on industry or other entities.  Although the EPA has promulgated certain regulations relating to GHG emissions, the current administration has sought to relax or revoke their requirements, and to date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

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

International Seaways, Inc.

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on December 31, 2019 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $183  per ton of the vessel’s tonnage, with a maximum liability of $19.3 million. Under the 1992 Protocol, the liability of the owner is limited to $4.1 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $578 per gross ton thereafter, with a maximum liability of $82.2 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.2 million plus $869 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $123.6 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these instruments must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of insurance in “U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

The United States is not a party to the 1969 Convention or the 1992 Protocol. See “U.S. Environmental and Safety Restrictions and Regulations” below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

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

International Seaways, Inc.

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

INSW’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). INSW complies with these regulations through ballast water management plans implemented on each of the vessels in its fleet. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, INSW has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. Compliance with the ballast water requirements effective under the BWM Convention and other regulations may have material impacts on INSW’s operations and financial results, as discussed below under “U.S. Environmental and Safety Regulations and Standards-Other U.S. Environmental and Safety Regulations and Standards.”

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

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulated shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a

International Seaways, Inc.

progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap was further reduced to 0.50% effective from January 1, 2020. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are: the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey, China and Norway, for example, regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth.” In December 2012, an EU directive that aligned the EU requirements with Annex VI entered into force. For vessels at berth in EU ports, sulfur content of fuel oil is limited to 0.1%. For vessels operating in SOx Emission Control Areas (“SECAs”), sulfur content of fuel oil is limited to 0.1% as of January 1, 2015. For vessels operating outside SECAs, sulfur content of fuel oil is limited to 0.5% as of January 1, 2020. Alternatively, emission abatement methods are permitted as long as they continuously achieve reductions of SOx emissions that are at least equivalent to those obtained using compliant marine fuels.

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

International Seaways, Inc.

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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,300 per gross ton or approximately $19.9 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,200 per gross ton or approximately $1.0 million per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

International Seaways, Inc.

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

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast

International Seaways, Inc.

water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. Due to delays by manufacturers in developing ballast water treatment systems that are able to comply with these effluent limits and in creating equipment to reliably test such compliance, the compliance date for all vessels making ballast water discharges in California waters has been deferred to the first scheduled drydocking after January 1, 2020. INSW’s vessels and systems are currently in compliance with the applicable California discharge standards.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. INSW’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company’s vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines apply beginning in 2016 and require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre‑2016 levels. The North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. From 2016, NOx after-treatment requirements also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where INSW operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to INSW’s consolidated financial statements.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean-going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel in auxiliary diesel and diesel-electric engines, main propulsion diesel engines and auxiliary boilers. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil or marine diesel oil with a sulfur content at or below 0.1% sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

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

International Seaways, Inc.

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

•

Intermediate Surveys.  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out between the occasions of the second or third annual survey.

•

Class Renewal Surveys.  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including ultrasonic measurements to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the Classification Society would prescribe steel renewals. The Classification Society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the Classification Society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

Vessels are required to dry dock for inspection of the underwater hull at each intermediate survey and at each class renewal survey. For tankers less than 15 years old, Classification Societies permit for intermediate surveys in water inspections by divers in lieu of dry docking, subject to other requirements of such Classification Societies.

If defects are found during any survey, the Classification Society surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels are currently, and we expect will be, certified as being “in class” by a Classification Society that is a member of IACS. All new and secondhand vessels that we acquire must be certified prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.2 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2019, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.50 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.5 million per policy year for its vessels.

International Seaways, Inc.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels, and the bareboat chartered vessels that are covered under the vessels’ marine hull and machinery insurance. Loss of hire insurance covers up to 120 days lost charter income per vessel per incident in excess of the first 21 or 60 days (which depends on the particular vessel covered) lost for each covered incident, which is borne by the Company.

TAXATION OF THE COMPANY

INSW is incorporated in the Republic of the Marshall Islands and pursuant to the laws of the Marshall Islands, the Company is not subject to income tax in the Marshall Islands.

The following summary of the principal U.S. tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10‑K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

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

In 2019 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2020 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters —  We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2019, 2018 and 2017, INSW derived approximately 92%, 90% and 80%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

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

International Seaways, Inc.

•	the number of vessels being used for storage or as FSO service vessels;
•	the number of vessels that are removed from service;
•	availability and pricing of other energy sources for which tankers can be used or to which construction capacity may be dedicated; and
•	port or canal congestion and weather delays.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 8%, 11% and 12% of the existing world tanker fleet as of December 31, 2019, 2018 and 2017, respectively.

The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;
•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;
•	number of vessels in the world fleet;
•	types and sizes of vessels available;
•	changes in trading patterns affecting demand for particular sizes and types of vessels;
•	cost of newbuildings;
•	prevailing level of charter rates;
•	environmental and maritime regulations;
•	competition from other shipping companies and from other modes of transportation;
•	technological advances in vessel design and propulsion and overall vessel efficiency; and
•	ability to utilize less expensive fuels.

Crude vessel values generally decreased during the period from 2016 through the first half of 2018, resulting from the lower TCE rates in the market. During this period, vessel sales were sporadic and financing was difficult for many companies to obtain. These factors reduced newbuilding orders. Beginning in the second half of 2018 and continuing through 2019, vessel values stabilized and then generally increased. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than

International Seaways, Inc.

the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company did not record vessel and other property impairment charges during 2019.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped over a period, available capacity in that class increases. Although scrapping levels over any particular period will depend on various factors, including charter rates and scrap prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented 8% and 11% of the existing world tanker fleet as of December 31, 2019 and 2018, respectively. In addition, if newly built tankers have more capacity than the tankers being scrapped or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products).  Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not.  Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

These hazards may result in death or injury to persons; loss of revenues or property; demand for the payment of ransoms; environmental damage; higher insurance rates; damage to INSW’s customer relationships; and market disruptions, delay or rerouting, any or all of which may also subject INSW to litigation. In addition, transporting crude oil and refined petroleum products creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. The operation of tankers also has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability of the oil transported in tankers. Furthermore, any such incident could seriously damage INSW’s reputation and cause INSW either to lose business or to be less likely to be able to enter into new business (either because of customer concerns or changes in customer vetting processes). Any of these events could result in loss of revenues, decreased cash flows and increased costs.

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

International Seaways, Inc.

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

Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.

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

The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.

Global financial markets have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit and deteriorating international liquidity conditions. There have been periods where there was a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to regulatory pressures (e.g. Basel IV) and the historically volatile asset values of vessels, exacerbated by individual companies exposure to the spot market (i.e., without fixed or locked in time charter coverage). As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it may be negatively affected by any such decline.

Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically, may increase the cost of obtaining money from the credit markets. Lenders may also enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt and reduce, and in some cases cease to provide, funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. While the Company successfully refinanced in January 2020 approximately $400 million of indebtedness at interest rates that were less than those of the refinanced indebtedness, if additional financing is not available when current facilities mature, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

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

International Seaways, Inc.

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

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. There is currently significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, on January 23, 2017, President Trump signed an executive order withdrawing the United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, President Trump has called for substantial changes to foreign trade policy with China. Beginning in 2018 and continuing through most of 2019, the United States imposed tariffs on an increasing amount of Chinese goods in order to reverse what the United States perceived as unfair trade practices that negatively impacted U.S. businesses and China retaliated by imposing tariffs on United States products. During the last quarter of 2019, the United States and China negotiated an agreement to reduce trade tensions which became effective in February 2020, as the first phase of a joint effort to improve trade relations.

International Seaways, Inc.

Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region and the risks associated with exporting goods, which may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs. Further, increased tensions may adversely affect oil demand, which would have an adverse effect on shipping rates.

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

The exit of the United Kingdom from the European Union could adversely affect INSW.

The United Kingdom exited from the European Union (“EU”) on January 31, 2020 (“Brexit”). INSW has operations in the United Kingdom, and as a result, INSW faces risks associated with the potential uncertainty and disruptions that may follow Brexit , including with respect to volatility in exchange rates and interest rates, and potential material changes to the regulatory regime applicable to its business or global trading parties. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.  While there have been no adverse effects of Brexit on INSW’s business to date, any of the foregoing effects of Brexit, and others INSW cannot anticipate or that may evolve over time, could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

Changes in fuel prices may adversely affect profits.

Fuel is a significant expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns and regulations, including requirements to use certain fuels that are more costly. Fuel meeting the 0.5% specification for sulfur content under Annex VI, in effect from January 1, 2020, is much more expensive than the 3.5% sulfur fuel oil it replaces, which could reduce the Company’s profitability if these increases cannot be passed onto customers.

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

International Seaways, Inc.

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

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least one vessel has been seized by Iran.  In addition, in July 2019, a vessel allegedly transporting crude oil from Iran to Syria in violation of EU sanctions against Syria was seized off the coast of Gibraltar by forces of the U.K., increasing tensions.  None of these attacks or seizures have involved the Company’s vessels.  On January 3, 2020 the United States launched a targeted drone attack that killed a senior Iranian military leader, which further exacerbated tensions. To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business to a limited extent, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

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

In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China has resulted in quarantines, restrictions on travel to and from China and a decrease in economic activity in China, the world’s second largest economy. The outbreak has adversely affected the level of global demand for transportation of crude oil and refined petroleum products, resulting in decreases in worldwide tanker rates. Further, as of February 28, 2020, INSW had two vessels in Chinese shipyards for scheduled drydockings and scrubber installations and five vessels that were scheduled to arrive in Chinese shipyards for such drydockings and scrubber installations by the end of March 2020. Completion of these drydockings and installations has been, or will be, delayed resulting in increased costs to the Company as well as loss of revenues because of increased days for which the vessels have been or will be out of service. To date, these delays have not had a material adverse effect on INSW’s business but no assurance can be given that they will not have such an effect, or that any further spread of the novel coronavirus (COVID-19) will not have a material adverse effect on our business, operations and financial results.

Risks Related to Our Company

INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.

As of December 31, 2019, INSW had approximately $661 million of outstanding indebtedness, net of discounts and deferred finance costs. In addition, as of the end of 2019, the FSO Joint Venture has outstanding debt of approximately $70 million under the FSO Term Loan and $70 million under the FSO Revolver, which is secured by substantially all of the assets of the FSO Joint Venture. The

International Seaways, Inc.

FSO Term Loan is guaranteed by the Company and the FSO Revolver is guaranteed by INSW’s joint venture partner. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

•	limiting INSW’s ability to satisfy its obligations under its indebtedness; and
•	increasing INSW’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally.

INSW’s ability to continue to fund its obligations and to reduce or refinance debt in the future may be affected by among other things, the age of the Company’s fleet and general economic, financial market, competitive, legislative and regulatory factors. An inability to fund the Company’s debt requirements or reduce or refinance debt in the future could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

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

The 2020 Debt Facilities contain certain restrictions relating to new borrowings as set forth in the loan agreement. In addition, the 2020 Debt Facilities have a covenant (a) to maintain the aggregate amount of unrestricted cash of INSW at any time to be not less than the greater of $50 million or an amount equal to 5% of the consolidated indebtedness of INSW and (b) to ensure that at any time,  (i) the aggregate Fair Market Value of the Core Collateral Vessels that are subject to a Collateral Vessel Mortgage is not less than 135% of the aggregate outstanding principal amount of the Core Term Loans and Revolving Loans (each as defined in the loan agreement), and (ii) the Fair Market Value of the Transition Collateral Vessels that are subject to a Transition Collateral Mortgage is not less than 175% of the aggregate outstanding principal amount of the Transition Term Loans (each as defined in the loan agreement).

Additionally, the Sinosure Credit Facility requires the Company to comply with a number of covenants, including collateral maintenance and financial covenants, restrictions on consolidations, mergers or sales of assets, limitations on liens, limitations on issuance of certain equity interests, limitations on transactions with affiliates, and other customary covenants and related provisions. The Senior Notes Indenture also contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports.

While the Company is in compliance with all of its loan covenants, a decrease in vessel values or a failure to meet collateral maintenance requirements could cause the Company to breach certain covenants in its existing credit facilities, notes and term loans,

International Seaways, Inc.

or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the 2020 Debt Facilities and the Sinosure Credit Facility. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

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

International Seaways, Inc. is a holding company and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries. As a result, its ability to satisfy its financial obligations or pay dividends depends on its subsidiaries and their ability to distribute funds to it. In addition, the terms of certain of the Company’s financing agreements restrict the ability of certain of those subsidiaries to distribute funds to International Seaways, Inc.

The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all of its vessels, which depend on additional financing.

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently does not have any memorandum of agreement or newbuilding construction contracts for future vessel acquisitions. If the Company enters into newbuilding construction contracts or other agreements to acquire vessels and is unable to fulfill its obligations under them, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

International Seaways, Inc.

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

The third-party technical manager has the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If the third-party technical manager exercises that right, the Company will be required either to enter into substitute agreements with other third parties or to assume those management duties. The Company may not succeed in negotiating and entering into such agreements with other third parties and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing its fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), that could result in increased costs and reduced efficiency and profitability. Any such changes could result in a temporary loss of customer approvals, could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

The contribution of the Company’s joint venture to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company currently owns an interest in two of its vessels through two joint ventures in which the Company has a 50% ownership interest. See Item 1, “Business — Fleet Operations”. The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint venture to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, the carrying value of the Company’s investment in its joint ventures may differ significantly from its fair market value.

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

International Seaways, Inc.

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

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company did not record impairment charges during the three years ended December 31, 2019.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 92% of INSW’s aggregate TCE revenues in the year ended December 31, 2019, 90% in 2018 and 80% in 2017. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2019, INSW employed six of its vessels on time charters, with all of those charters expiring in 2020 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2019, 12 of the Company’s 13 VLCCs participate in the TI pool (one joined the TI pool January 1, 2020); both of its Suezmaxes participate in the Blue Fin pool; three of the Company’s five Aframaxes participate in the SIGMA pool; one of the Company’s seven crude Panamaxes and all five LR1s participate directly or indirectly in the PI pool; its only LR2 participates in the Navig8 Alpha 8 pool; and all seven MRs participate in the CPTA pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as commercial pools. While the Company believes that all the commercial pools it participates in comply with

International Seaways, Inc.

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

International Seaways, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2019, the weighted average age of the Company’s total owned and operated fleet was 9.4 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

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

In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with its low-sulfur fuel oil requirement, which lowers sulfur emission levels from 3.5% to 0.5% (the “IMO 2020 Regulations”). Vessel owners and operators may comply with this regulation by (i) using 0.5% sulfur fuels, which will be available to an uncertain extent around the world by 2020 and likely at a higher cost than 3.5% sulfur fuel; (ii) installing scrubbers; or (iii) retrofitting vessels to be powered by liquefied natural gas rather than fuel oil. For further discussion of the IMO 2020 Regulations, see Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping”.

In consideration of the IMO 2020 Regulations, the Company has signed contracts with a supplier and a system installer for the purchase and installation of scrubbers to be installed on ten of its modern VLCCs. These scrubbers are expected to be installed in early 2020 although installation on some vessels may be delayed by the outbreak of the novel coronavirus (COVID-19) in China.  See also – “Risks Related to Our Industry —  Public health threats could have an adverse effect on the Company’s operations and financial results.” The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or

International Seaways, Inc.

operated by the Company. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. Each vessel requires bespoke modifications to be made in order to install a scrubber, the scope of which depends on, among other matters, the age and type of vessel, its engine and its existing fixtures and equipment. The purchase and installation of scrubbers involves significant capital expenditures, and the vessel will be out of operation for as long as 60 days, including deviation days and assuming planned shipyard days, or more in order for the scrubbers to be installed. In addition, while the Company has entered into arrangements with respect to shipyard drydock capacity to implement these scrubber installations, those arrangements may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause the Company’s vessels to be out of service for even longer periods or the installation dates to be delayed. In addition, as there is a limited operating history of scrubbers on vessels such as those owned or operated by the Company, the operation and maintenance of scrubbers on these vessels is uncertain. Further, certain jurisdictions have limited the use of scrubbers in their territorial waters. Any unforeseen complications or delays in connection with installing, operating or maintaining scrubbers installed on the Company’s vessels could adversely affect the Company’s results of operations and financial condition.

Furthermore, although as of February 28, 2020 two months have passed since the IMO 2020 Regulations became effective, it is uncertain how the availability of high-sulfur fuel around the world will be affected by implementation of the IMO 2020 Regulations, and both the price of high-sulfur fuel generally and the difference in its cost compared with low-sulfur fuel are also uncertain. Scarcity in the supply of high-sulfur fuel, or a lower-than-anticipated difference in the costs between the two types of fuel, may cause the Company to fail to recognize anticipated benefits from installing scrubbers.

With respect to owned or operated vessels on which the Company does not install scrubbers, there is limited operating history of using low-sulfur fuel on these vessels, so the impact of using such fuel on such vessels is uncertain. In addition, since January 1, 2020 those vessels have incurred higher fuel costs associated with using more expensive 0.5% sulfur fuel. Such costs are material and could adversely affect the Company’s results of operations and financial condition, particularly in any case where vessels owned or operated as part of the Company’s business are unable to pass through the costs of higher fuel to charterers due to competition with vessels that have installed scrubbers, market conditions or otherwise.

The Company’s lightering business faces significant competition and market volatility, and revenues and profitability for these operations may vary significantly from period to period.

The Company provides STS transfer services, primarily in the crude oil and refined petroleum products industries. The seaborne markets for STS transfer business are highly competitive and our competitors may in some cases have greater resources than we do.  The business also faces competition from alternative methods of delivering crude oil and refined petroleum products shipments to ports and vessels, including several offshore loading and offloading facilities either in operation or in various stages of planning in the USG region.  Furthermore, the market for STS transfer services faces different competitive dynamics than our other tanker businesses, meaning that our expertise in the tanker markets may not apply in the same ways to our lightering business, and demand for lightering services has historically varied significantly from period to period based on customer activity in the regions in which we operate.  Accordingly, our ability to maintain or grow our market share in STS transfer services may be limited, and the Company’s lightering revenues may be volatile or decline in the future.

The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company has entered into, and in the future will enter into, various contracts, including charter agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters voyage charters. Historically, the Company has not experienced material problems collecting charter hire. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter. Additionally, the Company enters into derivative contracts (related to interest rate risk) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the

International Seaways, Inc.

counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

The Company relies on the skills of its senior management team, and if the Company was required to replace them, it could negatively impact the effectiveness of management and the Company’s results of operations could be negatively impacted.

INSW’s success depends to a significant extent upon the expertise, capabilities and efforts of its senior executives in managing the Company’s activities. INSW is led by executives with significant experience in their respective areas of responsibility, and the loss or unavailability of one or more of INSW’s senior executives for an extended period of time could adversely affect the Company’s business and results of operations.

The Company may face unexpected drydock costs for its vessels.

Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty, can be substantial and the Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage, and INSW’s insurance may not cover all of these costs. Vessels in drydock will not generate any income. Large drydocking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly the length of time that a vessel may be off-hire may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance, the impact of the stress of operations and new regulations. If new tankers are built that are more efficient or more flexible or have longer physical lives than the Company’s vessels, competition from these more technologically advanced vessels could adversely affect the charter rates  that the Company receives for its vessels and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

The Company collects, stores and transmits sensitive data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third-party vendors. In addition, we rely on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The secure storage, processing, maintenance and transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. The Company’s IT network, or those of its customers or third-party vendors, suppliers or counterparties, are vulnerable to unauthorized access, computer viruses, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attacks on its email system to obtain unauthorized access to confidential information.

The Company may be required to spend significant capital and other resources to further protect itself and its systems against threats of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could also expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers,

International Seaways, Inc.

damage our brand, and increase our costs. In order to mitigate the financial impact of any losses arising from security breaches or computer viruses, the Company has purchased insurance in an amount of $10 million that covers losses arising from such breaches or viruses, including data recovery, extortion, ransomware and business interruption.

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

Certain of our debt facilities bear interest at a rate which references LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR going forward.  This may cause LIBOR to perform differently than it did in the past and may have other consequences which cannot be predicted.

In light of the expected discontinuation of the use of LIBOR after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the related interest rate derivatives to which it is a party.  The Company believes there are adequate fallback provisions within its debt agreements and interest rate derivative contracts that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. The Company believes that as the 2021 sunset date draws closer, all parties will have greater clarity on the predominant alternative reference rate in effect that will be used going forward.

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

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the U.N. or EU and countries identified by the U.S. government, the U.N. or the EU as state sponsors of terrorism. The U.S., U.N. and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran and Venezuela), even if the vessel does not travel to those countries, or is otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

Although INSW believes that it is in compliance with all applicable sanctions and embargo laws and regulations and intends to maintain such compliance, and INSW does not, and does not intend to, engage in sanctionable activity, INSW might fail to comply or may inadvertently engage in a sanctionable activity in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect INSW’s reputation and investor perception of the value of INSW’s common stock.

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

Environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, United States and international laws, as well as international treaties and conventions, INSW could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. INSW could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

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

International Seaways, Inc.

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

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. See Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping.

Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to INSW’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and international regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping”. The Company has signed contracts with a manufacturer and a qualified system installer for the purchase and installation of scrubbers on ten of its modern VLCCs of which three have been installed as of February 28, 2020. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

International Seaways, Inc.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

The shipping industry, and especially vessels that transport crude oil and refined petroleum products, is heavily regulated. In addition, the “oil majors” such as BP, Chevron Corporation, Phillips 66, ExxonMobil Corp., Royal Dutch Shell and Total S.A. have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel, including audits of the management office and physical inspections of the ship. Under the terms of the Company’s charter agreements (including those entered into by pools in which the Company participates), the Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits, respectively. The Company’s failure to maintain any of its vessels to the standards required by the oil majors could put the Company in breach of the applicable charter agreement and lead to termination of such agreement. Should the Company not be able to successfully clear the oil majors’ risk assessment processes on an ongoing basis, the future employment of the Company’s vessels could also be adversely affected. since it might lead to the oil majors’ terminating existing charters.

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business. For example, in late September 2017, an industrial accident at a leased facility in Galveston resulted in fatalities to two temporary employees. In accordance with law, an investigation of the accident was conducted, and filed lawsuits have identified several defendants, including a subsidiary of the Company. For more information about these lawsuits, see Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In another example, one of our vessels has not yet been released after it recently anchored near Indonesia without first obtaining allegedly necessary authorizations, resulting in an ongoing investigation.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s insurance costs, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in this Annual Report on Form 10‑K and Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

International Seaways, Inc.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2020 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2020 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

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

The Company’s common stock is listed on New York Stock Exchange. However, the market price of the Company’s common stock may fluctuate substantially. You may not be able to resell your common stock at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control. These risks include those described or referred to in this “Risk Factors” section and under “Forward -Looking Statements,” as well as, among other things: fluctuations in the Company’s operating results; activities of and results of operations of the Company’s competitors; changes in the Company’s relationships with the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; changes in the Company’s capital structure; any announcements by the Company or its competitors of significant acquisitions, strategic alliances or joint ventures; additions or departures of key personnel; investors’ general perception of the Company; failure to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events. Any of the foregoing factors could also cause the price of the Company’s equity securities to fall and may expose the Company to securities class action litigation. Any securities class action litigation could result in substantial cost and the diversion of management’s attention and resources.

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

The Company may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership in INSW. In addition, investors’ percentage ownership may be diluted if the Company issues equity-linked instruments such as debt and equity financing. If the Company’s Board of Directors makes grants of equity awards to the Company’s directors, officers and employees pursuant to any equity incentive or compensation plan, any such grants would also cause dilution.

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

International Seaways, Inc.

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2019, the Company owned or operated an aggregate of 40 vessels (including six chartered-in vessels) and had ownership interests in two additional vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 20, “Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
	High	Low
(In dollars)
2019
First Quarter	$ 19.11	$ 16.43
Second Quarter	$ 20.20	$ 17.04
Third Quarter	$ 19.46	$ 15.34
Fourth Quarter	$ 30.04	$ 19.70

2018
First Quarter	$ 19.21	$ 15.67
Second Quarter	$ 24.41	$ 17.09
Third Quarter	$ 23.96	$ 18.16
Fourth Quarter	$ 22.27	$ 16.10

On February 25, 2020, there were 90 stockholders of record of the Company’s common stock.

The Company has not paid any cash dividends since December 1, 2016.  On February 26, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share, payable on March 30, 2020 to stockholders of record as of March 17, 2020. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

Purchase and Sale of Equity Securities

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further

International Seaways, Inc.

authorization from the Board. On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021. No shares were repurchased under such program during the year ended December 31, 2019. As of December 31, 2019, the maximum number of shares that may still be purchased under the Program is 1,350,907 shares which was determined by dividing the remaining buyback authorization ($26,823) by the average purchase price of common stock repurchased. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

See Note 13, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a description of shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management, which is incorporated by reference in this Item 5.

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

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2016 (as there was no established published trading market for the Company’s common stock prior to this date) and December 31, 2019 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Navios Maritime Acquisition Corporation (NNA) and the Company, referred to as the peer group index.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2019, presented below, is derived from our consolidated financial statements. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On  November 30, 2016, the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by OSG, to allow for a pro rata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share,

International Seaways, Inc.

the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

	2019	2018	2017	2016	2015
Shipping revenues	$366,184	$270,361	$290,101	$398,319	$497,634
Income/(loss) from vessel operations	55,168	(54,531)	(107,945)	7,207	176,801
(Loss)/income before reorganization items and income taxes	(829)	(89,045)	(106,044)	(17,652)	178,969
Reorganization items, net	-	-	-	(131)	(5,659)
(Loss)/income before income taxes	(829)	(89,045)	(106,044)	(17,783)	173,310
Net (loss)/income	(830)	(88,940)	(106,088)	(18,223)	173,170
Depreciation and amortization	75,653	72,428	78,853	79,885	81,653
Net cash provided by/(used in) operating activities	87,486	(12,480)	17,395	128,960	260,239
Dividend to OSG	-	-	-	202,000	200,000
Cash and cash equivalents	89,671	58,313	60,027	92,001	308,858
Restricted cash	60,572	59,331	10,579	-	8,989
Total vessels, deferred drydock and other property at net book amount (a)	1,315,641	1,347,568	1,140,363	1,130,607	1,277,486
Operating lease right-of-use assets	33,718	-	-	-	-
Total assets	1,753,501	1,848,601	1,664,484	1,662,521	2,029,950
Debt	661,095	810,667	552,937	439,651	595,222
Operating lease liabilities	30,911	-	-	-	-
Total equity	1,022,293	1,009,855	1,085,654	1,179,512	1,383,786
Per share amounts:
Basic and diluted net (loss)/income	(0.03)	(3.05)	(3.64)	(0.62)	5.94
Weighted average shares outstanding - basic and diluted	29,225,483	29,136,634	29,159,440	29,157,992	29,157,387
Other data:
Time charter equivalent revenues (b)	339,919	243,100	274,995	385,045	475,790
EBITDA(c)	141,091	43,614	14,056	102,464	299,097
Adjusted EBITDA(c)	164,669	68,295	117,775	222,883	300,336

(a)	Includes vessel held for sale of $5,108 at December 31, 2017.
(b)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

	2019	2018	2017	2016	2015
Time charter equivalent revenues	$339,919	$243,100	$274,995	$385,045	$475,790
Add: Voyage expenses	26,265	27,261	15,106	13,274	21,844
Shipping revenues	$366,184	$270,361	$290,101	$398,319	$497,634

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

	2019	2018	2017	2016	2015
Net (loss)/income	$(830)	$(88,940)	$(106,088)	$(18,223)	$173,170
Income tax provision/(benefit)	1	(105)	44	440	140
Interest expense	66,267	60,231	41,247	40,362	44,134
Depreciation and amortization	75,653	72,428	78,853	79,885	81,653
EBITDA	141,091	43,614	14,056	102,464	299,097
Third-party debt modification fees	30	1,306	9,240	225	-
Separation and transition costs	-	-	604	9,043	-
Technical management transition costs	-	-	-	-	39
Loss/(gain) on disposal of vessels and other property, including impairments	308	19,680	86,855	79,203	(4,459)
Impairment of equity method investments	-	-	-	30,475	-
Gain on sale of investment in affiliated companies	(3,033)	-	-	-	-
Release of other comprehensive loss upon sale of investment in affiliated companies	21,615	-	-	-	-
Write-off of deferred financing costs	3,558	2,400	7,020	5,097	-
Loss/(gain) on extinguishment of debt	1,100	1,295	-	(3,755)	-
Reorganization items, net	-	-	-	131	5,659
Adjusted EBITDA	$164,669	$68,295	$117,775	$222,883	$300,336

International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2019 and 2018 we derived 76% and 72% of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2019, we owned or operated an International Flag fleet of 42 vessels aggregating 7.0 million dwt, including six vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two FSO service vessels (the “JV Vessels”). Subsequent to December 31, 2019, the Company delivered a 2002-built Aframax to its buyer and acquired a 2009-built LR1, which will be deployed into the Panamax International pool by the end of the first quarter of 2020.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, Management employs the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 92% and 90% of our total TCE revenues in the spot market for the years ended December 31, 2019 and 2018, respectively.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2019 and 2018 and its results of operations comparing the years ended December 31, 2019 and 2018, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. A detailed discussion comparing the Company’s operations for the years ended December 31, 2018 and 2017 can be found in Item 7 of our Form 10-K for the year ended December 31, 2018.

All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2019 at 101.4 million barrels per day (“b/d”), an increase of 1.9 million b/d, or 1.9%, over the same quarter in 2018. The estimate for global oil consumption for 2020 is 101.5 million b/d, an increase of 1.2% over 2019. OECD demand in 2020 is estimated to increase by 0.6% to 48.0 million b/d, while non-OECD demand is estimated to increase by 1.7% to 53.4 million b/d.

Global oil production in the fourth quarter of 2019 reached 101.1 million b/d, a decrease of 1.0% from the fourth quarter of 2018. OPEC crude oil production averaged 29.6 million b/d in the fourth quarter of 2019, an increase of 0.2 million b/d from the third quarter of 2019, but a decrease of 2.5 million b/d from the fourth quarter of 2018. Non-OPEC production increased by 1.5 million b/d to 66.0 million b/d in the fourth quarter of 2019 compared with the fourth quarter of 2018. Oil production in the U.S. in the fourth quarter of 2019 increased by 0.9 million b/d from the third quarter of 2019 to 12.7 million b/d and was 1.1 million b/d higher than in the fourth quarter of 2018.

International Seaways, Inc.

U.S. refinery throughput decreased by 1.6 million b/d to 16.1 million b/d in the fourth quarter of 2019 compared with the third quarter of 2019. U.S. crude oil imports in the fourth quarter of 2019 decreased by 1.1 million b/d to 6.2 million b/d compared with the fourth quarter of 2018, with imports from OPEC countries responsible for nearly all of the reduction.

China’s crude oil imports in 2019 increased 9.5% compared with 2018.  November 2019 imports were a record 11.1 million b/d while December’s imports were the third largest on record at 10.7 million b/d.

During the fourth quarter of 2019, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of scrappings, by 4.6 million dwt as the crude fleet increased by 4.0 million dwt, with VLCCs and Aframaxes growing by 3.7 and 0.6 million dwt respectively, while Suezmaxes declined by 0.3 million dwt. The product carrier fleet expanded by 0.6 million dwt with LR1s flat and MRs increasing by 0.6 million dwt. Year over year, the size of the tanker fleet increased by 33.6 million dwt with the largest increases in the VLCC, Aframax, MR and Suezmax sectors, while LR1s saw only modest growth in fleet size.

During the fourth quarter of 2019, the tanker orderbook decreased by 0.9 million dwt overall. The crude tanker orderbook increased by 0.1 million dwt, with the Suezmax orderbook growing by 1.9 million dwt, while both VLCC and Aframax orderbooks declined by 1.2 and 0.6 million dwt, respectively. The product tanker orderbook declined by 1.0 million dwt with LR1s declining by 0.3 million dwt and MRs declining by 0.7 million dwt. The decrease in the tanker orderbook reflects the delivery of newbuildings during the fourth quarter and little new ordering activity.

Year over year, the total tanker orderbook declined by 18.1 million dwt, with declines in most sectors: VLCC 12.2 million dwt, Aframax 2.7 million dwt, LR1s 1.0 million dwt and MRs 2.9 million dwt. The Suezmax fleet grew by 0.7 million dwt during the period. This general decline appears, at least to some extent, to be driven by shipowners reluctance to invest capital in current technology while the shipping industry is targeting substantial reductions in carbon emissions.

Crude tanker rates in the fourth quarter of 2019 were substantially stronger than the third quarter and any period since 2015.  Rates in recent weeks have come under pressure stemming from fears of an economic slowdown resulting from the concerns around the coronavirus (COVID-19) outbreak.

RESULTS FROM VESSEL OPERATIONS

During 2019, income from vessel operations increased by $109,699 to income of $55,168 from a loss of $54,531 in 2018. Such increase resulted primarily from increased TCE revenues, decreased vessel expenses due to the sale of a number of older vessels during 2018 and 2019 and lower losses on the disposal of vessels and other property, offset partially by increased charter hire expense.

The increase in TCE revenues in 2019 of $96,819, or 40%, to $339,919 from $243,100 in 2018 primarily reflects higher average daily rates across INSW’s fleet sectors, which accounted for approximately $99,689 of the overall increase. The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2018 and 2019 by our Crude Tankers and Product Carriers fleet:

Crude Tankers

	Quarter Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
VLCC:
Average rate	$31,728	$31,993	$20,038	$22,434	$54,102
Revenue days	1,187	1,134	1,065	1,068	986
Suezmax:
Average rate	$30,606	$28,935	$20,772	$18,470	$50,871
Revenue days	184	180	182	184	183
Aframax:
Average rate	$18,968	$20,905	$13,540	$15,342	$31,302
Revenue days	425	398	318	368	303
Panamax:
Average rate	$14,866	$17,558	$12,095	$7,846	$29,144
Revenue days	139	73	113	92	92

International Seaways, Inc.

TCE rates during the fourth quarter of 2018 were strong on the back of increasing demand for crude oil and a record number of tanker removals through scrapping.  That strength carried forward into the first quarter of 2019, resulting in firm TCE rates for VLCCs, Suezmaxes, Aframaxes and Panamaxes.  A combination of events, including a large influx of newbuilding deliveries during the first quarter, OPEC production quota reductions and lackluster demand due in part to the U.S.-China trade war, caused the market to soften during the second and third quarters of 2019. U.S. sanctions on Venezuela imposed at the start of 2019 also hurt the crude oil tanker markets, particularly the VLCC and Aframax sectors.  Strong TCE rates in the fourth quarter of 2019  were driven by increasing crude oil demand on the back of improving trade conditions and the end of a prolonged period of refinery maintenance ahead of IMO 2020, as well as external geopolitical factors including U.S. sanctions imposed on certain entities owned by China Ocean Shipping Company (“COSCO”) due to alleged trading with Iran and the drone attack on a Saudi Arabian crude oil processing plant at Abqaiq.

Product Carriers

	Quarter Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
LR2
Average rate	$15,575	$22,090	$17,746	$17,253	$23,222
Revenue days	92	90	72	87	92
LR1
Average rate	$22,165	$24,017	$17,271	$15,475	$28,652
Revenue days	354	339	347	506	534
MR
Average rate	$12,905	$13,462	$11,571	$11,430	$14,028
Revenue days	978	889	847	673	604

Aside of the events described above for the Crude Tankers segment, the Product Carriers market was negatively impacted during the second and third quarters of 2019 as many refineries began long maintenance periods in anticipation of IMO 2020’s implementation. MR tankers were particularly negatively impacted by the U.S. imposition of sanctions on Venezuela as a key trade of U.S. refined product exports to Venezuela became prohibited.  A return of stronger demand during the latter half of 2019 and the geopolitical events discussed in the crude tanker section above helped lift rates in the Product Carriers sector during the fourth quarter of 2019.

See Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income/(loss) from vessel operations for the segments to loss before income taxes, as reported in the consolidated statements of operations.

Crude Tankers

	2019	2018
TCE revenues	$259,517	$175,524
Vessel expenses	(93,672)	(95,090)
Charter hire expenses	(35,114)	(23,809)
Depreciation and amortization	(59,387)	(54,431)
Adjusted income from vessel operations (a)	$71,344	$2,194
Average daily TCE rate	$26,765	$17,780
Average number of owned vessels (b)	25.0	26.1
Average number of vessels chartered-in under operating leases	3.9	2.6
Number of revenue days: (c)	9,696	9,872
Number of ship-operating days: (d)
Owned vessels	9,125	9,544
Vessels bareboat chartered-in under operating leases	730	578
Vessels time chartered-in under operating leases (e)	359	190
Vessels spot chartered-in under operating leases (e)	331	174

(a)

Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and loss on disposal of vessels and other property, including impairments.

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
(e)

The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 29 and 23 vessels under operating leases at various points during the year ended December 31, 2019 and 2018, respectively, for full service lightering jobs.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2019 and 2018 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $778 and $721 per day in 2019 and 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$31,726	$-	$18,881	$13,221
Revenue days	4,254	-	3,854	97
Suezmax:
Average rate	$29,762	$-	$18,973	$-
Revenue days	729	-	730	-
Aframax:
Average rate	$20,011	$-	$12,808	$-
Revenue days	1,386	-	2,020	-
Panamax:
Average rate	$16,263	$13,471	$12,988	$11,419
Revenue days	330	2,031	685	1,984

During 2019, TCE revenues for the Crude Tankers segment increased by $83,993, or 48%, to $259,517 from $175,524 in 2018, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, Aframax, and Panamax sectors aggregating approximately $77,105. Further contributing to the increase was the impact of a 259-day increase in VLCC revenue days aggregating $4,685, and a $13,655 increase in revenue in the Crude Tankers Lightering business during the current year. The net increase in VLCC days was the result of the acquisitions of one 2015-built and five 2016-built VLCCs which were delivered to the Company in June 2018, partially offset by the disposals of one 2000-built and one 2001-built VLCC in 2018, and 294 more drydock, repair and other off-hire days in the current year. Partially offsetting the revenue increases was a 961-day decrease in revenue days for the Aframax and Panamax sectors, which accounted for a revenue decrease of approximately $11,487, and was driven primarily by the sale of two 2001-built Aframaxes and a 2002-built Panamax between May and October 2018 along with the re-deployment of the Company’s 2002-built Aframax into its Crude Tankers Lightering business.

Of the total 294 day increase in VLCC off-hire days highlighted above, 164 days related to five VLCCs which were out of service to have scrubbers installed during the fourth quarter of 2019. The Company expects approximately 330 and 230 of VLCC off-hire days in the first and second quarters of 2020, respectively, as it completes scrubber installations on its 10 modern VLCCs in China. The expected off-hire days are subject to change due to impacts of the coronavirus (COVID-19) and other scheduling changes.

Vessel expenses decreased by $1,418 to $93,672 in 2019 from $95,090 in 2018. The primary drivers of the decrease were (a) a $10,734 decrease in vessel expenses which resulted from the VLCC, Aframax and Panamax sales noted above and (b) the sale of the Company’s only ULCC, which was idle in 2018 prior to its sale in June 2018 and accounted for approximately $1,255 of the decrease in vessel expenses. Such decreases were partially offset by a $8,053 increase in vessel expenses associated with the VLCC acquisitions described above and increased drydock deviation costs of $2,377.  Charter hire expenses increased by $11,305 to $35,114 in 2019 from $23,809 in 2018. The primary driver of the increase was a significant increase in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business to support anticipated increased full service lightering activity, with an additional factor being the impact of executing sale and lease back transactions for two 2009-built Aframaxes in March 2018. Depreciation and amortization increased by $4,956 to $59,387 in 2019 from $54,431 in 2018, principally resulting from the impact of the VLCC acquisitions described above aggregating $7,072, partially offset by a reduction of $3,432 relating to the vessel sales noted above.

International Seaways, Inc.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5,848 for 2019 and $8,122 for 2018. The decrease in the current year’s operating income as compared to the prior year primarily reflects a $14,650 increase in charter hire expense, substantially offset by a higher volume of revenue activity in the current year as noted above. In the current year, 57 full service and 378 service support only lighterings were performed, as compared to 49 full service and 355 service support only lighterings in the prior year. Additionally, during the current year the Crude Tankers Lightering business utilized certain of its chartered-in Aframaxes on 18 spot voyages, while only seven spot voyages were performed in the prior year. The Crude Tankers Lightering business had chartered in two ships on time charter during 2019 before rates and demand for full service lighterings decreased after the first quarter of 2019. These two ships were employed for substantial portions of 2019 at TCE rates below their charter-in rates as reflected by the year-over-year increase in the number of voyages performed.

Product Carriers

	2019	2018
TCE revenues	$80,402	$67,576
Vessel expenses	(29,533)	(40,615)
Charter hire expenses	(22,398)	(21,101)
Depreciation and amortization	(16,152)	(17,862)
Adjusted (loss)/income from vessel operations	$12,319	$(12,002)
Average daily TCE rate	$15,652	$10,594
Average number of owned vessels	9.9	13.3
Average number of vessels chartered-in under operating leases	4.5	4.8
Number of revenue days	5,137	6,379
Number of ship-operating days:
Owned vessels	3,630	4,872
Vessels bareboat chartered-in under operating leases	-	302
Vessels time chartered-in under operating leases	1,654	1,457

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2019 and 2018 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $486,  and $444 per day in 2019 and 2018, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2
Average rate	$20,242	$-	$12,729	$-
Revenue days	341	-	365	-
LR1 (1)
Average rate	$21,490	$-	$14,875	$-
Revenue days	1,766	-	1,416	-
MR
Average rate	$12,590	$-	$10,125	$5,294
Revenue days	3,013	-	4,257	340

(1)	During the 2019 and 2018 periods, each of the Company’s LR1s participated in the Panamax International pool and transported crude oil cargoes exclusively.

During 2019, TCE revenues for the Product Carriers segment increased by $12,826, or 19%, to $80,402 from $67,576 in 2018. Approximately $22,584 of such increase was attributable to increased average blended rates earned across all Product Carrier fleets, which was partially offset by a $9,799 decline in TCE revenues driven by a 1,242-day decrease in segment revenue days. The decline in revenue days reflects the impact of (i) a 1,585-day decrease in MR revenue days in the current period, resulting primarily from the sales of seven MRs between the first quarter of 2018 and the third quarter of 2019, and the redeliveries of one time chartered-in MR during the third quarter of 2019 and two bareboat chartered-in MRs during the second quarter of 2018, partially offset by (ii) a 367-

International Seaways, Inc.

day increase in LR1 revenue days in the current year primarily due to the commencement of a six-month time charter-in of a 2010-built LR1 in May 2019 and a two-year time charter-in of a 2006-built LR1 in August 2019.

The decreases in vessel expenses and depreciation and amortization during 2019 compared to 2018 were primarily due to the sales of MRs and bareboat charter-in redeliveries discussed above. Charter hire expenses increased by $1,297 to $22,398 in 2019 from $21,101 in 2018 as increases resulting from the entry into the LR1 charter-ins noted above were partially offset by decreases due to the MR redeliveries described above.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2019, general and administrative expenses increased by $2,494 to $26,798 from $24,304 in 2018. The primary drivers for such increase are (i) $2,145 in compensation and benefits costs, of which $1,116 relates to non-cash stock compensation, (ii) $222 in accounting and consulting fees, and (iii) $135 in insurance premiums for general liability and property insurance, cyber security insurance and workers compensation and U.S. Longshoremen insurance.

PROVISION FOR CREDIT LOSSES

During the year ended December 31, 2019, provision for credit losses totaling $1,245 were incurred, which was primarily related to one customer from the Company’s Crude Tankers Lightering business, for whom two full service lighterings were performed during the fourth quarter of 2018, who filed for bankruptcy in 2019.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2019, equity in income of affiliated companies decreased by $18,219 to $11,213 from $29,432 in 2018. This decrease was principally attributable to a $18,019 decrease in the equity in income of the LNG Joint Venture. This decrease was the result of the sale of the LNG Joint Venture during the fourth quarter of 2019, as discussed below and in further detail in Note 6, “Equity Method Investments,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data.”

On October 7, 2019, pursuant to a share purchase agreement, the Company sold its 49.9% ownership interest in the LNG Joint Venture with Qatar Gas Transport Company Limited (Nakilat) (“Nakilat”) to Nakilat pursuant to a share purchase agreement entered into on the closing date. The purchase price for the transaction was $123,000, excluding fees and expenses. The share purchase agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. The Company recorded a cash gain on the sale of $3,033 and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture of $21,615 into earnings from Accumulated Other Comprehensive Loss.

OTHER EXPENSE

Other expense was $943 for the year ended December 31, 2019 compared with $3,715 for the year ended December 31, 2018. The current period expense includes a 1% prepayment fee of $1,100 and the write-off of $3,558 of unamortized original issue discount and deferred financing costs associated with the $110,000 principal prepayments on the 2017 Debt Facilities. The prepayment fee was more than offset by a reduction in cash interest expense for the balance of 2019. Such charges were offset by interest income on cash balances and net actuarial gains associated with the retirement benefit obligation in the United Kingdom. Similarly, the 2018 expense consisted primarily of (i) the write-off of $2,400 in unamortized original issue discount and deferred financing costs associated with the prepayment of $60,000 made in connection with the 2017 Debt Facilities Second Amendment and the repurchase of $2,069 of the outstanding principal balance of the 10.75% Subordinated Notes, which were both treated as partial extinguishments, and (ii) $1,295 in issuance costs paid to lenders associated with 2017 Debt Facilities Second Amendment that were deemed to be an extinguishment. Such charges were partially offset by net actuarial gains associated with the retirement benefit obligation in the United Kingdom, interest income on cash balances and insurance claim recoveries.

Following the refinancing completed in January 2020 (See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”), the Company expects to recognize a net loss of approximately $13,757 relating to the extinguishment of the 2017 Term Loan Facility, the ABN Term Loan Facility, and the 10.75% Subordinated

International Seaways, Inc.

Notes. Such loss includes a prepayment premium of $992, which was paid in December 2019, related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12,765 of unamortized original issue discount and deferred financing costs associated with the extinguished debt facilities.

INTEREST EXPENSE

The components of interest expense are as follows:

	2019	2018
Interest before items shown below	$64,085	$58,964
Interest cost on defined benefit pension obligation	681	701
Impact of interest rate hedge derivatives	1,501	566
Interest expense	$66,267	$60,231

Interest expense was $66,267 in 2019, compared with $60,231 in 2018. Interest expense incurred on the debt facilities entered into by the Company during the second quarter of 2018 (See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”) accounted for substantially all of the period over period increases before the impact of pension and interest rate collar/cap and swaps. Partially offsetting such increases was a decrease related to the 2017 Term Loan Facility due to a $10,000 prepayment made on July 31, 2019 and a $100,000 prepayment made on October 8, 2019, both using restricted cash set aside from the proceeds of vessel sales and a portion of the proceeds from the sale of the Company’s equity interest in the LNG Joint Venture, and lower average LIBOR rates during the 2019 periods compared with the comparable periods in 2018.

Following the refinancing completed in January 2020, we anticipate cash interest expense to further decrease by approximately $15,000 on an annual basis based on current interest rates by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points.

INCOME TAX EXPENSE

The (provision)/benefit for income taxes for the years ended December 31, 2019 and 2018 were ($1) and $105, respectively, resulting from operations in certain foreign jurisdictions that are subject to income tax. During 2018, the Company recorded an income tax benefit as a result of the settlement of matters under examination by foreign taxing authorities.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2019. We will qualify for the Section 883 exemption for 2020 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

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

The following table reconciles net loss, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

	2019	2018
Net loss	$(830)	$(88,940)
Income tax provision/(benefit)	1	(105)
Interest expense	66,267	60,231
Depreciation and amortization	75,653	72,428
EBITDA	141,091	43,614
Third-party debt modification fees	30	1,306
Loss on disposal of vessels and other property, including impairments	308	19,680
Gain on sale of investment in affiliated companies	(3,033)	-
Release of other comprehensive loss upon sale of investment in affiliated companies	21,615	-
Write-off of deferred financing costs	3,558	2,400
Loss on extinguishment of debt	1,100	1,295
Adjusted EBITDA	$164,669	$68,295

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

Liquidity

Working capital at December 31, 2019 was approximately $73,000 compared with $92,000 at December 31, 2018. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash increased by approximately $33,000 during 2019. This increase reflects cash provided by operating activities of $87,486, proceeds from sale of investment in affiliated companies of $122,755, proceeds from disposal of vessels and other assets of $15,767 and net returns of capital and deposits received from affiliated companies of $6,533. Such cash inflows were partially offset by $37,181 in expenditures for vessels and other property, $111,100 of principal prepayments and associated prepayment premiums on the 2017 Term Loan Facility, $992 of prepaid repurchase premiums on the 10.75% Subordinated Notes, which were ultimately repurchased in January 2020, $100 of debt issuance costs related to the 2020 Debt Facilities (as described in Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data”), and scheduled principal amortization totaling $49,911 for the Company’s debt facilities.

Our cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest

International Seaways, Inc.

in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

As of December 31, 2019 we had total liquidity on a consolidated basis of $200,243 comprised of $150,243 of cash (including $60,572 of restricted cash) and $50,000 of remaining undrawn revolver capacity. Restricted cash of $60,572 as of December 31, 2019 represents legally restricted cash relating to the 2017 Term Loan, the Sinosure Credit Facility, the ABN Term Loan Facility, and the 10.75% Subordinated Notes. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities and, in the case of the 2017 Term loan, that cash proceeds from the sale of collateral vessels be reinvested in vessels within 12 months of such sale or be used to prepay the principal amount outstanding of the INSW Facilities.

As of December 31, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $661,095 and a total debt to total capitalization of 33.3%, which compares with 44.5% at December 31, 2018.

Giving pro forma effect to the January 2020 refinancing of the 2017 Term Loan, the ABN Term Loan Facility, and the 10.75% Subordinated Notes (as described below), total liquidity on a consolidated basis is expected to decrease to approximately $150,000, comprised of $130,000 of cash (including $17,583 of restricted cash related to the Sinosure Credit Facility only) and $20,000 of undrawn revolver capacity and total debt outstanding (net of original issue discount and deferred financing costs) is expected to decrease to approximately $654,000.

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

As of December 31, 2019, the Company has contractual commitments for the purchase and installation of marine exhaust gas cleaning systems on 10 of its modern VLCCs. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on 18 vessels with an option for the purchase and installation of one additional ballast water treatment system. As of December 31, 2019, the Company’s aggregate purchase commitments for vessel and vessel betterments, which includes the purchase of a 2009-built LR1 described below, are approximately $50,701 (see Aggregate Contractual Obligations Table below). The overall commitments could increase by approximately $2,100 if the remaining option for an additional ballast water treatment system unit is exercised. Such option expires December 2020. These systems are intended to be funded with available liquidity and proceeds from the sales of vessels.

The following is a summary of the significant capital allocation activities the Company has executed during the past twelve months:

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

International Seaways, Inc.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021. No shares were repurchased under such program during the year ended December 31, 2019.

In June and July 2019, the Company sold and delivered two 2004-built MRs for net proceeds aggregating $15,847.

On July 31, 2019, the Company made a prepayment of $10,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales.

On October 7, 2019, pursuant to a share purchase agreement entered into with Qatar Gas Transport Company Limited (Nakilat) (“Nakilat”), the Company sold its 49.9% ownership interest in the LNG Joint Venture with Nakilat to Nakilat. The sales proceeds were $123,000, excluding fees and expenses.

On October 8, 2019, the Company made an additional prepayment of $100,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales and a portion of the proceeds from the sale of the Company’s equity interest in the LNG Joint Venture.

During the fourth quarter of 2019, the Company entered into separate memorandums of agreements to sell a 2002-built Aframax and a 2001-built Aframax for delivery to buyers sometime before April 2020. The 2002-built Aframax was delivered to its buyer in January 2020. The Company expects to recognize an aggregate gain upon the completion of such sales in 2020.

In December 2019, the Company entered into a memorandum of agreement to acquire a 2009-built LR1, which was delivered to the Company in February 2020.

On December 30, 2019, the successful execution of the above transactions culminated in the Company entering into a  commitment letter with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank (“CACIB”), DNB Capital LLC (“DNB”) and Skandinaviska Enskilda Banken AB (PUBL) (“SEB”) with respect to senior secured credit facilities (the “2020 Debt Facilities”), the proceeds from which were primarily used in January 2020 to (i) repay the $331,519 outstanding principal balance under the 2017 Debt Facilities due 2022 and the $23,248 outstanding principal balance under the ABN Term Loan Facility due 2023, and (ii) to repurchase the $27,931 outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended.

The 2020 Debt Facilities consist of (i) a five-year senior secured term loan facility in an aggregate principal amount of $300,000 (the “Core Term Loan Facility”); (ii) a five-year revolving credit facility in an aggregate principal amount of $40,000 (the “Core Revolving Facility”); and (iii) a senior secured term loan credit facility with a maturity date of June 30, 2022 in an aggregate principal amount of $50,000 (the “Transition Term Loan Facility”). The available amounts under these facilities (except for $20,000 of the $40,000 available under the Core Revolving Facility) were drawn in full on January 28, 2020. The Core Term Loan Facility contains an uncommitted accordion feature whereby, for a period of up to 18 months following the closing date, the amount of the loan thereunder may be increased up to an additional $100,000 for the acquisition of Additional Vessels, subject to certain conditions.

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9,476 commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120,000 due at maturity. The Core Revolving Facility also matures on January 23, 2025. The Transition Term Loan Facility amortizes in 10 quarterly installments of $5,000 commencing March 31, 2020 and matures on June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the Credit Agreement. as defined in Note 8, “Debt”).

The 2020 Debt Facilities will reduce annual interest expense by approximately $15,000, by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points, while enabling INSW to maintain one of the lowest leverage ratios in the public shipping company sector and low cash break evens.

International Seaways, Inc.

See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details on the refinancing transaction and the terms of the 2020 Debt Facilities.

Outlook

Following successfully renewing our fleet near the bottom of the shipping industry cycle and significantly paying down high interest rate debt over the last 24-months, we believe our balance sheet positions us to continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positions us to generate sufficient cash to support our operations over the next twelve months.

Carrying Value of Vessels

At December 31, 2019, all of the Company’s owned vessels were pledged as collateral under certain of the Company’s debt facilities including the 2017 Debt Facilities, Sinosure Credit Facility, and ABN Term Loan Facility. The following table presents information with respect to the carrying amount of the Company’s pledged vessels by type and indicates whether their fair market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2019. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

At December 31, 2019	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value
Crude Tankers
VLCC	8.6	13	$792,543
Suezmax	2.4	2	107,331
Aframax	14.1	3	73,167
Panamax	17.2	7	53,958
Total Crude Tankers(1)	9.4	25	$1,026,999

Product Carriers
LR2	5.4	1	$58,967
LR1	11.0	4	83,956
MR	9.0	4	114,573
Total Product Carriers(2)	9.3	9	$257,496

(1)

As of December 31, 2019, the Crude Tankers segment includes vessels with an aggregate carrying value of $305,866, which the Company believes exceeds their aggregate market value of approximately $253,125 by $52,741.

(2)

As of December 31, 2019, the Product Carriers segment includes vessels with an aggregate carrying value of $257,496, which the Company believes exceeds their aggregate market value of approximately $206,500 by $50,996.

Off-Balance Sheet Arrangements

As of December 31, 2019, the FSO Joint Venture had total bank debt outstanding of $139,184, of which $69,592 was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220,000 secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying consolidated financial statements). The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test, as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see Note 8, “Debt,” to the accompanying consolidated financial statements). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of December 31, 2019, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $70,822 and the carrying value of the Company’s guaranty in the accompanying consolidated balance sheet was $264.

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

On November 30, 2016, INSW was spun off from OSG as a separate publicly traded company.  In connection with the spin-off, INSW and OSG entered into several agreements, including a separation and distribution agreement, an employee matters agreement and a transition services agreement. While most of the obligations under those agreements were subsequently fulfilled, certain provisions (including in particular mutual indemnification provisions under the separation and distribution agreement and the employee matters agreement) continue in force.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2019 follows:

						Beyond
	2020	2021	2022	2023	2024	2024	Total
2017 Term Loan - floating rate(1)	$68,200	$40,707	$279,787	$-	$-	$-	$388,694
ABN Term Loan - floating rate(2)	4,622	4,438	4,257	13,116	-	-	26,433
Sinosure Credit Facility - floating rate(3)	36,140	35,035	33,897	32,758	31,643	167,517	336,990
8.5% Senior Notes - fixed rate	2,125	2,125	2,125	26,063	-	-	32,438
10.75% Subordinated Notes - fixed rate	3,003	3,631	3,631	29,747	-	-	40,012
Operating lease obligations (4)
Bareboat Charter-ins	6,295	6,278	6,278	4,532	-	-	23,383
Time Charter-ins	14,084	4,660	-	-	-	-	18,744
Office space	1,166	838	173	178	178	-	2,533
Vessel & vessel betterment commitments(5)	50,234	349	118	-	-	-	50,701
Total	$185,869	$98,061	$330,266	$106,394	$31,821	$167,517	$919,928

International Seaways, Inc.

(1)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the 2017 Term Loan Facility of 6.0% plus the estimated floating rates during the periods. The estimated floating rate through December 31, 2020 is 1.98% (which is both the cap and the floor rate under the Company’s interest rate collar for such period) and 1.80% thereafter, which is based on one-month LIBOR as of December 31, 2019 (which falls between the cap and floor rate under the Company’s interest rate collar for the period from January 1, 2021 through December 31, 2022).

(2)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the aggregate effective three-month LIBOR rate as of December 31, 2019 of 1.89% and applicable margin for the ABN Term Loan facility of 3.25%.

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

(4)

As of December 31, 2019, the Company had charter-in commitments for six vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases.  Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. Upon adoption of ASU 2016-02 Leases (ASC 842) on January 1, 2019, the full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances.

(5)

Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 18 vessels,  the purchase and installation of scrubbers on 10 of its VLCC tankers, and the acquisition of one 2009-built LR1 which was delivered to the Company during the first quarter of 2020. In addition, the Company is party to an agreement granting INSW the option to purchase an additional ballast water treatment system for installation before December 2020. If exercised, such option could increase the Company’s commitments by approximately $2,100.

As described above in Sources, Uses and Management of Capital, on January 28, 2020, the available amounts under the Core Term Loan Facility and the Transition Term Loan Facility were drawn in full, and $20,000 of the $40,000 available under the Core Revolving Facility was also drawn. Those proceeds, together with available cash, were used to repay or repurchase the outstanding principal balances and accrued interest payable under (i) the 2017 Debt Facilities, (ii) the ABN Term Loan Facility, and (iii) the Company’s 10.75% subordinated notes due 2023. The following table depicts the principal amortization and estimated interest payable under 2020 Debt Facilities for the next 5 years and beyond:

						Beyond
	2020	2021	2022	2023	2024	2024	Total
Core Term Loan - floating rate(a)	$40,665	$49,192	$47,558	$45,869	$44,255	$120,300	$347,839
Core Revolving Facility - floating rate(b)	20,154	-	-	-	-	-	20,154
Transition Term Loan - floating rate(c)	22,070	21,204	10,200	-	-	-	53,474
Total	$82,889	$70,396	$57,758	$45,869	$44,255	$120,300	$421,467

(a)

Amounts shown include contractual interest obligations of floating rate debt estimated based on (i) the applicable margin for the Core Term Loan Facility of 2.60% through August 15, 2020 and 2.40% thereafter, and (ii) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $250,000 notional amount covered in the interest rate swap (as described below under Risk Management) and the effective three-month LIBOR rate of 1.80% as of January 28, 2020 for the remaining outstanding balance.

(b)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Revolving Facility of 2.60% plus the effective three-month LIBOR rate of 1.80% as of January 28, 2020, assuming that amounts drawn on January 28, 2020 are repaid March 31, 2020.

(c)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Transition Term Loan Facility of 3.50%  plus the effective three-month LIBOR rate of 1.80% as of January 28, 2020.

International Seaways, Inc.

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

During 2019, the Company was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap had a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which was composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement was designated and qualified as a cash flow hedge and contained no leverage features. The Interest Rate Collar, which continued to cover a notional amount of $350,000, was effective July 31, 2019 and provided for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

The Company determined that as of September 30, 2019, the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of a $100,000 prepayment made on October 8, 2019 using a substantial portion of the proceeds from the sale of the LNG Joint Venture (See Note 8, “Debt,” in the accompanying consolidated financial statements). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar was no longer deferred through Other Comprehensive Income/(Loss) and amounts previously deferred in Accumulated Other Comprehensive Loss remained so classified until the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Changes in the fair value of the interest rate collar recorded through earnings during the fourth quarter of 2019 totaled an aggregate gain of $923.

In connection with its entry into the Core Term Loan Facility (as discussed above), the Company, in a cashless transaction, converted the $350,000 notional interest rate collar into a $250,000 notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility at a fixed rate of 1.97%. The Company expects to be able to re-designate all or a significant portion of the notional amount of the interest rate swap for cash flow hedge accounting for its remaining term. As of December 31, 2019, the Company released accumulated other comprehensive loss of $469 to earnings as it was probable that the expected notional amount of the re-designated hedge will fall below the notional amount of the Interest Rate Collar.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate through the termination date. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019.

In light of the expected discontinuation of the use of LIBOR after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party.  Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. The Company believes that as the 2021 sunset date draws closer, all parties will have greater clarity on the predominant alternative reference rate in effect that will be used going forward.

International Seaways, Inc.

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

Fuel price volatility risk

In addition to the Company’s current program of installing scrubbers on certain vessels in its fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
At December 31, 2019	2020	2021	2022	2023	2024	2024	Total	Dec. 31, 2019
Liabilities
Debt
Fixed rate debt	$-	$-	$-	$52.9	$-	$-	$52.9	$58.8
Average interest rate	9.69%	9.84%	10.87%	10.78%
Variable rate debt (1)	$70.4	$45.5	$296.8	$36.4	$23.6	$151.8	$624.5	$626.2
Average interest rate (1)	6.54%	6.45%	5.94%	4.84%	4.83%	4.13%

(1)

Includes amounts outstanding under the Sinosure Credit Facility as floating rate debt estimated based on (i) the fixed rate stated in the related floating-to-fixed interest rate swap through the swap maturity date of March 21, 2025, or (ii) the effective three-month LIBOR rate for periods after the swap maturity date, plus the applicable margin for the Sinosure Credit Facility of 2.00%.

As of December 31, 2019, the Company had secured term loans (the 2017 Term Loan Facility, the Sinosure Credit Facility, and the ABN Term Loan Facility) and a revolving credit facility (2017 Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. As discussed in Interest rate risk section above, the Company entered into an interest rate collar agreement for 2017 Term Loan and an interest rate swap agreement for Sinosure Credit Facility to limit the floating interest rate exposure associated with the debt facilities. There was no outstanding balance under the 2017 Revolver Facility as of December 31, 2019.

The outstanding balance of the 2017 Term Loan Facility, the ABN Term Loan Facility, and 10.75% Subordinated Notes were paid off following the debt refinance transactions completed on January 28, 2020 (as discussed above). In addition, in connection with its entry into the Core Term Loan Facility, the Company also amended its existing interest rate hedging arrangements in respect of the 2017 Debt Facilities to among other things decrease the notional hedged amount to an amount of $250,000 and extend the term of such hedging arrangement to coincide with the maturity of the Core Term Loan Facility. The following table gives effect of the refinancing transaction on the Company’s debt:

International Seaways, Inc.

						Beyond
Pro forma at December 31, 2019	2020	2021	2022	2023	2024	2024	Total
Liabilities
Debt
Fixed rate debt	$-	$-	$-	$25.0	$-	$-	$25.0
Average interest rate	8.76%	8.50%	8.50%	8.50%
Variable rate debt	$92.0	$81.5	$71.5	$61.5	$61.5	$271.8	$639.8
Average interest rate	4.91%	4.75%	4.74%	4.73%	4.74%	4.14%

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

Voyage charters contain a lease component if the contract (i) specifies a specific vessel asset; and (ii) has terms that allow the charterer to exercise substantive decision-making rights, which have an economic value to the charterer and therefore allow the charterer to direct how and for what purpose the vessel is used. Judgement is required in identifying what constitutes substantive decision-making rights for charterers. The Company believes that a voyage charter that gives a charterer the ability to select between multiple load ports or discharge ports, whether or not is disparate geographic locations, grants the charterer substantive decision making rights. However, conclusions vary between various vessel owners that may result in a different classification and treatment of a similar voyage charter contract as a service contract with a lease component or as a service contract without a lease component. Voyage charter revenues and expenses are recognized ratably over the estimated length of each voyage. For a voyage charter which contains a lease component, revenue and expenses are recognized based on a lease commencement-to-discharge basis and the lease commencement date is the latter of discharge of the previous cargo or voyage charter contract signing. For voyage charters that do not have a lease component, revenue and expenses are recognized based on a load-to-discharge basis. Accordingly, voyage expenses

International Seaways, Inc.

incurred during a vessel’s positioning voyage to a load port in order to serve a customer under a voyage charter not containing a lease are considered costs to fulfill a contract and are deferred and recognized ratably over the load-to-discharge portion of the contract.

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

The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee. Accordingly, effective January 1, 2019, the Company’s primary revenue streams are accounted for as lease revenue under ASC 842, except for revenue from voyage charters that do not meet the definition of a lease. Such contracts will continue to be accounted for as service revenue in accordance with the provisions of ASC 606.

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

Leases

The Company currently has two major categories of operating lease contracts under which the Company is a lessee – chartered-in vessels and leased office and other space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office and other space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. The Company has elected not to apply ASC 842 to its portfolio of short-term leases.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement

International Seaways, Inc.

date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes accrued lease payments and lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Vessel Lives and Salvage Values

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for FSO service vessels for which estimated useful lives of 30 years are used) from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e. its current fair value) if a vessel impairment charge is recorded.

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

Company management estimates the scrap value of all of its vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, the historic pattern of annual average scrap rates over the five years ended December 31, 2019, which ranged from $235 to $440 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of scrapping activity in 2020 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements or proposals, costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age and IMO 2020 requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

International Seaways, Inc.

expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12‑year historical average rates, based on monthly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management uses the published 12‑year historical average rates in its assumptions because it is management’s belief that the 12‑year period captures a distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12‑year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and estimates of residual value for recyclings are based upon the pattern of scrap rates used in management’s evaluation of salvage value for purposes of recording depreciation. Finally, for vessels that are being considered for disposal before the end of their respective useful lives, the Company utilizes weighted probabilities assigned to the possible outcomes for such vessels being sold or scraped before the end of their respective useful lives.

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

2019 Impairment Evaluation — Management gave consideration as to whether any events and changes in circumstances existed as of December 31, 2019 that could be viewed as indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2019 and determined there were no such events or changes in circumstances.

2018 Impairment Evaluation — Management gave consideration on a quarterly basis to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s fleet were not recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018; one VLCC that was held-for-sale as of September 30, 2018; and as of December 31, 2018, one MR that had an increased likelihood of disposal prior to the end of its useful life.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of June 30, 2018, the Company utilized weighted probabilities assigned to possible outcomes for each of the three vessels for which impairment trigger events were determined to exist. The Company entered into a memorandum of agreement for the sale of the Panamax vessel in early

International Seaways, Inc.

July 2018. Accordingly, a 100% probability was attributed to the vessel being sold before the end of its useful life. As the Company was considering selling the other two vessels as a part of its fleet renewal program, 50% probabilities were assigned to the possibility that the two Aframax vessels would be sold prior to the end of their respective useful lives. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market approach by using the sales price per the memorandum of agreement. Based on the tests performed, the sum of the undiscounted cash flows for each of the two Aframax vessels was more than its carrying value as of June 30, 2018 and the sum of the undiscounted cash flows for the Panamax vessel was less than its carrying value as of June 30, 2018. Accordingly, an impairment charge totaling $948 was recorded for the Panamax vessel to write-down its carrying value to its estimated fair value at June 30, 2018.

Held-for-sale impairment charges aggregating $16,419 were recorded during the third quarter of 2018 including (i) a charge of $14,226 to write the value of the VLCC held-for-sale at September 30, 2018 down to its estimated fair value; (ii) a charge of $361 for estimated costs to sell the vessel; and (iii) a charge of $1,832 for the write-off of other assets associated with the operations of the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price per the memorandum of agreement.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment test as of December 31, 2018, the Company utilized weighted probabilities assigned to possible outcomes for the MR for which an impairment triggering event was determined to exist. As the Company was considering selling the MR as a part of its fleet renewal program, a 50% probability was assigned to the possibility that the vessel will be sold prior to the end of its useful life. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by utilizing a combination of third party appraisals and recently executed vessel sale transactions. Based on the tests performed, the sum of the undiscounted cash flows for the vessel was less than its carrying value as of December 31, 2018. Accordingly, an impairment charge totaling $1,670 was recorded to write-down the vessel’s carrying value to its estimated fair value at December 31, 2018.

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

The Company qualitatively and quantitatively evaluated its equity method investments for the existence of other-than-temporary impairments as of December 31, 2019 and 2018 and determined that such impairments did not exist.

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

Pension Benefits

The Company has obligations outstanding under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), a defined benefit pension plan maintained by a subsidiary in the U.K., who is the principal employer of the Scheme. The plan has been closed to new entrants and accrual since June 2014. The Company has recorded pension benefit costs based on valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. The Company is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Scheme and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

International Seaways, Inc.

In determining the benefit obligations at the end of year measurement date, the Company continues to use an equivalent single weighted-average discount rate, at December 31, 2019 (2.00%) and 2018 (2.80%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as Scheme. The Company also assumed a long-term rate of return on the Scheme assets of 3.89% and 4.46% at December 31, 2019 and 2018, respectively, based on the asset mix as of such dates and management’s estimate of the long-term rate of return that could be achieved over the remaining duration of the Scheme.

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

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2019, 2018 and 2017

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$89,671	$58,313
Voyage receivables, including unbilled of $74,355 and $87,725	83,845	94,623
Other receivables	3,938	5,246
Inventories	3,896	3,066
Prepaid expenses and other current assets	5,994	5,912
Current portion of derivative asset	-	460
Total Current Assets	187,344	167,620
Restricted cash	60,572	59,331
Vessels and other property, less accumulated depreciation	1,292,516	1,330,795
Deferred drydock expenditures, net	23,125	16,773
Operating lease right-of-use assets	33,718	-
Investments in and advances to affiliated companies	153,292	268,322
Long-term derivative asset	-	704
Other assets	2,934	5,056
Total Assets	$1,753,501	$1,848,601

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,554	$23,008
Current portion of operating lease liabilities	12,958	-
Current installments of long-term debt	70,350	51,555
Current portion of derivative liability	3,614	707
Total Current Liabilities	114,476	75,270
Long-term operating lease liabilities	17,953	-
Long-term debt	590,745	759,112
Long-term portion of derivative liability	6,545	1,922
Other liabilities	1,489	2,442
Total Liabilities	731,208	838,746

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 29,274,452 and 29,184,501
shares issued and outstanding	1,313,178	1,309,269
Accumulated deficit	(270,315)	(269,485)
	1,042,863	1,039,784
Accumulated other comprehensive loss	(20,570)	(29,929)
Total Equity	1,022,293	1,009,855
Total Liabilities and Equity	$1,753,501	$1,848,601

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2019	2018	2017
Shipping Revenues:
Pool revenues, including $165,583, $94,441 and $39,572
from companies accounted for by the equity method	$254,055	$177,206	$177,347
Time and bareboat charter revenues	27,625	25,961	55,106
Voyage charter revenues	84,504	67,194	57,648
	366,184	270,361	290,101

Operating Expenses:
Voyage expenses	26,265	27,261	15,106
Vessel expenses	123,205	135,003	141,235
Charter hire expenses	57,512	44,910	41,700
Depreciation and amortization	75,653	72,428	78,853
General and administrative	26,798	24,304	24,453
Provision for credit losses	1,245	-	-
Third-party debt modification fees	30	1,306	9,240
Separation and transition costs	-	-	604
Loss on disposal of vessels and other property, including impairments	308	19,680	86,855
Total operating expenses	311,016	324,892	398,046
Income/(loss) from vessel operations	55,168	(54,531)	(107,945)
Equity in income of affiliated companies	11,213	29,432	48,966
Operating income/(loss)	66,381	(25,099)	(58,979)
Other expense	(943)	(3,715)	(5,818)
Income/(loss) before interest expense and income taxes	65,438	(28,814)	(64,797)
Interest expense	(66,267)	(60,231)	(41,247)
Loss before income taxes	(829)	(89,045)	(106,044)
Income tax (provision)/benefit	(1)	105	(44)
Net loss	$(830)	$(88,940)	$(106,088)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	29,225,483	29,136,634	29,159,440

Per Share Amounts:
Basic and diluted net loss per share	(0.03)	(3.05)	(3.64)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2019	2018	2017
Net loss	$(830)	$(88,940)	$(106,088)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	9,788	7,469	11,328
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	32	(13)	(31)
Net change in unrecognized actuarial losses	(461)	3,022	563
Other Comprehensive Income, net of tax	9,359	10,478	11,860
Comprehensive Income/(Loss)	$8,529	$(78,462)	$(94,228)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(830)	$(88,940)	$(106,088)
Items included in net loss not affecting cash flows:
Depreciation and amortization	75,653	72,428	78,853
Loss on write-down of vessels and other assets	-	19,037	88,408
Amortization of debt discount and other deferred financing costs	6,920	6,212	6,423
Deferred financing costs write-off	3,558	2,400	7,020
Stock compensation, non-cash	4,278	3,162	3,808
Earnings of affiliated companies	(30,266)	(29,201)	(49,427)
Release other comprehensive loss upon sale of investment in affiliated companies	21,615	-	-
Change in fair value of interest rate collar recorded through earnings	(923)	-	-
Other – net	1,461	448	131
Items included in net loss related to investing and financing activities:
Loss/(gain) on disposal of vessels and other assets, net	308	643	(1,553)
Gain on sale of investment in affiliated companies	(3,033)	-	-
Loss on extinguishment of debt	1,100	1,295	-
Cash distributions from affiliated companies	13,855	43,622	21,220
Payments for drydocking	(19,546)	(4,520)	(21,396)
Insurance claims proceeds related to vessel operations	2,179	5,436	1,964
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	10,778	(36,436)	8,730
Decrease in deferred revenue	(25)	(893)	(4,730)
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	404	(7,173)	(15,968)
Net cash provided by/(used in) operating activities	87,486	(12,480)	17,395
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(36,607)	(148,946)	(173,535)
Proceeds from disposal of vessels and other property	15,767	169,292	18,344
Expenditures for other property	(574)	(1,096)	(406)
Proceeds from sale of investment in affiliated companies	122,755	-	-
Investments in and advances to affiliated companies, net	2,338	3,679	(731)
Repayments of advances from joint venture investees	4,195	100,780	19,530
Net cash provided by/(used in) investing activities	107,874	123,709	(136,798)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	(100)	70,120	614,933
Payments on debt	(49,911)	(71,610)	(54,983)
Extinguishment of debt	(110,000)	(62,069)	(458,416)
Premium on extinguishment of debt	(2,092)	-	-
Repurchases of common stock	-	-	(3,177)
Cash paid to tax authority upon vesting of stock-based compensation	(369)	(410)	(349)
Other – net	(289)	(222)	-
Net cash (used in)/provided by financing activities	(162,761)	(64,191)	98,008
Net increase/(decrease) in cash, cash equivalents and restricted cash	32,599	47,038	(21,395)
Cash, cash equivalents and restricted cash at beginning of year	117,644	70,606	92,001
Cash, cash equivalents and restricted cash at end of year	$150,243	$117,644	$70,606

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
Balance at January 1, 2017	$1,306,236	(74,457)	(52,267)	$1,179,512
Net loss	-	(106,088)	-	(106,088)
Other comprehensive income	-	-	11,860	11,860
Forfeitures of vested restricted stock awards	(261)	-	-	(261)
Compensation relating to restricted stock awards	841	-	-	841
Compensation relating to restricted stock units awards	2,141	-	-	2,141
Compensation relating to stock option awards	826	-	-	826
Repurchase of common stock	(3,177)	-	-	(3,177)
Balance at December 31, 2017	1,306,606	(180,545)	(40,407)	1,085,654
Net loss	-	(88,940)	-	(88,940)
Other comprehensive income	-	-	10,478	10,478
Forfeitures of vested restricted stock awards	(499)	-	-	(499)
Compensation relating to restricted stock awards	860	-	-	860
Compensation relating to restricted stock units awards	1,412	-	-	1,412
Compensation relating to stock option awards	890	-	-	890
Balance at December 31, 2018	1,309,269	(269,485)	(29,929)	1,009,855
Net loss	-	(830)	-	(830)
Other comprehensive income	-	-	9,359	9,359
Forfeitures of vested restricted stock awards	(369)	-	-	(369)
Compensation relating to restricted stock awards	899	-	-	899
Compensation relating to restricted stock units awards	2,317	-	-	2,317
Compensation relating to stock option awards	1,062	-	-	1,062
Balance at December 31, 2019	$1,313,178	$(270,315)	$(20,570)	$1,022,293

See notes to consolidated financial statements

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

As of December 31, 2019, the Company’s operating fleet consisted of 42 vessels, 36 of which were owned (including two Floating Storage and Offloading (“FSO”) service vessels in which the Company has joint venture ownership interests), with the remaining vessels chartered-in. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Subsequent to December 31, 2019, the Company delivered a 2002-built Aframax to its buyer and acquired a 2009-built LR1, which will be deployed into the Panamax International pool by the end of the first quarter of 2020 (see Note 5, “Vessels, Deferred Drydock and Other Property”). Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.    Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $60,572 and $59,331 as of December 31, 2019 and December 31, 2018, respectively, represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Subordinated Notes (as defined in Note 8, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheets.

2.    Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the voyage receivables balance. We determine the allowance based on troubled accounts, historical experience, and other currently available evidence. Provisions for doubtful accounts associated with operating lease receivables and non-operating lease receivables are included in provision for credit losses on the consolidated statements of operations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 are net of an allowance for doubtful accounts of $1,245 and $0, respectively. The provisions for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 were $1,245, $0 and $0, respectively. During the three years ended December 31, 2019, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 88% of consolidated voyage receivables at December 31, 2019 and December 31, 2018.

International Seaways, Inc.

3.    Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.    Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Interest costs are capitalized to vessels during the period that vessels are under construction. No interest was capitalized during 2019, 2018 or 2017 since the Company had no vessel under construction.

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

5.    Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 5, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2019.

6.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $274 and $413 relating to the 2017 Revolver Facility are included in other assets in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. Unamortized deferred financing charges of $16,309 and $26,647 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes are included in long-term debt in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Interest expense relating to the amortization of deferred financing costs amounted to $4,848 in 2019, $3,933 in 2018 and $5,115 in 2017.

7.    Revenue and expense recognition — The Company recognizes revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606). The standard provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction

International Seaways, Inc.

price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee. Accordingly, effective January

International Seaways, Inc.

1, 2019, the Company’s primary revenue streams are accounted for as lease revenue under ASC 842, except for revenue from voyage charters that do not meet the definition of a lease. Such contracts will continue to be accounted for as service revenue in accordance with the provisions of ASC 606.

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

8.    Leases —  The Company currently has two major categories of lease contracts under which the Company is a lessee – chartered-in vessels and leased office and other space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office and other space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. Further, ASC 842 also allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases (i.e., leases with an original term of 12-months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The accounting policy election for short-term leases is required to be made by class of underlying asset to which the right of use relates. The Company has elected not to apply ASC 842 to its portfolio of short-term leases existing on January 1, 2019 (see Note 16, “Leases,” for additional information with respect to the Company’s short-term leases).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheets. The Company does not have finance leases.

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

International Seaways, Inc.

See discussion above under revenue and expense recognition for the Company’s accounting policy on revenues from leases. See Note 16, “Leases,” for additional disclosures on leases and the impact of adopting ASC 842 on January 1, 2019.

9.    Derivatives —ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either recorded to current earnings (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge).

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

Any gain or loss realized upon the early termination of an interest rate cap, collar or swaps is recognized as an adjustment of interest expense over the shorter of the remaining term of the derivative instruments or the hedged debt. See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate cap, collar and swaps and other financial instruments.

10.  Fair value measurements —  We account for certain assets and liabilities at fair value under ASC 820. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivative assets and liabilities primarily include cash and cash equivalents and the 8.50% Senior Notes.

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our Level 2 non-derivative liabilities primarily include the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility and 10.75% Subordinated Notes. Our Level 2 derivative assets and liabilities primarily include our interest rate cap, collar and swaps.

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

International Seaways, Inc.

11.  Income taxes —The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

12.  Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 6, “Equity Method Investments,” for further discussion of the Company’s evaluation of impairment of its equity method investments during the three years ended December 31, 2019.

13.  Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, judgements involved in identifying performance obligations in revenue contracts, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation, estimates used in assessing the recoverability of equity method investments and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

14.   Recently adopted accounting standards — In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), a standard that requires lessees to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The FASB has issued several amendments and practical expedients to the standard, including clarifying guidance, transition relief on comparative reporting at adoption, the lessee practical expedient, which allows lessees, as an accounting policy election made by class of underlying asset, to choose not to separate non-lease components from lease components and instead combine the separate lease and non-lease components and account for them as a single lease components, the lessor practical expedient, which allows entities to choose to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient, a practical expedient, which allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases, and codification improvements to clarify that lessees and lessors are exempt from certain interim disclosure requirement associated with adopting the new leases standard. The new standard is effective for us beginning January 1, 2019 and we adopted the standard using the modified retrospective transition approach, which allows the Company to recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption rather than restate our comparative prior year periods. Based on our analysis, the cumulative effect adjustment to the opening balance of accumulated deficit is zero because (i) we do not have any unamortized initial direct costs as of January 1, 2019 that need to be written off; (ii) we do not have any deferred gain or loss from our previous sale and operating leaseback transactions that need to be recognized; and (iii) the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same and even if accounted for separately, the lease component of such contracts would be considered operating leases. We elected certain available practical expedients and

International Seaways, Inc.

implemented internal controls and key system functionality to enable the preparation of financial information on adoption. See Note 15, “Revenue” and Note 16, “Leases,” for further information and the impact of adopting ASC 842 on January 1, 2019.

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

15.   Recently issued accounting standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Unlike the incurred loss models under existing standards, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, an entity will recognize its estimate of expected credit losses for financial assets as of the end of the reporting period. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. In addition, for financial guarantees in the scope of ASC 326, entities must measure the expected credit losses arising from the contingent aspect under the CECL model in addition to recognizing the liability for the noncontingent aspect of the guarantee under ASC 460, Guarantees. A standalone liability representing the amount that it expects to pay on the guarantee related to expected credit losses is required for the contingent aspect. Financial assets measured at fair value through net income are scoped out of CECL. The ASU requires a cumulative-effect adjustment to the retained earnings as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not to be adjusted. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the new leasing standard, ASC 842. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2019 and early adoption is permitted. We are in the process of evaluating financial assets on our balance sheet for potential credit losses under the CECL model, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Most of our voyage receivables are operating lease receivables, which are not in the scope of ASC 326. Upon adoption of ASC 326, management expects that based on our current portfolio of financial assets, we will recognize an immaterial cumulative-effect increase to the accumulated deficit as of January 1, 2020 due to (i) an increase in our allowance for doubtful accounts; and (ii) the recognition of guarantee liabilities associated with the contingent aspect of our current financial guarantee obligations.

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

There were 48,014,  42,449 and 35,876 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2019, 2018 and 2017, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2019, there were 276,430 shares of restricted stock units and 538,632 stock options outstanding considered to be potentially dilutive securities.

The components of the calculation of basic and diluted earnings per share are as follows:

	2019	2018	2017
Net loss	$(830)	$(88,940)	$(106,088)

Weighted average common shares outstanding:
Basic	29,225,483	29,136,634	29,159,440
Diluted	29,225,483	29,136,634	29,159,440

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	2019	2018	2017
Net loss allocated to:
Common Stockholders	$(830)	$(88,940)	$(106,088)
Participating securities	-	-	-
	$(830)	$(88,940)	$(106,088)

International Seaways, Inc.

There were no dilutive equity awards outstanding for the years ended December 31, 2019, 2018 and 2017. Awards of 746,616,  523,544 and 397,833 for the years ended December 31, 2019, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers is included in Other. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, separation and transition costs and loss on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2019 follows:

International Seaways, Inc.

	Crude	Product
	Tankers	Carriers	Other	Totals
2019
Shipping revenues	$285,356	$80,828	$-	$366,184
Time charter equivalent revenues	259,517	80,402	-	339,919
Depreciation and amortization	59,387	16,152	114	75,653
Loss on disposal of vessels and other property	82	226	-	308
Adjusted income/(loss) from vessel operations	71,344	12,319	(114)	83,549
Equity in income/(loss) of affiliated companies	19,383	-	(8,170)	11,213
Investments in and advances to affiliated companies at December 31, 2019	143,095	10,197	-	153,292
Adjusted total assets at December 31, 2019	1,284,631	313,063	-	1,597,694
Expenditures for vessels and vessel improvements	33,384	3,223	-	36,607
Payments for drydockings	16,997	2,549	-	19,546
2018
Shipping revenues	$202,396	$67,965	$-	$270,361
Time charter equivalent revenues	175,524	67,576	-	243,100
Depreciation and amortization	54,431	17,862	135	72,428
Loss/(gain) on disposal of vessels and other property, including impairments	22,992	(3,312)	-	19,680
Adjusted income/(loss) from vessel operations	2,194	(12,002)	567	(9,241)
Equity in income of affiliated companies	19,582	-	9,850	29,432
Investments in and advances to affiliated companies at December 31, 2018	143,789	12,321	112,212	268,322
Adjusted total assets at December 31, 2018	1,285,433	328,792	112,212	1,726,437
Expenditures for vessels and vessel improvements	146,322	2,624	-	148,946
Payments for drydockings	4,121	399	-	4,520
2017
Shipping revenues	$192,426	$97,675	$-	$290,101
Time charter equivalent revenues	178,812	96,183	-	274,995
Depreciation and amortization	56,302	22,418	133	78,853
Loss on disposal of vessels and other property, including impairments	85,625	1,230	-	86,855
Adjusted income/(loss) from vessel operations	21,623	(8,385)	(31)	13,207
Equity in income of affiliated companies	34,577	-	14,389	48,966
Investments in and advances to affiliated companies at December 31, 2017	260,884	15,612	102,398	378,894
Adjusted total assets at December 31, 2017	1,104,714	382,905	102,025	1,589,644
Expenditures for vessels and vessel improvements	172,164	1,371	-	173,535
Payments for drydockings	17,606	3,790	-	21,396

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	2019	2018	2017
Time charter equivalent revenues	$339,919	$243,100	$274,995
Add: Voyage expenses	26,265	27,261	15,106
Shipping revenues	$366,184	$270,361	$290,101

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

International Seaways, Inc.

Reconciliations of adjusted income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

	2019	2018	2017
Total adjusted income/(loss) from vessel operations of all segments	$83,549	$(9,241)	$13,207
General and administrative expenses	(26,798)	(24,304)	(24,453)
Provision for credit losses	(1,245)	-	-
Third-party debt modification fees	(30)	(1,306)	(9,240)
Separation and transition costs	-	-	(604)
Loss on disposal of vessels and other property, including impairments	(308)	(19,680)	(86,855)
Consolidated income/(loss) from vessel operations	55,168	(54,531)	(107,945)
Equity in income of affiliated companies	11,213	29,432	48,966
Other expense	(943)	(3,715)	(5,818)
Interest expense	(66,267)	(60,231)	(41,247)
Loss before income taxes	$(829)	$(89,045)	$(106,044)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

	December 31,	December 31,
	2019	2018
Total assets of all segments	$1,597,694	$1,726,437
Corporate unrestricted cash and cash equivalents	89,671	58,313
Restricted cash	60,572	59,331
Other unallocated amounts	5,564	4,520
Consolidated total assets	$1,753,501	$1,848,601

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2019 follows:

	Crude	Product
	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2019	$1,051,848	$263,651	$142	$1,315,641
Total vessels, deferred drydock and other property at December 31, 2018	1,057,994	289,317	257	1,347,568
Total vessels, deferred drydock and other property at December 31, 2017	800,362	339,627	374	1,140,363

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

	December 31,	December 31,
	2019	2018
Vessels, at cost	$1,650,670	$1,629,647
Accumulated depreciation	(361,088)	(301,885)
Vessels, net	1,289,582	1,327,762
Other property, at cost	6,714	8,199
Accumulated depreciation and amortization	(3,780)	(5,166)
Other property, net	2,934	3,033
Total Vessels and other property	$1,292,516	$1,330,795

All of the Company’s vessels are pledged as collateral under either the 2017 Term Loan Facility, Sinosure Credit Facility, or ABN Term Loan Facility (see Note 8, “Debt”). The aggregate carrying value of the 27 vessels pledged as collateral under the 2017 Term Loan Facility, the six vessels pledged as collateral under Sinosure Credit Facility, and the vessel pledged as collateral under the ABN

International Seaways, Inc.

Term Loan Facility at December 31, 2019 was $799,732,  $433,865, and $52,774, respectively. A breakdown of the carrying value of the Company’s owned vessels by reportable segment and fleet as of December 31, 2019 and 2018 follows:

			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
As of December 31, 2019	Cost	Depreciation	Value		(by dwt)	Vessels
Crude Tankers
VLCC	$1,028,760	$(236,217)	$792,543		8.6	13
Suezmax	117,338	(10,007)	107,331		2.4	2
Aframax(1)	96,038	(19,659)	76,379		14.1	3
Panamax	59,181	(5,223)	53,958		17.2	7
Total Crude Tankers	1,301,317	(271,106)	1,030,211	(2)	9.4	25

Product Carriers
LR2	73,681	(14,714)	58,967		5.4	1
LR1 (4)	108,251	(22,420)	85,831		11.0	4
MR	167,421	(52,848)	114,573		9.0	4
Total Product Carriers	349,353	(89,982)	259,371	(3)	9.3	9

Fleet Total	$1,650,670	$(361,088)	$1,289,582		9.4	34

(1)	Net carrying value includes assets capitalized on two bareboat chartered-in Aframaxes.
(2)

Includes four VLCCs, one Aframax, and one Panamax with an aggregate carrying value of $305,866, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $253,125 by $52,741.

(3)

Includes one LR2, four LR1s and four MRs with an aggregate carrying value of $257,496, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $206,500 by $50,996.

(4)	Includes a deposit of $1,875 made pursuant to a memorandum of agreement entered into for the acquisition of a 2009-built LR1, which was delivered during the first quarter of 2020.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2018	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC (includes ULCC)	$998,038	$(200,706)	$797,332	7.6	13
Suezmax	117,339	(5,914)	111,425	1.4	2
Aframax	95,116	(15,445)	79,671	13.1	3
Panamax	56,357	(2,447)	53,910	16.2	7
Total Crude Tankers	1,266,850	(224,512)	1,042,338	8.4	25

Product Carriers
LR2	73,681	(12,009)	61,672	4.4	1
LR1	106,376	(17,772)	88,604	10.0	4
MR	182,740	(47,592)	135,148	10.0	6
Total Product Carriers	362,797	(77,373)	285,424	9.1	11

Fleet Total	$1,629,647	$(301,885)	$1,327,762	8.5	36

Vessel activity for the three years ended December 31, 2019 is summarized as follows:

International Seaways, Inc.

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2017	$1,478,940	$(381,449)	$1,097,491
Purchases and vessel additions	174,108	-
Disposals and transfer to held for sale	(23,266)	2,232
Depreciation	-	(59,883)
Impairment	(225,422)	137,013
Balance at December 31, 2017	1,404,360	(302,087)	1,102,273
Purchases and vessel additions	459,608	-
Disposals	(176,300)	16,097
Depreciation	-	(56,711)
Impairment	(58,021)	40,816
Balance at December 31, 2018	1,629,647	(301,885)	1,327,762
Purchases and vessel additions	38,138	-
Disposals	(17,115)	1,105
Depreciation	-	(60,308)
Balance at December 31, 2019	$1,650,670	$(361,088)	$1,289,582

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of December 31, 2019 and concluded that there were no such events or changes in circumstances.

During the year ended December 31, 2018, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018; one VLCC that was held-for-sale as of September 30, 2018; and as of December 31, 2018, one MR that had an increased likelihood of disposal prior to the end of its useful life.

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

Held-for-sale impairment charges aggregating $16,419 were recorded during the third quarter of 2018 including (i) a charge of $14,226 to write the value of the VLCC held-for-sale at September 30, 2018 down to its estimated fair value; (ii) a charge of $361 for estimated costs to sell the vessel; and (iii) a charge of $1,832 for the write-off of other assets associated with the operations of the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price per the memorandum of agreement.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment test as of December 31, 2018, the Company utilized weighted probabilities assigned to possible outcomes for the MR for which an impairment triggering event was

International Seaways, Inc.

determined to exist. As the Company was considering selling the MR as a part of its fleet renewal program, a 50% probability was assigned to the possibility that the vessel would be sold prior to the end of its useful life. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by utilizing a combination of third party appraisals and recently executed vessel sale transactions. Based on the tests performed, the sum of the undiscounted cash flows for the vessel was less than its carrying value as of December 31, 2018. Accordingly, an impairment charge totaling $1,670 was recorded to write-down the vessel’s carrying value to its estimated fair value at December 31, 2018.

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

Vessel Acquisitions and Deliveries

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009‑built LR1 for a purchase price of $18,750, which was delivered during the first quarter of 2020. The Company made a deposit of $1,875 as of December 31, 2019.

On June 14, 2018, the Company completed its acquisition of six 300,000 DWT VLCCs including one 2015-built and five 2016-built. The Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., which has been renamed Seaways Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshall Islands and the sole owner of six limited liability companies each of which holds title to a VLCC tanker. The acquisition was completed pursuant to the terms of the Stock Purchase and Sale Agreement dated as of April 18, 2018, by and among Seaways Holding Corporation, a corporation incorporated under the laws of

International Seaways, Inc.

the Marshall Islands and a wholly-owned subsidiary of the Company, Euronav NV ("Euronav"), a corporation incorporated and existing under the laws of the Kingdom of Belgium, and Euronav MI II Inc. (as successor to Euronav MI Inc.), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav. In accordance with ASC 2017-01, Business Combinations (Topic 805), this acquisition did not constitute the acquisition of a business, and therefore was accounted for as an asset acquisition. The purchase price for the acquisition was $434,000, inclusive of assumed debt secured by the six vessels (see Note 8, “Debt”). On June 14, 2018, the Company paid to Euronav cash consideration of approximately $120,025, with the difference reflecting assumed debt and accrued interest thereon through the acquisition date. The balance payable to Euronav for the other assets and liabilities of Gener8 Maritime Subsidiary VII, Inc. acquired was determined to be $20,935 and was paid to Euronav in October 2018.

During 2017, the Company acquired two 2017‑built Suezmax tankers for an aggregate price of $116,000, which were delivered in July 2017, and one 2010‑built VLCC tanker for a price of $53,000, which was delivered in November 2017.

Vessel Sales

During 2019, the Company recognized a net aggregate loss of $291 on disposal of two 2004-built MRs. During the last quarter of 2019, the Company entered into memorandums of agreements to sell a 2002-built Aframax and a 2001-built Aframax for delivery to buyers prior to April 2020. The 2002-built Aframax was delivered to its buyer in January 2020. The Company expects to recognize an aggregate gain on both sales.

During 2018, the Company recognized a net aggregate gain on disposal of vessels and other property of $643, primarily relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of three 2004-built MRs, a 1998-built MR, a 2000-built VLCC, a 2001-built VLCC, two 2001-built Aframaxes, and a 2002-built Panamax; (iii) the sale and leaseback of two 2009-built Aframaxes, and (iv) the sale of a 2003-built ULCC in conjunction with the acquisition of the six VLCCs discussed above.

During 2017, the Company recognized an aggregate gain on disposal of vessels of $1,594 relating to the sale of a 2001‑built MR and a 2004‑built MR. During the last quarter of 2017, the Company entered into memorandums of agreement for the sale of a 2002‑built MR and a 2004‑built MR, which were delivered to buyers during the first quarter of 2018. The 2002‑built MR had been classified as vessel held for sale as of December 31, 2017. The Company recognized gains on such sales in 2018.

Drydocking activity for the three years ended December 31, 2019 is summarized as follows:

	2019	2018	2017
Balance at January 1	$16,773	$30,528	$30,557
Additions	21,086	5,616	19,205
Sub-total	37,859	36,144	49,762
Drydock amortization	(14,685)	(15,084)	(18,367)
Amount charged to loss on disposal of vessels	(49)	(4,287)	(867)
Balance at December 31	$23,125	$16,773	$30,528

NOTE 6 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2019, the Company had an approximate 50% interest in two joint ventures. The two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”).

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

International Seaways, Inc.

Oil & Gas Limited and Total E&P Golfe Limited. Such contracts commenced during the third quarter of 2017 at the expiry of the previous contracts with Maersk Oil Qatar AS.

On March 29, 2018, the FSO Joint Venture executed an agreement on a $220,000 secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110,000 (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts for the FSO Asia and FSO Africa with North Oil Company; maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110,000 (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. The FSO Joint Venture drew down and distributed the entire $110,000 of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which has guaranteed the FSO Term Loan and which has used the proceeds for general corporate purposes, including to fund partially the purchase of six VLCCs (See Note 5, “Vessels, Deferred Drydock and Other Property”). The FSO Joint Venture also borrowed the entire $110,000 available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav, which has guaranteed the FSO Revolver. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal to or greater than 1.10 to 1.00. Approximately $69,592 and $93,033 was outstanding under the FSO Term Loan as of December 31, 2019 and 2018, respectively. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver.

Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The interest rate swap covers a notional amount of $139,184 and $186,066 as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the FSO Joint Venture had a liability of $2,447 and $1,008, respectivelty, for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating a loss of $1,224 and $504 at December 31, 2019 and 2018, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

As of December 31, 2019  the maximum aggregate potential amount of future principal payments (undiscounted) relating to the FSO Joint Venture’s secured bank debt and interest rate swap obligations that INSW could be required to make was $70,822, and the carrying value of the Company’s guaranty of such FSO Joint Venture obligations in the accompanying consolidated balance sheet as of December 31, 2019 was $264.

The FSO Joint Venture is party to a number of contracts to which INSW serves as guarantor. See Note 12, “Related Parties,” for additional information relating to guarantees.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which the Company holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25‑year time charters to Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $532,746 at December 31, 2018. These swaps were being accounted for as cash flow hedges. As of December 31, 2018, the joint venture had recorded a liability of $37,687 for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $18,713 at December 31, 2018, was included in accumulated other comprehensive loss in the accompanying consolidated balance sheet as of December 31, 2018.

International Seaways, Inc.

On October 7, 2019, the Company sold its 49.9% ownership interest in the LNG Joint Venture with Nakilat to Nakilat pursuant to a share purchase agreement. The purchase price for the transaction was $123,000, excluding fees and expenses. The share purchase agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. The Company recorded a cash gain on the sale of $3,033 and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture of $21,615 into earnings from Accumulated Other Comprehensive Loss.

Impairment of Equity Method Investments

Management gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016, 2017, and 2018 respectively, that could indicate that the carrying amounts of its investments in the FSO Joint Venture and LNG Joint Venture were not recoverable as of December 31, 2017, 2018, and 2019, respectively. Management concluded that no such events or changes in circumstances had occurred during the years ended December 31, 2017 and 2018. During the year ended December 31, 2019, the LNG Joint Venture was sold by the Company for an amount in excess of its carrying value, and as of December 31, 2019, the Company qualitatively and quantitatively evaluated its investment in the FSO Joint Venture and determined that an other-than-temporary impairment did not exist.

The FSO Joint Venture has had preliminary discussions with NOC regarding the employment of its FSO vessels subsequent to the expiry of their current contracts in 2022. The Company will monitor such discussions for evidence of an other-than-temporary decline in the fair value of the Company’s investment in the FSO Joint Venture below its carrying value.

Financial Information of Significant Equity Method Investments

Investments in and advances to affiliated companies as reflected in the accompanying consolidated balance sheet as of December 31, 2019 consisted of: FSO Joint Venture of $137,083 and Other of $16,209 (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

Financial information for the equity method investees that were significant for the three years ended December 31, 2019, including the results of the LNG Joint Venture for the period January 1, 2019 through October 6, 2019, adjusted for basis and accounting policy differences, is as follows:

For the year ended December 31, 2019	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$52,757	$52,866	$87,823	$-	$193,446
Ship operating expenses	(29,919)	(29,727)	(43,853)	-	(103,499)
Income from vessel operations	22,838	23,139	43,970	-	89,947
Other income	146	148	1,165	-	1,459
Interest expense	(4,482)	(4,633)	(23,637)	-	(32,752)
Income tax provision	(1,692)	(1,707)	-	-	(3,399)
Net income	16,810	16,947	21,498	-	55,255
Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income of affiliated companies, before consolidating and
reconciling adjustments	$8,405	$8,474	$10,727	$109	$27,715
Gain on sale of investment in affiliated companies	-	-	3,033	-	3,033
Release other comprehensive loss upon sale of investment in affiliated companies	-	-	(21,615)	-	(21,615)
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,196	1,199	-	-	2,395
Amortization of interest capitalized during construction of LNG vessels	-	-	(320)	-	(320)
Other	-	-	5	-	5
Equity in income/(loss) of affiliated companies	$9,601	$9,673	$(8,170)	$109	$11,213

International Seaways, Inc.

For the year ended December 31, 2018	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$49,323	$49,130	$111,118	-	$209,571
Ship operating expenses	(26,970)	(26,928)	(58,643)	-	(112,541)
Income from vessel operations	22,353	22,202	52,475	-	97,030
Other income	154	164	1,176	-	1,494
Interest expense	(3,732)	(3,856)	(33,088)	-	(40,676)
Income tax provision	(1,730)	(1,703)	-	-	(3,433)
Net income	17,045	16,807	20,563	-	54,415
Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income of affiliated companies, before consolidating and
reconciling adjustments	$8,523	$8,404	$10,260	262	$27,449
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,196	1,199	-	-	2,395
Amortization of interest capitalized during construction of LNG vessels	-	-	(419)	-	(419)
Other	-	-	7	-	7
Equity in income of affiliated companies	$9,719	$9,603	$9,848	$262	$29,432

For the year ended December 31, 2017	FSO Asia	FSO Africa	LNG	Others	Total
Shipping revenues	$58,245	$61,250	$115,421	-	$234,916
Ship operating expenses	(26,476)	(26,278)	(53,474)	-	(106,228)
Income from vessel operations	31,769	34,972	61,947	-	128,688
Other income	199	181	3,117	-	3,497
Interest expense	(1,342)	(83)	(35,406)	-	(36,831)
Income tax (provision)/benefit	(2,824)	938	-	-	(1,886)
Net income	27,802	36,008	29,658	-	93,468
Percentage of ownership in equity investees	50.0%	50.0%	49.9%
Equity in income of affiliated companies, before consolidating and
reconciling adjustments	$13,901	$18,004	$14,799	406	$47,110
Amortization on deferred gain on 2009 sale of TI Africa to FSO Joint Venture	1,149	1,152	-	-	2,301
Amortization of interest capitalized during construction of LNG vessels	-	-	(419)	-	(419)
Other	-	(33)	7	-	(26)
Equity in income of affiliated companies	$15,050	$19,123	$14,387	$406	$48,966

The tables below present the financial position for the equity method investees that were significant and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2019 and 2018:

International Seaways, Inc.

As of December 31, 2019	FSO Asia	FSO Africa	LNG	Other (1)	Total
Cash and cash equivalents	$917	$1,701	$-	$-	$2,618
Trade receivables	8,891	8,915	-	-	17,806
Other receivables	192	192	-	-	384
Total current assets	10,000	10,808	-	-	20,808
Vessels less accumulated depreciation	259,583	264,219	-	-	523,802
Total Assets	$269,583	$275,027	$-	$-	$544,610

Accounts payable and accrued expenses	$757	$858	$-	$-	$1,615
Income tax payable	1,965	-	-	-	1,965
Current portion of long term debt	23,968	24,856	-	-	48,824
Current portion of derivative liability	673	697	-	-	1,370
Total current liabilities	27,363	26,411	-	-	53,774
Long-term debt	43,927	45,567	-	-	89,494
Long-term derivative liability	520	557	-	-	1,077
Deferred tax liabilities	4,679	1,992	-	-	6,671
Advances from shareholders (2)	-	46,431	-	-	46,431
Total Liabilities	76,489	120,958	-	-	197,447
Equity	193,094	154,069	-	-	347,163
Total Liabilities and Equity	$269,583	$275,027	$-	$-	$544,610

Percentage of ownership in equity investees	50.0%	50.0%
INSW share of affiliate's equity, before consolidating and reconciling adjustments	$96,547	$77,034	$-	$-	$173,581

Impairment of equity method investments	(15,977)	(14,498)	-	-	(30,475)
Advances from shareholders of FSO Joint Venture (2)	-	23,216	-	-	23,216
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(14,578)	(14,925)	-	-	(29,503)
INSW guarantee for FSO Term Loan	109	155	-	-	264
Other (1)	-	-	-	16,209	16,209
Investments in and advances to affiliated companies	$66,101	$70,982	$-	$16,209	$153,292

International Seaways, Inc.

As of December 31, 2018	FSO Asia	FSO Africa	LNG	Other (1)	Total
Cash and cash equivalents	$2,561	$484	$17,380	$-	$20,425
Restricted cash, current portion	-	-	11,853	-	11,853
Trade receivables	8,290	8,289	144	-	16,723
Other receivables	305	302	3,915	-	4,522
Inventory	-	-	2,245	-	2,245
Total current assets	11,156	9,075	35,537	-	55,768
Restricted cash, long term portion	-	-	45,247	-	45,247
Trade receivables	11,239	-	-	-	11,239
Vessels less accumulated depreciation	276,329	281,244	706,902	-	1,264,475
Deferred drydock expenditures, net	-	-	16,378	-	16,378
Other assets	2,084	1,928	-	-	4,012
Total Assets	$300,808	$292,247	$804,064	$-	$1,397,119

Accounts payable and accrued expenses	$530	$380	$12,270	$-	$13,180
Current portion of long term debt	23,015	23,867	46,691	-	93,573
Current portion of derivative liability	148	149	11,273	-	11,570
Total current liabilities	23,693	24,396	70,234	-	118,323
Long-term debt	68,327	70,857	502,223	-	641,407
Long-term derivative liability	342	369	26,413	-	27,124
Deferred tax liabilities	5,861	1,852	-	-	7,713
Advances from shareholders (2)	-	57,331	-	-	57,331
Total Liabilities	98,223	154,805	598,870	-	851,898
Equity	202,585	137,441	205,195	-	545,221
Total Liabilities and Equity	$300,808	$292,246	$804,065	$-	$1,397,119

Percentage of ownership in equity investees	50.0%	50.0%	49.9%
INSW share of affiliate's equity, before consolidating and reconciling adjustments	$101,293	$68,720	$102,392	$-	$272,405

Impairment of equity method investments	(15,977)	(14,498)	-	-	(30,475)
Advances from shareholders of FSO Joint Venture	-	28,666	-	-	28,666
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(15,769)	(16,120)	-	-	(31,889)
Unamortized interest capitalized during construction of LNG vessels	-	-	9,856	-	9,856
INSW guarantee for FSO Term Loan	292	381	-	-	673
Other	-	-	(36)	19,122	19,086
Investments in and advances to affiliated companies	$69,839	$67,149	$112,212	$19,122	$268,322

(1)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.
(2)	Such advances are unsecured, interest free and not repayable within one year.

International Seaways, Inc.

The tables below present the cash flows for the equity method investees that were significant in 2019 for each of the three years ended December 31, 2019:

FSO Asia	2019	2018	2017

Net cash provided by operating activities	$46,572	$34,545	$47,220

Cash flows from financing activities:
Proceeds from bank loan	-	108,000	-
Repayment of bank loan	(23,016)	(16,658)	(75,343)
Repayment of advances from shareholders	-	(125,294)	(6,500)
Cash dividends paid	(25,200)	-	-
Net cash used in financing activities	(48,216)	(33,952)	(81,843)

Net (decrease)/increase in cash and cash equivalents	(1,644)	593	(34,623)
Cash and cash equivalents at beginning of year	2,561	1,968	36,591
Cash and cash equivalents at end of year	$917	$2,561	$1,968

FSO Africa	2019	2018	2017

Net cash provided by operating activities	$35,984	$44,597	$52,134

Cash flows from financing activities:
Proceeds from bank loan	-	112,000	-
Repayment of bank loan	(23,867)	(17,275)	-
Repayment of advances from shareholders	(10,900)	(142,900)	(75,000)
Net cash used in financing activities	(34,767)	(48,175)	(75,000)

Net increase/(decrease) in cash and cash equivalents	1,217	(3,578)	(22,866)
Cash, cash equivalents and restricted cash at beginning of year	484	4,062	26,928
Cash, cash equivalents and restricted cash at end of year	$1,701	$484	$4,062

LNG	2019(3)	2018	2017

Net cash provided by operating activities	$43,475	$57,375	$37,191

Cash flow from investing activities:
Expenditures for vessels and vessel improvements	(334)	(496)	-
Net cash used in investing activities	(334)	(496)	-

Cash flows from financing activities:
Principal repayments on debt	(34,830)	(44,124)	(41,698)
Cash dividends paid	-	(20,650)	-
Net cash used in financing activities	(34,830)	(64,774)	(41,698)

Net increase/(decrease) in cash and cash equivalents	8,311	(7,895)	(4,507)
Cash, cash equivalents and restricted cash at beginning of the period	74,480	82,375	86,882
Cash, cash equivalents and restricted cash at end of the period	$82,791	$74,480	$82,375

(3)	For the period from January 1, 2019 through October 6, 2019.

International Seaways, Inc.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 14, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

NOTE 7 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2019, the Company participates in six commercial pools and two joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, the INSW entities have the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all nine arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that one of the pools and the two joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the VIEs described above as of December 31, 2019 and 2018:

Consolidated Balance Sheet as of December 31,	2019	2018
Investments in Affiliated Companies	$140,915	$139,359

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and the Company’s potential obligations under its guarantee of the FSO Term Loan and associated interest rate swap. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2019:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$264	$211,738

In addition, as of December 31, 2019, the Company had approximately $20,756 of trade receivables from the pool that was determined to be a  VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2019.

International Seaways, Inc.

NOTE 8 —DEBT:

Debt consists of the following:

	December 31,	December 31,
	2019	2018
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $11,211
and $20,032	$320,309	$444,344
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $610 and $845	22,638	25,879
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $2,262 and $2,664	267,443	290,620
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,142 and $1,402	23,858	23,598
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084 and $1,705	26,847	26,226
	661,095	810,667
Less current portion	(70,350)	(51,555)
Long-term portion	$590,745	$759,112

On January 28, 2020, except for the Sinosure Credit Facility and the 8.5% Senior Notes, the outstanding principal on all of the Company’s other debt facilities listed above were paid off or repurchased and the underlying credit agreements or Indentures were terminated in accordance with their respective terms in conjunction with the Company closing on the 2020 Debt Facilities, described below.

Capitalized terms used hereafter have the meaning given in these consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

2020 Debt Facilities

On January 23, 2020, International Seaways, Inc., International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390,000 of secured debt facilities (the “2020 Debt Facilities”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affilates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

The 2020 Debt Facilities consist of (i) a five-year senior secured term loan facility in an aggregate principal amount of $300,000 (the “Core Term Loan Facility”); (ii) a five-year revolving credit facility in an aggregate principal amount of $40,000 (the “Core Revolving Facility”); and (iii) a senior secured term loan credit facility with a maturity date of June 30, 2022 in an aggregate principal amount of $50,000 (the “Transition Term Loan Facility”). The Core Term Loan Facility contains an uncommitted accordion feature whereby, for a period of up to 18 months following the closing date, the amount of the loan thereunder may be increased up to an additional $100,000 for the acquisition of Additional Vessels, subject to certain conditions.

The Core Term Loan Facility and the Core Revolving Facility are secured by a first lien on 14 of the Company’s vessels built in 2009 or later (the “Core Collateral Vessels”), along with their earnings, insurances and certain other assets, while the Transition Term Loan Facility is secured by a first lien on 12 of the Company’s vessels built in 2006 or earlier (the “Transition Collateral Vessels”), along with their earnings, insurances and certain other assets. In addition, both facilities are secured by liens on the collateral relating to the other facilities, as well as certain additional assets of the Borrower.

On January 28, 2020, the available amounts under the Core Term Loan Facility and the Transition Term Loan Facility were drawn in full, and $20,000 of the $40,000 available under the Core Revolving Facility was also drawn. Those proceeds, together with available cash, were used to (i) repay the $331,519 outstanding principal balance under the 2017 Debt Facilities, (ii) repay the $23,248 outstanding principal balance under the ABN Term Loan Facility, (iii) repurchase the $27,931 outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended, and (iv) pay certain expenses related to the refinancing, including certain structuring and arrangement fees, commitment, legal and administrative fees.

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9,476 commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120,000 due at maturity. The Core Revolving Facility also matures on

International Seaways, Inc.

January 23, 2025. The Transition Term Loan Facility amortizes in 10 quarterly installments of $5,000 commencing March 31, 2020 and matures on June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the Credit Agreement).

Interest on the Core Term Loan Facility and the Core Revolving Facility (together, the “Core Facilities”) is calculated based upon LIBOR plus the Applicable Core Margin (each as defined in the Credit Agreement). The initial Applicable Core Margin of 2.60%, will be adjusted down or up by 0.20% based on the Company’s total leverage ratio, with a leverage ratio of less than 4.0:1 reducing the Applicable Core Margin to 2.40% and a leverage ratio of 6.0:1 or greater increasing the Applicable Core Margin to 2.80%. Borrowings under the Transition Term Loan Facility bear interest at LIBOR plus 3.50% (subject to increase to 4.00% after 18 months if 40% or more of the Transition Term Loan Facility remains outstanding).

The Core Facilities also include a sustainability-linked pricing mechanism. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the International Maritime Organization’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is to be calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios relative to established de-carbonization trajectories. The Company will be required to deliver a sustainability certificate commencing with the year ending December 31, 2021. If the fleet sustainability score in respect of the relevant year is lower than the fleet sustainability score for the prior year, the Applicable Core Margin will be decreased by 0.025% per annum, while if the score is higher than that of the previous year, the Applicable Core Margin will be increased by that same amount (but in no case will any such adjustment result in the Applicable Core Margin being increased or decreased from the otherwise-applicable Applicable Core Margin by more than 0.025% per annum in the aggregate).

The 2020 Debt Facilities contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50,000 and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); (iv) to ensure the aggregate Fair Market Value of the Core Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Core Term Loans and Revolving Loans and the aggregate Fair Market Value of the Transition Collateral Vessels will not be less than 175% of the aggregate outstanding principal amount of the Transition Term Loans, respectively; and (v) to ensure the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense will not be lower than (A) 2.25:1.00, for the period ending on June 30, 2020 and (B) 2.50:1.00 at all times thereafter.

Sinosure Credit Facility

In June 2018, as part of the acquisition of the six VLCCs, the Company financed the acquisition price of $434,000 with the assumption of debt secured by the six vessels under a China Export & Credit Insurance Corporation ("Sinosure") credit facility funded by The Export-Import Bank of China, Bank of China (New York Branch) and Citibank, N.A. The Company acceded as a guarantor to the Sinosure Credit Facility agreement originally dated November 30, 2015; as supplemented by a supplemental agreement dated December 28, 2015; as amended and restated by an amending and restating deed dated June 29, 2016; as supplemented by a supplemental agreement dated November 8, 2017; as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the "Original Sinosure Facility"); and as amended and restated by an amending and restating agreement dated June 13, 2018 (the "2018 Amending and Restating Agreement"), by and among Seaways Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the "Sinosure Credit Facility"). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs. As of the closing date of the 6 VLCC acquisition transaction, it had a principal amount outstanding of $310,968 and bears interest at a rate of 3-month LIBOR plus a margin of 2%. Each loan under the Sinosure Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

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

(i)

minimum security coverage, which shall not be less than 135% of the aggregate loan principal outstanding under the Sinosure Credit Facility. Any non-compliance with the minimum security coverage shall not constitute an event of default so long as within thirty days of such non-compliance, Seaways Subsidiary VII, Inc. has either provided additional collateral or prepaid a portion of the outstanding loan balance to cure such non-compliance;

(ii)	maximum consolidated leverage ratio, which shall not be greater than 0.60 to 1.00 on any testing date;

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

As of December 31, 2019, the Company was in compliance with all these covenants.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25,000 aggregate principal amount of its 8.5% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23,458, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the acquisition of 6 VLCCs described above, to repay a portion of its then outstanding 2017 Term Loan Facility and for general corporate purposes.

The Company issued the Notes under an indenture dated as of May 31, 2018 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by a supplemental indenture dated as of May 31, 2018 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on June 30, 2023 and bear interest at a rate of 8.50% per annum. Interest on the Notes is payable in arrears on March 30, June 30, September 30 and December 30 of each year. The terms of the Indenture, among other things, limit the Company’s ability to merge, consolidate or sell assets.

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

The Company was in compliance with financial covenants under the 8.5% Senior Notes as of December 31, 2019.

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

The 2017 Debt Facilities were secured by a first lien on substantially all of the assets of the Administrative Borrower and certain of its subsidiaries. On June 22, 2017, the proceeds received from the 2017 Term Loan Facility were used to repay the $458,416 outstanding balance under the INSW Facilities (defined below) and to pay certain expenses related to the refinancing. The remaining proceeds were used for general corporate purposes, including fleet renewal and growth.

On July 24, 2017, the Company entered into an amendment of the 2017 Debt Facilities (the “First Amendment”) to effect the increase of the 2017 Term Loan Facility by $50,000, pursuant to the accordion feature described above. Except as related to such increase, no other terms of the 2017 Debt Facilities were amended.

On June 14, 2018, the Company entered into an amendment of the 2017 Debt Facilities (the “2017 Debt Facilities Second Amendment”). The amendment (i) increased the interest rate margin from 5.50% per annum to 6.00% per annum and (ii) allowed a dividend of $110,000 to be made from the Company's FSO Joint Venture to the Company without incorporating such funds into the cash sweep provisions of the 2017 Debt Facilities, (iii) permitted the acquisition of Seaways Subsidiary VII, Inc. and its subsidiaries as Unrestricted Subsidiaries (as defined in the 2017 Debt Facilities) and permitted those entities and their assets to be subject to the Sinosure Credit Facility and be subject to its liens and permitted the funding of the certain liquidity and other accounts in connection with that acquisition and (iv) made certain other amendments to covenants under the 2017 Debt Facilities. As a condition to the effectiveness of the 2017 Debt Facilities, the Company prepaid $60,000 of the amount outstanding under the 2017 Term Loan Facility together with a premium equal to 1% of the $60,000 prepayment and paid a fee to the lenders of 1% of the 2017 Debt Facilities outstanding after that repayment.

On July 31, 2019, the Company made a prepayment of $10,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales. On October 8, 2019, the Company made an additional prepayment of $100,000 on the 2017 Term Loan Facility using restricted cash set aside from the proceeds of vessel sales and a portion of the proceeds from the sale of the Company’s equity interest in the LNG Joint Venture (see Note 6, “Equity Method Investments”).

The 2017 Term Loan Facility amortized in quarterly installments equal to 1.25% of the original principal amount of the loan, reduced by the $60,000 prepayment made in 2018 and the $110,000 prepayments made in 2019 as discussed above which was applied pro rata

International Seaways, Inc.

to the remaining payments including the balloon. The 2017 Term Loan Facility was subject to additional mandatory annual prepayments in an aggregate principal amount of 75% of Excess Cash Flow, as defined in the credit agreement. Based on actual results for the year ended December 31, 2019, Management estimated that it would have been required to make a mandatory principal prepayment of $24,831 during the first quarter of 2020, pursuant to the terms of the 2017 Term Loan Facility. Such amount is included in current installments of long-term debt in the accompanying balance sheet as of December 31, 2019.

As set forth in the 2017 Debt Facilities credit agreement, the 2017 Debt Facilities contain certain restrictions relating to new borrowings and INSW’s ability to receive cash dividends, loans or advances from ISOC and its subsidiaries that are Restricted Subsidiaries. As of December 31, 2019, permitted cash dividends that can be distributed to INSW by ISOC under the 2017 Term Loan Facility was $2,056. This restriction was eliminated with the extinguishment of the 2017 Debt Facilities in January 2020.

The 2017 Debt Facilities had covenants to maintain the aggregate Fair Market Value (as defined in the credit agreement) of the Collateral Vessels at greater than or equal to $300,000 at the end of each fiscal quarter and to ensure that at any time, the outstanding principal amounts of the 2017 Debt Facilities and certain other secured indebtedness permitted under credit agreement minus the amount of unrestricted cash and cash equivalents does not exceed 65% of the aggregate Fair Market Value of the Collateral Vessels (as defined in the 2017 Debt Facilities) plus the aggregate Fair Market Value of certain joint venture equity interests and Seaways Subsidiary VII, Inc.

The Company was in compliance with the above financial covenants as of December 31, 2019.

ABN Term Loan Facility

On June 7, 2018, the Company entered into a credit agreement, secured by the Seaways Raffles, a VLCC tanker, by and among, inter alia, Seaways Shipping Corporation, a Marshall Islands corporation and wholly-owned indirect subsidiary of the Company, the Company (as a guarantor), another guarantor which is an indirect subsidiary of the Company, the lenders named therein and ABN AMRO Capital USA LLC as mandated lead arranger and facility agent (the "ABN Term Loan Facility"), for an aggregate principal amount of up to the lesser of (i) $29,150, and (ii) 55% of the fair market value of the Seaways Raffles. On June 12, 2018, the Company drew down approximately $28,463. The ABN Term Loan Facility bore interest at a rate of three-month LIBOR plus a margin of 3.25% and was repayable in 19 quarterly installments of approximately $869 with a final balloon payment due on the maturity date in the second quarter of 2023. Additionally, the ABN Term Loan Facility includes certain financial covenants and is guaranteed by the Company. The Company's guarantee is unsecured. The Company used the proceeds from the ABN Term Loan Facility to fund a portion of its acquisition of six VLCCs.

The ABN Term Loan Facility required Seaways Shipping Corporation to maintain a minimum unrestricted cash balance of $825 per vessel and a balance of $2,500 and up to $2,100 in a debt service reserve accounts and a dry dock reserve account, respectively, and provided for a restriction on dividends unless minimum unrestricted cash levels are maintained and Seaways Shipping Corporation is in compliance with its covenants. The ABN Term Loan Facility also had a vessel value maintenance clause that requires the Company to ensure that the fair market value of the Seaways Raffles is at all times not less than 150% of the outstanding principal amount of the loan.

The ABN Term Loan Facility also required the Company to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the Seaways Raffles; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on the payment of dividends or other distributions; limitations on transactions with affiliates; and other customary covenants and related provisions.

The Company was in compliance with these covenants as of December 31, 2019.

10.75% Subordinated Notes

On June 13, 2018, the Company completed the sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") (the "Private Placement"). The 10.75% Subordinated Notes were unsecured and ranked junior to the 8.5% Senior Notes, the Company's guarantees of the 2017 Debt Facilities, the ABN Term Loan Facility and Sinosure Credit Facility and other unsubordinated indebtedness of the Company. The Private Placement resulted in aggregate proceeds to the Company of approximately $28,000, after deducting fees paid to the purchasers of those notes and estimated expenses. The Company used the net proceeds from the Private Placement to fund a

International Seaways, Inc.

portion of the acquisition of six VLCCs and the offer to prepay $60,000 of the 2017 Debt Facilities pursuant to the Second Amendment.

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

The 10.75% Subordinated Notes bore interest from June 13, 2018 at an annual rate of 10.75%. Interest on the 10.75% Subordinated Notes was payable quarterly in arrears on the 15th day of March, June, September and December of each year.

The 10.75% Subordinated Notes were permitted to be redeemed, in whole or in part, at any time prior to June 15, 2020, at a redemption price equal to 100% of the aggregate principal amount of the 10.75% Subordinated Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption, plus a "make-whole" premium. The 10.75% Subordinated Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On September 17, 2018, the Company repurchased $2,069 of the 10.75% Subordinated Notes at a price equal to 100% of the principal amount.

On December 31, 2019, the Company entered into a note repurchase agreement with Blackrock to repurchase the outstanding balance of the 10.75% Subordinated notes of $27,931, at a price equal to 100% of the principal amount plus an aggregate repurchase premium of $992, in conjunction with the closing of the 2020 Debt Facilities in January 2020. The Company prepaid the repurchase premium, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2019.

The Subordinated Notes Indenture contained covenants requiring the Company to maintain a minimum net worth similar to that required by the 8.5% Senior Notes. The Subordinated Notes Indenture also contained covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, sell assets, incur liens, amend the 2017 Debt Facilities, enter into sale and leaseback transactions and enter into certain extraordinary transactions. In addition, the Subordinated Notes Indenture prohibited the Company from paying any dividends unless certain financial and other conditions are satisfied. The Subordinated Notes Indenture also contained events of default consistent with those under the 2017 Debt Facilities.

The Company was in compliance with the covenants under the Subordinated Notes Indenture as of December 31, 2019.

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

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2019, 2018 and 2017 with respect to the Company’s debt facilities:

International Seaways, Inc.

Debt facility	2019	2018	2017
2017 Term Loan Facility, due 2022	$41,483	$45,601	$22,546
2017 Revolver Facility	848	475	495
ABN Term Loan Facility, due 2023	1,716	1,024	-
Sinosure Credit Facility, due 2027 - 2028	14,903	8,350	-
8.5% Senior Notes, due 2023	2,390	1,396	-
10.75% Subordinated Notes, due 2023	3,642	2,032	-
INSW Facilities, due 2019	-	-	16,743
Total debt related interest expense	$64,982	$58,878	$39,784

The following table summarizes interest paid, excluding deferred financing fees paid, during the years ended December 31, 2019, 2018 and 2017 with respect to the Company’s debt facilities:

Debt facility	2019	2018	2017
2017 Term Loan Facility, due 2022	$36,236	$42,825	$16,319
2017 Revolver Facility	710	442	316
ABN Term Loan Facility, due 2023	1,504	795	-
Sinosure Credit Facility, due 2027 - 2028	14,200	7,225	-
8.5% Senior Notes, due 2023	2,130	1,250	-
10.75% Subordinated Notes, due 2023	3,021	1,591	-
INSW Facilities, due 2019	-	-	16,732
Total debt related interest expense paid	$57,801	$54,128	$33,367

Debt Modifications, Repurchases and Extinguishments

In connection with the $10,000 prepayment of the 2017 Term Loan Facility in July 2019 and the $100,000 prepayment of the 2017 Term Loan Facility in October 2019, which were treated as a partial extinguishments, the Company recognized aggregate net losses of $4,658 for the year ended December 31, 2019. The net losses have been included in other expense in the consolidated statement of operations. The net losses reflect a 1% prepayment fee of $1,100 and a write-off of $3,558 of unamortized original issue discount and deferred financing costs.

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

International Seaways, Inc.

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

As of December 31, 2019, the aggregate annual principal payments required to be made on the Company’s debt facilities are as follows:

Year	Amount
2020	$70,350
2021	45,520
2022	296,814
2023	89,330
2024	23,579
Thereafter	151,811
Aggregate principal payments required	$677,404

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2019 and 2018 are as follows:

	Fair Value	Level 1	Level 2
December 31, 2019:
Cash and cash equivalents (1)	$150,243	$150,243	$-
2017 Term Loan Facility	(333,177)	-	(333,177)
ABN Term Loan Facility	(23,248)	-	(23,248)
Sinosure Credit Facility	(269,705)	-	(269,705)
8.5% Senior Notes	(26,120)	(26,120)	-
10.75% Subordinated Notes	(32,649)	-	(32,649)

December 31, 2018:
Cash and cash equivalents (1)	$117,644	$117,644	$-
2017 Term Loan Facility	(459,731)	-	(459,731)
ABN Term Loan Facility	(26,724)	-	(26,724)
Sinosure Credit Facility	(293,284)	-	(293,284)
8.5% Senior Notes	(22,960)	(22,960)	-
10.75% Subordinated Notes	(29,094)	-	(29,094)

(1)	Includes non-current restricted cash of $60,572 and $59,331 at December 31, 2019 and 2018, respectively.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. During 2019, the Company was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350,000 to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap had a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which was composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement was designated and qualified as a cash flow hedge and contained no leverage features. The Interest Rate Collar, which continued to cover a notional amount of $350,000, was effective July 31, 2019 and provided for the following rates based on one-month LIBOR:

•	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
•	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

International Seaways, Inc.

The Company determined that as of September 30, 2019, the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of a $100,000 prepayment made on October 8, 2019 using a substantial portion of the proceeds from the sale of the LNG Joint Venture (See Note 8, “Debt”). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar were no longer deferred through Other Comprehensive Income/(Loss) and amounts previously deferred in Accumulated Other Comprehensive Loss remained so classified until the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Changes in the fair value of the interest rate collar recorded through earnings during the fourth quarter of 2019 totaled an aggregate gain of $923.

In connection with its entry into the Core Term Loan Facility (see Note 8, “Debt”), the Company, in a cashless transaction, converted the $350,000 notional interest rate collar into a $250,000 notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility at a fixed rate of 1.97%.  The Company expects to be able to re-designate all or a significant portion of the notional amount of the interest rate swap for cash flow hedge accounting for its remaining term. As of December 31, 2019, the Company released accumulated other comprehensive loss of $469 to earnings as it was probable that the expected notional amount of the re-designated hedge will fall below the notional amount of the Interest Rate Collar.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate through the termination date. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. The following tables present information with respect to the fair values of derivatives reflected in the December 31, 2019 and 2018 balance sheets on a gross basis by transaction:

International Seaways, Inc.

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
December 31, 2019:
Derivatives not designated as hedging instruments:
Interest rate collar:
Current portion	Current portion of derivative asset	$-	Current portion of derivative liability	$(1,230)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(577)

Derivatives designated as hedging instruments:
Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(2,384)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(5,968)
Total derivatives		$-		$(10,159)

December 31, 2018:
Derivatives designated as hedging instruments:
Interest rate cap:
Current portion	Current portion of derivative asset	$460	Current portion of derivative liability	$-
Long-term portion	Long-term derivative asset	704	Long-term derivative liability	-

Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(707)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(1,922)
Total derivatives		$1,164		$(2,629)

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$(16,189)	$(1,948)	$(1,132)
Interest rate cap/collar	(3,795)	261	(8)

Derivatives not designated as hedging instruments:
Interest rate collar	858	-	-
Total other comprehensive loss	$(19,126)	$(1,687)	$(1,140)

International Seaways, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 is shown below:

	2019	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$1,467	$471	$-
Interest rate cap/collar	99	21	131

Derivatives not designated as hedging instruments:
Interest rate collar	(65)	-	-
Total interest expense	$1,501	$492	$131

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

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 2(1)
Assets/(Liabilities) at December 31, 2019:
Derivative Assets (interest rate swaps and collar)	$-	$-
Derivative Liabilities (interest rate swaps and collar)	(10,159)	(10,159)

Assets/(Liabilities) at December 31,2018:
Derivative Assets (interest rate cap)	$1,164	1,164
Derivative Liabilities (interest rate swaps)	(2,629)	$(2,629)

(1)

For the interest rate cap, collar and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,	December 31,
	2019	2018
Accounts payable	$4,988	$1,164
Payroll and benefits	5,585	4,510
Interest	594	770
Due to owners on chartered in vessels	1,108	870
Accrued drydock, repairs and vessel betterment costs	3,150	1,974
Bunkers and lubricants	538	1,833
Charter revenues received in advance	272	450
Insurance	539	573
Accrued vessel expenses	8,003	6,816
Accrued general and administrative expenses	1,052	1,398
Other	1,725	2,650
Total accounts payable, accrued expense and other current liabilities	$27,554	$23,008

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

INSW, including its subsidiaries, which are disregarded entities for U.S. Federal income tax purposes, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2019, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2020, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

The components of the income tax (provision)/benefit follow:

	2019	2018	2017
Current	$(1)	$105	$(44)
Deferred	-	-	-
Income tax (provision)/benefit	$(1)	$105	$(44)

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax (provisions)/benefits are summarized as follows:

	2019	2018	2017
Marshall Islands statutory income tax rate	-%	-%	-%
Change in valuation allowance	0.66%	(0.66)%	(0.78)%
Liquidation of subsidiaries	-%	-%	0.88%
Income subject to tax in other jurisdictions	(0.83)%	0.54%	(0.06)%
Effective income tax rate	(0.17)%	(0.12)%	0.04%

International Seaways, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,836	$1,435
Excess of tax over book basis of depreciable assets	548	548
Pensions	1,797	2,007
Total deferred tax assets	4,181	3,990
Less: Valuation allowance	(4,181)	(3,990)
Deferred tax assets, net	-	-
Net noncurrent deferred tax assets/(liabilities)	$-	$-

As of December 31, 2019 and 2018, the Company had net operating loss carryforwards of $10,804 and $8,441, respectively. The net operating loss carryforward of $10,804 as of December 31, 2019 has an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $4,181 and $3,990, respectively, as of December 31, 2019 and 2018. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs. During 2019, the Company increased its valuation allowance by $191 primarily as a result of a change in net operating loss carryforwards and unfunded benefit obligation related to defined benefit pension plan in the United Kingdom.

The following is tabular rollforward of the Company’s unrecognized tax benefits (excluding interest and penalties) which are included in other current liabilities in the consolidated balance sheets:

	2019	2018
Balance of unrecognized tax benefits as of January 1,	$7	$153
Decreases for positions taken in prior years	-	(70)
Increases for positions taken in current year	-	1
Settlement	-	(77)
Balance of unrecognized tax benefits as of December 31,	$7	$7

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2019 and 2018, the Company has recognized a total liability for interest of $5 and $4, respectively.

NOTE 12 —RELATED PARTIES:

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee or in the case of the Loan to Value Test, as defined in the credit agreement underlying the Company’s 2017 Debt Facilities (see

International Seaways, Inc.

Note 8, “Debt”). As of December 31, 2019, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $70,822 and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $264.

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

Effective November 18, 2016, INSW adopted, incentive compensation plans (the “Incentive Plans” as further described below) in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. INSW reserved 2,000,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation — Restricted Common Stock

INSW awarded a total of 51,107,  47,501 and 38,938 restricted common stock shares during the years ended December 31, 2019, 2018 and 2017 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.00 (2019), $18.82 (2018) and $20.03 (2017) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Capitalized terms that follow are defined herein or in the Employee Matters Agreement.

(i) Restricted Stock Units

During the years ended December 31, 2019, 2018 and 2017, the Company awarded 63,998,  55,536 and 66,503 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $17.21 (2019), $17.46 (2018) and $18.91 (2017) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

International Seaways, Inc.

In addition, in July 2019, the Company granted 26,451 time-based RSUs to its employees. The weighted average grant date fair value of these awards was $19.00 per RSU. Each award of RSUs will vest in equal installments on each of the first two anniversaries of the grant date.

Also, in December 2019, the Company granted 44,466 time-based RSUs to certain employees, including senior officers. The weighted average grant date fair value of these awards was $27.66 per RSU. Each award of RSUs will vest on the first anniversary of the grant date.

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

During the year ended December 31, 2019, the Company awarded 63,994 performance-based RSUs to its senior officers. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.21 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $16.68 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2021, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2022.

In addition, in April 2019, the Company awarded an executive officer 11,882 performance-based restricted stock units, representing the last tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.21 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. This performance award which would have vested on December 31, 2019, is subject to INSW’s ROIC performance for the year ended December 31, 2019 relative to a target rate set forth in the award agreement. Vesting is subject to INSW’s Human Resources and Compensation Committee’s certification of achievement of the performance measure and target no later than March 31, 2020. The performance condition in this award was achieved at a payout of approximately 126% of target.

During the year ended December 31, 2018, the Company awarded 55,534 performance-based RSUs to its senior officers. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.46 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $18.87 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s ROIC performance in the three-year ROIC performance period relative to the ROIC Target set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2020, subject to INSW’s three-year TSR performance relative to the TSR Target. Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2021.

In addition, in April 2018, the Company awarded an executive officer, 11,882 performance-based restricted stock units, representing the 2018 tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.46 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employee being continuously employed through the end of the period over which the performance goals are measured. This performance award which vested on December 31, 2018, was subject to INSW’s ROIC performance for the year ended December 31, 2018 relative to a target rate set forth in the award agreement. The performance condition in this award was achieved at a payout of approximately 72% of target.

International Seaways, Inc.

During the year ended December 31, 2017 the Company awarded 30,856 performance-based RSUs to its senior officers. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.73 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $24.35 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a target (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2019, subject to INSW’s ROIC performance in the three-year ROIC performance period relative to the ROIC Target set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to INSW’s three-year TSR performance relative to the TSR Target. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 15, 2020. The TSR Target performance condition in this award was achieved at a payout of 150% of target as of the performance period end date of December 31, 2019. The EPS Target and ROIC Target were not achieved as of the performance period end date of December 31, 2019. Accordingly, for financial reporting purposes, no compensation cost was recognized for the portion of these awards relating to performance conditions.

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

(ii) Stock Options

During the years ended December 31, 2019, 2018 and 2017, the Company awarded to certain senior officers an aggregate of 137,847,  124,955 and 148,271 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $17.21 per share for options granted in 2019, an exercise price of $17.46 per share for options granted in 2018, and an exercise price that ranged between $18.21 and $22.42 per share for options granted in 2017. The weighted average grant date fair value of the options granted in 2019, 2018 and 2017 was $7.99,  $7.76 and $8.48 per option, respectively. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 2.36% (2019), 2.67% (2018) and rates that ranged between 1.95% and 2.11% (2017), dividend yields of 0.0%, expected stock price volatility factors of .46 (2019), .42 (2018) and .44 (2017), and expected lives at inception of six years, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 21,589,  28,002 and 13,961 shares of common stock during the years ended December 31, 2019, 2018 and 2017 at an average cost of $17.07,  $17.81 and $18.66 per share, respectively (based on the market prices on the dates of vesting), from certain members of management to cover withholding taxes. During the first quarter of 2020, an additional 4,381 shares of common stock were repurchased from certain members of management at an average cost of $29.76 per share in relation to restricted stock units that vested on December 31, 2019.

International Seaways, Inc.

On May 2, 2017, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company may opportunistically repurchase up to $30,000 worth of shares of the Company’s common stock from time to time over a 24‑month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021. No shares were repurchased under such program during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company repurchased and retired 160,000 shares of its common stock in open-market purchases at an average price of $19.86 per share, for a total cost of $3,177.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2016	117,258
Granted	165,503
Vested ($18.21 - $19.13 per share) (1)	(108,584)
Nonvested Shares Outstanding at December 31, 2017	174,177
Granted (2)	173,573
Forfeitures (3)	(19,995)
Vested ($18.62 - $24.05 per share) (1)	(97,554)
Nonvested Shares Outstanding at December 31, 2018	230,201
Granted (2)	270,096
Forfeitures (3)	(20,570)
Vested ($17.46- $29.61 per share) (1)	(126,863)
Nonvested Shares Outstanding at December 31, 2019	352,864

(1)

Includes 21,529 (2019), 21,752 (2018) and 18,144 (2017) shares of common stock sold back  to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.

(2)	Includes 8,198 and 3,120 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2019 and 2018, respectively.
(3)	Represents restricted stock units forfeited because performance targets were not achieved as of the measurement date.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2016	127,559
Granted	148,271
Exercised	-
Options Outstanding at December 31, 2017	275,830
Granted	124,955
Exercised	-
Options Outstanding at December 31, 2018	400,785
Granted	137,847
Exercised	-
Options Outstanding at December 31, 2019	538,632
Options Exercisable at December 31, 2019	294,555

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2019 was 7.63 years and 6.72 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2019 was between $17.21 and $30.93 per share, and between $17.46 and $30.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2019 was $19.25 and $20.68, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2019 was $5,681 and $2,697, respectively.

International Seaways, Inc.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2019, 2018 and 2017 was $3,216,  $2,272 and $2,982, respectively. Compensation expense relating to stock options for the years ended December 31, 2019, 2018 and 2017 was $1,062,  $890 and $826 respectively.

As of December 31, 2019, there was $5,772 of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.52 years.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	December 31,	December 31,
	2019	2018
Unrealized losses on derivative instruments	$(11,732)	$(21,520)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,838)	(8,409)
	$(20,570)	$(29,929)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2019.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2016	$(40,317)	$(11,950)	$(52,267)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,140)	17	(1,123)
Amounts reclassified from accumulated other comprehensive loss	12,468	515	12,983
Balance at December 31, 2017	(28,989)	(11,418)	(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,687)	1,107	(580)
Amounts reclassified from accumulated other comprehensive loss	9,156	1,902	11,058
Balance at December 31, 2018	(21,520)	$(8,409)	(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(19,126)	(818)	(19,944)
Amounts reclassified from accumulated other comprehensive loss	28,914	389	29,303
Balance at December 31, 2019	$(11,732)	$(8,838)	$(20,570)

International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2019.

Accumulated Other Comprehensive Loss Component	2019	2018	2017	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in income of
joint venture investees	$26,490	$8,664	$12,337	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	1,467	471	-	Interest expense
Interest rate cap/collar entered into by the Company's subsidiaries	99	21	131	Interest expense

Reclassifications of losses on derivatives subsequent to discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	858	-	-	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and postretirement
benefit plans	389	1,902	515	Other expense
	$29,303	$11,058	$12,983	Total before and net of tax

The following amounts are included in accumulated other comprehensive loss at December 31, 2019, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1,441  ($1,081 net of tax) and unrecognized actuarial losses of $9,148 ($7,757 net of tax). The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2020 are losses of $77 (gross and net of tax) and $320 (gross and net of tax), respectively.

At December 31, 2019, the Company expects that it will reclassify $4,871 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate collar and swaps held by the Company.

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — REVENUE:

The adoption of ASC 842 had no impact on shipping revenues for the year ended December 31, 2019 as the timing and pattern of revenue recognition under our revenue contracts that have lease and non-lease components is the same even when accounted for separately under ASC 842 and ASC 606, respectively.

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of December 31, 2019, six of the Company's vessels are operating under six-month time charter contracts to customers with expiry dates ranging from January 2020 to June 2020. Upon their expiry in January 2020, the Company extended two of such charters for an additional six months through July 2020. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the

International Seaways, Inc.

Company expects to be entitled to receive in exchange for these services. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding service revenue recognition and costs to obtain or fulfill a contract.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the years ended December 31, 2019 and 2018:

	Crude	Product
	Tankers	Carriers	Other	Totals
For the year ended December 31, 2019:
Revenues from leases
Pool revenues	$173,751	$80,304	$-	$254,055
Time and bareboat charter revenues	27,535	90	-	27,625
Voyage charter revenues from non-variable lease payments	29,786	434	-	30,220
Voyage charter revenues from variable lease payments	2,574	-	-	2,574
Revenues from services
Voyage charter revenues
Lightering services	51,710	-	-	51,710
Total shipping revenues	$285,356	$80,828	$-	$366,184

For the year ended December 31, 2018:
Revenues from leases
Pool revenues	$111,214	$65,992	$-	$177,206
Time and bareboat charter revenues	24,088	1,873	-	25,961
Voyage charter revenues from non-variable lease payments	20,682	100	-	20,782
Voyage charter revenues from variable lease payments	1,346	-	-	1,346
Revenues from services
Voyage charter revenues
Lightering services	45,066	-	-	45,066
Total shipping revenues	$202,396	$67,965	$-	$270,361

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2019	$6,632	$1,931	$-
Closing balance as of December 31, 2019	2,727	-	-

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Positive/(negative) adjustments to revenues from performance obligations satisfied in

International Seaways, Inc.

previous periods recognized during the years ended December 31, 2019 and 2018 were ($493) and ($39), respectively. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of December 31, 2019, there were no unamortized deferred costs of obtaining or fulfilling a contract.

NOTE 16 — LEASES:

The adoption of ASC 842 had a material impact in our consolidated balance sheet due to the recognition of ROU assets and corresponding operating lease liabilities as disclosed below but did not have an impact in our lease expenses as disclosed below for the year ended December 31, 2019. Certain amounts recorded for prepaid/accrued charter hire expenses associated with historical operating leases were reclassified to the newly captioned Operating lease right-of-use asset in the consolidated balance sheet as of December 31, 2019. The expense for leases under the ASC 842 will continue to be classified in their historical statements of operations captions (primarily in Charter hire expenses, General and administrative, Voyage expenses, and Vessel expenses).

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business that are cancellable upon 180 days' notice; and (iii) short term leases of office and other space.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the year ended December 31, 2019 for the lease component of these leases are as follows:

	Statement of Operations Line Item	2019
Operating lease cost
Vessel assets	Charter hire expenses	$15,089

Office and other space	General and administrative	996
	Voyage expenses	168

Short-term lease cost
Vessel assets (1)	Charter hire expenses	10,769

Office and other space	General and administrative	116
	Voyage expenses	52
	Vessel expenses	8
Total lease cost		$27,198

(1)

Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $10,586 for the year ended December 31, 2019 including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$16,178

International Seaways, Inc.

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
Operating lease right-of-use assets	$33,718

Current portion of operating lease liabilities	$(12,958)
Long-term operating lease liabilities	(17,953)
Total operating lease liabilities	$(30,911)

Weighted average remaining lease term - operating leases	3.24 years
Weighted average discount rate - operating leases	7.16%

1.	Charters-in of vessel assets:

As of December 31, 2019, INSW had commitments to charter in three MRs, two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from June 2020 to August 2021, are accounted for as operating leases. Some of the Company’s time charters contain renewal options to extend the leases for 12 months. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of December 31, 2019, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of December 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

Bareboat Charters-in:

At December 31, 2019	Amount	Operating Days
2020	$6,295	732
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	23,383	2,748
less imputed interest	(2,931)
Total operating lease liabilities	$20,452

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Operating Days
2019	$6,278	730
2020	6,295	732
2021	6,278	730
2022	6,278	730
2023	4,782	556
Net minimum lease payments	$29,911	3,478

International Seaways, Inc.

Time Charters-in:

At December 31, 2019	Amount	Operating Days
2020	$6,302	1,269
2021	2,170	408
Total lease payments (lease component only)	8,472	1,677
less imputed interest	(339)
Total operating lease liabilities	$8,133

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount		Operating Days
2019	$12,934	(1)	1,421
Net minimum lease payments	$12,934		1,421

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

The Company has operating leases for office and lightering workboat dock space. These leases have expiry dates ranging from August 2021 to December 2024. The lease for the workboat dock space contains renewal options executable by the Company for periods through December 2027. We have determined that the options through December 2024 are reasonably certain to be executed by the Company, and accordingly are included in the lease liability and right of use asset calculations for such lease.

Payments of lease liabilities for office and other space as of December 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

At December 31, 2019	Amount
2020	$1,166
2021	838
2022	173
2023	178
2024	178
Total lease payments	2,533
less imputed interest	(207)
Total operating lease liabilities	$2,326

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount
2019	$1,219
2020	1,152
2021	665
Net minimum lease payments	$3,036

Contracts under which the Company is a Lessor

See Note 15, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under the lease guidance (ASC 842).

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters and the related revenue days as of December 31, 2019 and December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019) are as follows:

International Seaways, Inc.

At December 31, 2019	Amount	Revenue Days
2020	$7,901	489
Future minimum revenues	$7,901	489

At December 31, 2018 (prior to adoption of ASC 842 effective January 1, 2019)	Amount	Revenue Days
2019	$2,587	221
Future minimum revenues	$2,587	221

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

NOTE 17 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Pension plans

The Company has obligations outstanding under a defined benefit pension plan in the U.K. The plan provides defined benefits based on years of service and final average salary. The plan was closed to new entrants and accrual from June 2014. The Company has provided a guarantee to the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in the amount of the unfunded deficiency calculated on a solvency basis, if the principal employer fails to make the required periodic contributions to the Scheme.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

	December 31,	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$23,814	$31,527
Prior service cost	-	152
Interest cost on benefit obligation	657	707
Actuarial losses/(gains)	2,761	(2,848)
Benefits paid	(820)	(696)
Settlements	-	(3,706)
Foreign exchange losses/(gains)	1,069	(1,322)
Benefit obligation at year end	27,481	23,814

Change in plan assets:
Fair value of plan assets at beginning of year	22,785	29,527
Actual return on plan assets	3,341	(1,009)
Employer contributions	639	-
Benefits paid	(820)	(696)
Settlements	-	(3,761)
Foreign exchange gains/(losses)	1,049	(1,276)
Fair value of plan assets at year end	26,994	22,785
Unfunded status at December 31	$(487)	$(1,029)

The unfunded benefit obligation for the pension plan is included in other liabilities in the consolidated balance sheets.

International Seaways, Inc.

Information for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets follows:

	December 31,	December 31,
	2019	2018
Projected benefit obligation	$27,481	$23,814
Accumulated benefit obligation	27,481	23,814
Fair value of plan assets	26,994	22,785

Information for net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Components of expense:
Plan administration costs	$-	$-	$64
Interest cost on benefit obligation	657	707	797
Expected return on plan assets	(1,017)	(1,029)	(1,041)
Amortization of prior-service costs	74	71	68
Recognized net actuarial loss	315	388	447
Recognized settlement loss	-	1,442	-
Net periodic benefit cost	$29	$1,579	$335

Unrecognized actuarial losses are amortized over a period of twenty years, which at the time selected, represented the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31,	December 31,
	2019	2018
Discount rate	2.00%	2.80%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2019	2018	2017
Discount rate	2.80%	2.40%	2.60%
Expected (long-term) return on plan assets	4.46%	3.85%	3.85%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

Pension benefits
2020	$822
2021	827
2022	843
2023	871
2024	997
Years 2025-2029	6,059
$10,419

International Seaways, Inc.

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category are as follows:

Description	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$549	$549	$-
Managed funds	26,445	-	26,445
Total	$26,994	$549	$26,445

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

A target  allocation of 80% is maintained with return seeking assets, with the balance of 20% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $639,  $0 and $787 to the Scheme in 2019, 2018 and 2017, respectively. The Company expects that its contribution to the Scheme in 2020 will be approximately $683.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The contributions to the plans during the three years ended December 31, 2019 were not material.

NOTE 18 — OTHER EXPENSE:

For the year ended December 31,	2019	2018	2017
Investment income - interest	$2,767	$1,300	$676

Net actuarial gain/(loss) on defined benefit pension plan	628	(902)	526
Write-off of deferred financing costs	(3,558)	(2,400)	(7,020)
Loss on extinguishment of debt	(1,100)	(1,295)	-
Other	320	(418)	-
	$(943)	$(3,715)	$(5,818)

Refer to Note 8, “Debt,” for additional information relating to write-off of deferred financing costs and loss on extinguishment of debt.

International Seaways, Inc.

NOTE 19 — 2019 AND 2018 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2019
Shipping revenues	$101,874	$69,010	$71,278	$124,022
Gain/(loss) on disposal of vessels and other property	48	(1,548)	1,472	(280)
Income/(loss) from vessel operations	19,324	(7,934)	(2,843)	46,621
Interest expense	(17,533)	(17,443)	(17,010)	(14,281)
Income tax provision	-	-	-	(1)
Net income/(loss)	10,897	(16,523)	(11,095)	15,891

Basic and Diluted net income/(loss) per share	$0.37	$(0.57)	$(0.38)	$0.54

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2018
Shipping revenues	$51,978	$56,909	$60,926	$100,548
(Loss)/gain on disposal of vessels and other property, including impairments	(6,573)	6,740	(17,360)	(2,487)
(Loss)/income from vessel operations	(26,706)	(9,669)	(36,021)	17,865
Interest expense	(11,621)	(13,086)	(17,320)	(18,204)
Income tax (provision)/benefit	(8)	-	(3)	116
Net (loss)/income	(29,316)	(18,796)	(47,786)	6,958

Basic and Diluted net (loss)/income per share	$(1.01)	$(0.65)	$(1.64)	$0.24

NOTE 20 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2019. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of December 31, 2019. The next deficit valuation is due March 31, 2020.

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

Spin-Off Related Agreements

On November 30, 2016, INSW was spun off from OSG as a separate publicly traded company.  In connection with the spin-off, INSW and OSG entered into several agreements, including a separation and distribution agreement, an employee matters agreement and a transition services agreement. While most of the obligations under those agreements were subsequently fulfilled, certain provisions (including in particular mutual indemnification provisions under the separation and distribution agreement and the employee matters agreement) continue in force.

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

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of International Seaways, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2020 expressed an unqualified opinion thereon.

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

March 3, 2020

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Seaways, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2)(collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 3, 2020 expressed an unqualified opinion thereon.

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

March 3, 2020

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10‑K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for the establishment and maintenance of adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	50	President and Chief Executive Officer and Director	May 2018 and November 2016
Jeffrey D. Pribor	62	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	51	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	43	Vice President and Chief Commercial Officer	February 2017 and November 2016
William Nugent	52	Vice President and Head of Ship Operations	February 2017 and November 2016
Adewale O. Oshodi	40	Vice President and Controller	November 2016

The business experience and certain other background information regarding our executive officers is set forth below.

Lois K. Zabrocky. Ms. Zabrocky has served as a Director of the Company since May 2018. Until her appointment to the role of Chief Executive Officer of the Company, Ms. Zabrocky served as Senior Vice President and Head of OSG’s International Flag Strategic Business Unit with responsibility for the strategic plan and profit and loss performance of OSG’s international tanker fleet comprised of 50 vessels and approximately 300 shoreside staff.  Ms. Zabrocky served in various roles during her 25 years at OSG. Ms. Zabrocky served as Senior Vice President of OSG from June 2008 through August 2014 when she was appointed as Co-President of OSG and Head of the International Flag Strategic Business Unit of OSG.  Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit of OSG from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011.

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

James D. Small III.  Mr. Small has served as Chief Administrative Officer, Senior Vice President, Secretary and General Counsel of the Company since November 30, 2016. He served as Senior Vice President, Secretary and General Counsel of OSG from March 2015 until November 30, 2016. Prior to joining OSG in March 2015, Mr. Small worked for more than 18 years at Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), a law firm, the last seven years as counsel. At Cleary Gottlieb, Mr. Small’s practice focused on corporate and financial transactions, U.S. securities law matters in U.S. and international capital markets transactions, mergers and acquisitions, and general corporate transactions. As counsel at Cleary Gottlieb, Mr. Small provided legal services to OSG between 2013 and February 2015.

Derek Solon. Mr. Solon has served as Vice President of the Company since February 2017 and Chief Commercial Officer of the Company since November 30, 2016. Mr. Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit

International Seaways, Inc.

from 2014 until November 30, 2016. Prior to assuming that role he served as Vice President, Sale & Purchase since 2012. Before joining OSG, Mr. Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

William Nugent. Mr. Nugent has served as Vice President of the Company since February 2017 and Head of Ship Operations of the Company since November 30, 2016. He served as Vice President and Head of Ship Operations for OSG’s International Flag Strategic Business Unit since July 2014. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of the department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

Adewale O. Oshodi.  Mr. Oshodi has been a Vice President and the Controller of the Company since November 30, 2016. He served as the Controller of OSG from July 2014 to November 30, 2016 and as Secretary of OSG from July 2014 until March 2015. He was Director, Corporate Reporting from September 2010 when he joined OSG until July 2014. Mr. Oshodi began his career in the New York commercial audit practice of Deloitte & Touche, LLP in 2000. As an Audit Manager between 2005 and 2008 and as an Audit Senior Manager between 2008 and 2010, Mr. Oshodi worked primarily on audits of companies in the maritime industry.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. The Code of Business Conduct and Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

International Seaways, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2019 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 13, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	538,632	$	$ 19.25	319,907	*

*Consists of 259,133 shares eligible to be granted under the Company’s 2016 Management Incentive Compensation Plan and 60,774 shares under the 2016 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2019, in connection with its 2020 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

(a)(2)	I-Condensed Financial Information of Parent Company

All other Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1

Separation and Distribution Agreement dated as of November 30, 2016 by and between Overseas Shipholding Group, Inc. and Registrant (schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K dated December 2, 2016 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K dated December 2, 2016 and incorporated herein by reference).

4.1

Registration Rights Agreements dated as of November 30, 2016 between Registrant and certain stockholders party thereto (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K dated December 2, 2016 and incorporated herein by reference).

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

International Seaways, Inc.

4.6	Form of Notes (included as Exhibit A to Annex I to the GLAS Trust Indenture filed as Exhibit 4.5).

4.7

First Supplemental Indenture, dated December 28, 2018, to the GLAS Trust Indenture (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 28, 2018 and incorporated by reference herein).

*10.1

International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K dated November 25, 2016 and incorporated herein by reference).

*10.1.1

Form of International Seaways, Inc. Non-Executive Director Incentive Compensation Plan Restricted Stock Grant Agreement (filed as Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10‑K for 2016 and incorporated herein by reference).

*10.2

International Seaways, Inc. Management Incentive Compensation Plan ("MICP") (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated November 25, 2016 and incorporated herein by reference).

*10.2.1	Form of International Seaways, Inc. MICP Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10‑K for 2016 and incorporated herein by reference).

*10.2.2	Form of International Seaways, Inc. MICP Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10‑K for 2016 and incorporated herein by reference).

*10.2.3

Form of International Seaways, Inc. MICP Performance-Based Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10‑K for 2016 and incorporated herein by reference).

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

*10.4

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.5

Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8‑K dated April 5, 2016 and incorporated herein by reference).

*10.6

Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

International Seaways, Inc.

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

*10.8.1	Amendment No. 5 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.9

Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10‑K for 2014 and incorporated herein by reference).

*10.10

Amendment No. 1 to James D. Small III’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.4 to Overseas Shipholding Group, Inc.’s Current Report on Form 8‑K dated April 5, 2016 and incorporated herein by reference).

*10.11

Amendment No. 2 to James D. Small III’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.14 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.12

Form of Amendment No. 3 to James D. Small III's Employment Agreement (filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.13

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10‑K for 2014 and incorporated herein by reference).

*10.14

Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10‑K for 2014 and incorporated herein by reference).

*10.15

Amendment No. 2 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 and incorporated herein by reference).

*10.15.1

Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement dated March 2, 2015 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.16

Employment Agreement dated November 9, 2016 between the Registrant and Jeffrey D. Pribor (filed as Exhibit 10.20 to Amendment No. 6 to Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

*10.16.1

Amendment No. 1 to Jeffrey D. Pribor’s Employment Agreement dated November 9, 2016 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.17

International Seaways Ship Management LLC Supplemental Executive Savings Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

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

10.20

Second Amendment, dated as of June 14, 2018, to the 2017 Credit Agreement (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference).

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

10.26

Consent letter dated March 1, 2019, relating to the Sinosure Credit Facility (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2019 and incorporated herein by reference).

**10.27

Note Purchase Agreement dated as of December 31, 2019 among the Registrant, and BlackRock Credit Alpha Master Fund L.P., HC NCBR Fund and The Obsidian Master Fund relating to the Notes issued under the GLAS Trust Indenture filed as Exhibit 4.5.

**10.28	Stock Purchase Agreement dated October 7, 2019 between the Registrant (as Vendor) and Nakilat Marine Services Ltd. (as Purchaser) relating to OSG Nakilat Corporation.

International Seaways, Inc.

**10.29

$390 Million Credit Agreement dated as of January 23, 2020 among the Registrant, International Seaways Operating Corporation, the other guarantors from time to time party thereto, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent, collateral agent and security trustee, ABN AMRO Capital USA LLC, as sustainability coordinator, Nordea Bank Abp, New York Branch, ABN AMRO Capital USA LLC, DNB Markets, Inc., Credit Agricole Corporate & Investment Bank, and Skandinaviska Enskilda Banken AB (Publ), as mandated lead arrangers and  bookrunners, and BNP Paribus and Danish Ship Finance A/S, as lead arrangers (pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and similar attachments have been omitted but will be furnished supplementally to the Commission upon request).

10.30	Side letter dated as of June 17, 2019 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2019 and incorporated herein by reference).

**21	List of significant subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and 15d‑14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10‑K SUMMARY

None

International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2020

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

Name	Date
/s/ LOIS K. ZABROCKY	March 3, 2020
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	March 3, 2020
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 3, 2020
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 3, 2020
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 3, 2020
Ian T. Blackley, Director

/s/ RANDEE DAY	March 3, 2020
Randee Day, Director

/s/ JOSEPH I. KRONSBERG	March 3, 2020
Joseph I. Kronsberg, Director

/s/ DAVID I. GREENBERG	March 3, 2020
David I. Greenberg, Director

/s/ TY E. WALLACH	March 3, 2020
Ty E. Wallach, Director

/s/GREGORY A. WRIGHT	March 3, 2020
Gregory A. Wright, Director

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,059	$159
Other receivables	-	5
Prepaid expenses and other current assets	1,055	556
Total Current Assets	10,114	720
Restricted cash	4,000	4,000
Investment in subsidiaries	1,057,519	941,872
Investments in and advances to affiliated companies	-	112,212
Intercompany receivables	1,597	1,611
Other assets	596	282
Total Assets	$1,073,826	$1,060,697

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$728	$875
Total Current Liabilities	728	875
Long-term debt	50,705	49,824
Intercompany payables	100	143
Total Liabilities	51,533	50,842

Equity:
Capital - 100,000,000 no par value shares authorized; 29,274,452 and 29,184,501
shares issued and outstanding	1,313,178	1,309,269
Accumulated deficit	(270,315)	(269,485)
	1,042,863	1,039,784
Accumulated other comprehensive loss	(20,570)	(29,929)
Total Equity	1,022,293	1,009,855
Total Liabilities and Equity	$1,073,826	$1,060,697

See notes to condensed financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2019	2018	2017
Shipping Revenues	$-	$-	$2

Operating Expenses
Vessel expenses	-	-	(4)
General and administrative	4,633	4,664	5,880
Third-party debt modification fees	(11)	44	-
Separation and transition costs	-	-	381
Total operating expenses	4,622	4,708	6,257
Loss from vessel operations	(4,622)	(4,708)	(6,255)
Equity in income/(loss) of affiliated companies	10,107	(80,269)	(75,790)
Operating income/(loss)	5,485	(84,977)	(82,045)
Other income/(loss)	62	(92)	(6,888)
Income/(loss) before interest expense and income taxes	5,547	(85,069)	(88,933)
Interest expense	(6,377)	(3,864)	(17,129)
Loss before income taxes	(830)	(88,933)	(106,062)
Income tax provision	-	(7)	(26)
Net loss	(830)	(88,940)	(106,088)

Other comprehensive income/(loss), net of tax:
Net change in unrealized losses on cash flow hedges	9,788	7,469	11,328
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service cost	32	(13)	(31)
Net change in unrecognized actuarial losses	(461)	3,022	563
Other comprehensive income, net of tax	9,359	10,478	11,860
Comprehensive Income/(Loss)	$8,529	$(78,462)	$(94,228)

See notes to condensed financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2019	2018	2017
Cash Flows from Operating Activities:
Net cash (used in)/provided by operating activities	$(8,489)	$3,500	$297,931

Cash Flows from Investing Activities:
Capital contributions to subsidiaries	(122,784)	(56,942)	-
Distributions from subsidiaries and affiliated companies	19,068	7,360	165,168
Proceeds from sale of investments in affiliated companies	122,755	-	-
Net cash provided by/(used in) investing activities	19,039	(49,582)	165,168

Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	-	51,318	-
Payments on debt	-	-	(1,546)
Extinguishment of debt	-	(2,069)	(458,416)
Premium on extinguishment of debt	(992)	-	-
Repurchases of common stock	-	-	(3,177)
Cash paid to tax authority upon vesting of stock-based compensation	(369)	(410)	(349)
Other - net	(289)	(222)	-
Net cash (used in)/provided by financing activities	(1,650)	48,617	(463,488)

Net increase/(decrease) in cash, cash equivalents and restricted cash	8,900	2,535	(389)
Cash, cash equivalents and restricted cash at beginning of year	4,159	1,624	2,013
Cash, cash equivalents and restricted cash at end of year	$13,059	$4,159	$1,624

See notes to condensed financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

INTERNATIONAL SEAWAYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE A — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS:

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

The Parent owns 100% of International Seaways Operating Corporation (“ISOC”), which is incorporated in the Marshall Islands, and OIN Delaware LLC, which is incorporated in the state of Delaware. The Parent had a 49.9% interest in a joint venture, OSG Nakilat Corporation (“LNG Joint Venture”), which is incorporated in the Marshall Islands. The following subsidiaries of the Parent are in the process of being dissolved: ERN Holdings Inc. and Oleron Tankers S.A., which are incorporated in Panama. On November 30, 2016, pursuant to the Contribution Agreement entered into between the Parent and ISOC, the Parent contributed its ownership interests in all of its vessel owning subsidiaries and certain of its non-vessel owning subsidiaries to ISOC. ISOC and its subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and refined petroleum products in the international markets.

NOTE B— DEBT:

Debt consists of the following:

	December 31,	December 31,
	2019	2018
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,142 and $1,402	$23,858	$23,598
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084 and $1,705	26,847	26,226
	50,705	49,824
Less current portion	-	-
Long-term debt	$50,705	$49,824

The Parent completed the sale of $25,000 of its 8.50% notes (the “8.50% Senior Notes”) in an SEC-registered offering in May 2018 and the sale of $30,000 of its 10.75% subordinated step-up notes due 2023 (the "10.75% Subordinated Notes") in a private placement to certain funds and accounts managed by BlackRock, Inc. ("BlackRock") on June 13, 2018. The Parent made capital contributions totaling $56,899 to ISOC during 2018 to finance the acquisition of the Six VLCCs and to fund general working capital needs, out of which $56,942 was paid and reflected in the condensed statement of cash flows as cash flows used in investing activities and $43 is included in intercompany receivables in the condensed consolidated balance sheet as of December 31, 2018.

On January 28, 2020, the outstanding balance of the 10.75% Subordinated Notes was repurchased using proceeds received from the 2020 Debt Facilities that were distributed by ISOC to the Parent as a return of capital.

As of December 31, 2019, the aggregate annual principal payments required to be made on the 8.5% Senior Notes and 10.75% Subordinated Notes are as follows:

Year	Amount
2020	$-
2021	-
2022	-
2023	52,931
Aggregate principal payments required	$52,931

International Seaways, Inc.

The Parent expects to recognize a net loss of $2,026 on the prepayment of  the 10.75% Subordinated Notes in January 2020. The net loss reflects a write-off of $1,034 unamortized original issue discount and deferred financing costs associated with the 10.75% Subordinated Notes and a premium of $992, which was paid in December 2019.

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

An aggregate net loss of $7,020 for the year ended December 31, 2017 realized on the modification of the Parent's debt facilities, is included in other expense in the condensed statement of operations and comprehensive loss. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the INSW Facilities, which were treated as partial extinguishments. The remaining balance of unamortized deferred financing costs were concurrently transferred to ISOC.

See Note 8, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent's debt.

NOTE C—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	2019	2018	2017
Equity in (loss)/income of affiliated companies
ISOC	$18,280	$(90,020)	$(89,851)
Other Subsidiaries	(3)	(99)	(327)
LNG Joint Venture	(8,170)	9,850	14,388
	$10,107	$(80,269)	$(75,790)

On October 7, 2019, the Company sold its 49.9% ownership interest in the LNG Joint Venture with Qatar Gas Transport Company Limited (Nakilat) (“Nakilat”) to Nakilat pursuant to a share purchase agreement entered into on the closing date. The purchase price for the transaction was $123,000, excluding fees and expenses. The share purchase agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. The Company recorded a cash gain on the sale of $3,033 and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture of $21,615 into earnings from Accumulated Other Comprehensive Loss. The Company made a $122,784 capital contribution to ISOC representing the net proceeds from the sale of the LNG Joint Venture.

	2019	2018	2017
Interest income on intercompany loan with INSW Manila Inc.	$-	$35	$131
Total included in other expense	$-	$35	$131

The Parent had a loan receivable from INSW Manila Inc., which was entered into to finance the purchase of an office building in Manila. This loan bore interest at 4% per annum and was repayable on demand. Such loan was paid in full in 2018.

	December 31,	December 31,
	2019	2018
Amounts due from related companies:
ISOC	$-	$43
INSW Manila Inc.	1,597	1,568
Intercompany receivables	$1,597	$1,611

International Seaways, Inc.

	December 31,	December 31,
	2019	2018
Amounts due to related companies:
OIN Delaware LLC	$100	$100
OSG-NNA Ship Management Services Inc.(1)	-	43
Intercompany payables	$100	$143
(1)	This subsidiary was dissolved during the year ended December 31, 2019.

In accordance with the terms of the 2017 Debt Facilities, ISOC is permitted to pay cash dividends to the Parent at the times and in the amounts necessary for the Parent to pay its operating expenses and other similar corporate overhead costs and expenses incurred in the ordinary course of its business. ISOC made cash distributions totaling $19,068 and $7,360 as return of capital to the Parent for the year ended December 31, 2019 and 2018, respectively, to cover such costs. ISOC made cash distributions totaling $487,260 to the parent including earnings distributions of $322,092 and $165,168 return of capital, for the year ended December 31, 2017 to cover such costs and to fund the repayment of the INSW facilities. The earnings distributions and return of capital distributions received by the Parent are reflected in the condensed statement of cash flows as cash flows from operating activities and investing activities, respectively.

NOTE D —CONTINGENCIES:

See Note 20, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent’s contingencies.

International Seaways, Inc.