Form 10-Q
period 2020-03-31
International Seaways, Inc.
filed 2020-05-07
CIK 1679049

aqszAQkj7ju

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES  ☐ NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
8.5% Senior Notes due 2023	INSW - PA	New York Stock Exchange

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 5, 2020: common stock, no par value 28,843,761 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$93,298	$89,671
Voyage receivables, net of allowance for credit losses of $1,299 and $1,245,
including unbilled of $97,948 and $74,355	104,094	83,845
Other receivables	6,053	3,938
Inventories	3,559	3,896
Prepaid expenses and other current assets	8,592	5,994
Total Current Assets	215,596	187,344
Restricted cash	17,029	60,572
Vessels and other property, less accumulated depreciation of $378,747 and $364,868	1,297,339	1,292,516
Deferred drydock expenditures, net	26,888	23,125
Operating lease right-of-use assets	28,940	33,718
Investments in and advances to affiliated companies	151,400	153,292
Other assets	3,536	2,934
Total Assets	$1,740,728	$1,753,501

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$32,864	$27,554
Current portion of operating lease liabilities	10,668	12,958
Current installments of long-term debt	81,483	70,350
Current portion of derivative liability	7,614	3,614
Total Current Liabilities	132,629	114,476
Long-term operating lease liabilities	15,718	17,953
Long-term debt	543,111	590,745
Long-term derivative liability	18,258	6,545
Other liabilities	1,332	1,489
Total Liabilities	711,048	731,208

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 28,823,465 and 29,274,452
shares issued and outstanding	1,301,938	1,313,178
Accumulated deficit	(237,296)	(270,315)
	1,064,642	1,042,863
Accumulated other comprehensive loss	(34,962)	(20,570)
Total Equity	1,029,680	1,022,293
Total Liabilities and Equity	$1,740,728	$1,753,501

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Shipping Revenues:
Pool revenues, including $70,675 and $41,160
from companies accounted for by the equity method	$101,209	$67,637
Time and bareboat charter revenues	8,604	5,520
Voyage charter revenues	15,524	28,717
	125,337	101,874

Operating Expenses:
Voyage expenses	5,606	7,845
Vessel expenses	32,960	30,538
Charter hire expenses	10,231	17,185
Depreciation and amortization	18,267	18,929
General and administrative	7,434	6,773
Provision for credit losses, net	62	1,298
Third-party debt modification fees	232	30
Gain on disposal of vessels and other property	(2,804)	(48)
Total operating expenses	71,988	82,550
Income from vessel operations	53,349	19,324
Equity in income of affiliated companies	5,111	8,070
Operating income	58,460	27,394
Other (expense)/income	(13,432)	1,036
Income before interest expense and income taxes	45,028	28,430
Interest expense	(12,009)	(17,533)
Income before income taxes	33,019	10,897
Income tax provision	-	-
Net income	$33,019	$10,897

Weighted Average Number of Common Shares Outstanding:
Basic	29,154,639	29,181,233
Diluted	29,348,393	29,223,187

Per Share Amounts:
Basic net income per share	$1.13	$0.37
Diluted net income per share	$1.12	$0.37

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net income	$33,019	$10,897
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(14,985)	(3,178)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	72	(26)
Net change in unrecognized actuarial losses	521	(173)
Other comprehensive loss, net of tax	(14,392)	(3,377)
Comprehensive income	$18,627	$7,520

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$33,019	$10,897
Items included in net income not affecting cash flows:
Depreciation and amortization	18,267	18,929
Amortization of debt discount and other deferred financing costs	983	1,765
Deferred financing costs write-off	12,501	-
Stock compensation, non-cash	1,206	761
Earnings of affiliated companies	(3,851)	(8,452)
Change in fair value of interest rate collar recorded through earnings	1,271	-
Other – net	293	36
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(2,804)	(48)
Loss on extinguishment of debt	992	-
Cash distributions from affiliated companies	3,250	2,050
Payments for drydocking	(7,565)	(4,438)
Insurance claims proceeds related to vessel operations	239	555
Changes in operating assets and liabilities:
Increase in receivables	(20,249)	(1,195)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	766	3,131
Net cash provided by operating activities	38,318	23,991
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(28,914)	(2,962)
Proceeds from disposal of vessels and other property	13,601	(82)
Expenditures for other property	(208)	(208)
Investments in and advances to affiliated companies, net	364	478
Repayments of advances from affiliated companies	-	5,450
Net cash (used in)/provided by investing activities	(15,157)	2,676
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	362,989	-
Extinguishment of debt	(382,699)	-
Payments on debt	(30,895)	(6,764)
Cash dividends paid	(1,729)	-
Repurchases of common stock	(10,012)	-
Cash paid to tax authority upon vesting of stock-based compensation	(705)	(149)
Other – net	(26)	(243)
Net cash used in financing activities	(63,077)	(7,156)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(39,916)	19,511
Cash, cash equivalents and restricted cash at beginning of year	150,243	117,644
Cash, cash equivalents and restricted cash at end of period	$110,327	$137,155

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$1,022,293
Net income	-	33,019	-	33,019
Other comprehensive loss	-	-	(14,392)	(14,392)
Dividends declared and paid	(1,729)	-	-	(1,729)
Forfeitures of vested restricted stock awards	(705)	-	-	(705)
Compensation relating to restricted stock awards	229	-	-	229
Compensation relating to restricted stock units awards	755	-	-	755
Compensation relating to stock option awards	222	-	-	222
Repurchase of common stock	(10,012)	-	-	(10,012)
Balance at March 31, 2020	$1,301,938	$(237,296)	$(34,962)	$1,029,680

Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net income	-	10,897	-	10,897
Other comprehensive loss	-	-	(3,377)	(3,377)
Forfeitures of vested restricted stock awards	(149)	-	-	(149)
Compensation relating to restricted stock awards	232	-	-	232
Compensation relating to restricted stock units awards	296	-	-	296
Compensation relating to stock option awards	233	-	-	233
Balance at March 31, 2019	$1,309,881	$(258,588)	$(33,306)	$1,017,987

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 40 oceangoing vessels, including four vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Dollar amounts, except per share amounts, are in thousands.

Note 2 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $17,029 as of March 31, 2020 represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 9, “Debt”). Restricted cash of $60,572 as of December 31, 2019 represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes. Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

Concentration of Credit Risk — We are subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. We manage our credit risk exposure through assessment of our counterparty creditworthiness. Cash equivalents consist primarily of time deposits, and money market funds. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Our money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily unbilled amounts due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, Revenue from Contracts with Customers (ASC

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

606), which are due within one year. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We maintain allowances for estimated credit losses and these losses have generally been within our expectations.

With respect to non-operating lease receivables, the Company recognizes as an allowance its estimate of expected credit losses in accordance with ASC 326, Financial Instruments – Credit losses (ASC 326), based on troubled accounts, historical experience, other currently available evidence, and reasonable and supportable forecasts about the future. The Company makes significant judgements and assumptions to estimate its expected losses. We make judgments about the creditworthiness of customers based on ongoing credit evaluations including analysis of the counterparty’s established credit rating or assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available, country and political risk of the counterparty, and their business strategy. We manage our non-operating lease receivable portfolios using delinquency as a key credit quality indicator. The Company performs the following steps in estimating expected losses: (i) gather historical losses over 5 years; (ii) assume outstanding billed amounts over 180 days as additional expected losses; and (iii) make adjustments to the expected losses to reflect future economic conditions by comparing credit default swap rates of significant customers over time. In addition, the Company performs individual assessments for customers that do not share risk characteristics with other customers (for example a customer under bankruptcy or a customer with known disputes or collectability issues).

The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in provision for credit losses on the condensed consolidated statements of operations. Activity for allowance for credit losses is summarized as follows:

Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2018	$-
Provision for expected credit losses	-
Balance at December 31, 2018	-
Provision for expected credit losses	1,245
Balance at December 31, 2019	1,245
Provision for expected credit losses	62
Write-offs charged against the allowance	(8)
Balance at March 31, 2020	$1,299

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 6, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three months ended March 31, 2020 and 2019, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 94% and 88% of consolidated voyage receivables at March 31, 2020 and December 31, 2019, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $980 relating to the Core Revolving Facility (See Note 9, “Debt”) as of March 31, 2020 and $274 relating to the 2017 Revolver Facility as of December 31, 2019, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $9,216 and $16,309 relating to the Company’s outstanding debt facilities as of March 31, 2020 and December 31, 2019, respectively, are included in long-term debt in the condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $851 and $1,230 for the three months ended March 31, 2020 and 2019, respectively.

Recently Adopted Accounting Standards —  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. In addition, for guarantees in the scope of ASC 326, entities must measure the expected credit losses arising from the contingent aspect under the CECL model in addition to recognizing the liability for the noncontingent aspect of the guarantee under ASC 460,  Guarantees. A standalone liability representing the amount that an entity expects to pay on the guarantee related to expected credit losses is required for the contingent aspect. Financial assets measured at fair value through net income are scoped out of CECL. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the leasing standard, ASC 842. The ASU requires a cumulative-effect adjustment to the retained earnings as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not to be adjusted. The adoption of ASC 326 on January 1, 2020 did not have a material impact on our consolidated financial statements since most of our voyage receivables are operating lease receivables, which are not in the scope of ASC 326. The Company determined that the cumulative-effect adjustment as of January 1, 2020 to accumulated deficit attributable to (i) an increase in our allowance for doubtful accounts associated with revenues from services and (ii) the recognition of guarantee liabilities associated with the contingent aspect of our current financial guarantee obligations, was immaterial.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which changes the fair value measurement disclosure requirements. The new disclosure requirements are: (1) changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The eliminated disclosure requirements are: (1) transfers between Level 1 and Level 2 of the fair value hierarchy; and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Under ASU 2018-13, entities are no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. Instead, the requirement to disclose such events applies only when they have been communicated to the reporting entities by the investees or announced publicly. The standard is effective for the first interim reporting period within annual periods beginning after December 15, 2019. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements because we did not have Level 3 fair value measurements during the three months ended March 31, 2020.

Recently Issued Accounting Standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (i) contract references a rate that will be discontinued; (ii) modified terms directly replace (or have potential to replace) this reference rate; and (iii) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (i) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (ii) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (iii) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indexes between the hedging instrument and the hedged item; and (iv) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 51,107 and 47,501 for the three months ended March 31, 2020 and 2019, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2020, there were 280,807 shares of restricted stock units and 538,632 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$33,019	$10,897

Weighted average common shares outstanding:
Basic	29,154,639	29,181,233
Diluted	29,348,393	29,223,187

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
	2020	2019
Net income allocated to:
Common Stockholders	$32,961	$10,879
Participating securities	58	18
	$33,019	$10,897

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2020 and 2019 earnings per share calculations, there were 193,754 and 41,954 dilutive equity awards outstanding.  Awards of 827,583 and 539,825 for the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The Company’s investments in and equity in income of the joint venture with four LNG Carriers, which was sold in October 2019, was included in Other. Adjusted income from vessel operations for segment purposes is defined as income from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2020 and 2019 follows:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2020:
Shipping revenues	$93,677	$31,660	$-	$125,337
Time charter equivalent revenues	88,854	30,877	-	119,731
Depreciation and amortization	14,245	3,998	24	18,267
Gain on disposal of vessels and other property	(2,804)	-	-	(2,804)
Adjusted income/(loss) from vessel operations	43,949	14,353	(29)	58,273
Equity in income of affiliated companies	5,111	-	-	5,111
Investments in and advances to affiliated companies at March 31, 2020	143,403	7,997	-	151,400
Adjusted total assets at March 31, 2020	1,292,689	332,236	-	1,624,925
Expenditures for vessels and vessel improvements	11,301	17,613	-	28,914
Payments for drydockings	7,205	360	-	7,565

Three months ended March 31, 2019:
Shipping revenues	$80,385	$21,489	$-	$101,874
Time charter equivalent revenues	72,586	21,443	-	94,029
Depreciation and amortization	14,477	4,418	34	18,929
Loss/(gain) on disposal of vessels and other property	17	(65)	-	(48)
Adjusted income/(loss) from vessel operations	23,362	4,058	(43)	27,377
Equity in income of affiliated companies	4,770	-	3,300	8,070
Investments in and advances to affiliated companies at March 31, 2019	139,832	12,703	114,983	267,518
Adjusted total assets at March 31, 2019	1,306,866	326,696	114,983	1,748,545
Expenditures for vessels and vessel improvements	2,955	7	-	2,962
Payments for drydockings	4,231	207	-	4,438

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
	2020	2019
Time charter equivalent revenues	$119,731	$94,029
Add: Voyage expenses	5,606	7,845
Shipping revenues	$125,337	$101,874

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
	2020	2019
Total adjusted income from vessel operations of all segments	$58,273	$27,377
General and administrative expenses	(7,434)	(6,773)
Provision for credit losses, net	(62)	(1,298)
Third-party debt modification fees	(232)	(30)
Gain on disposal of vessels and other property	2,804	48
Consolidated income from vessel operations	53,349	19,324
Equity in income of affiliated companies	5,111	8,070
Other (expense)/income	(13,432)	1,036
Interest expense	(12,009)	(17,533)
Income before income taxes	$33,019	$10,897

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

	March 31, 2020	March 31, 2019
Total assets of all segments	$1,624,925	$1,748,545
Corporate unrestricted cash and cash equivalents	93,298	79,537
Restricted cash	17,029	57,618
Other unallocated amounts	5,476	5,370
Consolidated total assets	$1,740,728	$1,891,070

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2019 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2020 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2019 impairment tests of the Company’s fleet. The Company noted that the economic impacts of the novel coronavirus (COVID-19) did not have immediate material negative impacts on the markets for its vessels and that the very strong rate environment for its fleets during the latter portion of the first quarter of 2020 was principally due to increased oil production and a growth in demand for floating storage. As and when the worldwide impacts of COVID-19 begin to subside and oil demand increases and achieves a greater balance with oil supply, the demand for floating storage will likely decline as onshore and offshore oil inventories are drawn down, which could negatively impact the demand for oil tankers. The extent to which this will negatively impact the tanker rate environment will depend on the timing, magnitude and region of the oil demand recoveries. The Company will continue to monitor developments in the markets in which it operates for indications that the carrying values of its vessels are not recoverable.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vessel Acquisitions and Deliveries

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009‑built LR1 for a purchase price of $18,750, which was delivered during the first quarter of 2020.

Vessel Sales

During the fourth quarter of 2019, the Company entered into memorandums of agreements to sell a 2002-built Aframax and a 2001-built Aframax. The 2002-built Aframax was delivered to its buyer in January 2020. The Company recognized a gain of approximately $2,808 on such sale. In March 2020, the Company received a non-refundable deposit of $1,355 pursuant to the memorandum of agreement for the sale of the 2001-built Aframax, which is now expected to be delivered to its buyer during the third quarter of 2020. The vessel was operating under a time charter out agreement as of March 31, 2020 and therefore does not meet the criteria for asset held for sale classification as of March 31, 2020.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2020, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of March 31, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $65,648 and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $192.

The FSO Joint Venture has had preliminary discussions with NOC regarding the employment of its FSO vessels subsequent to the expiry of their current contracts in 2022. The Company will monitor such discussions for evidence of an other-than-temporary decline in the fair value of the Company’s investment in the FSO Joint Venture below its carrying value.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2020 consisted of: FSO Joint Venture of $138,036 and Other of $13,364, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A condensed summary of the results of operations of the joint ventures, which included an approximate 50% interest in a joint venture that operated four LNG carriers in the 2019 period, follows:

	Three Months Ended March 31,
	2020	2019
Shipping revenues	$26,024	$52,315
Ship operating expenses	(14,240)	(26,369)
Income from vessel operations	11,784	25,946
Other income	40	428
Interest expense	(1,874)	(10,276)
Income tax provision	(923)	(855)
Net income	$9,027	$15,243

Note 7 — Variable Interest Entities (“VIEs”):

As of March 31, 2020, the Company participates in six commercial pools and two joint ventures. Two of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pools or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2020:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$142,809

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2020:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$192	$208,457

In addition, as of March 31, 2020, the Company had approximately $26,778 of trade receivables from the two pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2020.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
March 31, 2020:
Cash and cash equivalents (1)	$110,327	$110,327	$-
Core Term Loan Facility	(300,000)	-	(300,000)
Transition Term Loan Facility	(45,000)	-	(45,000)
Sinosure Credit Facility	(263,811)	-	(263,811)
8.5% Senior Notes	(23,970)	(23,970)	-

December 31, 2019:
Cash and cash equivalents (1)	$150,243	$150,243	$-
2017 Term Loan Facility	(333,177)	-	(333,177)
ABN Term Loan Facility	(23,248)	-	(23,248)
Sinosure Credit Facility	(269,705)	-	(269,705)
8.5% Senior Notes	(26,120)	(26,120)	-
10.75% Subordinated Notes	(32,649)	-	(32,649)

(1)	Includes non-current restricted cash of $17,029 and $60,572 at March 31, 2020 and December 31, 2019, respectively.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility (see Note 9, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350,000 notional interest rate collar into an amortizing $250,000 notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features.  Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1,271.

During April 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25,000 of the Core Term Loan Facility that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, qualifies as a cash flow hedge and will be designated as such.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the March 31, 2020 and December 31, 2019 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Amount	Location	Amount
March 31, 2020:
Derivatives designated as hedging instruments:
Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(7,614)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(18,258)
Total derivatives designated as hedging instruments		$-		$(25,872)

December 31, 2019:
Derivatives not designated as hedging instruments:
Interest rate collar:
Current portion	Current portion of derivative asset	$-	Current portion of derivative liability	$(1,230)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(577)

Derivatives designated as hedging instruments:
Interest rate swaps:
Current portion	Current portion of derivative asset	-	Current portion of derivative liability	(2,384)
Long-term portion	Long-term derivative asset	-	Long-term derivative liability	(5,968)
Total derivatives designated as hedging instruments		$-		$(10,159)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended March 31,
	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$(16,121)	$(4,091)
Interest rate cap	-	(908)
Total other comprehensive loss	$(16,121)	$(4,999)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended March 31,
	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$895	$140
Interest rate cap	-	41

Derivatives not designated as hedging instruments:
Interest rate collar	1,352	-
Total interest expense	$2,247	$181

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at March 31, 2020:
Derivative Assets (interest rate swaps)	$-	$-	$-	(1)
Derivative Liabilities (interest rate swaps)	(25,872)	-	(25,872)	(1)

Assets/(Liabilities) at December 31, 2019:
Derivative Assets (interest rate swaps and collar)	$-	$-	$-	(1)
Derivative Liabilities (interest rate swaps and collar)	(10,159)	-	(10,159)	(1)

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2020	2019
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $5,191	$294,809	$-
Transition Term Loan Facility, due 2022, net of unamortized deferred finance costs of $787	44,213	-
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $2,166 and $2,262	261,645	267,443
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,073 and $1,142	23,927	23,858
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $11,211	-	320,309
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $610	-	22,638
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084	-	26,847
	624,594	661,095
Less current portion	(81,483)	(70,350)
Long-term portion	$543,111	$590,745

On January 28, 2020, except for the Sinosure Credit Facility and the 8.5% Senior Notes, the principal outstanding as of December 31, 2019 on all of the Company’s other debt facilities reflected in the above table were paid off or repurchased and the underlying credit agreements or Indentures were terminated or discharged in accordance with their respective terms in conjunction with the Company closing on the 2020 Debt Facilities, described below.

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

2020 Debt Facilities

On January 23, 2020, International Seaways, Inc., International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390,000 of secured debt facilities (the “2020 Debt Facilities”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affiliates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On March 4, 2020, the $20,000 outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On March 12, 2020, the Company entered into a Side Letter agreement with the 2020 Debt Facilities lenders relating to the mortgage for the Seaways Mulan, a 2002-built VLCC that has been detained by the Indonesian authorities since February 8, 2020 pending the completion of their investigation of a claim that the vessel had illegally anchored in Indonesian territorial waters while awaiting orders for its next voyage.  The mortgage requires the vessel owner to secure the release of a vessel that has been arrested or taken into custody under color of legal authority within 30 days of the initial detention of such vessel and grants the vessel owner an additional 30 days thereafter to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement.  Although a process to obtain release of the vessel was and remains ongoing, the vessel had been in the custody of the Indonesian authorities for more than 30 days. If the vessel’s detention was not cured or waived by April 8, 2020, the Company would be in default under the terms of the Credit Agreement.  Accordingly, pursuant to the terms of the Side Letter agreement, the Lenders granted the Company an additional 60 days from the initial arrest date to secure the release of the Seaways Mulan from arrest by the Indonesian authorities by May 8, 2020 after which the Company would have an additional 30 days (i.e., through June 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. If the release of the Seaways Mulan does not occur by June 7, 2020, then by June 7, 2020 the Company can either effectively pay off the proportional amount of the loan outstanding under the Transition Term Loan Facility applicable to the Seaways Mulan or have received an additional waiver from the lender group.

Debt Covenants

The Company was in compliance with the financial covenants under all of its debt facilities as of March 31, 2020.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The 8.5% Senior Notes Indenture contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports. The Indenture also provides for certain customary events of default (subject, in certain cases, to receipt of notice of default and/or customary grace or cure periods).

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

The Company’s credit facilities also require it to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with the Employee Retirement Income Security Act of 1974 ("ERISA"); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2020 and 2019 was $11,852 and $17,226, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2020 and 2019 was $7,155 and $11,172 respectively.

Debt Modifications, Repurchases and Extinguishments

During the three months ended March 31, 2020, the Company incurred debt issuance costs aggregating $7,329 in connection with 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the Core Revolving Facility aggregating $752 were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with Core Term Loan Facility and Transition Term Loan Facility totaled $6,577, of which $6,345 were capitalized as deferred finance charges and $232 associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying condensed consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds. In addition, aggregate net losses on the repurchases and extinguishment of the Company’s debt facilities totaling $13,493 were recognized during the three months ended March 31, 2020 and

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net loss reflects a prepayment fee of $992 related to 10.75% Subordinated Notes and a write-off of $12,501 of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments.

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

As of March 31, 2020, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2020 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2020.

The Marshall Islands impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

Note 11 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

There were no stock-based compensation awards granted during the three months ended March 31, 2020.

Dividends

On February 26, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. On March 30, 2020, the Company paid dividends totaling $1,729 to stockholders of record as of March 17, 2020.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 33,210 and 8,746 shares of common stock during the three months ended March 31, 2020 and 2019, respectively, at an average cost of $21.23 and $17.13, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. During April 2020, an additional 4,198 shares of common stock were repurchased from certain employees and members of management at an average cost of $22.70 per share in relation to restricted stock units that vested in March 2020.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30,000 stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

employees, directors and other affiliates of the Company will not be eligible for repurchase under this program without further authorization from the Board. During the three months ended March 31, 2020, the Company repurchased and retired 490,592 shares of its common stock in open-market purchases at an average price of $20.41 per share, for a total cost of $10,012. No shares were acquired under repurchase programs during the three months ended March 31, 2019.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
	2020	2019
Unrealized losses on derivative instruments	$(26,717)	$(11,732)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,245)	(8,838)
	$(34,962)	$(20,570)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2020 and 2019 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(16,121)	593	(15,528)
Amounts reclassified from accumulated other comprehensive loss	1,136	-	1,136
Balance as of March 31, 2020	$(26,717)	$(8,245)	$(34,962)

Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(4,999)	(199)	(5,198)
Amounts reclassified from accumulated other comprehensive loss	1,821	-	1,821
Balance as of March 31, 2019	$(24,698)	$(8,608)	$(33,306)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended March 31,
	2020	2019	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method			Equity in income of
joint venture investees	$160	$1,640	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	895	140	Interest expense
Interest rate cap entered into by the Company's subsidiaries	-	41	Interest expense

Reclassifications of losses on derivatives subsequent to discontinuation of hedge accounting:
Interest rate collar entered into by the Company's subsidiaries	81	-	Interest expense
	$1,136	$1,821	Total before and after tax

At March 31, 2020, the Company expects that it will reclassify $9,816 (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 13 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of March 31, 2020, the Company is a party to time charter out contracts with customers on six Panamaxes and two VLCCs with expiry dates ranging from May 2020 to March 2023. Subsequent to March 31, 2020, the Company entered into agreements to charter out two VLCCs each for a period of seven months, commencing in May 2020. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company's Crude Tanker Lightering Business, voyage charter contracts that do not meet the definition of a lease and profit share agreements are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

In March 2020, the Company entered into a one-year profit share agreement with a third party entitling the Company to participate in 25% of the profits and losses generated from the commercial operations of a chartered-in 2007-built MR. The vessel will be commercially managed on voyage charters by the Clean Product Tankers Alliance Pool during the duration of the agreement. Earnings from this agreement are included in voyage charter revenues and the Company’s share of charter hire expenses is included in charter hire expenses in the accompanying condensed consolidated statement of operations.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2020 and 2019:

	Crude	Product
	Tankers	Carriers	Other	Totals
Three months ended March 31, 2020:
Revenues from leases
Pool revenues	$70,250	$30,959	$-	$101,209
Time and bareboat charter revenues	8,604	-	-	8,604
Voyage charter revenues from non-variable lease payments	7,353	701	-	8,054
Voyage charter revenues from variable lease payments	1,120	-	-	1,120
Revenues from services
Voyage charter revenues
Lightering services	6,350	-	-	6,350
Total shipping revenues	$93,677	$31,660	$-	$125,337

Three months ended March 31, 2019:
Revenues from leases
Pool revenues	$46,172	$21,465	$-	$67,637
Time and bareboat charter revenues	5,520	-	-	5,520
Voyage charter revenues from non-variable lease payments	7,272	24	-	7,296
Voyage charter revenues from variable lease payments	348	-	-	348
Revenues from services
Voyage charter revenues
Lightering services	21,073	-	-	21,073
Total shipping revenues	$80,385	$21,489	$-	$101,874

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2020	$2,727	$-	$-
Closing balance as of March 31, 2020	1,921	547	-

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Positive/(negative) adjustments in revenues from performance obligations satisfied in

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

previous periods recognized during the three months ended March 31, 2020 and 2019 were $15 and ($483), respectively. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of March 31, 2020, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 14 — Leases:

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three months ended March 31, 2020 and 2019 for the lease component of these leases are as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost
Vessel assets
Charter hire expenses	$3,728	$3,657

Office and other space
General and administrative	249	249
Voyage expenses	42	42

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,800	2,227

Office and other space
General and administrative	29	29
Voyage expenses	-	26
Vessel expenses	-	5
Total lease cost	$5,848	$6,235

(1)

Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $72 and $6,628 for the three months ended March 31, 2020 and 2019, respectively, including both lease and non-lease components.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,019	$3,873

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$28,940	$33,718

Current portion of operating lease liabilities	$(10,668)	$(12,958)
Long-term operating lease liabilities	(15,718)	(17,953)
Total operating lease liabilities	$(26,386)	$(30,911)

Weighted average remaining lease term - operating leases	3.25 years	3.24 years
Weighted average discount rate - operating leases	7.18%	7.16%

1. Charters-in of vessel assets:

During March 2020, two 2007-built MRs time chartered-in by the Company were arrested by a third party due to a legal dispute between said party and the ultimate owners of the vessels. As a result of the arrests, the entity that chartered these vessels to INSW was no longer able to perform its obligations under the time charter agreements and effectively terminated the time charter agreements. Accordingly, the Company derecognized lease liabilities and right of use assets totaling $1,000, respectively, associated with these agreements.

As of March 31, 2020, INSW had commitments to charter in one MR, two Aframaxes, and one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from July 2020 to August 2021, are accounted for as operating leases. Some of the Company’s time charters contain renewal options to extend the leases for six to 12 months. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of March 31, 2020, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of March 31, 2020 are as follows:

Bareboat Charters-in:

At March 31, 2020	Amount	Operating Days
2020	$4,730	550
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	21,818	2,566
less imputed interest	(2,569)
Total operating lease liabilities	$19,249

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Time Charters-in:

At March 31, 2020	Amount	Operating Days
2020	$3,111	643
2021	2,170	408
Total lease payments (lease component only)	5,281	1,051
less imputed interest	(215)
Total operating lease liabilities	$5,066

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

Payments of lease liabilities for office and other space as of March 31, 2020 are as follows:

Office and other space:

At March 31, 2020	Amount
2020	$874
2021	838
2022	173
2023	178
2024	178
Total lease payments	2,241
less imputed interest	(170)
Total operating lease liabilities	$2,071

Contracts under which the Company is a Lessor

See Note 13, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under the lease guidance (ASC 842).

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for six Panamaxes and two VLCCs and the related revenue days as of March 31, 2020 are as follows:

Time Charters-out:

At March 31, 2020	Amount	Revenue Days
2020	$33,718	1,015
2021	21,354	458
2022	16,425	365
2023	3,195	71
Future minimum revenues	$74,692	1,909

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

Note 15 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2020. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of March 31, 2020. The next deficit valuation is as of March 31, 2020.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of INSW’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	the impact of changes in fuel prices, particularly with regard to IMO 2020;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
•	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2020 and 2019, we derived 74% and 77%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2020 and 2019 periods.

As of March 31, 2020, we owned or operated an International Flag fleet of 40 vessels aggregating 6.9 million deadweight tons (“dwt”), including four vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we had ownership interests in two FSO service vessels (the “JV Vessels”).

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 93% and 94% of our total TCE revenues in the spot market for the three months ended March 31, 2020 and 2019, respectively.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of March 31, 2020 and results of operations for the three month periods ended March 31, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2020 at 93.3 million barrels per day (“b/d”), a decrease of 5.6 million b/d, or 5.7%, over the same quarter in 2019. The estimate for global oil consumption for 2020 is 90.5 million b/d, a decrease of 9.3% over 2019. OECD demand in 2020 is estimated to decrease by 12.0% to 41.9 million b/d, while non-OECD demand is estimated to decrease by 6.9% to 48.6 million b/d.

Global oil production in the first quarter of 2020 was 100.4 million b/d, a decrease of 0.1% from the first quarter of 2019. OPEC crude oil production averaged 28.3 million b/d in the first quarter of 2020, a decrease of 0.8 million b/d from the fourth quarter of 2019, and a decrease of 2.2 million b/d from the first quarter of 2019. Non-OPEC production increased by 2.2 million b/d to 66.7 million b/d in the first quarter of 2020 compared with the first quarter of 2019. Oil production in the U.S. in the first quarter of 2020 was flat compared to the fourth quarter of 2019 at 12.7 million b/d, but was 0.8 million b/d higher than in the first quarter of 2019.

U.S. refinery throughput increased by 0.8 million b/d to 16.9 million b/d in the first quarter of 2020 compared with the fourth quarter of 2019. U.S. crude oil imports in the first quarter of 2020 decreased by 1.1 million b/d to 6.4 million b/d compared with the first quarter of 2019, with imports from OPEC countries declining by 1.4 million b/d and imports from non-OPEC countries increasing by 0.3 million b/d.

China’s crude oil imports in March of 2020 were at 10.3 million b/d compared with an average of 10.5 million b/d for the first two months of the year.  Average first quarter imports of 10.4 million b/d represents a 5% year over year increase.

During the first quarter of 2020, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of scrappings, by 6.3 million dwt as the crude fleet increased by 4.8 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 3.3, 0.9 and 0.6 million dwt, respectively. The product carrier fleet expanded by 1.5 million dwt with LR1s and MRs increasing by 0.2 and 1.3 million dwt, respectively. Year over year, the size of the tanker fleet increased by 26.2 million dwt with the largest increases in the VLCC, Aframax  and MR sectors, while Suezmaxes and LR1s saw only modest growth in fleet size.

During the first quarter of 2020, the tanker orderbook decreased by 4.1 million dwt overall. The crude tanker orderbook declined by 2.7 million dwt, with the Suezmax orderbook growing by 0.6 million dwt, while both VLCC and Aframax orderbooks declined by 3.1 and 0.2 million dwt, respectively. The product tanker orderbook declined by 1.4 million dwt with LR1s declining by 0.1 million dwt and MRs declining by 1.3 million dwt. The decrease in the tanker orderbook reflects the delivery of newbuildings during the first quarter and little new ordering activity.

Year over year, the total tanker orderbook declined by 10.7 million dwt, with VLCCs, LR1s and MRs declining by 12.4, 0.7 and 2.8 million dwt, respectively.  The Suezmax and Aframax orderbooks grew by 3.9 and 1.3 million dwt, respectively, during the period. This general decline appears, at least to some extent, to be driven by shipowners reluctance to invest capital in current technology while the shipping industry is targeting substantial reductions in carbon emissions, as well as general economic concerns surrounding the novel coronavirus (COVID-19) outbreak.

INTERNATIONAL SEAWAYS, INC.

Crude tanker rates in the first quarter of 2020 began strong on the heels of IMO 2020 implementation and strong demand, subsequently declined with increased fears of demand destruction related to COVID-19, but ultimately finished the quarter very strong as a result of OPEC+ failing to agree on production cuts.  The effects of this were twofold.  First, Saudi Arabia’s decision to actually increase production created an increased demand for tankers while at the same time the collapse of oil prices created an oil contango and thus an increased demand for floating storage.  In the second quarter thus far, tanker rates have been highly volatile but have held onto the increases seen at the end of the first quarter.  Despite the OPEC+ agreement in early April 2020 to cut production substantially beginning in May/June 2020, the total oil to be produced is still substantially in excess of global demand. This excess production and the resulting continued need for tankers as floating storage, coupled with increased delays in offloading cargoes as shore-based storage fills up, has maintained a robust tanker rate environment.  When supply and demand eventually come back into balance, this could have negative repercussions for tankers as vessels previously used for floating storage are released back into a market where the oil held in inventory will supplant oil tanker transportation demand.  See Item 1A, Risk Factors – The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2020, income from vessel operations increased by $34,025 to $53,349 from $19,324 in the first quarter of 2019. Such increase resulted principally from higher TCE revenues, a lower provision for credit losses, and lower charter hire expenses, which was due to fewer chartered-in vessels in the Crude Tankers Lightering business.

The increase in TCE revenues in the first three months of 2020 of $25,702, or 27%, to $119,731 from $94,029 in the corresponding period of the prior year primarily reflects higher average daily rates across INSW’s fleet sectors (driven by the market events described above under Operations and Oil Tanker Markets), which accounted for an increase of approximately $44,747. Such increase was partially offset by fewer revenue days in the current quarter in the VLCC fleet due in large part to vessels being off-hire while undergoing scrubber installations, and a lower volume of activity in the Crude Tankers Lightering business, which accounted for offsetting decreases in TCE revenue of $10,649 and $8,519, respectively.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers	Three Months Ended March 31,
	2020	2019
TCE revenues	$88,854	$72,586
Vessel expenses	(25,167)	(22,265)
Charter hire expenses	(5,493)	(12,482)
Depreciation and amortization	(14,245)	(14,477)
Adjusted income from vessel operations (a)	$43,949	$23,362
Average daily TCE rate	$43,663	$28,566
Average number of owned vessels (b)	24.3	25.0
Average number of vessels chartered-in under operating leases	2.5	5.4
Number of revenue days: (c)	2,035	2,541
Number of ship-operating days: (d)
Owned vessels	2,212	2,250
Vessels bareboat chartered-in under operating leases	182	180
Vessels time chartered-in under operating leases (e)	44	87
Vessels spot chartered-in under operating leases (e)	-	214

(a)

Adjusted income from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain on disposal of vessels and other property.

(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)

Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.
(e)

The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 14 vessels under operating leases at various points during the three-month period ended March 31, 2019 for full service lightering jobs. Only one vessel was time chartered-in for a portion of the three-month period ended March 31, 2020.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2020 and 2019, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $784 and $716 per day for the three months ended March 31, 2020 and 2019, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$63,754	$-	$31,993	$-
Revenue days	793	-	1,134	-
Suezmax:
Average rate	$42,836	$-	$28,935	$-
Revenue days	182	-	180	-
Aframax:
Average rate	$31,649	$-	$20,905	$-
Revenue days	361	-	398	-
Panamax:
Average rate	$42,071	$15,900	$17,558	$12,313
Revenue days	91	539	73	445

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2020, TCE revenues for the Crude Tankers segment increased by $16,268, or 22%, to $88,854 from $72,586 in the first quarter of 2019, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, Aframax, and Panamax sectors aggregating approximately $34,672. The increased rates in the VLCC fleet accounted for $24,271 of this total rates-based increase. As discussed in the “Operations and Oil Tanker Markets” section above, the very strong rate environment during the latter portion of the first quarter of 2020 was due in large part to increased oil production and a growth in demand for floating storage. As and when oil demand increases and achieves a balance with oil supply, the need for floating storage will likely decline, which would negatively impact the demand for oil tankers. The extent to which this increase in oil demand, particularly if it is met from excess crude inventories that were built up during the period of oil demand destruction, will negatively impact the tanker rate environment will depend on the timing and magnitude of the oil demand recoveries in the various parts of the world.

Partially offsetting the increase in TCE revenues was the impact of (i) a 341-day decrease in VLCC revenue days aggregating $10,649, and (ii) a $8,519 decrease in revenue in the Crude Tankers Lightering business during the current quarter. The net decrease in VLCC days was primarily the result of 354 more drydock, repair and other off-hire days in the current year, of which 301 days related to days VLCCs were out of service to have scrubbers installed, and 53 days related to the detention of the Seaways Mulan by Indonesian authorities (as discussed in Note 9, “Debt,” to the accompanying condensed consolidated financial statements). To date, the Company has completed the scrubber installations on five of its modern VLCCs. The Company expects approximately 88 off-hire days in the second quarter of 2020, as it completes the scrubber installations on two more of its modern VLCCs in China. The scrubber installations on its final three modern VLCCs have been rescheduled to 2021 in order to take advantage of current strong market conditions and to align with the natural drydocking dates for the vessels. The expected off-hire days could be subject to further change due to the impacts that COVID-19 may continue to have on international travel and movement of personnel and other scheduling changes.

Vessel expenses increased by $2,902 to $25,167 in the first quarter of 2020 from $22,265 in the first quarter of 2019. The VLCC fleet accounted for $2,886 of the total increase, and such increase reflects technical management transition costs incurred in the current quarter, off-hire fuel costs of the Seaways Mulan under detention as discussed above, along with an increase in drydock deviation costs of $962. Charter hire expenses decreased by $6,989 to $5,493 in the current quarter from $12,482 in the prior year’s quarter. The primary driver of the decrease was a significant decrease in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of decreased levels of full-service lightering activity in the first quarter of 2020, due to a robust Aframax market that made spot chartering-in vessels for full service jobs challenging and a decline in crude imports and exports out of the U.S. Gulf.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2,296 for the first quarter of 2020 and $4,194 for the first quarter of 2019. The decrease in the current year’s operating income as compared to the prior year’s quarter primarily reflects a lower volume of lightering activity in the current year as noted above. In the current quarter, 89 service support only lighterings were performed, as compared to 27 full service and 82 service support only lighterings in the prior year’s quarter.

Product Carriers	Three Months Ended March 31,
	2020	2019
TCE revenues	$30,877	$21,443
Vessel expenses	(7,788)	(8,264)
Charter hire expenses	(4,738)	(4,703)
Depreciation and amortization	(3,998)	(4,418)
Adjusted income from vessel operations	$14,353	$4,058
Average daily TCE rate	$26,873	$16,257
Average number of owned vessels	9.5	11.0
Average number of vessels chartered-in under operating leases	3.7	4.0
Number of revenue days	1,149	1,319
Number of ship-operating days:
Owned vessels	861	990
Vessels time chartered-in under operating leases	341	360

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2020 and 2019, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $542 and $483 per day for the three months ended March 31, 2020 and 2019, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$28,799	$-	$22,090	$-
Revenue days	91	-	90	-
LR1(1):
Average rate	$38,644	$-	$24,017	$-
Revenue days	487	-	339	-
MR:
Average rate	$20,719	$-	$13,462	$-
Revenue days	571	-	889	-

(1)

During the 2020 and 2019 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that is currently transporting refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the first quarter of 2020 TCE revenues for the Product Carriers segment increased by $9,434, or 44%, to $30,877 from $21,443 in the first quarter of 2019. Period-over-period increases in average daily blended rates earned by all Product Carrier fleet sectors accounted for an increase in TCE revenues of approximately $10,075. Serving to partially offset such increase was a $640 decline in TCE revenue arising from the net impact of (i) a 318-day decrease in MR revenue days in the current period, resulting primarily from the sales of two 2004-built MRs between June and July 2019, the redelivery of one time chartered-in MR to its owner during the third quarter of 2019, and the effective termination and redeliveries of two time chartered-in MRs in March 2020 prior to the scheduled expiry of their respective charter parties due to the vessels being arrested by a third-party and the vessel owners no longer  being able to perform their obligations under the time charter agreements, partially offset by (ii) a 148-day increase in LR1 revenue days in the current period primarily driven by the commencement of a two-year time charter-in of a 2006-built LR1 in August 2019, and the purchase of a 2009-built LR1 that was delivered in February 2020.

The decreases in vessel expenses and depreciation and amortization during the first quarter of 2020 compared to the first quarter of 2019 were primarily due to the sales of MRs discussed above, partially offset by the LR1 purchase discussed above. Charter hire expenses increased marginally by $35 to $4,738 in the first quarter of 2020 from $4,703 in the first quarter of 2019 as a result of the entry into the LR1 charter-in noted above, which was offset almost in its entirety by decreases due to the MR redeliveries described above.

General and Administrative Expenses:

During the first quarter of 2020, general and administrative expenses increased by $661 to $7,434 from $6,773 in the first quarter of 2019. The primary driver for such increase was an approximately $703 increase in compensation and benefits costs, of which $445 relates to non-cash stock compensation.

Equity in Income of Affiliated Companies:

During the first quarter of 2020, equity in income of affiliated companies decreased by $2,959 to $5,111 from $8,070 in the first quarter of 2019. This decrease was principally attributable to the sale of the Company’s interest in the LNG joint venture in October

INTERNATIONAL SEAWAYS, INC.

2019. The LNG joint venture contributed to $3,300 in earnings during the first quarter of 2019. This decrease was partially offset by increases in earnings from the two FSO joint ventures of $300, which was primarily attributable to a decrease in interest expense due to lower average outstanding debt balances in the current quarter.

Other (Expense)/Income:

Other expense was $13,432 for the three months ended March 31, 2020 compared with other income of $1,036 for the three months ended March 31, 2019. The current period expense includes a  prepayment fee of $992 related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12,501 of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility, and repurchase of the 10.75% Subordinated Notes, which were treated as extinguishments.  Other (expense)/income also includes interest income on cash balances and net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense:

Interest expense was $12,009 and $17,533 for the three months ended March 31, 2020 and 2019, respectively. Interest expense decreased as a result of lower average outstanding debt balances in the current quarter compared to the first quarter of 2019, principally attributable to $110,000 in principal prepayments on the 2017 Term Loan Facility during 2019 and the use of cash in the January 2020 refinancing, lower average interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020, and lower average LIBOR rates during the first quarter of 2020 compared with the first quarter of 2019. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

As of March 31, 2020 , the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2020 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2020. There can be no assurance at this time that INSW will qualify for the Section 883 exemption during or beyond calendar year 2020. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net loss, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Net income	$33,019	$10,897
Income tax provision	-	-
Interest expense	12,009	17,533
Depreciation and amortization	18,267	18,929
EBITDA	63,295	47,359
Third-party debt modification fees	232	30
Gain on disposal of vessels and other property	(2,804)	(48)
Write-off of deferred financing costs	12,501	-
Loss on extinguishment of debt	992	-
Adjusted EBITDA	$74,216	$47,341

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2020 and December 31, 2019 was approximately $83,000 and $73,000, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash decreased by $39,916 during the three months ended March 31, 2020. This decrease reflects $29,122 in expenditures for vessels and other property, $382,699 related to extinguishment of the Company’s 2017 Term Loan Facility, ABN Term Loan Facility and 10.75% Subordinated Notes, scheduled principal amortization for the Company’s debt facilities totaling $30,895, which included a $20,000 repayment of the outstanding balance under the Core Revolving Facility that was initially drawn down in connection with the January 2020 refinancing, cash dividend of $1,729, and $10,012 in repurchases of common stock. Such cash outflows were partially offset by cash provided by operating activities of $38,318, issuance of debt, net of issuance and deferred financing costs of $362,989, and proceeds from disposal of vessels and other property of $13,601.

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

As of March 31, 2020, we had total liquidity on a consolidated basis of $150,327 comprised of $110,327 of cash (including $17,029 of restricted cash) and $40,000 of undrawn revolver capacity.

Restricted cash of $17,029 as of March 31, 2020 represents legally restricted cash relating to the Sinosure Credit Facility which stipulates that cash accounts be maintained which are limited in their use to pay expenses related to servicing the debt facility.

INTERNATIONAL SEAWAYS, INC.

As of March 31, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs)  of $624,594 and a total debt to total capitalization of 33.3%, same as at December 31, 2019.

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

The following is a summary of the significant capital allocation activities the Company executed during the first quarter of 2020 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On January 23, 2020, International Seaways, Inc., International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390,000 of secured debt facilities (the “2020 Debt Facilities”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affiliates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

The proceeds from the draw down on the 2020 Debt Facilities on January 28, 2020 were primarily used to (i) repay the $331,519 outstanding principal balance under the 2017 Debt Facilities due 2022 and the $23,248 outstanding principal balance under the ABN Term Loan Facility due 2023, and (ii) to repurchase the $27,931 outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended.

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

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9,476 commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120,000 due at maturity. The Core Revolving Facility also matures on January 23, 2025. The Transition Term Loan Facility amortizes in 10 quarterly installments of $5,000 commencing March 31, 2020 and matures on June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events as described in the Credit Agreement.

The 2020 Debt Facilities will reduce annual interest expense by approximately $15,000, by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points.

On March 4, 2020, the $20,000 outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On March 12, 2020, the Company entered into a Side Letter agreement with the 2020 Debt Facilities lenders relating to the mortgage for the Seaways Mulan, a 2002-built VLCC that has been detained by the Indonesian authorities since February 8, 2020 pending the completion of their investigation of a claim that the vessel had illegally anchored in Indonesian territorial waters while awaiting orders for its next voyage.  The mortgage requires the vessel owner to secure the release of a vessel that has been arrested or taken into

INTERNATIONAL SEAWAYS, INC.

custody under color of legal authority within 30 days of the initial detention of such vessel and grants the vessel owner an additional 30 days thereafter to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement.  Although a process to obtain release of the vessel was and remains ongoing, the vessel had been in the custody of the Indonesian authorities for more than 30 days. If the vessel’s detention was not cured or waived by April 8, 2020, the Company would be in default under the terms of the Credit Agreement.  Accordingly, pursuant to the terms of the Side Letter agreement, the Lenders granted the Company an additional 60 days from the initial arrest date to secure the release of the Seaways Mulan from arrest by the Indonesian authorities by May 8, 2020 after which the Company would have an additional 30 days (i.e., through June 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. If the release of the Seaways Mulan does not occur by June 7, 2020, then by June 7, 2020 the Company can either effectively pay off the proportional amount of the loan outstanding under the Transition Term Loan Facility applicable to the Seaways Mulan or have received an additional waiver from the lender group.

See Note 9, “Debt,” to the accompanying condensed consolidated financial statements for further details on the refinancing transaction and the terms of the 2020 Debt Facilities.

In January 2020, the Company sold and delivered a 2002-built Aframax for net proceeds of $12,211. In addition, in March 2020, the Company received a non-refundable deposit of $1,355 pursuant to the memorandum of agreement for the sale of a  2001-built Aframax, which is now expected to be delivered to its buyer during the third quarter of 2020.

On February 26, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. On March 30, 2020, the Company made dividend payments totaling $1,729 to stockholders of record as of March 17, 2020.

In February 2020, the Company took delivery of a 2009‑built LR1 pursuant to a memorandum of agreement entered into in December 2019 for a purchase price of $18,750, of which 10% was previously paid in 2019.

Pursuant to the Company’s $30,000 stock repurchase program expiring on March 5, 2021,  during March 2020, the Company repurchased and retired 490,592 shares of its common stock in open-market purchases at an average price of $20.41 per share, for a total cost of $10,012.

The Company is party to an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of the Company. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25,000 from time to time through the sales agents. The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of March 31, 2020, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement

As of March 31, 2020, the Company has remaining contractual commitments for the purchase and installation of scrubbers on seven of its 10 modern VLCCs. To date, scrubber installations have been completed on five of our modern VLCCs and installations on two additional VLCCs are scheduled for completion during the second quarter of 2020. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on 16 vessels with an option for the purchase and installation of one additional ballast water treatment system. As of March 31, 2020, the Company’s aggregate purchase commitments for vessel betterments are approximately $22,977 (see Aggregate Contractual Obligations Table below). The overall commitments could increase by approximately $2,100 if the remaining option for an additional ballast water treatment system unit is exercised. Such option expires December 2020. These systems are intended to be funded with available liquidity and proceeds from the sales of vessels.

INTERNATIONAL SEAWAYS, INC.

Outlook

We currently believe that the second and third quarters of 2020 will likely be a stronger rate environment for tankers than 2021 due to excess crude supply and the resulting need for seaborne storage of crude oil and products. Accordingly, we are shifting the scrubber installations on three of our modern VLCCs to 2021, aligning such installations with their natural drydocking dates.  Further, postponement of these installations will help alleviate current challenges being faced as a result of extensive travel restrictions instituted in response to the COVID-19 pandemic.

As discussed in the Operations and Oil Tanker Markets section above, in the second quarter thus far, tanker rates have been highly volatile but have held on to the increases seen at the end of the first quarter. Despite the OPEC+ agreement in early April 2020 to substantially cut production beginning in May/June 2020, the total oil to be produced is still substantially in excess of global demand. This excess production and the resulting need for tankers as floating storage coupled with increased delays in offloading cargoes as shore-based storage fills up, has maintained a robust tanker rate environment. This implies significant cash generation in the near term. When supply and demand eventually come back into balance, this could have negative repercussions for tankers as the oil held in inventory will supplant oil tanker transportation demand. In an effort to take advantage of the dynamic oil tanker markets and reduce risk, we have opportunistically locked in four of our VLCCs on time charters for periods ranging from seven months to 36 months at current high rates with major oil producing and trading companies.

We believe our balance sheet coupled with the time charter coverage noted above positions us to generate sufficient cash to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

As of March 31, 2020, the FSO Joint Venture had total bank debt outstanding of $127,164, of which $63,582 was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220,000 credit facility in April 2018. The Company provided a guarantee for the $110,000 FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50,000 and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30,000 and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee).  As of March 31, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $65,648 and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $192.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2020 follows:

						Beyond
	2020	2021	2022	2023	2024	2024	Total
Core Term Loan Facility - floating rate(1)	$40,665	$49,192	$47,558	$45,869	$44,255	$120,300	$347,839
Transition Term Loan Facility - floating rate(2)	16,378	21,026	10,171	-	-	-	47,575
Sinosure Credit Facility - floating rate(3)	26,999	35,035	33,897	32,758	31,643	164,925	325,257
8.5% Senior Notes - fixed rate	1,594	2,125	2,125	26,063	-	-	31,907
Operating lease obligations(4)
Bareboat Charter-ins	4,730	6,278	6,278	4,532	-	-	21,818
Time Charter-ins	6,313	4,660	-	-	-	-	10,973
Office and other space	874	838	173	178	178	-	2,241
Vessel betterment commitments(5)	22,510	349	118	-	-	-	22,977
Other(6)	1,102	225	-	-	-	-	1,327
Total	$121,165	$119,728	$100,320	$109,400	$76,076	$285,225	$811,914

(1)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.60% through August 15, 2020 and 2.40% thereafter, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $250,000 notional amount covered in the interest rate swap (as described below under Risk Management) and (ii) the effective three-month LIBOR rate of 1.80% as of January 28, 2020 for the remaining outstanding balance.

(2)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Transition Term Loan Facility of 3.50% plus (i) the effective LIBOR rates for the next three quarterly principal payments of 1.45%, 1.07%, and 1.02%, respectively, and (ii) the effective three-month LIBOR rate of 1.00% for the remaining outstanding balance.

(3)

Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.76% through the maturity date of March 21, 2025  (as described below under Risk Management), or (ii) the effective three-month LIBOR rate of 1.20% as of March 31, 2020 for periods after the swap maturity date.

(4)

As of March 31, 2020, the Company had charter-in commitments for four vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins,  office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

(5)

Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 16 vessels, and the purchase and installation of scrubbers on seven of its VLCC tankers. The decision in April 2020 to defer the scrubber installations on three VLCCs until 2021 will move approximately $5,065 of the contractual costs from 2020 to 2021. In addition, the Company is party to an agreement granting INSW the option to purchase an additional ballast water treatment system for installation before December 2020. If exercised, such option could increase the Company’s commitments by approximately $2,100.

(6)	Represents the Company’s commitments for its share of charter hire payments due pursuant to a 12-month profit share agreement entered into in March 2020.

INTERNATIONAL SEAWAYS, INC.

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

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility on January 28, 2020, the Company, in a cashless transaction, converted the $350,000 notional interest rate collar into an amortizing $250,000 notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement was  re-designated and qualifies as a cash flow hedge and contains no leverage features.  Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1,271.

On April 16, 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25,000 of the Core Term Loan Facility that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, qualifies as a cash flow hedge and will be designated as such.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features.

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

INTERNATIONAL SEAWAYS, INC.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10‑Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2019 Form 10-K, except for the following:

Risks Related to Our Industry

The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

The Company’s tankers transport crude oil and refined petroleum products on behalf of its customers, which include oil majors, oil traders and national oil companies.  Our business, operations and financial results are directly impacted by the overall level of demand for our vessels, and that demand is in turn affected by overall global economic conditions.  Historically, there has been a strong correlation between global economic developments and the demand for energy, including crude oil and refined petroleum products.  In the past, declines in global economic activity have significantly reduced the level of demand for the Company’s vessels.

The current COVID-19 pandemic has resulted in significant deterioration of worldwide, regional or national economic conditions and activity. While other conditions, such as decrease in the global price of oil, have to date had offsetting effects on our business and financial results, the continuation of the pandemic may further reduce or prolong recent significant declines in prices of crude oil and refined petroleum products, adversely affect crude oil production and global demand for crude oil and petroleum products and for tankers that transport such cargo, and lead to decreases in charter and spot rates.

In addition, other adverse effects of the COVID-19 outbreak have included, or may in the future include:

•	Disruptions to the operations of participants in the tanker industry due to the potential health impact on workforces, including vessel crews;
•

Business disruptions from, or additional costs related to, new regulations, directives or practices that have been or may in the future be implemented in response to the pandemic, such as enhanced border controls, travel restrictions for individuals and vessels, hygiene measures (such as quarantines and social distancing), and the implementation of remote working arrangements;

•	Potential delays in the loading and discharging of cargo on or from our vessels resulting from quarantine, worker health, regulations or a shortage of or inability to obtain or deliver
o	required spares
o	vessel inspections and related certifications by classification societies, oil majors or government agencies; or
o	maintenance and any repairs or upgrades to, or upgrading of, vessels (including installation of scrubbers);
•	Reduced cash flow or deteriorating financial condition, including potential liquidity constraints;
•	Reduced access to capital as a result of credit tightening generally or due to continued declines in global financial markets;
•	Potential decreases in the market value of our vessels and the effect of any related impairment charges on our financial results;
•	Potential deterioration in the financial condition, creditworthiness and prospects of our customers, contract counterparties and other tanker industry participants; and

INTERNATIONAL SEAWAYS, INC.

•	Potential noncompliance with our covenants in our credit facilities.

Since early March 2020, the global trading prices of both crude oil and refined petroleum products have decreased substantially. Despite the recent entry into a production cut agreement among the members of OPEC and several other oil exporting countries in early April 2020, prices have not yet increased significantly.  To date, the overall negative impact of COVID-19 on the Company’s business has been more than offset by this oil price decline, due to significant increases in oil trading activity, resulting in sustained demand for the Company’s vessels and high charter and spot rates, coupled with lower bunker fuel costs.  However, this offsetting effect will not continue indefinitely, as a significant portion of this increased vessel demand relates to the stockpiling of low-cost oil, including on tankers, which is likely to result in lower demand for the Company’s vessels at some point in the future.

The effects of the COVID-19 pandemic remain dynamic, and its ultimate scope, duration and effects cannot be predicted with any certainty at this time.  The coronavirus outbreak has adversely affected our business, and no assurance can be given that in the future the COVID-19 outbreak and its consequences will not have a material adverse effect on the Company’s business, operations and financial results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company renewed its $30,000 stock repurchase plan in March 2019. During the three months ended March 31, 2020, the Company repurchased and retired 490,592 shares of its common stock in open-market purchases at an average price of $20.41 per share, for a total cost of $10,012. The maximum number of shares that may still be purchased under the program as of March 31, 2020 was 979,379 shares, which was determined by dividing the remaining buyback authorization ($19,988) by the average purchase price of common stock repurchased during the first quarter of 2020. In addition, in January 2019 the Company initiated an at-the-market equity distribution program but did not execute any sales under that program during the three months ended March 31, 2020.  See Note 11, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

See Note 11, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of shares withheld to cover tax withholding liabilities relating to the vesting of previously-granted equity awards to certain members of management, which is incorporated by reference in this Part II, Item 2.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

10.1	International Seaways, Inc. 2020 Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.2

International Seaways, Inc. 2020 Non-Executive Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.3	Form of Stock Option Grant Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.4	Form of Time-Based RSU Grant Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.5	Form of Performance-Based RSU Grant Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.6	Amendment No. 6 to Ms. Zabrocky Employment Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.7	Amendment No. 2 to Mr. Pribor Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.8	Amendment No. 4 to Mr. Small Employment Agreement (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.9	Amendment No. 4 to Mr. Oshodi Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.10

First Amendment dated as of April 27, 2020 to the $390 million Credit Agreement dated as of January 23, 2020, by and among the Registrant, International Seaways Operating Corporation, as the Borrower, the other Guarantors, the Lenders, and Nordea Bank Abp, New York Branch, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2020 and incorporated herein by reference).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 7, 2020	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 7, 2020	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer