Form 10-Q
period 2020-06-30
International Seaways, Inc.
filed 2020-08-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of July 31, 2020: common stock, no par value 27,983,771 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$128,063	$89,671
Voyage receivables, net of allowance for credit losses of $62 and $1,245
including unbilled of $96,324 and $74,355	100,876	83,845
Other receivables	5,003	3,938
Inventories	1,878	3,896
Prepaid expenses and other current assets	6,412	5,994
Total Current Assets	242,232	187,344
Restricted cash	16,398	60,572
Vessels and other property, less accumulated depreciation of $347,172 and $364,868	1,287,478	1,292,516
Deferred drydock expenditures, net	28,115	23,125
Operating lease right-of-use assets	26,386	33,718
Investments in and advances to affiliated companies	155,191	153,292
Other assets	3,156	2,934
Total Assets	$1,758,956	$1,753,501

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,424	$27,554
Current portion of operating lease liabilities	10,411	12,958
Current installments of long-term debt	81,483	70,350
Current portion of derivative liability	9,227	3,614
Total Current Liabilities	130,545	114,476
Long-term operating lease liabilities	13,504	17,953
Long-term debt	523,414	590,745
Long-term derivative liability	18,191	6,545
Other liabilities	1,249	1,489
Total Liabilities	686,903	731,208

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 27,974,378 and 29,274,452
shares issued and outstanding	1,281,072	1,313,178
Accumulated deficit	(172,938)	(270,315)
	1,108,134	1,042,863
Accumulated other comprehensive loss	(36,081)	(20,570)
Total Equity	1,072,053	1,022,293
Total Liabilities and Equity	$1,758,956	$1,753,501

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shipping Revenues:
Pool revenues, including $71,282, $26,731, $141,957 and $67,891
from companies accounted for by the equity method	$100,059	$44,713	$201,268	$112,350
Time and bareboat charter revenues	26,655	6,541	35,259	12,061
Voyage charter revenues	13,011	17,756	28,535	46,473
	139,725	69,010	265,062	170,884

Operating Expenses:
Voyage expenses	4,436	6,523	10,042	14,368
Vessel expenses	30,278	30,746	63,238	61,284
Charter hire expenses	7,540	13,033	17,771	30,218
Depreciation and amortization	18,880	18,818	37,147	37,747
General and administrative	6,694	6,297	14,128	13,070
Provision for credit losses, net	(129)	(21)	(67)	1,277
Third-party debt modification fees	—	—	232	30
Loss on disposal of vessels and other property, including impairments	4,134	1,548	1,330	1,500
Total operating expenses	71,833	76,944	143,821	159,494
Income/(loss) from vessel operations	67,892	(7,934)	121,241	11,390
Equity in income of affiliated companies	5,205	8,015	10,316	16,085
Operating income	73,097	81	131,557	27,475
Other income/(expense)	143	839	(13,289)	1,875
Income before interest expense and income taxes	73,240	920	118,268	29,350
Interest expense	(8,881)	(17,443)	(20,890)	(34,976)
Income/(loss) before income taxes	64,359	(16,523)	97,378	(5,626)
Income tax provision	(1)	—	(1)	—
Net income/(loss)	$64,358	$(16,523)	$97,377	$(5,626)

Weighted Average Number of Common Shares Outstanding:
Basic	28,469,969	29,220,345	28,812,299	29,200,897
Diluted	28,639,780	29,220,345	28,989,146	29,200,897

Per Share Amounts:
Basic net income/(loss) per share	$2.26	$(0.57)	$3.37	$(0.19)
Diluted net income/(loss) per share	$2.24	$(0.57)	$3.35	$(0.19)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$64,358	$(16,523)	$97,377	$(5,626)
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(1,183)	(7,203)	(16,168)	(10,381)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	8	30	80	4
Net change in unrecognized actuarial losses	56	197	577	24
Other comprehensive loss, net of tax	(1,119)	(6,976)	(15,511)	(10,353)
Comprehensive income/(loss)	$63,239	$(23,499)	$81,866	$(15,979)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$97,377	$(5,626)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	37,147	37,747
Loss on write-down of vessels and other assets	5,469	—
Amortization of debt discount and other deferred financing costs	1,708	3,560
Deferred financing costs write-off	12,501	—
Stock compensation, non-cash	2,503	1,821
Earnings of affiliated companies	(10,209)	(16,367)
Change in fair value of interest rate collar recorded through earnings	1,271	—
Other – net	512	227
Items included in net income/(loss) related to investing and financing activities:
(Gain)/loss on disposal of vessels and other property, net	(4,139)	1,500
Loss on extinguishment of debt	1,014	—
Cash distributions from affiliated companies	5,250	6,528
Payments for drydocking	(12,513)	(10,878)
Insurance claims proceeds related to vessel operations	570	640
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(17,031)	20,163
Increase/(decrease) in deferred revenue	2,970	(15)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	3,290	4,478
Net cash provided by operating activities	127,690	43,778
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(40,949)	(5,356)
Proceeds from disposal of vessels and other property	13,578	9,090
Expenditures for other property	(348)	(301)
Investments in and advances to affiliated companies, net	(46)	434
Repayments of advances from affiliated companies	—	5,272
Net cash (used in)/provided by investing activities	(27,765)	9,139
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	362,989	—
Extinguishment of debt	(382,699)	—
Payments on debt	(51,266)	(19,652)
Cash dividends paid	(3,412)	—
Repurchases of common stock	(29,997)	—
Cash paid to tax authority upon vesting of stock-based compensation	(1,200)	(359)
Other – net	(122)	(258)
Net cash used in financing activities	(105,707)	(20,269)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(5,782)	32,648
Cash, cash equivalents and restricted cash at beginning of year	150,243	117,644
Cash, cash equivalents and restricted cash at end of period	$144,461	$150,292

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
For the six months ended
Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$1,022,293
Net income	—	97,377	—	97,377
Other comprehensive loss	—	—	(15,511)	(15,511)
Dividends declared and paid	(3,412)	—	—	(3,412)
Forfeitures of vested restricted stock awards	(1,200)	—	—	(1,200)
Compensation relating to restricted stock awards	406	—	—	406
Compensation relating to restricted stock units awards	1,589	—	—	1,589
Compensation relating to stock option awards	508	—	—	508
Repurchase of common stock	(29,997)	—	—	(29,997)
Balance at June 30, 2020	$1,281,072	$(172,938)	$(36,081)	$1,072,053

Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net loss	—	(5,626)	—	(5,626)
Other comprehensive loss	—	—	(10,353)	(10,353)
Forfeitures of vested restricted stock awards	(359)	—	—	(359)
Compensation relating to restricted stock awards	434	—	—	434
Compensation relating to restricted stock units awards	883	—	—	883
Compensation relating to stock option awards	504	—	—	504
Balance at June 30, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338

For the three months ended
Balance at April 1, 2020	$1,301,938	$(237,296)	$(34,962)	$1,029,680
Net income	—	64,358	—	64,358
Other comprehensive loss	—	—	(1,119)	(1,119)
Dividends declared and paid	(1,683)	—	—	(1,683)
Forfeitures of vested restricted stock awards	(495)	—	—	(495)
Compensation relating to restricted stock awards	177	—	—	177
Compensation relating to restricted stock units awards	834	—	—	834
Compensation relating to stock option awards	286	—	—	286
Repurchase of common stock	(19,985)	—	—	(19,985)
Balance at June 30, 2020	$1,281,072	$(172,938)	$(36,081)	$1,072,053

Balance at April 1, 2019	$1,309,881	$(258,588)	$(33,306)	$1,017,987
Net loss	—	(16,523)	—	(16,523)
Other comprehensive loss	—	—	(6,976)	(6,976)
Forfeitures of vested restricted stock awards	(210)	—	—	(210)
Compensation relating to restricted stock awards	202	—	—	202
Compensation relating to restricted stock units awards	587	—	—	587
Compensation relating to stock option awards	271	—	—	271
Balance at June 30, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 40 oceangoing vessels, including four vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In July 2020, we redelivered a chartered-in MR to its owner upon expiry of the time charter. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Note 2 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $16.4 million as of June 30, 2020 represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 9, “Debt”). Restricted cash of $60.6 million as of December 31, 2019 represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes. Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

Concentration of Credit Risk — We are subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. We manage our credit risk exposure through assessment of our counterparty creditworthiness. Cash equivalents consist primarily of time deposits, and money market funds. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Our money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily unbilled amounts due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606), which are due within one year. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We maintain allowances for estimated credit losses and these losses have generally been within our expectations.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to non-operating lease receivables, the Company recognizes as an allowance its estimate of expected credit losses in accordance with ASC 326, Financial Instruments – Credit losses (ASC 326), based on troubled accounts, historical experience, other currently available evidence, and reasonable and supportable forecasts about the future. The Company makes significant judgements and assumptions to estimate its expected losses. We make judgments about the creditworthiness of customers based on ongoing credit evaluations including analysis of the counterparty’s established credit rating or assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available, country and political risk of the counterparty, and their business strategy. We manage our non-operating lease receivable portfolios using delinquency as a key credit quality indicator. The Company performs the following steps in estimating expected losses: (i) gather historical losses over 5 years; (ii) assume outstanding billed amounts over 180 days as additional expected losses; and (iii) make forward-looking adjustments to the expected losses to reflect future economic conditions by comparing credit default swap rates of significant customers over time. In addition, the Company performs individual assessments for customers that do not share risk characteristics with other customers (for example a customer under bankruptcy or a customer with known disputes or collectability issues).

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

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2018	$—
Provision for expected credit losses	—
Balance at December 31, 2018	—
Provision for expected credit losses	1,245
Balance at December 31, 2019	1,245
Provision for expected credit losses	62
Write-offs charged against the allowance	(1,116)
Recoveries of amounts previously written off	(129)
Balance at June 30, 2020	$62

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 6, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three and six months ended June 30, 2020 and 2019, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 95% and 88% of consolidated voyage receivables at June 30, 2020 and December 31, 2019, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $0.9 million relating to the Core Revolving Facility (See Note 9, “Debt”) as of June 30, 2020 and $0.3 million relating to the 2017 Revolver Facility as of December 31, 2019, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $8.5 million and $16.3 million relating to the Company’s outstanding debt facilities as of June 30, 2020 and December 31, 2019, respectively, are included in long-term debt in the condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2019, respectively.

Recently Adopted Accounting Standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that is deemed uncollectible will be written off in a manner consistent with existing standards. In addition, for guarantees in the scope of ASC 326, entities must measure the expected credit losses arising from the contingent aspect under the CECL model in addition to recognizing the liability for the noncontingent aspect of the guarantee under ASC 460, Guarantees. A standalone liability representing the amount that an entity expects to pay on the guarantee related to expected credit losses is required for the contingent aspect. Financial assets measured at fair value through net income are scoped out of CECL. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the leasing standard, ASC 842. The ASU requires a cumulative-effect adjustment to the retained earnings as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not to be adjusted. The adoption of ASC 326 on January 1, 2020 did not have a material impact on our consolidated financial statements since most of our voyage receivables are operating lease receivables, which are not in the scope of ASC 326. The Company determined that the cumulative-effect adjustment as of January 1, 2020 to accumulated deficit attributable to (i) an increase in our allowance for doubtful accounts associated with revenues from services and (ii) the recognition of guarantee liabilities associated with the contingent aspect of our current financial guarantee obligations, was immaterial.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which changes the fair value measurement disclosure requirements. The new disclosure requirements are: (1) changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The eliminated disclosure requirements are: (1) transfers between Level 1 and Level 2 of the fair value hierarchy; and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Under ASU 2018-13, entities are no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. Instead, the requirement to disclose such events applies only when they have been communicated to the reporting entities by the investees or announced publicly. The standard is effective for the first interim reporting period within annual periods beginning after December 15, 2019. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements because we did not have Level 3 fair value measurements during the six months ended June 30, 2020.

Recently Issued Accounting Standards — On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. Among other changes, the final rule modifies the significance tests and disclosure requirements for (i) acquired or to be acquired businesses, (ii) real estate operations, (iii) pro forma financial information and (iv) equity method investees. Key amendments in the final rule will (i) change the investment test to use the aggregate worldwide market value of common equity of the registrant when a registrant is evaluating businesses for significance; and (ii) change the income test to use the lower measure of significance based on (1) income from continuing operations before taxes or (2) revenue. The new rule requires the use of absolute values of five years income instead of zeros for loss years. However, the amendments also limit the use of income averaging to situations in which the revenue test is not applicable (i.e., either the registrant or the acquiree did not have material revenue in each of the two most recently completed fiscal years). Because we do have material revenue in the past two years, we can’t use five year averaging. The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020 and early application is permitted. Adoption of this final rule may have an impact on disclosure requirements of our joint ventures accounted for using the equity method. The Company is in the process of evaluating the impact of changes to the income significance test.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 39,093 and 45,100 for the three and six months ended June 30, 2020, respectively, and 42,267 and 44,870 for the three and six months ended June 30, 2019, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2020, there were 332,782 shares of restricted stock units and 670,624 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss)	$64,358	$(16,523)	$97,377	$(5,626)

Weighted average common shares outstanding:
Basic	28,469,969	29,220,345	28,812,299	29,200,897
Diluted	28,639,780	29,220,345	28,989,146	29,200,897

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss) allocated to:
Common Stockholders	$64,272	$(16,523)	$97,227	$(5,626)
Participating securities	86	—	150	—
	$64,358	$(16,523)	$97,377	$(5,626)

For the three and six months ended June 30, 2020 earnings per share calculations, there were 169,811and 176,847 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2019 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 965,994 and 891,853 for the three and six months ended June 30, 2020, respectively, and 738,007 and 645,728 for the three and six months ended June 30, 2019, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The Company’s investments in and equity in income of the joint venture with four LNG Carriers, which was sold in October 2019, was included in Other. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2020 and 2019 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2020:
Shipping revenues	$110,407	$29,318	$—	$139,725
Time charter equivalent revenues	105,890	29,399	—	135,289
Depreciation and amortization	14,732	4,125	23	18,880
Loss on disposal of vessels and other property, including impairments	4,134	—	—	4,134
Adjusted income/(loss) from vessel operations	62,883	15,731	(23)	78,591
Equity in income of affiliated companies	5,205	—	—	5,205
Investments in and advances to affiliated companies at June 30, 2020	146,861	8,330	—	155,191
Adjusted total assets at June 30, 2020	1,288,235	321,530	—	1,609,765

Three months ended June 30, 2019:
Shipping revenues	$52,130	$16,880	$—	$69,010
Time charter equivalent revenues	45,653	16,834	—	62,487
Depreciation and amortization	14,795	3,994	29	18,818
(Gain)/loss on disposal of vessels and other property	(1)	1,549	—	1,548
Adjusted (loss)/income from vessel operations	(851)	781	(40)	(110)
Equity in income of affiliated companies	4,603	—	3,412	8,015
Investments in and advances to affiliated companies at June 30, 2019	139,202	10,554	116,203	265,959
Adjusted total assets at June 30, 2019	1,278,859	315,086	116,203	1,710,148

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2020:
Shipping revenues	$204,084	$60,978	$—	$265,062
Time charter equivalent revenues	194,744	60,276	—	255,020
Depreciation and amortization	28,977	8,123	47	37,147
Loss on disposal of vessels and other property, including impairments	1,330	—	—	1,330
Adjusted income/(loss) from vessel operations	106,824	30,087	(47)	136,864
Equity in income of affiliated companies	10,316	—	—	10,316
Expenditures for vessels and vessel improvements	22,451	18,498	—	40,949
Payments for drydockings	12,121	392	—	12,513

Six months ended June 30, 2019:
Shipping revenues	$132,515	$38,369	$—	$170,884
Time charter equivalent revenues	118,239	38,277	—	156,516
Depreciation and amortization	29,272	8,412	63	37,747
Loss on disposal of vessels and other property	16	1,484	—	1,500
Adjusted income/(loss) from vessel operations	22,511	4,839	(83)	27,267
Equity in income of affiliated companies	9,373	—	6,712	16,085
Expenditures for vessels and vessel improvements	5,339	17	—	5,356
Payments for drydockings	9,612	1,266	—	10,878

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Time charter equivalent revenues	$135,289	$62,487	$255,020	$156,516
Add: Voyage expenses	4,436	6,523	10,042	14,368
Shipping revenues	$139,725	$69,010	$265,062	$170,884

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted income/(loss) from vessel operations of the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Total adjusted income/(loss) from vessel operations of all segments	$78,591	$(110)	$136,864	$27,267
General and administrative expenses	(6,694)	(6,297)	(14,128)	(13,070)
Provision for credit losses, net	129	21	67	(1,277)
Third-party debt modification fees	—	—	(232)	(30)
Loss on disposal of vessels and other property, including impairments	(4,134)	(1,548)	(1,330)	(1,500)
Consolidated income/(loss) from vessel operations	67,892	(7,934)	121,241	11,390
Equity in income of affiliated companies	5,205	8,015	10,316	16,085
Other income/(expense)	143	839	(13,289)	1,875
Interest expense	(8,881)	(17,443)	(20,890)	(34,976)
Income/(loss) before income taxes	$64,359	$(16,523)	$97,378	$(5,626)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2020	June 30, 2019
Total assets of all segments	$1,609,765	$1,710,148
Corporate unrestricted cash and cash equivalents	128,063	91,662
Restricted cash	16,398	58,630
Other unallocated amounts	4,730	4,769
Consolidated total assets	$1,758,956	$1,865,209

Note 5 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2019 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2020. Factors considered included declines in valuations for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. In addition, the economic impacts of the novel coronavirus (COVID-19) did not have immediate material negative impacts on the markets for our vessels and there was a very strong rate environment for our fleets for fixtures concluded during the latter portion of the first quarter of 2020 into the second quarter of 2020, which was principally due to temporary increases in oil production and a growth in demand for floating storage. Commencing towards the end of the second quarter of 2020, however, as the worldwide impacts of COVID-19 began to moderate, and reductions in oil production were implemented effectively and oil demand increased, the demand for floating storage started to decline as onshore and offshore oil inventories were drawn down, which could negatively impact the demand for oil tankers. The extent to which this will negatively impact the tanker rate environment will depend on the timing, magnitude and regions of oil demand recoveries. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for two older VLCCs as of June 30, 2020. In regard to the vessels in the Company’s fleet that are not currently being marketed for sale, the Company determined that the negative market developments noted above did not rise to the level of impairment triggering events as of June 30, 2020. If such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company utilized weighted probabilities assigned to possible outcome for each of the two vessels for which impairment triggering events were determined to exist. As the Company is considering selling the two vessels as a part of its fleet renewal program, 25% probabilities were assigned to the possibility that the two VLCCs would be sold prior to the end of their respective useful lives. The carrying value

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for one of the two VLCCs was estimated to be unrecoverable in the Step 1 test. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, an impairment charge totaling $5.5 million was recorded on the 2002-built VLCC to write-down its carrying value to its estimated fair value at June 30, 2020.

Vessel Acquisitions and Deliveries

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009-built LR1 for a purchase price of $18.8 million, which was delivered during the first quarter of 2020.

Vessel Sales

During the fourth quarter of 2019, the Company entered into memorandums of agreements to sell a 2002-built Aframax and a 2001-built Aframax. The 2002-built Aframax was delivered to its buyer in January 2020. The memorandum of agreement for the sale of the 2001-built Aframax was cancelled by the buyer in June 2020. The Company recognized an aggregate gain of approximately $4.1 million on these transactions, which included the recognition of a non-refundable deposit of $1.4 million paid to the Company in March 2020 pursuant to an amendment to the memorandum of agreement for the sale of the 2001-built Aframax that extended the delivery window for the vessel at the request of the buyer, prior to the June cancellation of the sale.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2020, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’) and (c) the FSO Joint Venture is a borrower under a $220 million secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of June 30, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $59.4 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $0.1 million.

The FSO Joint Venture has had discussions with NOC regarding the employment of its FSO vessels subsequent to the expiry of their current contracts in 2022. The Company will monitor such discussions for evidence of an other-than-temporary decline in the fair value of the Company’s investment in the FSO Joint Venture below its carrying value.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of June 30, 2020 consisted of: FSO Joint Venture of $141.3 million and Other of $13.9 million, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A condensed summary of the results of operations of the joint ventures, which included an approximate 50% interest in a joint venture that operated four LNG carriers in the 2019 period, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Shipping revenues	$26,119	$53,470	$52,143	$105,785
Ship operating expenses	(14,241)	(27,958)	(28,481)	(54,327)
Income from vessel operations	11,878	25,512	23,662	51,458
Other income	—	468	40	895
Interest expense	(1,721)	(10,113)	(3,595)	(20,389)
Income tax provision	(944)	(814)	(1,867)	(1,668)
Net income	$9,213	$15,053	$18,240	$30,296

Note 7 — Variable Interest Entities (“VIEs”):

As of June 30, 2020, the Company participates in five commercial pools and two joint ventures. Two of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pools or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2020:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$147,250

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2020:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$131	$206,682

In addition, as of June 30, 2020, the Company had approximately $21.1 million of trade receivables from the two pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2020.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
June 30, 2020:
Cash and cash equivalents (1)	$144,461	$144,461	$—
Core Term Loan Facility	(290,524)	—	(290,524)
Transition Term Loan Facility	(40,000)	—	(40,000)
Sinosure Credit Facility	(257,916)	—	(257,916)
8.5% Senior Notes	(25,250)	(25,250)	—

December 31, 2019:
Cash and cash equivalents (1)	$150,243	$150,243	$—
2017 Term Loan Facility	(333,177)	—	(333,177)
ABN Term Loan Facility	(23,248)	—	(23,248)
Sinosure Credit Facility	(269,705)	—	(269,705)
8.5% Senior Notes	(26,120)	(26,120)	—
10.75% Subordinated Notes	(32,649)	—	(32,649)
(1)	Includes non-current restricted cash of $16.4 million and $60.6 million at June 30, 2020 and December 31, 2019, respectively.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility (see Note 9, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional interest rate collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

During April 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25 million of the Core Term Loan Facility that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid debt instrument with an embedded derivative. Such embedded derivative will be bifurcated and accounted for separately in the same manner as our other derivatives. The debt instrument will be classified in current and/or noncurrent other liabilities on the consolidated balance sheet. All cash flows associated with this hybrid derivative instrument will be classified as financing cash flows in the consolidated statement of cash flows. There is no expected change in the classification of the income statement impact of this hybrid derivative instrument (i.e., such impact will continue to be classified in interest expense in the consolidated statement of operations)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and this instrument will be characterized consistently with the Company’s other interest rate swap derivatives for debt covenant purposes.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the June 30, 2020 and December 31, 2019 balance sheets on a gross basis by transaction:

	Liability Derivatives
(Dollars in thousands)	Balance Sheet Location	Amount
June 30, 2020:
Derivatives designated as hedging instruments:
Interest rate swaps:
Current portion	Current portion of derivative liability	$(9,227)
Long-term portion	Long-term derivative liability	(18,191)
Total derivatives designated as hedging instruments		$(27,418)

December 31, 2019:
Derivatives not designated as hedging instruments:
Interest rate collar:
Current portion	Current portion of derivative liability	$(1,230)
Long-term portion	Long-term derivative liability	(577)

Derivatives designated as hedging instruments:
Interest rate swaps:
Current portion	Current portion of derivative liability	(2,384)
Long-term portion	Long-term derivative liability	(5,968)
Total derivatives designated as hedging instruments		$(10,159)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and six months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,828)	$(8,737)	$(18,949)	$(12,828)
Interest rate cap	—	(199)	—	(1,107)
Total other comprehensive loss	$(2,828)	$(8,936)	$(18,949)	$(13,935)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$1,417	$219	$2,312	$359
Interest rate cap	—	57	—	98

Derivatives not designated as hedging instruments:
Interest rate collar	—	—	1,352	—
Total interest expense	$1,417	$276	$3,664	$457

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 1	Level 2
Assets/(Liabilities) at June 30, 2020:
Derivative Assets (interest rate swaps)	$—	$—	$—	(1)
Derivative Liabilities (interest rate swaps)	(27,418)	—	(27,418)	(1)

Assets/(Liabilities) at December 31, 2019:
Derivative Assets (interest rate swaps and collar)	$—	$—	$—	(1)
Derivative Liabilities (interest rate swaps and collar)	(10,159)	—	(10,159)	(1)
(1)	For interest rate caps, swaps and collars, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the three and six months ended June 30, 2020:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Assets:
Crude Tankers - Vessels held for use (1)(2)	$30,380	$30,380	$(5,469)
(1)	Pre-tax impairment charges of $5.5 million related to one 2002-built VLCC vessel in the Crude Tanker segment were recorded during the three-month period ended June 30, 2020.
(2)	Fair value measurement of $30.4 million at June 30, 2020 used to determine impairment for one 2002-built VLCC held for use was based upon a market approach, which considered the expected sales price of the vessel obtained from vessel appraisals. Because sales of vessel occur somewhat infrequently the expected sales price is considered to be Level 2.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $4,836	$285,688	$—
Transition Term Loan Facility, due 2022, net of unamortized deferred finance costs of $634	39,366	—
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $2,071 and $2,262	255,845	267,443
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $1,002 and $1,142	23,998	23,858
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $11,211	—	320,309
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $610	—	22,638
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084	—	26,847
	604,897	661,095
Less current portion	(81,483)	(70,350)
Long-term portion	$523,414	$590,745

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

2020 Debt Facilities

On January 23, 2020, International Seaways, Inc., International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390 million of secured debt facilities (the “2020 Debt Facilities”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affiliates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

The 2020 Debt Facilities consist of (i) a five-year senior secured term loan facility in an aggregate principal amount of $300 million (the “Core Term Loan Facility”); (ii) a five-year revolving credit facility in an aggregate principal amount of $40 million (the “Core Revolving Facility”); and (iii) a senior secured term loan credit facility with a maturity date of June 30, 2022 in an aggregate principal amount of $50 million (the “Transition Term Loan Facility”). The Core Term Loan Facility contains an uncommitted accordion feature whereby, for a period of up to 18 months following the closing date, the amount of the loan thereunder may be increased up to an additional $100 million for the acquisition of Additional Vessels, subject to certain conditions.

The Core Term Loan Facility and the Core Revolving Facility are secured by a first lien on 14 of the Company’s vessels built in 2009 or later (the “Core Collateral Vessels”), along with their earnings, insurances and certain other assets, while the Transition Term Loan Facility is secured by a first lien on 12 of the Company’s vessels built in 2006 or earlier (the “Transition Collateral Vessels”), along with their earnings, insurances and certain other assets. In addition, both facilities are secured by liens on the collateral relating to the other 2020 Debt Facilities, as well as certain additional assets of the Borrower.

On January 28, 2020, the available amounts under the Core Term Loan Facility and the Transition Term Loan Facility were drawn in full, and $20 million of the $40 million available under the Core Revolving Facility was also drawn. Those proceeds, together with

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

available cash, were used to (i) repay the $331.5 million outstanding principal balance under the 2017 Debt Facilities, (ii) repay the $23.2 million outstanding principal balance under the ABN Term Loan Facility, (iii) repurchase the $27.9 million outstanding principal amount of the Company’s 10.75% Subordinated Notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended, and (iv) pay certain expenses related to the refinancing, including certain structuring and arrangement fees, commitment, legal and administrative fees.

On March 4, 2020, the $20 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On August 4, 2020, the Company’s Board approved the prepayment of the $40.0 million outstanding principal balance under the Transition Term Loan Facility using available cash on hand. Such prepayment is expected to occur by mid-August 2020.

On March 12, 2020, the Company entered into a Side Letter agreement with the 2020 Debt Facilities lenders relating to the mortgage for the Seaways Mulan, a 2002-built VLCC that has been held by the Indonesian authorities since February 8, 2020 pending the completion of their investigation of a claim that the master had illegally anchored in Indonesian territorial waters while awaiting orders for its next voyage. The mortgage requires the vessel owner to secure the release of a vessel that has been arrested or taken into custody under color of legal authority within 30 days of the initial detention of such vessel and grants the vessel owner an additional 30 days thereafter to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. If the vessel’s status was not cured or waived by April 8, 2020, the Company would be in default under the terms of the Credit Agreement. Accordingly, pursuant to the terms of the Side Letter agreement, the Lenders granted the Company an additional 60 days from the initial date to secure the release of the Seaways Mulan from arrest by the Indonesian authorities by May 8, 2020 after which the Company would have an additional 30 days (i.e., through June 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. On May 15, 2020, the Lenders updated the Side Letter and granted the Company an additional 60 days from May 8, 2020 to secure the release of the Seaways Mulan from arrest by the Indonesian authorities by July 8, 2020 after which the Company would have an additional 30 days (i.e., through August 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. The Seaways Mulan was released and allowed to sail out of Indonesian territorial waters on June 9, 2020 and was ultimately redelivered back to the Tankers International Pool on June 28, 2020.

On April 27, 2020, the Company entered into a first amendment (the “First Amendment”) of the 2020 Debt Facilities. The First Amendment, among other things, (i) corrects the definition of “Adjusted LIBOR Rate” to reflect the zero percent LIBOR floor previously agreed among the parties; (ii) clarifies the definition of “Permitted Charter” by noting that the time period specified therein does not include any specified or actual redelivery period extending past the initial charter term, and (iii) permits electronic execution of documents relating to the Credit Agreement.

Debt Covenants

The Company was in compliance with the financial covenants under all of its debt facilities as of June 30, 2020.

The 2020 Debt Facilities contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); (iv) to ensure the aggregate Fair Market Value of the Core Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Core Term Loans and Revolving Loans and the aggregate Fair Market Value of the Transition Collateral Vessels will not be less than 175% of the aggregate outstanding principal amount of the Transition Term Loans, respectively; and (v) to ensure the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense will not be lower than (A) 2.25:1.00, for the period ending on June 30, 2020 and (B) 2.50:1.00 at all times thereafter.

Under the Sinosure Credit Facility, the Obligors (as defined in the Sinosure Credit Facility) are required to comply with various collateral maintenance and financial covenants, including with respect to:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(iii)	minimum consolidated liquidity, under which unrestricted consolidated cash and cash equivalents shall be no less than $25 million at any time and total consolidated cash and cash equivalents (including cash restricted under the Sinosure Credit Facility) shall not be less than the greater of $50 million or 5.0% of Total Indebtedness (as defined in the Sinosure Credit Facility) or $9 million (i.e., $1.5 million per each VLCC securing the Sinosure Credit Facility); and
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

Pursuant to the limitation on borrowings covenant, the Company shall not permit Total Borrowings (as defined in the Indenture) to equal or exceed 70% of Total Assets (as defined in the Indenture). The Company shall also ensure that Net Worth (defined as Total Assets, less Intangible assets and Total Borrowings, as defined in the Indenture) exceeds $600 million pursuant to the Minimum Net Worth covenant.

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

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2020 was $8.7 million and $20.6 million, respectively, and for the three and six months ended June 30, 2019 was $17.1 million and $34.4 million, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2020 was $10.2 million and $17.3 million respectively, and for the three and six months ended June 30, 2019 was $15.1 million and $26.3 million, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Modifications, Repurchases and Extinguishments

During the first quarter of 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the Core Revolving Facility aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with Core Term Loan Facility and Transition Term Loan Facility totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying condensed consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds. In addition, aggregate net losses on the repurchases and extinguishment of the Company’s debt facilities totaling $13.5 million were recognized during the first quarter of 2020 and are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net loss reflects a prepayment fee of $1.0 million related to 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments.

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

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2020 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2020.

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

Effective June 22, 2020, INSW adopted new incentive compensation plans and reserved an additional 1,400,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers, and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Director Compensation - Restricted Common Stock

The Company awarded a total of 57,317 restricted common stock shares during the six months ended June 30, 2020 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $16.05 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 26, 2021, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

On July 8, 2020, Mr. Gregory A. Wright resigned from the Board. Mr. Wright’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  In connection with his resignation, a total of 6,230 shares previously granted to Mr. Wright (valued at approximately $0.1 million) vested in full on July 8, 2020. Also, in consideration of the Company’s and the Board’s ability to seek advice from him following his resignation through the end of the second quarter of 2021, the Company paid Mr. Wright approximately $0.1 million in July 2020.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2020, the Company granted 58,258 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $21.93 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2020, the Company awarded 58,258 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2022, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2022, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2023. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.83 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $17.59 per RSU.

During the six months ended June 30, 2020, the Company awarded to certain of its senior officers an aggregate of 131,992 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.93 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $9.68 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 0.44%, dividend yields of 1.02%, expected stock price volatility factor of .52, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (a) the first anniversary of employment termination and (b) the expiration date of the options.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

On February 26, 2020 and May 20, 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, on March 30, 2020 and June 22, 2020, the Company made dividend payments totaling $1.7 million and $1.7 million, respectively, to stockholders of record as of March 17, 2020 and June 8, 2020, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on August 4, 2020. The dividend will be paid on September 23, 2020 to shareholders of record at the close of business on September 9, 2020.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 23,744 and 56,954 shares of common stock during the three and six months ended June 30, 2020, respectively, at an average cost of $20.84 and $21.07, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. Similarly, the Company repurchased 12,256 and 21,002 shares of common stock during the three and six months ended June 30, 2019, respectively, at an average cost of $17.08 and $17.10, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. During July 2020, an additional 106 shares of common stock were repurchased from certain employees at $20.92 per share in relation to the accelerated vesting of 266 shares of restricted stock units that vested prior to June 30, 2020, pursuant to terms of RSU grant agreement in July 2019.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30 million stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not be eligible for repurchase under this program without further authorization from the Board. During the six months ended June 30, 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million. No shares were acquired under repurchase programs during the three and six months ended June 30, 2019. On August 4, 2020 the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Unrealized losses on derivative instruments	$(27,900)	$(11,732)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,181)	(8,838)
	$(36,081)	$(20,570)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2020 and 2019 follow:

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2020	$(26,717)	$(8,245)	$(34,962)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(2,828)	64	(2,764)
Amounts reclassified from accumulated other comprehensive loss	1,645	—	1,645
Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)

Balance as of March 31, 2019	$(24,698)	$(8,608)	$(33,306)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(8,936)	227	(8,709)
Amounts reclassified from accumulated other comprehensive loss	1,733	—	1,733
Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(18,949)	657	(18,292)
Amounts reclassified from accumulated other comprehensive loss	2,781	—	2,781
Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)

Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(13,935)	28	(13,907)
Amounts reclassified from accumulated other comprehensive loss	3,554	—	3,554
Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method
joint venture investees	$228	$1,457	$388	$3,097
Interest rate swaps entered into by the Company's subsidiaries	1,417	219	2,312	359
Interest rate cap entered into by the Company's subsidiaries	—	57	—	98

Reclassifications of losses on derivatives subsequent to discontinuation of hedge accounting:
Interest rate collar entered into by the Company's subsidiaries	—	—	81	—
	$1,645	$1,733	$2,781	$3,554

At June 30, 2020, the Company expects that it will reclassify $11.5 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 13 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of June 30, 2020, the Company is a party to time charter out contracts with customers on six Panamaxes and four VLCCs with expiry dates ranging from July 2020 to March 2023. The Company is also a party to a one-year profit share agreement expiring March 2021 to participate in 25% of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company's Crude Tanker Lightering Business, and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2020 and 2019:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2020:
Revenues from leases
Pool revenues	$72,446	$27,613	$—	$100,059
Time and bareboat charter revenues	26,655	—	—	26,655
Voyage charter revenues from non-variable lease payments	2,690	1,705	—	4,395
Voyage charter revenues from variable lease payments	50	—	—	50
Revenues from services
Voyage charter revenues
Lightering services	8,566	—	—	8,566
Total shipping revenues	$110,407	$29,318	$—	$139,725

Three months ended June 30, 2019:
Revenues from leases
Pool revenues	$28,247	$16,466	$—	$44,713
Time and bareboat charter revenues	6,451	90	—	6,541
Voyage charter revenues from non-variable lease payments	5,239	324	—	5,563
Voyage charter revenues from variable lease payments	842	—	—	842
Revenues from services
Voyage charter revenues
Lightering services	11,351	—	—	11,351
Total shipping revenues	$52,130	$16,880	$—	$69,010

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2020:
Revenues from leases
Pool revenues	$142,696	$58,572	$—	$201,268
Time and bareboat charter revenues	35,259	—	—	35,259
Voyage charter revenues from non-variable lease payments	10,043	2,406	—	12,449
Voyage charter revenues from variable lease payments	1,170	—	—	1,170
Revenues from services
Voyage charter revenues
Lightering services	14,916	—	—	14,916
Total shipping revenues	$204,084	$60,978	$—	$265,062

Six months ended June 30, 2019:
Revenues from leases
Pool revenues	$74,419	$37,931	$—	$112,350
Time and bareboat charter revenues	11,971	90	—	12,061
Voyage charter revenues from non-variable lease payments	12,511	348	—	12,859
Voyage charter revenues from variable lease payments	1,190	—	—	1,190
Revenues from services
Voyage charter revenues
Lightering services	32,424	—	—	32,424
Total shipping revenues	$132,515	$38,369	$—	$170,884

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2020	$2,727	$—	$—
Closing balance as of June 30, 2020	2,941	571	—

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Positive adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2020 were nil and $15 thousand, respectively, compared with negative adjustments of $53 thousand and $481 thousand, respectively, during the three and six months ended June 30, 2019. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of June 30, 2020, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and six months ended June 30, 2020 and 2019 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost
Vessel assets
Charter hire expenses	$2,977	$3,432	$6,705	$7,089

Office and other space
General and administrative	257	249	506	498
Voyage expenses	42	42	84	84

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,126	2,719	2,926	4,946

Office and other space
General and administrative	—	29	29	58
Voyage expenses	—	26	—	52
Vessel expenses	—	3	—	8
Total lease cost	$4,402	$6,500	$10,250	$12,735
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, compared with $1.8 million and $8.4 million for the three and six months ended June 30, 2019, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,295	$7,596

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$26,386	$33,718

Current portion of operating lease liabilities	$(10,411)	$(12,958)
Long-term operating lease liabilities	(13,504)	(17,953)
Total operating lease liabilities	$(23,915)	$(30,911)

Weighted average remaining lease term - operating leases	3.10 years	3.24 years
Weighted average discount rate - operating leases	7.19%	7.16%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

During March 2020, two 2007-built MRs time chartered-in by the Company were arrested by a third party due to a legal dispute between said party and the ultimate owners of the vessels. As a result of the arrests, the entity that chartered these vessels to INSW was no longer able to perform its obligations under the time charter agreements and effectively terminated the time charter agreements. Accordingly, the Company derecognized lease liabilities and right of use assets associated with these agreements.

As of June 30, 2020, INSW had commitments to charter in one MR, two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from July 2020 to August 2021, are accounted for as operating leases. Upon its expiry in July 2020, the Company redelivered the MR to its owner. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of June 30, 2020, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of June 30, 2020 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2020	$3,165	368
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	20,253	2,384
less imputed interest	(2,229)
Total operating lease liabilities	$18,024

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2020	$1,783	368
2021	2,170	408
Total lease payments (lease component only)	3,953	776
less imputed interest	(142)
Total operating lease liabilities	$3,811

2. Office and other space:

The Company has operating leases for offices and lightering workboat dock space. These leases have expiry dates ranging from August 2021 to December 2024. The lease for the workboat dock space contains renewal options executable by the Company for periods through December 2027. We have determined that the options through December 2024 are reasonably certain to be executed by the Company, and accordingly are included in the lease liability and right of use asset calculations for such lease.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of June 30, 2020 are as follows:

(Dollars in thousands)	Amount
2020	$623
2021	936
2022	273
2023	229
2024	178
Total lease payments	2,239
less imputed interest	(159)
Total operating lease liabilities	$2,080

Contracts under which the Company is a Lessor

See Note 13, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for six Panamaxes and four VLCCs and the related revenue days as of June 30, 2020 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2020	$51,815	1,057
2021	20,139	431
2022	16,425	365
2023	3,195	71
Future minimum revenues	$91,574	1,924

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of June 30, 2020. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of June 30, 2020. The next deficit valuation is as of March 31, 2020.

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

Additionally, two wrongful death lawsuits (the “lawsuits”) relating to the accident, each of which claims damages in excess of $25 million were filed in state court in Texas (Harris County District Court) and identified the subsidiary as one of several defendants. The lawsuits have been settled as to most of the original defendants, with the exception of the subsidiary, and the remaining disputes were removed to federal court in Houston, Texas (Southern District) in January 2018. The subsidiary has filed its answer to those complaints, generally denying the allegations and stating certain affirmative defenses. The subsidiary has filed a motion for summary judgment seeking dismissal of all claims being asserted against it in the lawsuits based on its position that it was the decedents’ borrowing employer, and therefore has tort immunity under the Longshore and Harbor Workers’ Compensation Act, 33 U.S.C. §§ 900-950. On May 14, 2020, the District Court dismissed the claims against the subsidiary with prejudice.

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

Finally, in February 2018, the subsidiary and its insurers settled three “bystander” claims made by crewmembers aboard a vessel under charter to the subsidiary for alleged emotional and other personal injuries. The subsidiary has initiated arbitration in Houston, Texas against the employer of the bystanders to seek full recovery of this payment pursuant to indemnity provisions in the charter between the subsidiary and the employer. The arbitration panel issued its decision in August 2019, providing for the recovery of a portion of the indemnity payment and also for associated costs, which was paid for the benefit of the subsidiary’s insurers.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices, particularly with regard to IMO 2020;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR after 2021 on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;

INTERNATIONAL SEAWAYS, INC.

●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs and other restrictions on trade and the impact that Brexit might have on global trading parties.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2020, we derived 78% and 76%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 73% and 76%, respectively, for the three and six months ended June 30, 2019. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2020 and 2019 periods.

As of June 30, 2020, we owned or operated an International Flag fleet of 40 vessels aggregating 6.9 million deadweight tons (“dwt”), including four vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we had ownership interests in two FSO service vessels (the “JV Vessels”). In July 2020, we redelivered a chartered-in MR to its owner upon expiry of the time charter.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are

INTERNATIONAL SEAWAYS, INC.

predominantly employed in the spot market via market-leading commercial pools. We derived approximately 81% and 87% of our total TCE revenues in the spot market for the three and six months ended June 30, 2020, respectively, compared with 90% and 93% for the three and six months ended June 30, 2019, respectively.

The following is a discussion and analysis of our financial condition as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2020 at 82.9 million barrels per day (“b/d”), a decrease of 16.4 million b/d, or 16.5%, over the same quarter in 2019. The estimate for global oil consumption for 2020 is 92.1 million b/d, a decrease of 7.9% over 2019. OECD demand in 2020 is estimated to decrease by 9.0% to 43.4 million b/d, while non-OECD demand is estimated to decrease by 7.1% to 48.6 million b/d.

Global oil production in the second quarter of 2020 was 92.2 million b/d, a decrease of 8.3% from the second quarter of 2019. OPEC crude oil production averaged 25.6 million b/d in the second quarter of 2020, a decrease of 2.7 million b/d from the first quarter of 2020, and a decrease of 4.4 million b/d from the second quarter of 2019. Non-OPEC production decreased by 3.7 million b/d to 61.4 million b/d in the second quarter of 2020 compared with the second quarter of 2019. Oil production in the U.S. in the second quarter of 2020 decreased by 5.4% to 12.1 million b/d compared to the first quarter of 2020 at 12.8 million b/d, and was essentially unchanged from the second quarter of 2019.

U.S. refinery throughput decreased by 3.6 million b/d to 13.3 million b/d in the second quarter of 2020 compared with the first quarter of 2020. U.S. crude oil imports in the second quarter of 2020 decreased by 1.5 million b/d to 5.5 million b/d compared with the second quarter of 2019, with imports from OPEC countries declining by 0.8 million b/d and imports from non-OPEC countries decreasing by 0.7 million b/d.

China’s crude oil imports in June 2020 were at a record 12.9 million b/d, exceeding the previous record of 11.3 million b/d achieved in May 2020, and up 34% compared with June of 2019. The large increase in imports was driven by low oil prices.

During the second quarter of 2020, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of scrappings, by 4.8 million dwt as the crude fleet increased by 3.5 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 2.4, 0.6 and 0.5 million dwt, respectively. The product carrier fleet expanded by 1.3 million dwt with LR1s and MRs increasing by 0.1 and 1.2 million dwt, respectively. Year over year, the size of the tanker fleet increased by 23.1 million dwt with the largest increases in the VLCC and MR sectors, while Suezmaxes, Aframaxes and LR1s saw only modest growth in fleet size.

During the second quarter of 2020, the tanker orderbook increased by 0.4 million dwt overall. The crude tanker orderbook increased by 1.1 million dwt, with the Aframax orderbook growing by 1.4 million dwt, while the VLCC orderbook declined by 0.3 million dwt and the Suezmax orderbook was unchanged. The product tanker orderbook declined by 0.8 million dwt with LR1s declining by 0.1 million dwt and MRs declining by 0.7 million dwt. The marginal increase in the tanker orderbook reflects the delivery of newbuildings during the second quarter and little new ordering activity.

Year over year, the total tanker orderbook declined by 6.0 million dwt, with VLCCs, LR1s and MRs declining by 8.9, 0.7 and 2.4 million dwt, respectively. The Suezmax and Aframax orderbooks grew by 3.1 and 2.9 million dwt, respectively, during the period. This general decline appears, at least to some extent, to be driven by shipowners reluctance to invest capital in current technology

INTERNATIONAL SEAWAYS, INC.

while the shipping industry is targeting substantial reductions in carbon emissions, as well as general economic concerns surrounding the novel coronavirus (COVID-19) outbreak.

Crude tanker rates in the second quarter of 2020 began strong because of the breakdown of production cut agreements between OPEC and Russia, coupled with reduced demand due to COVID-19, creating an environment where excess oil production created a strong demand for oil tankers. In addition, oil prices entered a strong contango market which drove traders to book oil tankers for storage. Record crude imports by China also had a positive impact on freight markets. As the quarter progressed, however, OPEC and Russia agreed to steep production cuts, oil markets recovered, decreasing the contango, and accordingly, tanker freight markets subsequently declined, particularly on smaller ships where rates declined to below cash breakeven levels. The larger ships, especially the VLCCs, have maintained healthier rates. See Item 1A, Risk Factors in our March 31, 2020 Form 10-Q – The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the second quarter of 2020, income from vessel operations increased by $75.8 million to $67.9 million from a loss of $7.9 million in the second quarter of 2019. Such increase resulted principally from significantly higher TCE revenues, and lower charter hire expenses, which were due to fewer chartered-in vessels in the Crude Tankers Lightering business and the Company’s redelivery of three time-chartered in MRs between August 2019 and March 2020.

The increase in TCE revenues in the second quarter of 2020 of $72.8 million, or 117%, to $135.3 million from $62.5 million in the corresponding period of the prior year primarily reflects higher average daily rates across INSW’s fleet sectors (driven by the market events described above under Operations and Oil Tanker Markets), which accounted for an increase of approximately $77.7 million. Such increase was partially offset by a lower volume of activity in the Crude Tankers Lightering business, which accounted for a decrease in TCE revenue of $3.1 million.

During the first six months of 2020, income from vessel operations increased by $109.8 million to $121.2 million from $11.4 million in the first six months of 2019. Such increase was primarily driven by increased TCE revenues and a reduction in charter hire expense.

The increase in TCE revenues in the first six months of 2020 of $98.5 million, or 63%, to $255.0 million from $156.5 million in the corresponding period of the prior year primarily reflects higher average daily rates across INSW’s fleet sectors, which accounted for an increase of approximately $120.7 million. The time charter-in of an LR1 on a two-year charter commencing in August 2019 and the purchase of an LR1 in February 2020 also resulted in an $8.7 million aggregate increase in TCE revenues during the first six months of 2020. Such increases were partially offset by (i) fewer revenue days in the current period in the VLCC fleet due in large part to vessels being off-hire while undergoing scrubber installations, (ii) the sales and redeliveries of five MRs, one LR1, and one Aframax between June 2019 and March 2020, and (iii) a lower volume of activity in the Crude Tankers Lightering business, which accounted for offsetting decreases in TCE revenue of $10.8 million, $11.7 million and $11.6 million, respectively.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter

INTERNATIONAL SEAWAYS, INC.

equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income before income taxes, as reported in the condensed consolidated statements of operations.

Crude Tankers	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily dollar amounts)	2020	2019	2020	2019
TCE revenues	$105,890	$45,653	$194,744	$118,239
Vessel expenses	(23,806)	(23,357)	(48,980)	(45,621)
Charter hire expenses	(4,469)	(8,352)	(9,963)	(20,835)
Depreciation and amortization	(14,732)	(14,795)	(28,977)	(29,272)
Adjusted income/(loss) from vessel operations (a)	$62,883	$(851)	$106,824	$22,511
Average daily TCE rate	$49,854	$18,959	$46,825	$23,893
Average number of owned vessels (b)	24.0	25.0	24.2	25.0
Average number of vessels chartered-in under operating leases	2.0	4.2	2.2	4.8
Number of revenue days: (c)	2,124	2,408	4,159	4,949
Number of ship-operating days: (d)
Owned vessels	2,184	2,275	4,396	4,525
Vessels bareboat chartered-in under operating leases	182	182	364	362
Vessels time chartered-in under operating leases (e)	—	131	44	218
Vessels spot chartered-in under operating leases (e)	—	66	—	281
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain on disposal of vessels and other property.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 23 vessels under operating leases at various points during the six-month period ended June 30, 2019 for full service lightering jobs. Only one vessel was time chartered-in for a portion of the six-month period ended June 30, 2020.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2020 and 2019, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $821 and $802 per day for the three and six months ended June 30, 2020, respectively, and $1,052 and $879 per day for the three and six months ended June 30, 2019, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

INTERNATIONAL SEAWAYS, INC.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$71,747	$67,214	$20,038	$—
Revenue days	719	261	1,065	—
Suezmax:
Average rate	$48,989	$—	$20,772	$—
Revenue days	180	—	182	—
Aframax:
Average rate	$30,559	$—	$13,540	$—
Revenue days	334	—	318	—
Panamax:
Average rate	$35,049	$16,258	$12,095	$13,199
Revenue days	91	540	113	486

Six Months Ended June 30,
VLCC:
Average rate	$67,554	$67,124	$26,204	$—
Revenue days	1,512	261	2,199	—
Suezmax:
Average rate	$45,892	$—	$24,831	$—
Revenue days	362	—	362	—
Aframax:	—	$—
Average rate	$31,125	—	$17,633	$—
Revenue days	695	$—	715	—
Panamax:	—	—
Average rate	$38,562	$16,079	$14,241	$12,775
Revenue days	182	1,079	186	931

During the second quarter of 2020, TCE revenues for the Crude Tankers segment increased by $60.2 million, or 132%, to $105.9 million from $45.7 million in the second quarter of 2020, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, Aframax, and Panamax sectors aggregating approximately $64.4 million. The increased rates in the VLCC fleet accounted for $49.5 million of this total rates-based increase. As discussed in the “Operations and Oil Tanker Markets” section above, the very strong rate environment for fixtures concluded during the latter portion of the first quarter of 2020 and the majority of the second quarter of 2020 was due in large part to increased oil production and expectations of a sustained growth in demand for floating storage. During the second quarter of 2020, four of the Company’s VLCCs commenced time charters with periods ranging from seven to 36 months at attractive rates. As and when oil demand increases and achieves a balance with oil supply, the need for floating storage will likely decline, which would negatively impact the demand for oil tankers. The extent to which this increase in oil demand will negatively impact the tanker rate environment will depend on (i) the extent to which such demand increase is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of the oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Partially offsetting the increase in TCE revenues driven by higher rates was the impact of (i) a 85-day net decrease in VLCC revenue days aggregating $1.6 million, (ii) the sale of a 2002-built Aframax in January 2020, which resulted in a $1.9 million decrease in TCE revenue and (iii) a $3.1 million decrease in revenue in the Crude Tankers Lightering business during the current quarter. The quarter-over-quarter net decrease in VLCC revenue days reflects 203 days of offhire for drydock, repairs and other matters during the second quarter of 2020 compared to only 118 days of offhire in the second quarter of 2019. Offhire days in the current quarter included 104 drydock days during which VLCCs were out of service to have scrubbers installed and 89 days of offhire on the Seaways Mulan, which was held by Indonesian authorities from February 8, 2020 through June 8, 2020 and was not redelivered back to the Tankers International Pool until June 28, 2020 (see Note 9 “Debt” to the accompanying condensed consolidated financial statements for further

INTERNATIONAL SEAWAYS, INC.

details). To date, the Company has completed the scrubber installations on seven of its modern VLCCs. The scrubber installations on its final three modern VLCCs were rescheduled to 2021 in order to take advantage of the strong market conditions in the first half of 2020 and to align with the natural drydocking dates for the vessels. The holding period on the Seaways Mulan is covered under the Company’s loss of hire insurance policy and we expect to recover a minimum of $3.7 million during the second half of 2020 under this policy.

The expected offhire days across the fleets could be subject to increase due to the impacts that COVID-19 have had and may continue to have on international travel and movement of personnel and other scheduling changes.

Vessel expenses increased by $0.4 million to $23.8 million in the second quarter of 2020 from $23.4 million in the second quarter of 2019. Such increase reflects technical management transition costs incurred in the current quarter and off-hire fuel costs for the Seaways Mulan during the time it was held in Indonesia as discussed above, offset to a large extent by the Company’s sale of a 2002-built Aframax in January 2020, which resulted in a reduction in vessel expenses of $0.9 million in the current quarter. Charter hire expenses decreased by $3.9 million to $4.5 million in the current quarter from $8.4 million in the prior year’s quarter. The decrease reflects a significant decrease in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of decreased levels of full-service lightering activity in the second quarter of 2020, due to a robust Aframax market that made spot chartering-in vessels for full service jobs challenging.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2.2 million for the second quarter of 2020 and $0.1 million for the second quarter of 2019. The increase in the current year’s operating income as compared to the prior year’s quarter primarily reflects a significant reduction in charter hire expense. Additionally, during the prior year’s quarter the Crude Tankers Lightering business utilized its two chartered-in Aframaxes on eight spot voyages. There were no such spot voyages performed in the second quarter of 2020. However, weakness in the U.S Gulf Aframax market in the second quarter of 2019 resulted in those voyages achieving TCE results that were on average lower than the charter-in rates for these vessels. In the current quarter, zero full service and 113 service support only lighterings were performed, as compared to 11 full service and 119 service support only lighterings in the prior year’s quarter.

During the first six months of 2020, TCE revenues for the Crude Tankers segment increased by $76.5 million or 65%, to $194.7 million from $118.2 million in the first six months of 2019, principally as a result of the market factors described above which resulted in significantly higher average blended rates in the VLCC, Aframax, Suezmax and Panamax sectors aggregating approximately $97.4 million. Also contributing to the increase was a 144-day increase in Panamax revenue days, which had the effect of increasing TCE revenue by $1.8 million and was driven by 183 fewer drydock days in the current year’s period. Serving to partially offset such increases was the impact of a 426-day decrease in VLCC revenue days aggregating $10.8 million and a $11.6 million decrease in revenue in the Crude Tankers Lightering business during the current period. VLCC off-hire days in the current period included 409 days during which VLCCs were out of service to have scrubbers installed and 142 days of offhire on the Seaways Mulan relating to the time it was held in Indonesia and time required for maintenance and repositioning the vessel for its redelivery back to the Tankers International Pool.

Vessel expenses increased by $3.4 million to $49.0 million in the six months ended June 30, 2020 from $45.6 million in the corresponding period of 2019. The primary drivers of the net increase were consistent with those which resulted in the quarter-over-quarter increase described above, along with an increase in drydock deviation costs of $0.8 million for the VLCC fleet. Charter hire expenses decreased by $10.8 million to $10.0 million from $20.8 million in the prior year’s period. As was the case for the quarter-over-quarter decrease noted above, such decrease principally related to a reduction in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $4.5 million for the first six months of 2020 and $4.3 million for the first six months of 2019. The marginal increase in the current period’s operating income as compared to prior year’s period primarily reflects reductions in charter hire expense offset by lower levels of full service lightering activity in the current year. In the current period, zero full service and 202 service support only lighterings were performed, as compared to 38 full service and 201 service support only lighterings in the prior year’s period. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on 11 spot voyages.

INTERNATIONAL SEAWAYS, INC.

Product Carriers	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily dollar amounts)	2020	2019	2020	2019
TCE revenues	$29,399	$16,834	$60,276	$38,277
Vessel expenses	(6,472)	(7,378)	(14,258)	(15,643)
Charter hire expenses	(3,071)	(4,681)	(7,808)	(9,383)
Depreciation and amortization	(4,125)	(3,994)	(8,123)	(8,412)
Adjusted income from vessel operations	$15,731	$781	$30,087	$4,839
Average daily TCE rate	$26,343	$13,121	$26,612	$14,711
Average number of owned vessels	10.0	10.8	9.7	10.9
Average number of vessels chartered-in under operating leases	2.1	4.0	2.9	4.0
Number of revenue days	1,116	1,283	2,265	2,602
Number of ship-operating days:
Owned vessels	910	982	1,771	1,972
Vessels time chartered-in under operating leases	192	360	533	720

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2020, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $599 and $572 per day for the three and six months ended June 30, 2020, respectively, and $472 and $478 per day for the three and six months ended June 30, 2019, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$38,933	$—	$17,746	$—
Revenue days	91	—	72	—
LR1(1):
Average rate	$30,851	$—	$17,271	$—
Revenue days	545	—	347	—
MR:
Average rate	$17,168	$—	$11,571	$—
Revenue days	480	—	847	—

Six Months Ended June 30,
LR2:
Average rate	$33,866	$—	$20,157	$—
Revenue days	182	—	162	—
LR1(1):
Average rate	$34,531	$—	$20,609	$—
Revenue days	1,032	—	686	—
MR:
Average rate	$19,097	$—	$12,539	$—
Revenue days	1,050	—	1,737	—
(1)	During the 2020 and 2019 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that is currently transporting refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

INTERNATIONAL SEAWAYS, INC.

During the second quarter of 2020 TCE revenues for the Product Carriers segment increased by $12.6 million, or 75%, to $29.4 million from $16.8 million in the second quarter of 2019. Period-over-period increases in average daily blended rates earned by all Product Carrier fleet sectors accounted for an increase in TCE revenues of approximately $13.3 million. Serving to partially offset such increase was a $0.7 million decline in TCE revenue arising from the net impact of a decrease in revenue days. A 368-day decrease in MR revenue days in the current period, resulted primarily from the sales of two 2004-built MRs between June and July 2019, the redelivery of one time chartered-in MR to its owner during the third quarter of 2019, and the effective termination and redeliveries of two time chartered-in MRs in March 2020 prior to the scheduled expiry of their respective charter parties. Such decrease was partially offset by a 181-day increase in LR1 revenue days in the current period primarily driven by the commencement of a two-year time charter-in of a 2006-built LR1 in August 2019, and the purchase of a 2009-built LR1 that was delivered in February 2020.

Vessel expenses during the second quarter of 2020 decreased by $0.9 million compared to the second quarter of 2019 primarily due to the sales of MRs discussed above, partially offset by the LR1 purchase discussed above. Charter hire expenses decreased by $1.6 million to $3.1 million in the second quarter of 2020 from $4.7 million in the second quarter of 2019 due to the MR redeliveries described above, partially offset by the entry into the LR1 charter-in noted above.

During the first six months of 2020, TCE revenues for the Product Carriers segment increased by $22.0 million to $60.3 million from $38.3 million in the first six months of 2019. Approximately $23.3 million of such increase was attributable to increased average daily blended rates earned across all Product Carrier fleets. This increase was partially offset by a $1.3 million decline in TCE revenues resulting principally from the net impact of (i) a 686-day decrease in MR revenue days arising from the sales and redeliveries noted above and (ii) a 329-day increase in LR1 revenue days, which reflects the additions to the fleet described above.

The decreases in vessel expenses and charter hire expenses during the six months ended June 30, 2020 compared to the same period of 2019 were primarily due to the vessel transactions discussed above.

General and Administrative Expenses:

During the second quarter of 2020, general and administrative expenses increased marginally by $0.4 million to $6.7 million from $6.3 million in the second quarter of 2019. Such increase was primarily driven by a $0.4 million increase in compensation and benefits costs, of which $0.2 million relates to non-cash stock compensation.

For the six months ended June 30, 2020, general and administrative expenses increased by $1.0 million to $14.1 million from $13.1 million for the same period in 2019. The primarily drivers for such increase were (i) an approximately $1.1 million increase in compensation and benefits costs, of which $0.7 million relates to non-cash stock compensation, and (ii) an approximately $0.2 million increase in legal fees, partially offset by (iii) an approximately $0.2 million decrease in travel and entertainment costs, which was COVID-19 related.

Equity in Income of Affiliated Companies:

During the three and six months ended June 30, 2020, equity in income of affiliated companies decreased by $2.8 million to $5.2 million and $5.8 million to $10.3 million, respectively, from $8.0 million and $16.1 million, respectively, in the corresponding 2019 periods. These decreases were principally attributable to the sale of the Company’s interest in the LNG joint venture in October 2019. The LNG joint venture contributed $3.4 million and $6.7 million to earnings during the three and six months ended June 30, 2019, respectively. These decreases were partially offset by increases in earnings from the two FSO joint ventures of $0.6 million and $0.9 million during the three and six months ended June 30, 2020, which was primarily attributable to a decrease in interest expense due to lower average outstanding debt balances in the first six months of 2020.

INTERNATIONAL SEAWAYS, INC.

Other Income/(Expense):

Other income was $0.1 million and $0.8 for the three months ended June 30, 2020 and 2019, respectively. The quarter over quarter decrease is primarily due to a decline in interest rates between 2019 and 2020 and a corresponding decrease in interest income earned on the Company’s cash deposits. Other expense was $13.3 million for six months ended June 30, 2020 compared with other income of $1.9 million for the six months ended June 30, 2019. The six months ended June 30, 2020 includes a prepayment fee of $1.0 million related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility and repurchase of the 10.75% Subordinated Notes, which were treated as extinguishments. Other income/(expense) for all periods also includes net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense:

Interest expense was $8.9 million and $17.4 million for the three months ended June 30, 2020 and 2019, respectively and $20.9 million and $35.0 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense decreased by $8.5 million and $14.1 million in the three and six months ended June 30, 2020, respectively, as a result of lower average outstanding debt balances in the current year periods compared to the 2019 periods, principally attributable to $110 million in principal prepayments on the 2017 Term Loan Facility during the second half of 2019 and the use of cash in the January 2020 refinancing, lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020, and lower average LIBOR rates during the second quarter and first six months of 2020 compared with the corresponding periods of 2019. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2020 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2020. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2020. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

EBITDA and Adjusted EBITDA:

EBITDA represents net income/(loss) before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

●	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

INTERNATIONAL SEAWAYS, INC.

●	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss)	$64,358	$(16,523)	$97,377	$(5,626)
Income tax provision	1	—	1	—
Interest expense	8,881	17,443	20,890	34,976
Depreciation and amortization	18,880	18,818	37,147	37,747
EBITDA	92,120	19,738	155,415	67,097
Third-party debt modification fees	—	—	232	30
Loss on disposal of vessels and other property, including impairments	4,134	1,548	1,330	1,500
Write-off of deferred financing costs	—	—	12,501	—
Loss on extinguishment of debt	21	—	1,014	—
Adjusted EBITDA	$96,275	$21,286	$170,492	$68,627

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2020 and December 31, 2019 was approximately $112.0 million and $73.0 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash decreased by $5.8 million during the six months ended June 30, 2020. This decrease reflects $41.3 million in expenditures for vessels and other property, $382.7 million related to extinguishment of the Company’s 2017 Term Loan Facility, ABN Term Loan Facility and 10.75% Subordinated Notes, scheduled principal amortization for the Company’s debt facilities totaling $51.3 million, which included a $20.0 million repayment of the outstanding balance under the Core Revolving Facility that was initially drawn down in connection with the January 2020 refinancing, cash dividends of $3.4 million, and $30.0 million in repurchases of common stock. Such cash outflows were partially offset by cash provided by operating activities of $127.7 million, proceeds from the issuance of debt, net of issuance and deferred financing costs of $363.0 million, and proceeds from disposal of vessels and other property of $13.6 million.

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

As of June 30, 2020, we had total liquidity on a consolidated basis of $184.5 million comprised of $144.5 million of cash (including $16.4 million of restricted cash) and $40.0 million of undrawn revolver capacity.

INTERNATIONAL SEAWAYS, INC.

Restricted cash of $16.4 million as of June 30, 2020 represents legally restricted cash relating to the Sinosure Credit Facility, which stipulates that cash accounts be maintained that are limited in their use to pay expenses related to servicing the debt facility.

As of June 30, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $604.9 million and net debt to total capitalization of 30.0%, compared with 33.3% at December 31, 2019.

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

The following is a summary of the significant capital allocation activities the Company executed during the first half of 2020 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On January 23, 2020, International Seaways, Inc., International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390 million of secured debt facilities (the “2020 Debt Facilities”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affiliates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

The proceeds from the draw down on the 2020 Debt Facilities on January 28, 2020 were primarily used to (i) repay the $331.5 million outstanding principal balance under the 2017 Debt Facilities due 2022 and the $23.2 million outstanding principal balance under the ABN Term Loan Facility due 2023, and (ii) to repurchase the $27.9 million outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended.

The 2020 Debt Facilities consist of (i) a five-year senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Core Term Loan Facility”); (ii) a five-year revolving credit facility in an aggregate principal amount of $40.0 million (the “Core Revolving Facility”); and (iii) a senior secured term loan credit facility with a maturity date of June 30, 2022 in an aggregate principal amount of $50.0 million (the “Transition Term Loan Facility”). The Core Term Loan Facility contains an uncommitted accordion feature whereby, for a period of up to 18 months following the closing date, the amount of the loan thereunder may be increased up to an additional $100.0 million for the acquisition of Additional Vessels, subject to certain conditions.

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9.5 million commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120.0 million due at maturity. The Core Revolving Facility also matures on January 23, 2025. The Transition Term Loan Facility amortizes in 10 quarterly installments of $5.0 million commencing March 31, 2020 and matures on June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events as described in the Credit Agreement.

The 2020 Debt Facilities will reduce annual cash interest expense by approximately $15.0 million, by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points.

On March 4, 2020, the $20.0 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

INTERNATIONAL SEAWAYS, INC.

On March 12, 2020, the Company entered into a Side Letter agreement with the 2020 Debt Facilities lenders relating to the mortgage for the Seaways Mulan, a 2002-built VLCC that has been held by the Indonesian authorities since February 8, 2020 pending the completion of their investigation of a claim that the master had illegally anchored in Indonesian territorial waters while awaiting orders for its next voyage. The mortgage requires the vessel owner to secure the release of a vessel that has been arrested or taken into custody under color of legal authority within 30 days of the initial detention of such vessel and grants the vessel owner an additional 30 days thereafter to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. If the vessel’s status was not cured or waived by April 8, 2020, the Company would be in default under the terms of the Credit Agreement. Accordingly, pursuant to the terms of the Side Letter agreement, the Lenders granted the Company an additional 60 days from the initial date to secure the release of the Seaways Mulan from arrest by the Indonesian authorities by May 8, 2020 after which the Company would have an additional 30 days (i.e., through June 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. On May 15, 2020, the Lenders updated the Side Letter and granted the Company an additional 60 days from May 8, 2020 to secure the release of the Seaways Mulan from the Indonesian authorities by July 8, 2020 after which the Company would have an additional 30 days (i.e., through August 7, 2020) to cure the non-release of the vessel before being considered to be in default under the terms of the Credit Agreement. The Seaways Mulan was released and allowed to sail out of Indonesian territorial waters on June 9, 2020 and was ultimately redelivered back to the Tankers International Pool on June 28, 2020.

See Note 9, “Debt,” to the accompanying condensed consolidated financial statements for further details on the refinancing transaction and the terms of the 2020 Debt Facilities.

On August 4, 2020, the Company’s Board approved the prepayment of the $40.0 million outstanding principal balance under the Transition Term Loan Facility using available cash on hand. Such prepayment is expected to occur by mid-August 2020.

In January 2020, the Company sold and delivered a 2002-built Aframax for net proceeds of $12.2 million.

On February 26, 2020 and May 20, 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, on March 30, 2020 and June 22, 2020, the Company made dividend payments totaling $1.7 million and $1.7 million, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on August 4, 2020. The dividend will be paid on September 23, 2020 to shareholders of record at the close of business on September 9, 2020.

In February 2020, the Company took delivery of a 2009-built LR1 pursuant to a memorandum of agreement entered into in December 2019 for a purchase price of $18.8 million, of which 10% was previously paid in 2019.

Pursuant to the Company’s $30.0 million stock repurchase program expiring on March 5, 2021, during first six months of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases at a total cost of $30.0 million. On August 4, 2020 the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022.

The Company is party to an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of the Company. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25.0 million from time to time through the sales agents. The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of June 30, 2020, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

INTERNATIONAL SEAWAYS, INC.

As of June 30, 2020, the Company has remaining contractual commitments for the purchase and installation of scrubbers on three of its 10 modern VLCCs. To date, scrubber installations have been completed on seven of our modern VLCCs and installations on three additional VLCCs are scheduled for completion during 2021. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on 14 vessels, with an option for the purchase and installation of one additional ballast water treatment system. As of June 30, 2020, the Company’s aggregate purchase commitments for vessel betterments are approximately $13.1 million (see Aggregate Contractual Obligations Table below). The overall commitments could increase by approximately $2.1 million if the remaining option for an additional ballast water treatment system unit is exercised. Such option expires December 2020. These systems are intended to be funded with available liquidity and proceeds from the sales of vessels.

Outlook

We believe that the third and fourth quarters of 2020 and 2021 will likely be a weaker rate environment for tankers than the first half of 2020 due to the residual effects of excess crude supply and the resulting need for seaborne storage of crude oil and products that ramped up during the second quarter of 2020. Accordingly, with the goal of taking advantage of the stronger rate environment in the first half of 2020 and alleviating some of the current challenges being faced as a result of extensive travel restrictions instituted in response to the COVID-19 pandemic, we shifted the scrubber installations on three of our modern VLCCs to 2021, aligning such installations with their natural drydocking dates.

As discussed in the Operations and Oil Tanker Markets section above, although the larger tanker vessels are still experiencing healthy rates, the strong tanker rate environment experienced during the second quarter has begun to weaken in the third quarter thus far as oil markets are recovering and the oil price contango has decreased. We continue to expect that daily oil supply and demand will start to come back into balance during the latter half of 2020 and 2021 and this is likely to have negative repercussions for tankers as the drawdown of oil inventories, both onshore and at sea, will supplant the demand for oil tanker transportation while also increasing available tanker supply. Accordingly, in an effort to take advantage of the dynamic oil tanker markets, maximize significant near-term cash generation and reduce risk, during the second quarter of 2020, we opportunistically locked in four of our VLCCs on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies.

We believe our balance sheet coupled with the time charter coverage noted above positions us to generate sufficient cash to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

As of June 30, 2020, the FSO Joint Venture had total bank debt outstanding of $115.0 million, of which $57.5 million was nonrecourse to the Company.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’); (b) the FSO Joint Venture is party to two service contracts with NOC (the ‘‘NOC Service Contracts’’) and (c) the FSO Joint Venture is a borrower under a $220 million secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of June 30, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be

INTERNATIONAL SEAWAYS, INC.

required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $59.4 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $0.1 million.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2020 follows:

						Beyond
(Dollars in thousands)	2020	2021	2022	2023	2024	2024	Total
Core Term Loan Facility - floating rate(1)	$25,025	$48,593	$47,052	$45,460	$43,940	$120,283	$330,353
Transition Term Loan Facility - floating rate(2)	10,854	21,017	10,169	—	—	—	42,040
Sinosure Credit Facility - floating rate(3)	17,928	35,035	33,897	32,758	31,643	162,364	313,625
8.5% Senior Notes - fixed rate	1,063	2,125	2,125	26,062	—	—	31,375
Operating lease obligations(4)
Bareboat Charter-ins	3,165	6,278	6,278	4,532	—	—	20,253
Time Charter-ins	3,355	4,660	—	—	—	—	8,015
Office and other space	623	936	273	229	178	—	2,239
Vessel betterment commitments(5)	6,714	6,316	118	—	—	—	13,148
Other(6)	532	225	—	—	—	—	757
Total	$69,259	$125,185	$99,912	$109,041	$75,761	$282,647	$761,805
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.60% through August 15, 2020 and 2.40% thereafter, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $242.1 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps (as described below under Risk Management) and (ii) the effective three-month LIBOR rate of 0.31% as of June 30, 2020 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Transition Term Loan Facility of 3.50% plus (i) the effective LIBOR rates for the next two quarterly principal payments of 1.07% and 1.02%, respectively, and (ii) the effective three-month LIBOR rate of 1.00% for the remaining outstanding balance.
(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.76% through the maturity date of March 21, 2025 (as described below under Risk Management), or (ii) the effective three-month LIBOR rate of 0.31% as of June 30, 2020 for periods after the swap maturity date.
(4)	As of June 30, 2020, the Company had charter-in commitments for four vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 14 vessels, and the purchase and installation of scrubbers on three of its VLCC tankers. In addition, the Company is party to an agreement granting INSW the option to purchase an additional ballast water treatment system for installation before December 2020. If exercised, such option could increase the Company’s commitments by approximately $2.1 million.
(6)	Represents the Company’s commitments for its share of charter hire payments due pursuant to a 12-month profit share agreement entered into in March 2020.

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

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional interest rate collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement was re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

On April 16, 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25 million of the Core Term Loan Facility that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid debt instrument with an embedded derivative. Such embedded derivative will be bifurcated and accounted for separately in the same manner as our other derivatives. The debt instrument will be classified in current and/or noncurrent other liabilities on the consolidated balance sheet. All cash flows associated with this hybrid derivative instrument will be classified as financing cash flows in the consolidated statement of cash flows. There is no expected change in the classification of the income statement impact of this hybrid derivative instrument (i.e., such impact will continue to be classified in interest expense in the consolidated statement of operations) and this instrument will be characterized consistently with the Company’s other interest rate swap derivatives for debt covenant purposes.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K and in our March 31, 2020 Form 10-Q. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial

INTERNATIONAL SEAWAYS, INC.

also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2019 Form 10-K and March 31, 2020 Form 10-Q.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company renewed its $30 million stock repurchase plan in March 2019. During the three months ended June 30, 2020, the Company repurchased and retired an additional 926,700 shares of its common stock in open-market purchases at an average price of $21.57 per share, for a total cost of $20.0 million, which completed the remaining amount under this program. In addition, in January 2019 the Company initiated an at-the-market equity distribution program but did not execute any sales under that program during the three and six months ended June 30, 2020. See Note 11, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

See Note 11, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of shares withheld to cover tax withholding liabilities relating to the vesting of previously-granted equity awards to certain members of management, which is incorporated by reference in this Part II, Item 2.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

10.1	Form of Non-Employee Director Restricted Stock Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 7, 2020	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 7, 2020	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer