Form 10-Q
period 2020-09-30
International Seaways, Inc.
filed 2020-11-06
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 3, 2020: common stock, no par value 27,984,807 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$137,340	$89,671
Voyage receivables, net of allowance for credit losses of $46 and $1,245
including unbilled of $67,089 and $74,355	71,431	83,845
Other receivables	4,702	3,938
Inventories	1,400	3,896
Prepaid expenses and other current assets	5,372	5,994
Total Current Assets	220,245	187,344
Restricted cash	16,314	60,572
Vessels and other property, less accumulated depreciation of $317,249 and $364,868	1,262,469	1,292,516
Deferred drydock expenditures, net	28,785	23,125
Operating lease right-of-use assets	24,013	33,718
Investments in and advances to affiliated companies	156,589	153,292
Long-term derivative asset	973	—
Other assets	2,925	2,934
Total Assets	$1,712,313	$1,753,501

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$27,355	$27,554
Current portion of operating lease liabilities	9,949	12,958
Current installments of long-term debt	61,483	70,350
Current portion of derivative liability	4,035	3,614
Total Current Liabilities	102,822	114,476
Long-term operating lease liabilities	11,593	17,953
Long-term debt	489,194	590,745
Long-term derivative liability	6,200	6,545
Other liabilities	15,986	1,489
Total Liabilities	625,795	731,208

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 27,984,807 and 29,274,452
shares issued and outstanding	1,280,811	1,313,178
Accumulated deficit	(158,957)	(270,315)
	1,121,854	1,042,863
Accumulated other comprehensive loss	(35,336)	(20,570)
Total Equity	1,086,518	1,022,293
Total Liabilities and Equity	$1,712,313	$1,753,501

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shipping Revenues:
Pool revenues, including $36,977, $30,224, $178,934 and $98,115
from companies accounted for by the equity method	$49,217	$46,278	$250,485	$158,628
Time and bareboat charter revenues	31,294	7,638	66,553	19,699
Voyage charter revenues	19,372	17,362	47,907	63,835
	99,883	71,278	364,945	242,162

Operating Expenses:
Voyage expenses	5,851	5,470	15,893	19,838
Vessel expenses	31,501	30,350	94,739	91,634
Charter hire expenses	6,442	14,381	24,213	44,599
Depreciation and amortization	19,014	18,961	56,161	56,708
General and administrative	7,422	6,449	21,550	19,519
Provision for credit losses, net	(13)	(18)	(80)	1,259
Third-party debt modification fees	—	—	232	30
Loss/(gain) on disposal of vessels and other property, including impairments	12,834	(1,472)	14,164	28
Total operating expenses	83,051	74,121	226,872	233,615
Income/(loss) from vessel operations	16,832	(2,843)	138,073	8,547
Equity in income of affiliated companies	5,356	8,474	15,672	24,559
Operating income	22,188	5,631	153,745	33,106
Other (expense)/income	(208)	284	(13,497)	2,159
Income before interest expense and income taxes	21,980	5,915	140,248	35,265
Interest expense	(7,999)	(17,010)	(28,889)	(51,986)
Income/(loss) before income taxes	13,981	(11,095)	111,359	(16,721)
Income tax provision	—	—	(1)	—
Net income/(loss)	$13,981	$(11,095)	$111,358	$(16,721)

Weighted Average Number of Common Shares Outstanding:
Basic	27,932,928	29,249,233	28,517,037	29,217,188
Diluted	28,026,005	29,249,233	28,665,961	29,217,188

Per Share Amounts:
Basic net income/(loss) per share	$0.50	$(0.38)	$3.90	$(0.57)
Diluted net income/(loss) per share	$0.50	$(0.38)	$3.88	$(0.57)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$13,981	$(11,095)	$111,358	$(16,721)
Other comprehensive income/(loss), net of tax:
Net change in unrealized losses on cash flow hedges	1,119	(3,469)	(15,049)	(13,850)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(46)	35	34	39
Net change in unrecognized actuarial losses	(328)	232	249	256
Other comprehensive income/(loss), net of tax	745	(3,202)	(14,766)	(13,555)
Comprehensive income/(loss)	$14,726	$(14,297)	$96,592	$(30,276)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$111,358	$(16,721)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	56,161	56,708
Loss on write-down of vessels and other assets	17,136	—
Amortization of debt discount and other deferred financing costs	2,338	5,373
Deferred financing costs write-off	13,073	343
Stock compensation, non-cash	3,993	2,912
Earnings of affiliated companies	(15,566)	(24,945)
Change in fair value of interest rate collar recorded through earnings	1,271	—
Other – net	904	538
Items included in net income/(loss) related to investing and financing activities:
(Gain)/loss on disposal of vessels and other property, net	(2,972)	28
Loss on extinguishment of debt	1,195	100
Cash distributions from affiliated companies	8,500	10,214
Payments for drydocking	(15,825)	(13,539)
Insurance claims proceeds related to vessel operations	4,706	967
Changes in operating assets and liabilities:
Decrease in receivables	12,414	19,165
Increase/(decrease) in deferred revenue	1,622	(25)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(1,517)	2,238
Net cash provided by operating activities	198,791	43,356
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(46,449)	(9,797)
Proceeds from disposal of vessels and other property	13,564	15,762
Expenditures for other property	(493)	(406)
Investments in and advances to affiliated companies, net	2,347	2,104
Repayments of advances from affiliated companies	—	4,836
Net cash (used in)/provided by investing activities	(31,031)	12,499
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	362,989	—
Extinguishment of debt	(422,699)	(10,000)
Premium and fees on extinguishment of debt	(163)	(100)
Payments on debt	(66,636)	(38,531)
Payments on derivatives containing other-than-insignificant financing element	(1,331)	—
Cash dividends paid	(5,091)	—
Repurchases of common stock	(29,997)	—
Cash paid to tax authority upon vesting of stock-based compensation	(1,272)	(369)
Other – net	(149)	(277)
Net cash used in financing activities	(164,349)	(49,277)
Net increase in cash, cash equivalents and restricted cash	3,411	6,578
Cash, cash equivalents and restricted cash at beginning of year	150,243	117,644
Cash, cash equivalents and restricted cash at end of period	$153,654	$124,222

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
For the nine months ended
Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$1,022,293
Net income	—	111,358	—	111,358
Other comprehensive loss	—	—	(14,766)	(14,766)
Dividends declared and paid	(5,091)	—	—	(5,091)
Forfeitures of vested restricted stock awards	(1,272)	—	—	(1,272)
Compensation relating to restricted stock awards	711	—	—	711
Compensation relating to restricted stock units awards	2,489	—	—	2,489
Compensation relating to stock option awards	793	—	—	793
Repurchase of common stock	(29,997)	—	—	(29,997)
Balance at September 30, 2020	$1,280,811	$(158,957)	$(35,336)	$1,086,518

Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$1,009,855
Net loss	—	(16,721)	—	(16,721)
Other comprehensive loss	—	—	(13,555)	(13,555)
Forfeitures of vested restricted stock awards	(369)	—	—	(369)
Compensation relating to restricted stock awards	667	—	—	667
Compensation relating to restricted stock units awards	1,462	—	—	1,462
Compensation relating to stock option awards	783	—	—	783
Balance at September 30, 2019	$1,311,812	$(286,206)	$(43,484)	$982,122

For the three months ended
Balance at July 1, 2020	$1,281,072	$(172,938)	$(36,081)	$1,072,053
Net income	—	13,981	—	13,981
Other comprehensive income	—	—	745	745
Dividends declared and paid	(1,679)	—	—	(1,679)
Forfeitures of vested restricted stock awards	(72)	—	—	(72)
Compensation relating to restricted stock awards	305	—	—	305
Compensation relating to restricted stock units awards	900	—	—	900
Compensation relating to stock option awards	285	—	—	285
Repurchase of common stock	—	—	—	—
Balance at September 30, 2020	$1,280,811	$(158,957)	$(35,336)	$1,086,518

Balance at July 1, 2019	$1,310,731	$(275,111)	$(40,282)	$995,338
Net loss	—	(11,095)	—	(11,095)
Other comprehensive loss	—	—	(3,202)	(3,202)
Forfeitures of vested restricted stock awards	(10)	—	—	(10)
Compensation relating to restricted stock awards	233	—	—	233
Compensation relating to restricted stock units awards	579	—	—	579
Compensation relating to stock option awards	279	—	—	279
Balance at September 30, 2019	$1,311,812	$(286,206)	$(43,484)	$982,122

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 39 oceangoing vessels, including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. Subsequent to September 30, 2020, the Company entered into memoranda of agreements for the sales of a 2002-built VLCC, a 2003-built VLCC, and a 2001-built Aframax (see Note 5, “Vessels”). Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $16.3 million as of September 30, 2020 represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 9, “Debt”). Restricted cash of $60.6 million as of December 31, 2019 represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes. Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

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

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2018	$—
Provision for expected credit losses	—
Balance at December 31, 2018	—
Provision for expected credit losses	1,245
Balance at December 31, 2019	1,245
Provision for expected credit losses	49
Write-offs charged against the allowance	(1,119)
Recoveries of amounts previously written off	(129)
Balance at September 30, 2020	$46

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 6, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three and nine months ended September 30, 2020 and 2019, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 92% and 88% of consolidated voyage receivables at September 30, 2020 and December 31, 2019, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $0.9 million relating to the Core Revolving Facility (See Note 9, “Debt”) as of September 30, 2020 and $0.3 million relating to the 2017 Revolver Facility as of December 31, 2019, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $7.4 million and $16.3 million relating to the Company’s outstanding debt facilities as of September 30, 2020 and December 31, 2019, respectively, are included in long-term debt in the condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.6 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2019, respectively.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which changes the fair value measurement disclosure requirements. The new disclosure requirements are: (1) changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The eliminated disclosure requirements are: (1) transfers between Level 1 and Level 2 of the fair value hierarchy; and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Under ASU 2018-13, entities are no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. Instead, the requirement to disclose such events applies only when they have been communicated to the reporting entities by the investees or announced publicly. The standard is effective for the first interim reporting period within annual periods beginning after December 15, 2019. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements because we did not have Level 3 fair value measurements during the nine months ended September 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (i) contract references a rate that will be discontinued; (ii) modified terms directly replace (or have potential to replace) this reference rate; and (iii) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (i) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (ii) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (iii) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indexes between the hedging instrument and the hedged item; and (iv)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2021 sunset date draws closer.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 51,561 and 47,269 for the three and nine months ended September 30, 2020, respectively, and 51,107 and 46,972 for the three and nine months ended September 30, 2019, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2020, there were 317,834 shares of restricted stock units and 670,624 stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss)	$13,981	$(11,095)	$111,358	$(16,721)

Weighted average common shares outstanding:
Basic	27,932,928	29,249,233	28,517,037	29,217,188
Diluted	28,026,005	29,249,233	28,665,961	29,217,188

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss) allocated to:
Common Stockholders	$13,955	$(11,095)	$111,176	$(16,721)
Participating securities	26	—	182	—
	$13,981	$(11,095)	$111,358	$(16,721)

For the three and nine months ended September 30, 2020 earnings per share calculations, there were 93,077 and 148,924 dilutive equity awards outstanding, respectively. For the three and nine months ended September 30, 2019 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 989,269 and 924,562 for the three and nine months ended September 30, 2020, respectively, and 753,373 and 686,606 for the three and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The Company’s investments in and equity in income of the joint venture with four LNG Carriers, which was sold in October 2019, was included in Other. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2020 and 2019 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2020:
Shipping revenues	$83,636	$16,247	$—	$99,883
Time charter equivalent revenues	79,799	14,233	—	94,032
Depreciation and amortization	14,864	4,127	23	19,014
Loss on disposal of vessels and other property, including impairments	12,834	—	—	12,834
Adjusted income/(loss) from vessel operations	35,967	1,131	(23)	37,075
Equity in income of affiliated companies	5,356	—	—	5,356
Investments in and advances to affiliated companies at September 30, 2020	149,293	7,296	—	156,589
Adjusted total assets at September 30, 2020	1,241,979	311,796	—	1,553,775

Three months ended September 30, 2019:
Shipping revenues	$54,869	$16,409	$—	$71,278
Time charter equivalent revenues	49,446	16,362	—	65,808
Depreciation and amortization	15,079	3,856	26	18,961
Loss/(gain) on disposal of vessels and other property	12	(1,484)	—	(1,472)
Adjusted income/(loss) from vessel operations	2,722	(579)	(27)	2,116
Equity in income of affiliated companies	5,031	—	3,443	8,474
Investments in and advances to affiliated companies at September 30, 2019	140,307	10,933	120,415	271,655
Adjusted total assets at September 30, 2019	1,273,363	306,039	120,415	1,699,817

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2020:
Shipping revenues	$287,720	$77,225	$—	$364,945
Time charter equivalent revenues	274,543	74,509	—	349,052
Depreciation and amortization	43,841	12,250	70	56,161
Loss on disposal of vessels and other property, including impairments	14,164	—	—	14,164
Adjusted income/(loss) from vessel operations	142,791	31,218	(70)	173,939
Equity in income of affiliated companies	15,672	—	—	15,672
Expenditures for vessels and vessel improvements	26,217	20,232	—	46,449
Payments for drydockings	15,295	530	—	15,825

Nine months ended September 30, 2019:
Shipping revenues	$186,715	$55,447	$—	$242,162
Time charter equivalent revenues	167,016	55,308	—	222,324
Depreciation and amortization	44,351	12,268	89	56,708
Loss on disposal of vessels and other property	28	—	—	28
Adjusted income/(loss) from vessel operations	25,136	4,357	(110)	29,383
Equity in income of affiliated companies	14,404	—	10,155	24,559
Expenditures for vessels and vessel improvements	9,096	701	—	9,797
Payments for drydockings	11,945	1,594	—	13,539

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Time charter equivalent revenues	$94,032	$65,808	$349,052	$222,324
Add: Voyage expenses	5,851	5,470	15,893	19,838
Shipping revenues	$99,883	$71,278	$364,945	$242,162

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted income from vessel operations of the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Total adjusted income from vessel operations of all segments	$37,075	$2,116	$173,939	$29,383
General and administrative expenses	(7,422)	(6,449)	(21,550)	(19,519)
Provision for credit losses, net	13	18	80	(1,259)
Third-party debt modification fees	—	—	(232)	(30)
(Loss)/gain on disposal of vessels and other property, including impairments	(12,834)	1,472	(14,164)	(28)
Consolidated income/(loss) from vessel operations	16,832	(2,843)	138,073	8,547
Equity in income of affiliated companies	5,356	8,474	15,672	24,559
Other (expense)/income	(208)	284	(13,497)	2,159
Interest expense	(7,999)	(17,010)	(28,889)	(51,986)
Income/(loss) before income taxes	$13,981	$(11,095)	$111,359	$(16,721)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2020	September 30, 2019
Adjusted total assets of all segments	$1,553,775	$1,699,817
Corporate unrestricted cash and cash equivalents	137,340	68,383
Restricted cash	16,314	55,839
Other unallocated amounts	4,884	4,510
Consolidated total assets	$1,712,313	$1,828,549

Note 5 — Vessels:

Vessel Impairments

During the nine months ended September 30, 2020, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2019 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. In addition, the economic impacts of the novel coronavirus (COVID-19) did not have immediate material negative impacts on the markets for our vessels and there was a very strong rate environment for our fleets for fixtures concluded during the latter portion of the first quarter of 2020 into the second quarter of 2020, which was principally due to temporary increases in oil production and a growth in demand for floating storage. Commencing towards the end of the second quarter of 2020, however, as the worldwide impacts of COVID-19 began to moderate, and reductions in oil production were implemented effectively and oil demand increased, the demand for floating storage started to decline as onshore and offshore oil inventories were drawn down, which negatively impacted the demand for oil tankers. The extent to which this will continue to negatively impact the tanker rate environment will depend on the timing, magnitude and regions of oil demand recoveries. The Company concluded that (i) the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events as of June 30, 2020 for a 2002-built and a 2003-built VLCC and (ii) the memoranda of agreements entered into during October 2020 for the sales of these two older VLCCs constituted further impairment triggering events for them as of September 30, 2020. With regard to the vessels in the Company’s fleet that are not currently being marketed for sale, the Company determined that the negative market developments noted above did not rise to the level of impairment triggering events as of September 30, 2020. If such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of June 30, 2020, the Company utilized weighted probabilities assigned to possible outcome for each of the two vessels for which impairment triggering events were determined to exist. As the Company was considering selling the two VLCCs as a part of its fleet renewal program, 25% probabilities were assigned to the possibility that the two VLCCs would be sold prior to the end of their respective useful lives. The carrying value for one of the two VLCCs was estimated to be unrecoverable in the Step 1 test. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals obtained from third-party valuation specialists. Based on the tests performed, an impairment charge totaling $5.5 million was recorded on the 2002-built VLCC to write-down its carrying value to its estimated fair value at June 30, 2020.

Interest and activity in the sale and purchase market for older VLCCs increased significantly subsequent to June 30, 2020 and the Company entered into memoranda of agreements for the sale of the two VLCCs in early October 2020. Accordingly, a 100% probability was attributed to the two VLCCs being sold before the end of their useful lives in developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of September 30, 2020. The carrying values for the two VLCCs were estimated to be unrecoverable in the Step 1 test. In estimating the fair values of the vessels for the purposes of Step 2 of the impairment test, the Company considered the market approach by using the sales prices per the memoranda of agreements. Based on the tests performed, an impairment charge totaling $11.7 million was recorded on the two VLCCs to write-down their carrying values to their estimated fair values at September 30, 2020.

Vessel Acquisitions and Deliveries

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009-built LR1 for a purchase price of $18.8 million, which was delivered during the first quarter of 2020.

Disposal/Sales of Vessel and Other Property

During the fourth quarter of 2019, the Company entered into memoranda of agreements to sell a 2002-built Aframax and a 2001-built Aframax. The 2002-built Aframax was delivered to its buyer in January 2020. The memorandum of agreement for the sale of the 2001-built Aframax was cancelled by the buyer in June 2020. The Company recognized an aggregate gain of approximately $4.1 million on these transactions, which included the recognition of a non-refundable deposit of $1.4 million paid to the Company in March 2020 pursuant to an amendment to the memorandum of agreement for the sale of the 2001-built Aframax that extended the delivery window for the vessel at the request of the buyer, prior to the June cancellation of the sale.

In October 2020, the Company entered into memoranda of agreements for the sale of a 2002-built VLCC, a 2003-built VLCC, and a 2001-built Aframax for delivery to buyers between November 2020 and January 2021.

The Company also recognized an aggregate loss of approximately $1.2 million during the three and nine months ended September 30, 2020 related to the termination of the purchase and installation contracts for ballast water treatment systems on three of the Company’s Panamaxes. The contracts were terminated as a result of the Company being granted an extension by the United States Coast Guard on the requirement to install ballast water treatment systems on these three Panamaxes until 2022.

Note 6 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2020, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with North Oil Company (“NOC”), relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022. The charter rates during the extension period, although

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lower than the charter rates that are currently in effect, provide relative certainty with respect to cash flows over the remaining economic lives of FSO service vessels.

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of September 30, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $52.9 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $0.1 million.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2020 consisted of: FSO Joint Venture of $143.8 million and Other of $12.8 million, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

A condensed summary of the results of operations of the joint ventures, which included an approximate 50% interest in a joint venture that operated four LNG carriers in the 2019 period, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Shipping revenues	$26,392	$58,210	$78,535	$163,995
Ship operating expenses	(14,333)	(32,003)	(42,814)	(86,330)
Income from vessel operations	12,059	26,207	35,721	77,665
Other (expense)/income	(18)	462	22	1,358
Interest expense	(1,570)	(9,816)	(5,165)	(30,205)
Income tax provision	(955)	(882)	(2,822)	(2,551)
Net income	$9,516	$15,971	$27,756	$46,267

Note 7 — Variable Interest Entities (“VIEs”):

As of September 30, 2020, the Company participates in five commercial pools and two joint ventures. Two of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pools or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2020:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$149,682

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2020:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$82	$202,604

In addition, as of September 30, 2020, the Company had approximately $14.9 million of trade receivables from the two pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2020.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
September 30, 2020:
Cash and cash equivalents (1)	$153,654	$153,654	$—
Core Term Loan Facility	(281,048)	—	(281,048)
Sinosure Credit Facility	(252,021)	—	(252,021)
8.5% Senior Notes	(25,500)	(25,500)	—

December 31, 2019:
Cash and cash equivalents (1)	$150,243	$150,243	$—
2017 Term Loan Facility	(333,177)	—	(333,177)
ABN Term Loan Facility	(23,248)	—	(23,248)
Sinosure Credit Facility	(269,705)	—	(269,705)
8.5% Senior Notes	(26,120)	(26,120)	—
10.75% Subordinated Notes	(32,649)	—	(32,649)
(1)	Includes non-current restricted cash of $16.3 million and $60.6 million at September 30, 2020 and December 31, 2019, respectively.

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

During April 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25 million of the Core Term Loan Facility that effectively converts the Company’s interest rate exposure from a three-

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as our other derivatives. The financing component is recorded in current and noncurrent other liabilities on the consolidated balance sheet at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Long-term derivative asset	Current portion of derivative liability	Long-term derivative liability	Accounts payable, accrued expenses and other current liabilities	Other liabilities
September 30, 2020:
Derivatives designated as cash flow hedges:
Interest rate swaps	$973	$(4,035)	$(6,200)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(3,013)	(14,788)
Total	$973	$(4,035)	$(6,200)	$(3,013)	$(14,788)

December 31, 2019:
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$(2,384)	$(5,968)	$—	$—

Derivatives not designated as cash flow hedges:
Interest rate collar	—	(1,230)	(577)	—	—
Total	$—	$(3,614)	$(6,545)	$—	$—
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and nine months ended September 30, 2020 and 2019 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1,126)	$(2,796)	$(20,075)	$(15,722)
Interest rate cap/collar	—	(2,786)	—	(3,795)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(883)	—	(883)	—
Total other comprehensive loss	$(2,009)	$(5,582)	$(20,958)	$(19,517)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,055	$480	$3,367	$838
Interest rate cap/collar	—	—	—	99

Derivatives not designated as cash flow hedges:
Interest rate collar	—	—	1,352	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	1,698	—	1,698	—
Total interest expense	$2,753	$480	$6,417	$937

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 1	Level 2
Assets/(Liabilities) at September 30, 2020:
Derivative Assets (interest rate swaps)	$973	$—	$973	(1)
Derivative Liabilities (interest rate swaps)	(10,235)	—	(10,235)	(1)

Assets/(Liabilities) at December 31, 2019:
Derivative Assets (interest rate swaps and collar)	$—	$—	$—	(1)
Derivative Liabilities (interest rate swaps and collar)	(10,159)	—	(10,159)	(1)
(1)	For interest rate caps, swaps and collars, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the nine months ended September 30, 2020:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Assets:
Crude Tankers - Vessels held for use (1)(2)	$80,910	$80,910	$(17,136)
(1)	Pre-tax impairment charges of $5.5 million related to one VLCC tanker and $11.7 million related to two VLCC tankers in the Crude Tankers segment were recorded during the three-month periods ended June 30, 2020 and September 30, 2020, respectively.
(2)	The fair value measurement of $30.4 million that was used to determine the impairment for one VLCC at June 30, 2020 and the fair value measurement of $50.5 million that was used to determine the impairment for two VLCCs at September 30, 2020 were based upon a market approach, which considered the expected sales price of the vessel obtained from vessel appraisals and executed memoranda of agreements for the sale of each of the vessels as discussed in Note 5, “Vessels.” As sales of vessels occur somewhat infrequently, the expected sales price is considered to be Level 2.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Debt:

Debt consists of the following:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $4,486	$276,562	$—
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $1,976 and $2,262	250,045	267,443
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $930 and $1,142	24,070	23,858
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $11,211	—	320,309
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $610	—	22,638
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084	—	26,847
	550,677	661,095
Less current portion	(61,483)	(70,350)
Long-term portion	$489,194	$590,745

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

On January 28, 2020, the available amounts under the Core Term Loan Facility and the Transition Term Loan Facility were drawn in full, and $20 million of the $40 million available under the Core Revolving Facility was also drawn. Those proceeds, together with available cash, were used to (i) repay the $331.5 million outstanding principal balance under the 2017 Debt Facilities, (ii) repay the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$23.2 million outstanding principal balance under the ABN Term Loan Facility, (iii) repurchase the $27.9 million outstanding principal amount of the Company’s 10.75% Subordinated Notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended, and (iv) pay certain expenses related to the refinancing, including certain structuring and arrangement fees, commitment, legal and administrative fees.

On March 4, 2020, the $20 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On August 10, 2020, the $40 million outstanding principal balance under the Transition Term Loan Facility was repaid in full using available cash on hand.

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

Debt Covenants

The Company was in compliance with the financial covenants under all of its debt facilities as of September 30, 2020.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2020 was $7.8 million and $28.4 million, respectively, and for the three and nine months ended September 30, 2019 was $16.7 million and $51.1 million, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2020 was $6.8 million and $24.1 million respectively, and for the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

three and nine months ended September 30, 2019 was $17.9 million and $44.2 million, respectively.

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

In connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses of $0.8 million and $14.3 million during the three and nine months ended September 30, 2020, respectively, which are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments, during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success.

Director Compensation - Restricted Common Stock

The Company awarded a total of 57,317 restricted common stock shares during the nine months ended September 30, 2020 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $16.05 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 26, 2021, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2020, the Company granted 58,258 time-based restricted stock units (“RSUs”) to certain senior officers. The weighted average grant date fair value of these awards was $21.93 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2020, the Company awarded 58,258 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2022, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2022, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2023. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.83 per RSU. The weighted average grant date fair value of the TSR based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $17.59 per RSU.

During the nine months ended September 30, 2020, the Company awarded to certain of its senior officers an aggregate of 131,992 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.93 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $9.68 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 0.44%, dividend yields of 1.02%, expected stock price volatility factor of .52, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (a) the first anniversary of employment termination and (b) the expiration date of the options.

Dividends

On February 26, 2020, May 20, 2020, and August 4, 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 30, 2020, June 22, 2020, and September 23, 2020, respectively, to stockholders of record as of March 17, 2020, June 8, 2020, and September 9, 2020, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on October 28, 2020. The dividend will be paid on December 23, 2020 to shareholders of record at the close of business on December 8, 2020.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 4,544 and 61,498 shares of common stock during the three and nine months ended September 30, 2020, respectively, at an average cost of $15.97 and $20.69, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. Similarly, the Company repurchased 587 and 21,589 shares of common stock during the three and nine months ended September 30, 2019, respectively, at an average cost of $15.97 and $17.07, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On March 5, 2019, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30 million stock repurchase program for another 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not be eligible for repurchase under this program without further authorization from the Board. During the six months ended June 30, 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million. On August 4, 2020 the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the three months ended September 30, 2020 nor during the three and nine months ended September 30, 2019.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Unrealized losses on derivative instruments	$(26,781)	$(11,732)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,555)	(8,838)
	$(35,336)	$(20,570)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2020 and 2019 follow:

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(2,009)	(374)	(2,383)
Amounts reclassified from accumulated other comprehensive loss	3,128	—	3,128
Balance as of September 30, 2020	$(26,781)	$(8,555)	$(35,336)

Balance as of June 30, 2019	$(31,901)	$(8,381)	$(40,282)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(5,582)	267	(5,315)
Amounts reclassified from accumulated other comprehensive loss	2,113	—	2,113
Balance as of September 30, 2019	$(35,370)	$(8,114)	$(43,484)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(20,958)	283	(20,675)
Amounts reclassified from accumulated other comprehensive loss	5,909	—	5,909
Balance as of September 30, 2020	$(26,781)	$(8,555)	$(35,336)

Balance as of December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(19,517)	295	(19,222)
Amounts reclassified from accumulated other comprehensive loss	5,667	—	5,667
Balance as of September 30, 2019	$(35,370)	$(8,114)	$(43,484)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method
joint venture investees	$375	$1,633	$763	$4,730
Interest rate swaps entered into by the Company's subsidiaries	1,055	480	3,367	838
Interest rate cap/collar entered into by the Company's subsidiaries	—	—	—	99

Reclassifications of losses on derivatives subsequent to discontinuation of hedge accounting:
Interest rate collar entered into by the Company's subsidiaries	—	—	81	—

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	1,698	—	1,698	—
	$3,128	$2,113	$5,909	$5,667

At September 30, 2020, the Company expects that it will reclassify $9.9 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 13 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of September 30, 2020, the Company is a party to time charter out contracts with customers on one Panamax, one LR2, and four VLCCs with expiry dates ranging from November 2020 to March 2023. Two of five Panamaxes which were redelivered to the Company for scheduled drydocks during the third quarter, were delivered back to the charterer in October 2020 and the other three are expected to be delivered back to the charterer sometime during the fourth quarter of 2020. The Company is also a party to a one-year profit share agreement expiring March 2021 to participate in 25% of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2020 and 2019:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2020:
Revenues from leases
Pool revenues	$38,302	$10,915	$—	$49,217
Time and bareboat charter revenues	31,294	—	—	31,294
Voyage charter revenues from non-variable lease payments	7,153	4,935	—	12,088
Voyage charter revenues from variable lease payments	4	397	—	401
Revenues from services
Voyage charter revenues
Lightering services	6,883	—	—	6,883
Total shipping revenues	$83,636	$16,247	$—	$99,883

Three months ended September 30, 2019:
Revenues from leases
Pool revenues	$29,893	$16,385	$—	$46,278
Time and bareboat charter revenues	7,638	—	—	7,638
Voyage charter revenues from non-variable lease payments	4,985	24	—	5,009
Voyage charter revenues from variable lease payments	365	—	—	365
Revenues from services
Voyage charter revenues
Lightering services	11,988	—	—	11,988
Total shipping revenues	$54,869	$16,409	$—	$71,278

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2020:
Revenues from leases
Pool revenues	$180,998	$69,487	$—	$250,485
Time and bareboat charter revenues	66,553	—	—	66,553
Voyage charter revenues from non-variable lease payments	17,196	7,341	—	24,537
Voyage charter revenues from variable lease payments	1,174	397	—	1,571
Revenues from services
Voyage charter revenues
Lightering services	21,799	—	—	21,799
Total shipping revenues	$287,720	$77,225	$—	$364,945

Nine months ended September 30, 2019:
Revenues from leases
Pool revenues	$103,643	$54,985	$—	$158,628
Time and bareboat charter revenues	19,609	90	—	19,699
Voyage charter revenues from non-variable lease payments	17,496	372	—	17,868
Voyage charter revenues from variable lease payments	1,555	—	—	1,555
Revenues from services
Voyage charter revenues
Lightering services	44,412	—	—	44,412
Total shipping revenues	$186,715	$55,447	$—	$242,162

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)

Opening balance as of January 1, 2020	$2,727	$—	$—
Closing balance as of September 30, 2020	2,328	123	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2020 were positive $32 thousand and positive $47 thousand, respectively, compared with nil and negative $481 thousand, respectively, during the three and nine months ended September 30, 2019. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of September 30, 2020, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2020 and 2019 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost
Vessel assets
Charter hire expenses	$2,478	$3,940	$9,183	$11,029

Office and other space
General and administrative	265	249	771	747
Voyage expenses	42	42	126	126

Short-term lease cost
Vessel assets (1)
Charter hire expenses	832	2,976	3,758	7,922

Office and other space
General and administrative	—	29	29	87
Voyage expenses	—	—	—	52
Vessel expenses	—	—	—	8
Total lease cost	$3,617	$7,236	$13,867	$19,971
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.7 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, compared with $1.8 million and $10.2 million for the three and nine months ended September 30, 2019, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,080	$11,827

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$24,013	$33,718

Current portion of operating lease liabilities	$(9,949)	$(12,958)
Long-term operating lease liabilities	(11,593)	(17,953)
Total operating lease liabilities	$(21,542)	$(30,911)

Weighted average remaining lease term - operating leases	2.92 years	3.24 years
Weighted average discount rate - operating leases	7.20%	7.16%

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

As of September 30, 2020, INSW had commitments to charter in two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from June 2021 to August 2021, are accounted for as operating leases. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of September 30, 2020, the Company has determined that the purchase options are not yet reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of September 30, 2020 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2020	$1,582	184
2021	6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	18,670	2,200
less imputed interest	(1,907)
Total operating lease liabilities	$16,763

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2020	$890	184
2021	2,170	408
Total lease payments (lease component only)	3,060	592
less imputed interest	(85)
Total operating lease liabilities	$2,975

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of September 30, 2020 are as follows:

(Dollars in thousands)	Amount
2020	$316
2021	936
2022	273
2023	229
2024	178
Total lease payments	1,932
less imputed interest	(128)
Total operating lease liabilities	$1,804

Contracts under which the Company is a Lessor

See Note 13, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three Panamaxes, one LR2, and four VLCCs and the related revenue days as of September 30, 2020 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2020	$20,492	450
2021	25,395	723
2022	16,425	365
2023	3,195	71
Future minimum revenues	$65,507	1,609

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot currently be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of September 30, 2020. The next deficit valuation is as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of September 30, 2020. The next deficit valuation is as of March 31, 2020 with an actuarial valuation to be issued by June 30, 2021.

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

INTERNATIONAL SEAWAYS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices, particularly with regard to IMO 2020;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR after 2021 on interest rates of our debt that reference LIBOR and the alternative reference rate that the Company’s LIBOR-based agreements transition to;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;

INTERNATIONAL SEAWAYS, INC.

●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs and other restrictions on trade and the impact that Brexit might have on global trading parties.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2020, we derived 85% and 79%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 75% for the three and nine months ended September 30, 2019. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2020 and 2019 periods.

As of September 30, 2020, we owned or operated an International Flag fleet of 39 vessels aggregating 6.8 million deadweight tons (“dwt”), including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint ventures, we had ownership interests in two FSO service vessels (the “JV Vessels”). Subsequent to September 30, 2020, the Company entered into memoranda of agreements for the sale of a 2002-built VLCC, a 2003-built VLCC, and a 2001-built Aframax.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of

INTERNATIONAL SEAWAYS, INC.

the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 67% and 81% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2020, respectively, compared with 89% and 91% for the three and nine months ended September 30, 2019, respectively. The decrease in spot market exposure during 2020 reflects our decision to opportunistically lock in four of our VLCCs on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies during the second quarter of 2020.

The following is a discussion and analysis of our financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2020 at 93.6 million barrels per day (“b/d”), a decrease of 7.2 million b/d, or 7.1%, over the same quarter in 2019. The estimate for global oil consumption for 2020 is 91.7 million b/d, a decrease of 8.4% over 2019. OECD demand in 2020 is estimated to decrease by 10.3% to 42.8 million b/d, while non-OECD demand is estimated to decrease by 6.5% to 48.9 million b/d.

Global oil production in the third quarter of 2020 was 91.0 million b/d, a decrease of 9.5% from the third quarter of 2019. OPEC crude oil production averaged 23.8 million b/d in the third quarter of 2020, a decrease of 1.8 million b/d from the second quarter of 2020, and a decrease of 5.5 million b/d from the third quarter of 2019. Non-OPEC production decreased by 3.8 million b/d to 62.1 million b/d in the third quarter of 2020 compared with the third quarter of 2019. Oil production in the U.S. in the third quarter of 2020 decreased by 8.5% to 11.0 million b/d compared to the second quarter of 2020 at 12.0 million b/d and was down 7.1% from the third quarter of 2019.

U.S. refinery throughput increased by 1.5 million b/d to 14.8 million b/d in the third quarter of 2020 compared with the second quarter of 2020. U.S. crude oil imports in the third quarter of 2020 decreased by 1.0 million b/d to 5.9 million b/d compared with the third quarter of 2019, with imports from OPEC countries declining by 0.3 million b/d and imports from non-OPEC countries decreasing by 0.7 million b/d.

China’s crude oil imports were 11.8 million b/d in September 2020 and were up 12.7% year-to-date compared with 2019.

During the third quarter of 2020, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased, net of recyclings, by 4.7 million dwt as the crude fleet increased by 3.8 million dwt, with VLCCs and Suezmaxes growing by 1.8 and 2.0 million dwt, respectively, and the Aframax sector contracted by 0.1 million dwt. The product carrier fleet expanded by 1.0 million dwt with LR1s and MRs increasing by 0.1 and 0.8 million dwt, respectively. Year-over-year, the size of the tanker fleet increased by 21.4 million dwt with the largest increases in the VLCC, Suezmax and MR sectors, while Aframaxes and LR1s saw only modest growth in fleet size.

During the third quarter of 2020, the tanker orderbook decreased by 2.7 million dwt overall. The crude tanker orderbook decreased by 2.2 million dwt, with declines of 0.3, 1.5 and 0.3 million dwt in the VLCC, Suezmax and Aframax sectors, respectively. The product tanker orderbook declined by 0.5 million dwt with LR1s declining by 0.4 million dwt and MRs declining by 0.1 million dwt. The decrease in the tanker orderbook reflects the delivery of newbuildings during the third quarter and little new ordering activity.

INTERNATIONAL SEAWAYS, INC.

Year-over-year, the total tanker orderbook declined by 5.5 million dwt, with VLCCs, LR1s and MRs declining by 4.6, 1.1 and 2.0 million dwt, respectively. The Suezmax and Aframax orderbooks grew by 1.3 and 1.0 million dwt, respectively, during the period. This general decline appears, at least to some extent, to be driven by shipowners’ reluctance to invest capital in current technology while the shipping industry is targeting substantial reductions in carbon emissions, as well as general economic concerns surrounding the COVID-19 outbreak.

Crude tanker rates began the third quarter of 2020 with some strength carried over from the strong environment of the second quarter. However, the large inventory build-up seen in the second quarter as a result of overproduction and oil contango, has put pressure on tanker rates during the third quarter. On benchmark routes, all tanker types are now operating at or below industry average cash breakeven levels.

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

Results from Vessel Operations:

During the third quarter of 2020, income from vessel operations increased by $19.6 million to $16.8 million from a loss of $2.8 million in the third quarter of 2019. Such increase resulted principally from significantly higher TCE revenues, and lower charter hire expenses, which were due to fewer chartered-in vessels in the Crude Tankers Lightering business and the Company’s redelivery of four time-chartered in MRs between August 2019 and July 2020. An increase of $14.3 million in losses on disposals of vessels and other property, including impairments served to partially offset such increases.

The increase in TCE revenues in the third quarter of 2020 of $28.2 million, or 43%, to $94.0 million from $65.8 million in the corresponding period of the prior year primarily reflects higher average daily rates across nearly all of INSW’s fleet sectors, which accounted for a net rate-based increase of approximately $32.8 million. Such increase was partially offset by a lower volume of activity in the Crude Tankers Lightering business, which accounted for a decrease in TCE revenues of $3.2 million.

During the first nine months of 2020, income from vessel operations increased by $129.5 million to $138.0 million from $8.5 million in the first nine months of 2019. Such increase was primarily driven by the same factors that resulted in the quarter-over-quarter increase described above.

The increase in TCE revenues in the first nine months of 2020 of $126.7 million, or 57%, to $349.0 million from $222.3 million in the corresponding period of the prior year primarily reflects higher average daily rates across all of INSW’s fleet sectors, which accounted for an increase of approximately $153.3 million. The time charter-in of an LR1 on a two-year charter commencing in August 2019 and the purchase of an LR1 in February 2020 also resulted in an $10.3 million aggregate increase in TCE revenues during the first nine months of 2020. Such increases were partially offset by (i) fewer revenue days in the current period in the VLCC fleet due in large part to vessels being off-hire while undergoing scrubber installations, (ii) the sales and redeliveries of six MRs, one LR1, and one

INTERNATIONAL SEAWAYS, INC.

Aframax between June 2019 and July 2020, and (iii) a lower volume of activity in the Crude Tankers Lightering business, which accounted for offsetting decreases in TCE revenue of $5.1 million, $13.1 million and $14.8 million, respectively.

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

Crude Tankers	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily dollar amounts)	2020	2019	2020	2019
TCE revenues	$79,799	$49,446	$274,543	$167,016
Vessel expenses	(24,276)	(23,520)	(73,256)	(69,141)
Charter hire expenses	(4,692)	(8,125)	(14,655)	(28,388)
Depreciation and amortization	(14,864)	(15,079)	(43,841)	(44,351)
Adjusted income from vessel operations (a)	$35,967	$2,722	$142,791	$25,136
Average daily TCE rate	$36,010	$19,866	$43,066	$22,577
Average number of owned vessels (b)	24.0	25.0	24.1	25.0
Average number of vessels chartered-in under operating leases	2.0	3.5	2.2	4.2
Number of revenue days: (c)	2,216	2,489	6,375	7,398
Number of ship-operating days: (d)
Owned vessels	2,208	2,300	6,604	6,825
Vessels bareboat chartered-in under operating leases	184	184	548	546
Vessels time chartered-in under operating leases (e)	—	90	44	268
Vessels spot chartered-in under operating leases (e)	—	46	—	326
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 29 vessels under operating leases at various points during the nine-month period ended September 30, 2019 for full service lightering jobs. Only one vessel was time chartered-in for a portion of the nine-month period ended September 30, 2020.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2020 and 2019, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $635 and $744 per day for the three and nine months ended September 30, 2020, respectively, and $822 and $863 per day for the three and nine months ended September 30, 2019, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$35,740	$73,399	$22,434	$—
Revenue days	810	362	1,068	—
Suezmax:
Average rate	$28,246	$—	$18,470	$—
Revenue days	180	—	184	—
Aframax:
Average rate	$10,860	$—	$15,342	$—
Revenue days	368	—	368	—
Panamax:
Average rate	$15,508	$15,790	$7,846	$13,772
Revenue days	118	269	92	551

Nine Months Ended September 30,
VLCC:
Average rate	$56,459	$70,772	$24,972	$—
Revenue days	2,322	623	3,267	—
Suezmax:
Average rate	$40,028	$—	$22,687	$—
Revenue days	541	—	546	—
Aframax:	—	$—
Average rate	$24,107	—	$16,855	$—
Revenue days	1,063	$—	1,083	—
Panamax:	—	—
Average rate	$29,508	$16,021	$11,277	$13,146
Revenue days	300	1,348	238	1,482

During the third quarter of 2020, TCE revenues for the Crude Tankers segment increased by $30.4 million, or 61%, to $79.8 million from $49.4 million in the third quarter of 2020, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, and Panamax sectors aggregating approximately $33.9 million. The increased rates in the VLCC fleet accounted for $31.0 million of this total rates-based increase. Partially offsetting such increases was a $1.5 million decrease resulting from declining rates in the Aframax fleet. The very strong rate environment for Crude Tanker fixtures concluded during the latter portion of the first quarter of 2020 and the majority of the second quarter of 2020 was due in large part to increased oil production and a growth in demand for floating storage. During the second quarter of 2020, four of the Company’s VLCCs commenced time charters with periods ranging from seven to 36 months at attractive rates. Commencing from the latter part of the second quarter of 2020, oil production has declined and consequently so has the need for floating storage. This development has negatively impacted the demand for oil tankers. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

INTERNATIONAL SEAWAYS, INC.

Also contributing to the increase in TCE revenues was a 214-day increase in VLCC revenue days aggregating $4.6 million. Such increase reflects 110 days that were covered under the Company’s loss of hire insurance policy related to an off-hire period for the Seaways Mulan, as it was held by Indonesian authorities from February 8, 2020 through June 8, 2020 and was not redelivered back to the Tankers International Pool until June 28, 2020 (see Note 9 “Debt” to the accompanying condensed consolidated financial statements for further details). This recovery resulted in the Company receiving a partial settlement of $4.1 million from its insurance provider during the third quarter of 2020 and recording such amount in TCE revenues. The remaining increase in VLCC revenue days relates to fewer drydock and repair days in the current period.

Partially offsetting the increases in TCE revenues described above was the impact of (i) a 257-day decrease in Panamax revenue days aggregating $3.3 million related to increased drydock and repair days in the current quarter, and (ii) a $3.2 million decrease in revenue in the Crude Tankers Lightering business during the current quarter.

To date, the Company has completed the scrubber installations on seven of its modern VLCCs. The scrubber installations on its final three modern VLCCs were rescheduled to December 2020 and 2021 because of challenges to the original schedule posed by COVID-19. The later dates now align with the natural drydocking dates for the vessels.

The expected offhire days across the fleets could be subject to increase due to the impacts that COVID-19 has had and may continue to have on international travel and movement of personnel and other scheduling changes.

Vessel expenses increased by $0.8 million to $24.3 million in the third quarter of 2020 from $23.5 million in the third quarter of 2019. Such increase reflects a $1.3 million increase in costs incurred in the Panamax fleet, which primarily related to drydock deviation costs, offset to a large extent by the Company’s sale of a 2002-built Aframax in January 2020, which resulted in a reduction in vessel expenses of $0.8 million in the current quarter. Charter hire expenses decreased by $3.4 million to $4.7 million in the current quarter from $8.1 million in the prior year’s quarter. The decrease reflects a significant decrease in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of absence of full-service lightering activity in the third quarter of 2020.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, the Crude Tankers Lightering business generated $1.0 million in operating income for the third quarter of 2020 and a $0.5 million operating loss for the third quarter of 2019. The increase in the current year’s operating income as compared to the prior year’s quarter primarily reflects a significant reduction in charter hire expense. Additionally, during the prior year’s quarter the Crude Tankers Lightering business utilized certain of its chartered-in Aframaxes on four spot voyages. The chartered-in Aframaxes were both redelivered early in the first quarter of 2020 and therefore there were no such spot voyages performed in the third quarter of 2020. Weakness in the U.S Gulf Aframax market in the third quarter of 2019 resulted in those voyages achieving TCE results that were on average lower than the charter-in rates for these vessels. In the current quarter, zero full service and 88 service support only lighterings were performed, as compared to 14 full service and 102 service support only lighterings in the prior year’s quarter.

During the first nine months of 2020, TCE revenues for the Crude Tankers segment increased by $107.5 million or 64%, to $274.5 million from $167.0 million in the first nine months of 2019, principally as a result of the market factors described above which resulted in significantly higher average blended rates in the VLCC, Aframax, Suezmax and Panamax sectors aggregating approximately $128.8 million. Serving to partially offset the rates-based increase was the impact of a 285-day decrease in VLCC and Panamax revenue days aggregating $6.0 million and a $14.8 million decrease in revenue in the Crude Tankers Lightering business during the current period. The decrease in VLCC and Panamax revenue days (as noted above in the discussion of results for the third quarter of 2020) resulted from increased drydock and repair days in the current period, a primary driver of such increase being that VLCC off-hire days (primarily in the first six months of 2020) included 409 days during which VLCCs were out of service to have scrubbers installed.

Vessel expenses increased by $4.1 million to $73.2 million in the nine months ended September 30, 2020 from $69.1 million in the corresponding period of 2019. Such increase reflects technical management transition costs incurred in the current period, increased drydock deviation costs, and off-hire fuel costs for the Seaways Mulan during the time it was held in Indonesia as discussed above, offset partially by a $2.3 million decrease related to the sale of the 2002-built Aframax noted above. Charter hire expenses decreased by $13.7 million to $14.7 million from $28.4 million in the prior year’s period. As was the case for the quarter-over-quarter decrease

INTERNATIONAL SEAWAYS, INC.

noted above, such decrease principally related to a reduction in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.5 million for the first nine months of 2020 and $3.8 million for the first nine months of 2019. The increase in the current period’s operating income as compared to prior year’s period primarily reflects reductions in charter hire expense offset by lower levels of full-service lightering activity in the current year. In the current period, zero full service and 290 service support only lighterings were performed, as compared to 52 full service and 303 service support only lighterings in the prior year’s period. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on 15 spot voyages. The two chartered-in Aframaxes employed in Crude Tankers Lightering business in the first quarter of 2020 performed four spot voyages at high rates prior to their redelivery, which contributed approximately $2.4 million of income during the period.

Product Carriers	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily dollar amounts)	2020	2019	2020	2019
TCE revenues	$14,233	$16,362	$74,509	$55,308
Vessel expenses	(7,226)	(6,829)	(21,483)	(22,471)
Charter hire expenses	(1,749)	(6,256)	(9,558)	(16,212)
Depreciation and amortization	(4,127)	(3,856)	(12,250)	(12,268)
Adjusted income/(loss) from vessel operations	$1,131	$(579)	$31,218	$4,357
Average daily TCE rate	$14,009	$12,934	$22,716	$14,154
Average number of owned vessels	10.0	9.0	9.8	10.3
Average number of vessels chartered-in under operating leases	1.3	4.9	2.4	4.4
Number of revenue days	1,016	1,265	3,280	3,908
Number of ship-operating days:
Owned vessels	920	829	2,691	2,802
Vessels time chartered-in under operating leases	115	453	648	1,213

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2020, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $681 and $606 per day for the three and nine months ended September 30, 2020, respectively, and $508 and $488 per day for the three and nine months ended September 30, 2019, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$21,505	$—	$17,253	$—
Revenue days	92	—	87	—
LR1(1):
Average rate	$14,900	$—	$15,475	$—
Revenue days	534	—	506	—
MR:
Average rate	$14,368	$—	$11,430	$—
Revenue days	390	—	673	—

Nine Months Ended September 30,
LR2:
Average rate	$29,724	$—	$19,140	$—
Revenue days	274	—	249	—
LR1(1):
Average rate	$27,835	$—	$18,388	$—
Revenue days	1,567	—	1,232	—
MR:
Average rate	$17,898	$—	$12,230	$—
Revenue days	1,440	—	2,409	—
(1)	During the 2020 and 2019 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that is currently transporting refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the third quarter of 2020 TCE revenues for the Product Carriers segment decreased by $2.1 million, or 13%, to $14.2 million from $16.3 million in the third quarter of 2019. Period-over-period increases in average rates earned by our MRs accounted for an increase in TCE revenues of approximately $1.0 million. This was offset by a $2.6 million days-based decline in TCE revenues arising primarily from a 283-day decrease in MR revenue days in the current period which resulted principally from the redelivery of four time chartered-in MRs to their owners between the third quarter of 2019 and July 2020.

Vessel expenses during the third quarter of 2020 increased by $0.4 million compared to the third quarter of 2019 primarily due to the purchase of a 2009-built LR1 that was delivered in February 2020. Charter hire expenses decreased by $4.5 million to $1.7 million in the third quarter of 2020 from $6.2 million in the third quarter of 2019 due to the MR redeliveries described above and the redelivery of one six-month time chartered-in LR1 to its owner in November 2019, partially offset by the entry into a two-year time charter-in of a 2006-built LR1 in August 2019.

During the first nine months of 2020, TCE revenues for the Product Carriers segment increased by $19.2 million, or 35%, to $74.5 million from $55.3 million in the first nine months of 2019. Approximately $24.5 million of such increase was attributable to increased average daily blended rates earned across all Product Carrier fleets. This increase was partially offset by a $5.3 million decline in TCE revenues resulting principally from the net impact of (i) a 969-day decrease in MR revenue days arising from the

INTERNATIONAL SEAWAYS, INC.

redeliveries noted above and the sales of two 2004-built MRs between June and July 2019 and (ii) a 317-day increase in LR1 revenue days, which reflects the additions to the fleet described above.

The decreases in vessel expenses and charter hire expenses during the nine months ended September 30, 2020 compared to the same period of 2019 were primarily due to the vessel transactions discussed above.

General and Administrative Expenses:

During the third quarter of 2020, general and administrative expenses increased by $1.0 million to $7.4 million from $6.4 million in the third quarter of 2019. The primary drivers for such increase were (i) an approximately $1.1 million increase in compensation and benefits costs, of which $0.4 million relates to non-cash stock compensation, partially offset by (ii) an approximately $0.3 million decrease in travel and entertainment costs, due to COVID-19 related travel restrictions.

For the nine months ended September 30, 2020, general and administrative expenses increased by $2.0 million to $21.5 million from $19.5 million for the same period in 2019. The primary drivers for such increase were (i) an approximately $2.3 million increase in compensation and benefits costs, of which $1.1 million relates to non-cash stock compensation, partially offset by (ii) an approximately $0.5 million decrease in travel and entertainment costs.

Equity in Income of Affiliated Companies:

During the three and nine months ended September 30, 2020, equity in income of affiliated companies decreased by $3.1 million to $5.4 million and by $8.9 million to $15.7 million, respectively, from $8.5 million and $24.6 million, respectively, in the corresponding 2019 periods. These decreases were principally attributable to the sale of the Company’s interest in the LNG joint venture in October 2019. The LNG joint venture contributed $3.4 million and $10.2 million to earnings during the three and nine months ended September 30, 2019, respectively. These decreases were partially offset by increases in earnings from the two FSO joint ventures of $0.3 million and $1.2 million during the three and nine months ended September 30, 2020, which were primarily attributable to a decreases in interest expense due to lower average outstanding debt balances in the first nine months of 2020.

In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with North Oil Company (“NOC”), relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022. The charter rates during the extension period although lower than the charter rates that are currently in effect, provide relative certainty with respect to cash flows over the remaining economic lives of FSO service vessels. Based on the Company’s 50% ownership interest in the FSO Joint Venture the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

Other Income/(Expense):

Other expense was $0.2 million for the three months ended September 30, 2020 compared with other income of $0.3 million for the three months ended September 30, 2019. The quarter-over-quarter decrease is primarily due to (i) a decline in interest rates and a corresponding decrease in interest income earned on the Company’s cash deposits between the three months ended 2019 and the three months ended September 30, 2020 and (ii) a prepayment fee of $0.2 million related to the $40.0 million prepayment of the Transition Term Loan Facility in August 2020 and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility. Other expense was $13.5 million for the nine months ended September 30, 2020 compared with other income of $2.2 million for the nine months ended September 30, 2019. In addition to the third quarter transactions discussed above, the nine months ended September 30, 2020 includes a prepayment fee of $1.0 million related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility and repurchase of the 10.75% Subordinated Notes, which were treated as extinguishments. Other income/(expense) for all periods also includes net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

INTERNATIONAL SEAWAYS, INC.

Interest Expense:

Interest expense was $8.0 million and $17.0 million for the three months ended September 30, 2020 and 2019, respectively and $28.9 million and $52.0 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense decreased by $9.0 million and $23.1 million in the three and nine months ended September 30, 2020, respectively, as a result of lower average outstanding debt balances in the current year periods compared to the 2019 periods, principally attributable to $110 million in principal prepayments on the 2017 Term Loan Facility during the second half of 2019, the $40 million payoff of the Transition Term Loan Facility in August 2020 and the use of cash in the January 2020 refinancing, lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020, and lower average LIBOR rates during the third quarter and first nine months of 2020 compared with the corresponding periods of 2019. See Note 9, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income/(loss)	$13,981	$(11,095)	$111,358	$(16,721)
Income tax provision	—	—	1	—
Interest expense	7,999	17,010	28,889	51,986
Depreciation and amortization	19,014	18,961	56,161	56,708
EBITDA	40,994	24,876	196,409	91,973
Third-party debt modification fees	—	—	232	30
Loss/(gain) on disposal of vessels and other property, including impairments	12,834	(1,472)	14,164	28
Write-off of deferred financing costs	572	343	13,073	343
Loss on extinguishment of debt	181	100	1,195	100
Adjusted EBITDA	$54,581	$23,847	$225,073	$92,474

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2020 and December 31, 2019 was approximately $117.0 million and $73.0 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash increased by $3.4 million during the nine months ended September 30, 2020. This increase reflects cash provided by operating activities of $198.8 million, proceeds from the issuance of debt, net of issuance and deferred financing costs of $363.0 million, and proceeds from disposal of vessels and other property of $13.6 million. Such cash inflows were partially offset by $46.9 million in expenditures for vessels and other property, $422.7 million related to extinguishment of the Company’s 2017 Term Loan Facility, ABN Term Loan Facility, 10.75% Subordinated Notes and Transition Term Loan Facility, scheduled principal amortization for the Company’s debt facilities totaling $66.6 million, which included a $20.0 million repayment of the outstanding balance under the Core Revolving Facility that was initially drawn down in connection with the January 2020 refinancing, cash dividends of $5.1 million, and $30.0 million in repurchases of common stock.

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

As of September 30, 2020, we had total liquidity on a consolidated basis of $193.7 million comprised of $153.7 million of cash (including $16.3 million of restricted cash) and $40.0 million of undrawn revolver capacity.

Restricted cash of $16.3 million as of September 30, 2020 represents legally restricted cash relating to the Sinosure Credit Facility, which stipulates that cash accounts be maintained that are limited in their use to pay expenses related to servicing the debt facility.

As of September 30, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $550.7 million and net debt to total capitalization of 26.8%, compared with 33.3% at December 31, 2019.

INTERNATIONAL SEAWAYS, INC.

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

The following is a summary of the significant capital allocation activities the Company executed during the first three quarters of 2020 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

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

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9.5 million commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120.0 million due at maturity. The Core Revolving Facility also matures on January 23, 2025. The Transition Term Loan Facility was scheduled to amortize in 10 quarterly installments of $5.0 million commencing March 31, 2020 and mature on June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events as described in the Credit Agreement.

The entry into the 2020 Debt Facilities was expected to reduce annual cash interest expense by approximately $15.0 million, by lowering our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points.

On March 4, 2020, the $20.0 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On August 10, 2020, the $40.0 million outstanding principal balance under the Transition Term Loan Facility was repaid in full using available cash on hand, which will further reduce interest expense.

INTERNATIONAL SEAWAYS, INC.

See Note 9, “Debt,” to the accompanying condensed consolidated financial statements for further details on the refinancing transaction and the terms of the 2020 Debt Facilities.

In January 2020, the Company sold and delivered a 2002-built Aframax for net proceeds of $12.2 million. In October 2020, the Company entered into memoranda of agreements for the sales of a 2002-built VLCC, a 2003-built VLCC, and a 2001-built Aframax for delivery to buyers between November 2020 and January 2021.The aggregate gross proceeds from the sale of these vessels will be approximately $62.0 million.

On February 26, 2020, May 20, 2020, and August 4, 2020, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, on each of March 30, 2020, June 22, 2020 and September 23, 2020, the Company made dividend payments totaling $1.7 million, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on October 28, 2020. The dividend will be paid on December 23, 2020 to shareholders of record at the close of business on December 8, 2020.

In February 2020, the Company took delivery of a 2009-built LR1 pursuant to a memorandum of agreement entered into in December 2019 for a purchase price of $18.8 million, of which 10% was previously paid in 2019.

During first six months of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases at a total cost of $30.0 million. On August 4, 2020 the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million.

The Company is party to an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of the Company. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25.0 million from time to time through the sales agents. The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us. We intend to use the net proceeds of this offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of September 30, 2020, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

As of September 30, 2020, the Company has remaining contractual commitments for the purchase and installation of scrubbers on three of its 10 modern VLCCs, which are scheduled for installation during the fourth quarter of 2020 or 2021. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on nine vessels, with an option for the purchase and installation of one additional ballast water treatment system. As of September 30, 2020, the Company’s aggregate purchase commitments for vessel betterments are approximately $7.5 million (see Aggregate Contractual Obligations Table below). The overall commitments could increase by approximately $2.1 million if the remaining option for an additional ballast water treatment system unit is exercised. Such option expires December 2020. These systems are intended to be funded with available liquidity and proceeds from the sales of vessels.

Outlook

We believe that the fourth quarter of 2020 and calendar year 2021 will likely be a weaker rate environment for tankers than the first nine months of 2020 due to (i) the deterioration in vessel demand resulting from the residual effects of excess crude supply and the resulting need for seaborne storage of crude oil and products that ramped up during the second quarter of 2020 that is currently in the process of being drawn down and (ii) the reduction in oil demand as a result of COVID-19.

As discussed in the Operations and Oil Tanker Markets section above, although the larger tanker vessels were still experiencing healthy rates, the strong tanker rate environment experienced during the second quarter began to weaken in the third quarter as oil markets were recovering and the oil price contango decreased. We continue to expect that daily oil supply and demand will start to

INTERNATIONAL SEAWAYS, INC.

come back into balance over the fourth quarter of 2020 and through 2021 and this is likely to have negative repercussions for tankers as the drawdown of oil inventories, both onshore and at sea, will supplant the demand for oil tanker transportation. Accordingly, in an effort to take advantage of the dynamic oil tanker markets, maximize significant near-term cash generation and reduce risk, during the second and third quarters of 2020, we opportunistically locked in four of our VLCCs and our LR2 on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies.

We believe our balance sheet coupled with the time charter coverage noted above positions us to generate sufficient cash to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

As of September 30, 2020, the FSO Joint Venture had total bank debt outstanding of $102.8 million, of which $51.4 million was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which amortizes over the remaining terms of the NOC Service Contracts, which expire in July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of September 30, 2020, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $52.9 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $0.1 million.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the ‘‘Scheme’’), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2020 follows:

						Beyond
(Dollars in thousands)	2020	2021	2022	2023	2024	2024	Total
Core Term Loan Facility - floating rate(1)	$12,337	$48,418	$46,880	$45,322	$43,834	$120,277	$317,068
Sinosure Credit Facility - floating rate(2)	8,664	34,035	32,996	31,957	30,938	168,233	306,823
8.5% Senior Notes - fixed rate	531	2,125	2,125	26,063	—	—	30,844
Operating lease obligations(3)
Bareboat Charter-ins	1,582	6,278	6,278	4,532	—	—	18,670
Time Charter-ins	1,437	4,660	—	—	—	—	6,097
Office and other space	316	936	273	229	178	—	1,932
Vessel betterment commitments(4)	1,747	5,659	118	—	—	—	7,524
Other(5)	337	225	—	—	—	—	562
Total	$26,951	$102,336	$88,670	$108,103	$74,950	$288,510	$689,520
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.40%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $234.2 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps (as described below under Risk Management) and (ii) the effective three-month LIBOR rate of 0.22% as of September 30, 2020 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027 (as described below under Risk Management), or (ii) the effective three-month LIBOR rate of 0.23% as of September 30, 2020 for periods after the swap maturity date.
(3)	As of September 30, 2020, the Company had charter-in commitments for three vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(4)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on nine vessels, and the purchase and installation of scrubbers on three of its VLCC tankers. In addition, the Company is party to an agreement granting INSW the option to purchase an additional ballast water treatment system for installation before December 2020. If exercised, such option could increase the Company’s commitments by approximately $2.1 million.
(5)	Represents the Company’s commitments for its share of charter hire payments due pursuant to a 12-month profit share agreement entered into in March 2020.

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

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.76% through the termination date of March 21, 2025. The interest rate swap agreement is designated and qualifies as a cash flow hedge and contains no leverage features. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as our other derivatives. The financing component is classified in current and noncurrent other liabilities on the consolidated balance sheet. Due to the other-than-insignificant financing element on a portion of this hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows. There is no change in the classification of the income statement impact of this hybrid derivative instrument (i.e., such impact continues to be classified in interest expense in the consolidated statement of operations) and this instrument will be characterized consistently with the Company’s other interest rate swap derivatives for debt covenant purposes.

In light of the expected discontinuation of the use of LIBOR after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2021 sunset date draws closer.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized the renewal of the Company’s $30.0 million stock repurchase plan in August 2020 for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No stock repurchases were made during the three months ended September 30, 2020 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management. In addition, in January 2019 the Company initiated an at-the-market equity distribution program but did not execute any sales under that program during the three and nine months ended September 30, 2020. See Note 11, “Capital Stock and Stock Compensation” and “Management’s Discussion and Analysis of Financial Condition

INTERNATIONAL SEAWAYS, INC.

and Results of Operations—Sources, Uses and Management of Capital,” respectively, for additional information about the stock repurchase plan and the equity distribution program.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 6, 2020	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 6, 2020	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer