Form 10-K
period 2020-12-31
International Seaways, Inc.
filed 2021-03-12
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $385,512,676, based on the closing price of $16.34 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of March 8, 2021: common stock, no par value, 28,014,877 shares.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;

i

●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade.

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

Consolidated Net Debt to Assets Value—Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents and non-current restricted cash, divided by the fair value of the Company’s owned fleet of vessels.

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

v

Vessel expenses—Includes crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs associated with the operations of vessels.

Vessel Recycling—The disposal of vessels by demolition for scrap metal.

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2020, we owned or operated an International Flag fleet of 36 vessels (totaling an aggregate of 6.1 million dwt), consisting of VLCC, Suezmax, Aframax, Panamax crude tankers, as well as LR1, LR2 and MR product carriers, and through joint venture partnerships, ownership interests in two FSO service vessels (together the “JV Vessels”). The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

Our ultimate customers, including those of the commercial pools in which we participate, include major independent and state-owned oil companies, oil traders, refinery operators and international government entities. We generally charter our vessels to customers either for specific voyages at spot rates through the services of pools in which the Company participates, or for specific periods of time at fixed daily rates through time charters or bareboat charters. Spot market rates are highly volatile, while time charter and bareboat charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “— Fleet Operations — Commercial Management” below.

2020 IN REVIEW

Shipping revenues and TCE Revenues achieved in 2020 were $421.6 million and $402.0 million, respectively, of which approximately 79% were generated from our Crude Tankers segment. Income from vessel operations decreased by $15.3 million to $39.9 million in 2020, from $55.2 million in 2019, primarily driven by $103.0 million of vessel impairment charges recognized during 2020. We achieved an Adjusted EBITDA (see Item 6 – Selected Financial Data for definition) of $220.1 million in 2020 compared to $164.7 million in 2019. In addition, we generated $216.1 million cash from operations, made capital investments totaling $76.2 million for vessel purchases, vessel improvements and drydocking, paid cash dividends of $6.8 million, and repurchased shares of our common stock at a total cost of $30.0 million.

Our goals for 2020 were to (i) execute our business strategy in a manner consistent with the Environmental, Social and Governance (“ESG”) principles described further below, (ii) refinance our high interest debt obligations, (iii) continue to build on our track record as a disciplined capital allocator, (iv) maximize our fleet’s earning potential through opportunistic charter-ins/charter-outs, sales and purchases of vessels and investments in Exhaust Gas Cleaning Systems (“scrubbers”) on our modern VLCCs, and (v) execute transactions that would ultimately unlock the value of our shares to investors.

Accordingly, during 2020 we:

●	Executed loan agreements with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank (“CACIB”), DNB Capital LLC (“DNB”) and Skandinaviska Enskilda Banken AB (PUBL) (“SEB”) with respect to senior secured credit facilities aggregating $390 million (the “2020 Debt Facilities”). Proceeds from the January 28, 2020 initial drawdown on the 2020 Debt Facilities of $370 million were used to (i) repay the $331.5 million outstanding principal balance under the 2017 Debt Facilities due 2022 and the $23.2 million outstanding principal balance under the ABN Term Loan Facility due 2023, and (ii) to repurchase the $27.9 million outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended. The combined effect of (i) the entry into the 2020 Debt Facilities, which lowered our average interest rates on the refinanced portion of our debt by 350 basis points and our overall average interest rates by 200 basis points, (ii) lower LIBOR rates during 2020, and (iii) lower average debt outstanding during 2020, reduced our annual cash interest expense by approximately $25.0 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Sources of Capital,” for further details on the refinancing transaction and the 2020 Debt Facilities;

International Seaways, Inc.

●	Used available cash on hand to pay off the $20 million outstanding balance under our Core Revolving Facility in March 2020 and the $40 million outstanding principal balance under the Transition Term Loan Facility in August 2020, further reducing our interest costs;

●	Initiated a regular quarterly dividend of $0.06 per share and paid dividends aggregating $6.8 million to our shareholders;

●	Repurchased and retired 1,417,292 shares of our common stock in open-market purchases at a total cost of $30.0 million and received authorization for an additional $50.0 million share repurchase program from our Board of Directors in October 2020;

●	Acquired one 2009-built LR1, which was deployed into our market-leading Panamax International pool;

●	Sold and delivered to buyers a 2002-built Aframax, a 2001-built Aframax, a 2003-built VLCC, and a 2002-built VLCC for aggregate net proceeds of approximately $73.0 million;

●	Opportunistically locked in four of our VLCCs and our LR2 on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies;

●	Completed scrubber installations on seven of our 10 modern VLCCs;

●	Issued our inaugural Environmental, Social and Governance (“ESG”) report for 2019. The report outlines the our ESG metrics and performance as well as our vision and goals for the future; and

●	Signed a 10-year extension on each of the existing service contracts between our FSO Joint Venture and North Oil Company (“NOC”). Based on our 50% ownership interest in the joint ventures, the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

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

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. This was demonstrated as demand for crude oil recovered strongly during the fourth quarter of 2019 as the fundamentals that underpinned a robust freight rate market through most of that quarter were further augmented by IMO 2020 related disruptions to fleet supply and increased geopolitical risk during the first half of 2020. As of December 31, 2020, we participated in five commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Dakota Tankers (“DAKOTA”), Penfield Tankers (“PENFIELD”), Panamax International (“PI”), and Clean Products Tankers Alliance (“CPTA”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

International Seaways, Inc.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. Accordingly, to take advantage of the dynamic oil tanker markets and reduce risk, we opportunistically locked in four of our VLCCs during the first half of 2020 on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies. As of December 31, 2020, we have two VLCCs, one LR2 and five of our Panamaxes on time charters expiring between February 2021 and March 2023. In addition, the vessels operated by our FSO Joint Venture are deployed on long-term time charters expiring 2032. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

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

Maintain an appropriate and flexible financial profile.

We seek to maintain a strong balance sheet and a prudent financial leverage that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2020, we maintained what we believe to be a reasonable financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector. As of December 31, 2020, we had total liquidity on a consolidated basis of $255.7 million, comprised of $215.7 million of cash (including $16.3 million of restricted cash) and $40 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 32.7% and 24.8%, respectively.

Address Greenhouse Gas Emissions and Environmental, Social and Governance Initiatives

Our core philosophy is to transport energy safely and efficiently. We recognize that greenhouse gas (“GHG”) emissions, which are largely caused by burning fossil fuels, contribute to the warming of the global climate system. Our industry, which is heavily dependent on the burning of fossil fuels, faces the dual challenge of reducing its carbon footprint by transitioning to the use of low-carbon fuels while extending the economic and social benefits of delivering energy to consumers across the globe. We welcome and support efforts, such as those led by the Task Force on Climate-related Financial Disclosures (“TCFD”), to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities particular to our industry. The Company’s governance, strategy, risk management and performance monitoring efforts in this area are evolving and will continue to do so over time:

Governance – Our Board of Directors, which includes seven independent members and experts in shipping and compliance, engages in regular discussions relating to environmental matters and the Company’s response to climate change-related risks and opportunities. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board of Directors.

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

International Seaways, Inc.

The annual period from October 2018 to September 2019 was our initial year utilizing the platform to drive our “Get to Green” vessel performance optimization program. During the twelve months ending September 2020, we achieved an approximately 8,500-ton reduction in annual fuel consumption across our fleet, which equates to an approximately 26,500-ton reduction in CO2 emissions – the equivalent to the CO2 emitted by 5,725 passenger cars for a year;
-	The inclusion of a sustainability-linked pricing mechanism in the 2020 Debt Facilities. The mechanism has been certified by an independent, leading firm in ESG and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available;
-	The achievement of compliance with the European Union’s requirements relating to inventories of hazardous materials on board our vessels one year ahead of the mandated timeframe;
-	Participation on the Board of Directors of the International Tanker Owners Pollution Federation, the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 100 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;
-	Specifically considering overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to potentially dispose of, in order to reduce our fleet’s contribution to GHG emissions; and
-	Making a commitment to implement and practice environmentally and socially responsible ship recycling.

Additionally, in March 2021, we entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard, subject to certain conditions customary to similar transactions. We expect these tankers to be well suited to adhere to future environmental regulation throughout their life. Their significant environmental benefits, including substantially reducing our carbon footprint, are in keeping with our commitment to ESG-focused corporate citizenship. Upon delivery in 2023, these VLCCs will be employed on seven-year time charters with oil major – Shell.

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

FLEET OPERATIONS

Fleet Summary

As of December 31, 2020, our operating fleet consisted of 36 vessels, 31 of which were owned and three of which were chartered in. In addition, through joint venture partnerships, INSW has ownership interests in two FSO service vessels. Vessels chartered-in include bareboat charters and time charters. The three chartered-in vessels are currently scheduled to be redelivered to their owners between August 2021 and March 2024. Certain of the charters provide INSW with renewal and purchase options. See Note 15, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional

International Seaways, Inc.

information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2020
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Dwt
Crude Tankers
VLCC	11	11	—	—	11	11	3,310,732
Suezmax	2	2	—	—	2	2	316,864
Aframax	1	1	2	2	3	3	338,686
Panamax	7	7	—	—	7	7	487,365
Total	21	21	2	2	23	23	4,453,647
Product Carriers
LR2	1	1	—	—	1	1	112,691
LR1	5	5	1	1	6	6	443,077
MR	4	4	—	—	4	4	201,225
Total	10	10	1	1	11	11	756,993
Total Owned and Operated Fleet	31	31	3	3	34	34	5,210,640
JV Vessels
FSO	2	1	—	—	2	1	864,046
Total Operating Fleet	33	32	3	3	36	35	6,074,686
(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at inception.

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2020, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, Aframaxes and Panamaxes engaged in the worldwide transportation of crude oil.

This segment also includes our Crude Tankers Lightering business through which we provide ship-to-ship (or “STS”) lightering support services and full-service STS lightering to customers in the U.S. Gulf (“USG”), U.S. Pacific, Grand Bahama and Panama regions. In STS lightering support service, we provide the personnel and equipment (hoses and fenders) to facilitate the transferring of cargo between seagoing ships positioned alongside each other, either stationary or underway. In full service STS lightering, we provide the lightering vessel, usually an Aframax tanker, in addition to the personnel and equipment to facilitate the transferring of cargo. Demand for lightering services is significantly affected by the level of crude oil imports by the United States and, in recent years, by the increased volumes of crude oil exports by the United States. Transshipment operations in the USG represented approximately 50% of our lightering volumes during 2020. Our customers include primarily oil companies and trading companies that are importing or exporting crude oil in the USG to or from larger Suezmax and VLCC vessels, which are prevented from using certain ports due to their size and draft.

International Seaways, Inc.

Product Carriers

Our Product Carriers reportable business segment consists of a fleet of MRs, LR1s and an LR2 engaged in the worldwide transportation of refined petroleum products. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and more discharging, cleaning and loading operations than crude oil tankers. The Company’s owned MR product carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades.

In order to take advantage of market conditions and optimize economic performance, we employ our LR1 Product Carriers, which currently participate in the PI pool, in the transportation of crude oil cargoes.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 79% of the Company’s aggregate TCE revenues in 2020, 92% in 2019 and 90% in 2018. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters and increased demand for gasoline prior to the summer driving season in the United States. During 2020, the effects of IMO 2020 Regulations increased and changed trading patterns which had a positive impact on ton-mile demand while also providing some short term disruption to global shipping. Available tonnage is affected over time by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through vessel recycling or conversion) of existing vessels from service. Vessel recycling is affected by the level of freight rates, recycling prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards and regulatory compliance standards.

Time and Bareboat Charter Market

Our operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 21% of the Company’s TCE revenues in 2020, 8% in 2019 and 10% in 2018. Our two FSO joint venture vessels are employed under service contracts expiring in 2032.

Commercial Pools and other Commercial Management Arrangements

We currently utilize third-party managed pools as the principal commercial strategy for our vessels. By operating a large number of vessels as an integrated transportation system, commercial pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools are commercially managed by experienced commercial operators that, among other things, arrange charters for the vessels participating in the pool in exchange for an administrative fee. Technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas that capture the contribution of each vessel to the pool by:

●	first summarizing the earnings capacity of each vessel (as determined by the pool operator based largely on the physical characteristics and fuel consumption) to a number of “points;”

International Seaways, Inc.

●	second, multiplying each vessel’s “points” by the number of days that vessel operated during a specified period (the “Vessel Contribution”);
●	third, multiplying the total number of points of all vessels in the pool by the total number of days all vessels in the pool operated (the “Total Earnings”); and
●	fourth, dividing the Vessel Contribution by the Total Earnings.

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

The table below summarizes the commercial deployment of our conventional tanker fleet as of December 31, 2020:

	Vessel Class
Commercial Deployment	VLCC	Suezmax	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International	9	—	—	—	—	—	—	9
Dakota Tankers	—	—	3	—	—	—	—	3
Penfield Tankers	—	2	—	—	—	—	—	2
Panamax International	—	—	—	1	—	2	—	3
Clean Products Tankers Alliance	—	—	—	—	—	—	4	4
Time / Bareboat charter-out	2	—	—	5	1	—	—	8
Commercial Management Agreements (1)	—	—	—	1	—	4	—	5
Total	11	2	3	7	1	6	4	34
(1)	Four LR1s and one Panamax were redelivered to the Company by PI pool during the second half of 2020 in advance of each vessel’s scheduled drydock. Each vessel was placed under commercial management agreements with PI pool for the voyage to and back from their respective drydocks. During the first quarter of 2021, all four LR1s rejoined the pool and the Panamax was redelivered under its time charter to the pool.

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

Joint Ventures

We have a 50% interest in the FSO Joint Venture, which owns and operates two custom-made FSO service vessels, each having a capacity of three million barrels, that have been operating in the Al Shaheen field off the coast of Qatar without interruption since 2010. In May 2017, North Oil Company (“NOC”), the operator of the Al Shaheen oil field, awarded two five-year service contracts for the FSO Joint Venture to provide its two vessels to NOC to perform FSO services in the Al Shaheen Field. In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with NOC relating to the two FSO service vessels expiring in 2032. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the service contracts.

International Seaways, Inc.

We received cash distributions totaling $54.2 million from the FSO Joint Venture during the three-years ended December 31, 2020, excluding the distribution attributable to the $110 million of proceeds from a term loan facility, which the FSO Joint Venture is a party to (see Note 6, “Equity Method Investments” to the accompanying consolidated financial statements), and we estimate we will receive approximately $10.5 million in cash distributions during 2021. The 10-year contract extensions signed in October 2020 shall commence in direct continuation of the existing 5-year service contracts, which were originally scheduled to expire during the third quarter of 2022. Based on International Seaways’ ownership interest in the FSO Joint Venture, the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

HUMAN CAPITAL RESOURCES

We depend on our workforce to provide superior service and to ensure our vessels are operated safely and securely. As of December 31, 2020, we had approximately 764 employees comprised of 719 seafarers employed on our fleet and 45 shore-side staff. The seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

Safety

We are committed to creating a safe, healthy and secure workplace at sea and ashore. We are also committed to providing safe, reliable and environmentally sound transportation to our customers. Integral to meeting standards mandated by worldwide regulators and customers is a ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the International Standards Organization (“ISO”), and meets ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of transparency, accountability and compliance, we have an open reporting system on all of our ships, whereby seafarers can anonymously report possible violations of our or our third-party technical and commercial manager’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

Employee Welfare, Growth and Development

The development, attraction and retention of employees at sea and ashore is a critical success factor for the Company for succession planning and sustaining our core values. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top seafarer and shore-based talent. On average, our seafarers have worked for us for more than 10 years and more than half of our shore-based employees have worked for us for at least 13 years. For our seafarers, ongoing training is integral to conducting safe operations and keeping employees engaged. One key part of our training regimen is our crew conferences. Senior leaders from the Company, our fleet and our third-party managers spend three days with up to 100 seafarers from across our fleet, representing all ranks and nationalities. During the conferences, the seafarers are updated on new policies, regulations, and procedures.  Interactive learning sessions and team building exercises are used to foster communication and shared learnings. Day long training sessions are capped off with a social agenda that celebrates successes through the year and includes the presentation of awards for long time service with the company. This presents management with both an opportunity to teach and to learn and provides everyone with an excellent networking opportunity.

In March 2020, the World Health Organization (“WHO”) recognized the novel coronavirus (“COVID-19”) as a pandemic. We implemented various measures to protect our seafarers and shore-based personnel and reduce the spread of the virus. Strict quarantine and testing protocols were implemented for personnel on, and visitors to, our vessels. We leveraged our IT infrastructure and various technology tools to enable our shore-based personnel to work seamlessly from home. The COVID-19 pandemic continues to impede our ability to rotate crew members on and off our fleet of vessels in a timely and efficient manner due to changing immigration rules, mandatory quarantine requirements and limited air travel. Consequently, many of our seafarers remained onboard our vessels for longer than their contracted periods during 2020. We worked closely with all stakeholders during the year to reduce the number of affected seafarers and we continue our efforts to lobby for the welfare and rights of all seafarers. In January 2021, INSW signed the Neptune Declaration on Seafarer Wellbeing and Crew Change in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19. Developed by a taskforce of stakeholders from across the maritime value chain, the Neptune Declaration

International Seaways, Inc.

is a commitment signed by more than 300 companies and organizations to work together to ensure that the crew change crisis is resolved as soon as possible. It defines four main actions to facilitate crew changes and keep global supply chains functioning:

●	Recognize seafarers as key workers and give them priority access to COVID-19 vaccines;
●	Establish and implement gold standard health protocols based on existing best practice;
●	Increase collaboration between ship operators and charterers to facilitate crew changes; and
●	Ensure air connectivity between key maritime hubs for seafarers.

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

Approximately 50% of our lightering activity is in the USG offshore lightering market. Our market share of the USG offshore lightering market was approximately 30% during 2020. We remain effectively one of three active full-service lightering businesses in the USG, the other two being AET Tankers Pte Ltd (or AET, a subsidiary of Malaysia International Shipping Corporation Berhad, or MISC) and Teekay Tankers Ltd. USG lightering trade has a steady foundation of demand due to traditional imports into the United States to serve U.S. Gulf Coast refinery demand. Although seaborne crude imports into the United States have declined in recent years, these lost imports have been offset by steadily increasing seaborne crude exports, largely from the USG area.  In the last three months of 2020, the EIA reported USG crude exports averaged 2.8 million b/d.  VLCCs and Suezmaxes bound for Asia transport a large portion of these export barrels and they often require reverse lightering operations. Export lightering comprised approximately 75% of total volume lightered by our Crude Tankers Lightering business in the USG during 2020 and 2019.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change forged a new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stocktake, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement.

The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). The IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. In April 2018, IMO adopted an initial strategy on the reduction of GHG emissions from ships, with the ultimate goal of eliminating GHG emissions from international shipping as soon as possible during this century. More specifically, under the identified “levels of ambition,” the initial strategy envisages the halt of the growth in GHG emissions from international shipping as soon as possible and then the reduction of the total annual GHG emissions by at least 50% by 2050 compared to 2008 levels. In 2019, the IMO launched a project for an initial two-year period to initiate and promote global efforts to demonstrate and test technical solutions for reducing GHG emissions and improve energy efficiency throughout the maritime sector.

In keeping with IMO’s initial strategy, IMO has committed to having in place by 2023 short-term measures and by 2030 mid-term measures intended to meet the stated goals of reducing carbon dioxide emissions from shipping by 40% by 2030 and 70% by 2050, and GHG emissions from shipping by 50% by 2050. To this end, IMO is in the process of crafting the 2023 measures and it is expected that these measures will include vessel design and efficient operation. The Company is monitoring the establishment of these measures and their potential impact.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the European Union (“EU”). The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period is for the full year 2019. In 2020, the EU announced the inclusion of shipping in their established Emissions Trading Scheme (“ETS”). The EU has indicated that the target date for the including of shipping is 2022. At this time, there are few details of how shipping will be included, what impact this will have on domestic or foreign trading vessels, and what the potential economic impacts will be.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding

International Seaways, Inc.

GHGs under the Clean Air Act. This finding in itself does not impose any requirements on industry or other entities. Although the EPA has promulgated certain regulations relating to GHG emissions, to date the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on December 31, 2020 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $193 per ton of the vessel’s tonnage, with a maximum liability of $20.3 million. Under the 1992 Protocol, the liability of the owner is limited to $4.3 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $608 per gross ton thereafter, with a maximum liability of $86.5 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.5 million plus $914 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $130.1 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

International Seaways, Inc.

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

The International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species has been identified as one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Tankers must take on ballast water in order to maintain their stability and draft and must discharge the ballast water when they load their next cargo. When emptying the ballast water, which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

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

International Seaways, Inc.

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

International Seaways, Inc.

Vessels are required to maintain a new format garbage record book, which is divided into two parts: cargo residues and garbage other than cargo residues. The cargo residues part must be further divided into hazardous and non-hazardous to the marine environment cargo. More stringent discharge requirements apply to hazardous cargo residues.

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

On September 24, 2020, the State of California announced changes to California’s Lempert-Keene-Seastrand Oil Spill Prevention and Response Act to be made effective on January 1, 2021. These changes include raising the California State certificate of financial responsibility (COFR) from $1 billion to $2 billion and increasing the extent of certain criminal fines in the event of an oil spill.

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

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted Assembly Bill 740, legislation expanding regulation of

International Seaways, Inc.

ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. Due to delays by manufacturers in developing ballast water treatment systems that are able to comply with these effluent limits and in creating equipment to reliably test such compliance, the compliance date for all vessels making ballast water discharges in California waters has been deferred to the first scheduled drydocking after January 1, 2020. INSW’s vessels and systems are currently in compliance with the applicable California discharge standards.

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, California adopted legislation (Assembly Bill 912) effective January 1, 2020 that extended the deadline for compliance for interim standards to 2030 and the deadline for final “zero detect” standards to 2040.

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

On December 4, 2018, the USCG Authorization Act of 2018 was enacted, which included the Vessel Incidental Discharge Act (“VIDA”). Under VIDA, the EPA was designated the government agency responsible for establishing standards for U.S. ballast water regulations and the USCG was assigned the responsibility for monitoring and enforcing those standards. VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Ultimately, under VIDA, the discharge of ballast water in the navigable waters of the United States will no longer subject to the VGP or the CWA. In October 2020, EPA issued its proposed national standards of performance for 20 separate discharges incidental to normal vessel operations including ballast tanks and exhaust gas emission control systems, and it plans to issue a final rule after considering public comment. The Company plans to continue to monitor the implementation of VIDA at the federal, state, and local levels.

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

International Seaways, Inc.

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

In August 2020, the California Air Resources Board announced changes to existing emissions requirements. These changes will require that ships at berths in California ports operate with zero emissions. These changes become effective in 2025 and 2027, depending on the ship type and port. The impact of these changes is not known at this time.

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

International Seaways, Inc.

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

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

●	Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.
●	Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out between the occasions of the second or third annual survey.
●	Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including ultrasonic measurements to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the Classification Society would prescribe steel renewals. The Classification Society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the Classification Society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies, or IACS. In December 2013, IACS adopted new harmonized Common Structure Rules, which apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels are currently, and we expect will continue to be, certified as being “in class” by a Classification Society that is a member of IACS. All new and secondhand vessels that we acquire must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.2 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its

International Seaways, Inc.

claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2020, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

Taxation of INSW on its Shipping Income

INSW derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

In 2020 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2021 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters —  We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2020, 2019 and 2018, INSW derived approximately 79%, 92% and 90%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes and term loans.”

Factors influencing the demand for tanker capacity include:

●	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
●	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
●	regional availability of refining capacity and inventories;
●	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
●	developments in international trade generally;
●	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
●	environmental and other legal and regulatory developments and concerns;
●	government subsidies of shipbuilding;
●	construction or expansion of new or existing pipelines or railways;
●	weather and natural disasters;
●	competition from alternative sources of energy; and
●	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

●	the number of newbuilding deliveries;

International Seaways, Inc.

●	the recycling rate of older vessels;
●	environmental and maritime regulations;
●	the number of vessels being used for storage or as FSO service vessels;
●	the number of vessels that are removed from service;
●	availability and pricing of other energy sources for which tankers can be used or to which construction capacity may be dedicated; and
●	port or canal congestion and weather delays.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 8%, 8% and 11% of the existing world tanker fleet as of December 31, 2020, 2019 and 2018, respectively.

The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

●	age of the vessel;
●	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;
●	number of vessels in the world fleet;
●	types and sizes of vessels available;
●	changes in trading patterns affecting demand for particular sizes and types of vessels;
●	cost of newbuildings;
●	prevailing level of charter rates;
●	environmental and maritime regulations;
●	competition from other shipping companies and from other modes of transportation;
●	technological advances in vessel design and propulsion and overall vessel efficiency; and
●	ability to utilize less expensive fuels.

After generally decreasing during the 18 month period ended June 30, 2018, vessel values stabilized and then increased until the end of the first half of 2020. Beginning in the second half of 2020, vessel values have generally decreased resulting from lower TCE rates in the market. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company

International Seaways, Inc.

evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel impairment charges totaling $103.0 million during 2020.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and scrap prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented 8% of the existing world tanker fleet as of each of December 31, 2020 and 2019, respectively. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.

INSW’s vessels and their cargoes are at risk of being damaged or lost and its vessel crews and shoreside employees are at risk of injury or death because of events including, but not limited to:

●	marine disasters;
●	bad weather;
●	mechanical failures;
●	human error;
●	war, terrorism and piracy;
●	grounding, fire, explosions and collisions; and
●	other unforeseen circumstances or events.

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

Global financial markets have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit and deteriorating international liquidity conditions. There have been periods where there was a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to regulatory pressures (e.g., Basel IV) and the historically volatile asset values of vessels, exacerbated by individual companies’ exposure to the spot market (i.e., without fixed or locked in time charter coverage). As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it may be negatively affected by any such decline.

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

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

●	regional or local economic downturns;
●	changes in governmental policy or regulation;
●	restrictions on the transfer of funds into or out of countries in which INSW or its customers operate;

International Seaways, Inc.

●	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;
●	trade relations with foreign countries in which INSW’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;
●	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of INSW’s activities in a particular location;
●	difficulty in enforcing contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts;
●	different regulatory regimes in the various countries in which INSW operates;
●	inadequate intellectual property protection in foreign countries;
●	the difficulties and increased expenses in complying with multiple and potentially conflicting U.S. and foreign laws, regulations, security, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;
●	import and export duties and quotas;
●	demands for improper payments from port officials or other government officials;
●	U.S. and foreign customs, tariffs and taxes;
●	currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;
●	international incidents;
●	transportation delays or interruptions;
●	local conflicts, acts of war, terrorist attacks or military conflicts;
●	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;
●	the imposition of taxes by flag states, port states and jurisdictions in which INSW or its subsidiaries are incorporated or where its vessels operate; and
●	expropriation of INSW’s vessels.

The occurrence of any such event could have a material adverse effect on the Company’s business.

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. There is currently significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, in January 2017, the United States withdrew from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Further, the United States has called for substantial changes to foreign trade policy with China. Beginning in 2018, the United States imposed tariffs on an increasing amount of Chinese goods in order to reverse what the United States perceived as unfair trade practices that negatively impacted U.S. businesses and China retaliated by imposing tariffs on United States products. Although the United States and China negotiated an agreement to reduce trade tensions which became effective in February 2020, as the first phase of a joint effort to improve trade relations, trade tensions between the two countries have continued.

Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region and the risks associated with exporting goods, which may significantly affect the quantity of goods to be shipped, shipping time

International Seaways, Inc.

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

International Seaways, Inc.

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

The current COVID-19 pandemic, which began in the first quarter of 2020, has resulted in significant deterioration of worldwide, regional or national economic conditions and activity. While other conditions, such as decrease in the global price of oil throughout the first half of 2020, had offsetting effects on our business and financial results, the continuation of the pandemic during the second half of 2020 and into 2021 has adversely affected crude oil production and global demand for crude oil and petroleum products and for tankers that transport such cargo, and led to decreases in charter and spot rates.

In addition, other adverse effects of the COVID-19 outbreak have included, or may in the future include:

●	Disruptions to the operations of participants in the tanker industry due to the potential health impact on workforces, including vessel crews;
●	Business disruptions from, or additional costs related to, new regulations, directives or practices that have been or may in the future be implemented in response to the pandemic, such as enhanced border controls, travel restrictions for individuals and vessels, hygiene measures (such as quarantines and social distancing), and the implementation of remote working arrangements;
●	Potential delays in the loading and discharging of cargo on or from our vessels resulting from quarantine, worker health, regulations, or a shortage of or inability to obtain or deliver:
o	required spares; or
o	vessel inspections and related certifications by classification societies, oil majors or government agencies; or
o	maintenance and any repairs or upgrades to, or upgrading of, vessels (including installation of scrubbers);
●	Reduced cash flow or deteriorating financial condition, including potential liquidity constraints;
●	Reduced access to capital as a result of credit tightening generally or due to continued declines in global financial markets;
●	Potential decreases in the market value of our vessels and the effect of any related impairment charges on our financial results;
●	Potential deterioration in the financial condition, creditworthiness and prospects of our customers, contract counterparties and other tanker industry participants; and
●	Potential noncompliance with our covenants in our credit facilities.

International Seaways, Inc.

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

As of December 31, 2020, INSW had approximately $536 million of outstanding indebtedness, net of discounts and deferred finance costs. In addition, as of the end of 2020, the FSO Joint Venture has outstanding debt of approximately $45 million under the FSO Term Loan and $45 million under the FSO Revolver, which is secured by substantially all of the assets of the FSO Joint Venture. The FSO Term Loan is guaranteed by the Company and the FSO Revolver is guaranteed by INSW’s joint venture partner. INSW’s substantial indebtedness and interest expense could have important consequences, including:

●	limiting INSW’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because INSW must dedicate a substantial portion of these funds to service its debt;
●	to the extent INSW’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments;
●	limiting INSW’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;
●	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and INSW’s business and industry;
●	limiting INSW’s ability to satisfy its obligations under its indebtedness; and
●	increasing INSW’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally.

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

The 2020 Debt Facilities and the Sinosure Credit facility contain various financial covenants, including a covenant that requires the Company to ensure the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense (“Interest Coverage Ratio”) will not be lower than 2.50:1.00. The currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the

International Seaways, Inc.

Company to breach the Interest Coverage Ratio covenant under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. While there are certain actions the Company could take to mitigate the risk that it will breach the Interest Coverage Ratio, there is no assurance that the Company will be able to successfully pursue those actions. See “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations— Sources, Uses and Management of Capital.”

Additionally, the 2020 Debt Facilities contain certain restrictions relating to new borrowings as set forth in the loan agreement. In addition, the 2020 Debt Facilities have a covenant (a) to maintain the aggregate amount of unrestricted cash of INSW at any time to be not less than the greater of $50 million or an amount equal to 5% of the consolidated indebtedness of INSW and (b) to ensure that at any time, the aggregate Fair Market Value of the Core Collateral Vessels that are subject to a Collateral Vessel Mortgage is not less than 135% of the aggregate outstanding principal amount of the Core Term Loans and Revolving Loans (each as defined in the loan agreement).

Further, the Sinosure Credit Facility requires the Company to comply with a number of covenants, including collateral maintenance and financial covenants, restrictions on consolidations, mergers or sales of assets, limitations on liens, limitations on issuance of certain equity interests, limitations on transactions with affiliates, and other customary covenants and related provisions. The Senior Notes Indenture also contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports.

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

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the 2020 Debt Facilities and the Sinosure Credit Facility. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

●	refinancing or restructuring its debt;
●	selling tankers or other assets;
●	reducing or delaying investments and capital expenditures; or
●	seeking to raise additional capital.

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

International Seaways, Inc.

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

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently has newbuilding construction contracts for the purchase of three dual fuel VLCCs which provide for installment payments of the purchase price to be made by the Company as the vessels are being built. If the Company is unable to fulfil its obligations under such contracts, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third party service providers to, among other things:

●	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;
●	comply with requirements imposed by the U.S. government, the United Nations (“U.N.”) and the EU (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;
●	respond to changes in customer demands for the Company’s vessels;
●	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and
●	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

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

In addition to the risks relating to financial, operational, regulatory and other matters set forth in this “Risk Factors” section of this Annual Report on Form 10-K, a joint venture involves certain risks such as:

●	INSW may not have voting control over the joint venture;
●	INSW may not be able to maintain good relationships with its joint venture partner;
●	the joint venture partner at any time may have economic or business interests that are inconsistent with INSW’s and may seek concessions from INSW;
●	the joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to INSW;
●	the joint venture may experience operating difficulties and financial losses or be subject to disagreements among its joint venture partners or with its respective counterparty regarding operational, financial or other matters, which may adversely affect the Company’s results of operations and financial condition and lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and INSW;
●	the joint venture or venture partner could lose key personnel; and
●	the joint venture partner could become bankrupt requiring INSW to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company did not record impairment charges with respect to its joint ventures during the three years ended December 31, 2020.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 79% of INSW’s aggregate TCE revenues in the year ended December 31, 2020, 92% in 2019 and 90% in 2018. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

International Seaways, Inc.

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2020, INSW employed nine of its vessels on time charters, with expiration dates ranging between February 2021 and March 2023 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2020, nine of the Company’s 11 VLCCs participate in the TI pool; both of its Suezmaxes participate in the PENFIELD pool; all of the Company’s three Aframaxes participate in the DAKOTA pool; all of the Company’s seven crude Panamaxes and six LR1s participate directly or indirectly in the PI pool; and all of the four MRs participate in the CPTA pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

INSW’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the tanker industry and of individual tankers. The success of INSW’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include INSW’s ability to:

●	identify suitable tankers and/or shipping companies for acquisitions at attractive prices, which may not be possible if asset prices rise too quickly;
●	obtain financing;
●	integrate any acquired tankers or businesses successfully with INSW’s then-existing operations; and
●	enhance INSW’s customer base.

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

International Seaways, Inc.

definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of INSW’s securities.

Acquisitions and other transactions can also involve a number of special risks and challenges, including:

●	diversion of management time and attention from the Company’s existing business and other business opportunities;
●	delays in closing or the inability to close an acquisition for any reason, including third-party consents or approvals;
●	any unanticipated negative impact on the Company of disclosed or undisclosed matters relating to any vessels or operations acquired; and
●	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2020, the weighted average age of the Company’s total owned and operated fleet was 9.0 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

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

International Seaways, Inc.

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

In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with its low-sulfur fuel oil requirement, which lowers sulfur emission levels from 3.5% to 0.5% (the “IMO 2020 Regulations”). Vessel owners and operators complied with this regulation by (i) using 0.5% sulfur fuels; (ii) installing scrubbers; or (iii) retrofitting vessels to be powered by liquefied natural gas rather than fuel oil. For further discussion of the IMO 2020 Regulations, see Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping”.

In consideration of the IMO 2020 Regulations, the Company has signed contracts with a supplier and a system installer for the purchase and installation of scrubbers to be installed on ten of its modern VLCCs. To date, scrubber installations have been completed on eight of our modern VLCCs and installations on two additional VLCCs are scheduled for completion during 2021. See also – “Risks Related to Our Industry —  Public health threats could have an adverse effect on the Company’s operations and financial results.” The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. Each vessel requires bespoke modifications to be made in order to install a scrubber, the scope of which depends on, among other matters, the age and type of vessel, its engine and its existing fixtures and equipment. The purchase and installation of scrubbers involves significant capital expenditures, and the vessel will be out of operation for as long as 60 days, including deviation days and assuming planned shipyard days, or more in order for the scrubbers to be installed. In addition, while the Company has entered into arrangements with respect to shipyard drydock capacity to implement these scrubber installations, those arrangements may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause the Company’s vessels to be out of service for even longer periods or the installation dates to be delayed. In addition, as there is a limited operating history of scrubbers on vessels such as those owned or operated by the Company, the operation and maintenance of scrubbers on these vessels is uncertain. Further, certain jurisdictions have limited the use of scrubbers in their territorial waters. Any unforeseen complications or delays in connection with installing, operating or maintaining scrubbers installed on the Company’s vessels could adversely affect the Company’s results of operations and financial condition.

Furthermore, although as of December 31, 2020 one year has passed since the IMO 2020 Regulations became effective, it is still uncertain how the future availability of high-sulfur fuel around the world will be affected by implementation of the IMO 2020 Regulations, and both the price of high-sulfur fuel generally and the difference in its cost compared with low-sulfur fuel are also uncertain. Scarcity in the supply of high-sulfur fuel, or a lower-than-anticipated difference in the costs between the two types of fuel, may cause the Company to fail to recognize anticipated benefits from installing scrubbers.

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

International Seaways, Inc.

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

The Company relies on the skills of its senior management team, and if the Company were required to replace them, it could negatively impact the effectiveness of management and the Company’s results of operations could be negatively impacted.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

Certain of our debt facilities bear interest at a rate which references LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR going forward. This may cause LIBOR to perform differently than it did in the past and may have other consequences which cannot be predicted. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR, announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021.

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

The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, the U.N. the United Kingdom (“U.K.”) or the EU, which could negatively affect the trading price of the Company’s common shares.

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the U.N., the U.K. or the EU and countries identified by the U.S. government, the U.N., the U.K. or the EU as state sponsors of terrorism. The U.S., U.N., the U.K. and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran and Venezuela), even if the vessel does not travel to those countries, or is otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition

International Seaways, Inc.

of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

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

International Seaways, Inc.

enforce the limits for such vessels, such action could have a material adverse effect on INSW. See Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping.

Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to INSW’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and international regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping”. The Company has signed contracts with a manufacturer and a qualified system installer for the purchase and installation of scrubbers on ten of its modern VLCCs of which eight have been installed as of February 2021. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

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

International Seaways, Inc.

contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s insurance costs, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in this Annual Report on Form 10-K and Note 19, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2021 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2021 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

INSW may not continue to pay cash dividends on its Common Stock.

INSW paid a cash dividend of 6 cents per share of its Common Stock during each of the four quarters of 2020, totaling $6.7 million for the year. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2020, the Company owned or operated an aggregate of 36 vessels, which included three chartered-in vessels and ownership interests in two FSO vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 19, “Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

International Seaways, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2020
First Quarter	$ 30.63	$ 16.58
Second Quarter	$ 28.29	$ 16.05
Third Quarter	$ 19.05	$ 14.18
Fourth Quarter	$ 19.31	$ 12.90

2019
First Quarter	$ 19.11	$ 16.43
Second Quarter	$ 20.20	$ 17.04
Third Quarter	$ 19.46	$ 15.34
Fourth Quarter	$ 30.04	$ 19.70

As of March 5, 2021, there were 103 stockholders of record of the Company’s common stock.

On February 26, 2020, May 20, 2020, August 4, 2020, and October 28, 2020 the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 30, 2020, June 22, 2020, September 23, 2020, and December 23, 2020, respectively, to stockholders of record as of March 17, 2020, June 8, 2020, September 9, 2020, and December 8, 2020, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 23, 2021. The dividend will be paid on March 26, 2021 to shareholders of record at the close of business on March 11, 2021. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

Purchase and Sale of Equity Securities

On March 5, 2019, the Company’s Board of Directors approved a resolution authorizing the Company’s $30.0 million stock repurchase program for a 24-month period ending March 5, 2021. Under the program, the Company could opportunistically repurchase up to $30.0 million worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company were not eligible for repurchase under this program without further authorization from the Board. During the first six months of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million, which completed this program. On August 4, 2020, the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the second half of 2020. As of December 31, 2020, the maximum number of shares that may still be purchased under the Program is 3,061,849 shares, which was determined by dividing the remaining buyback authorization ($50.0 million) by the December 31, 2020 closing price of the

International Seaways, Inc.

Company’s common stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

See Note 12, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a description of shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management, which is incorporated by reference in this Item 5.

On January 9, 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25 million from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

We will designate the minimum price per share at which the common shares may be sold and the maximum amount of common shares to be sold through the sales agents during any selling period or otherwise determine such maximum amount together with the sales agents. Each sales agent will receive from us a commission of 3.0% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement on up to aggregate gross proceeds of $12.5 million of common shares sold under the Distribution Agreement and a commission of 2.25% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement in excess of aggregate gross proceeds of $12.5 million of common shares sold under the Distribution Agreement. In connection with the sale of common stock, each of the sales agents may be deemed an "underwriter" within the meaning of the Securities Act, and the compensation paid to the sales agents may be deemed to be underwriting commission.

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

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2016 (as there was no established published trading market for the Company’s common stock prior to this date) and December 31, 2020 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), Navios Maritime Acquisition Corporation (NNA), Diamond S Shipping Inc. (DSSI) and the Company, referred to as the peer group index. One Company which became public in 2019, Diamond S Shipping Inc. (DSSI), was added to the peer group.

International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

$250
$225
$200
$175
$150
$125
$100
$75
$50
VALUE OF $100 INVESTED ON 12/01/2016
Dec-16
Apr-17
Aug-17
Dec-17
Apr-18
Aug-18
Dec-18
Apr-19
Aug-19
Dec-19
Apr-20
Aug-20
Dec-20
INSW
S&P 500 Index
Peer Group Index

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on December 1, 2016 and that all dividends were reinvested.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s common stock that may be issued under the 2020 Management Incentive Compensation Plan and the 2020 Non-Employee Director Incentive Compensation Plan.

International Seaways, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of and for the five years ended December 31, 2020, presented below, is derived from our consolidated financial statements. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 30, 2016, the Company effected a stock split on its 102.21 issued and outstanding shares of common stock, which were all owned by our former parent company – Overseas Shipholding Group, Inc. (“OSG”), to allow for a pro rata dividend of such shares to the holders of OSG common stock and warrants. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Shipping revenues	$421,648	$366,184	$270,361	$290,101	$398,319
Income/(loss) from vessel operations	39,880	55,168	(54,531)	(107,945)	7,207
Loss before reorganization items and income taxes	(5,530)	(829)	(89,045)	(106,044)	(17,652)
Reorganization items, net	-	-	-	-	(131)
Loss before income taxes	(5,530)	(829)	(89,045)	(106,044)	(17,783)
Net loss	(5,531)	(830)	(88,940)	(106,088)	(18,223)
Depreciation and amortization	74,343	75,653	72,428	78,853	79,885
Net cash provided by/(used in) operating activities	216,140	87,486	(12,480)	17,395	128,960
Dividend to OSG	-	-	-	-	202,000
Cash and cash equivalents	199,390	89,671	58,313	60,027	92,001
Restricted cash	16,287	60,572	59,331	10,579	-
Total vessels, deferred drydock and other property at net book value(a)	1,144,548	1,315,641	1,347,568	1,140,363	1,130,607
Operating lease right-of-use assets	21,588	33,718	-	-	-
Total assets	1,586,539	1,753,501	1,848,601	1,664,484	1,662,521
Debt	535,815	661,095	810,667	552,937	439,651
Operating lease liabilities	19,120	30,911	-	-	-
Total equity	972,042	1,022,293	1,009,855	1,085,654	1,179,512
Per share amounts:
Basic and diluted net loss per share	(0.20)	(0.03)	(3.05)	(3.64)	(0.62)
Weighted average shares outstanding - basic and diluted	28,372,375	29,225,483	29,136,634	29,159,440	29,157,992
Other data:
Time charter equivalent revenues (b)	402,005	339,919	243,100	274,995	385,045
EBITDA(c)	105,525	141,091	43,614	14,056	102,464
Adjusted EBITDA(c)	220,114	164,669	68,295	117,775	222,883
(a)	Includes vessel held for sale of $5.1 million at December 31, 2017.
(b)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

(Dollars in thousands)	2020	2019	2018	2017	2016
Time charter equivalent revenues	$402,005	$339,919	$243,100	$274,995	$385,045
Add: Voyage expenses	19,643	26,265	27,261	15,106	13,274
Shipping revenues	$421,648	$366,184	$270,361	$290,101	$398,319

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

(Dollars in thousands)	2020	2019	2018	2017	2016
Net loss	$(5,531)	$(830)	$(88,940)	$(106,088)	$(18,223)
Income tax provision/(benefit)	1	1	(105)	44	440
Interest expense	36,712	66,267	60,231	41,247	40,362
Depreciation and amortization	74,343	75,653	72,428	78,853	79,885
EBITDA	105,525	141,091	43,614	14,056	102,464
Third-party debt modification fees	232	30	1,306	9,240	225
Separation and transition costs	—	—	—	604	9,043
Loss on disposal of vessels and other property, including impairments	100,087	308	19,680	86,855	79,203
Impairment of equity method investments	—	—	—	—	30,475
Gain on sale of investment in affiliated companies	—	(3,033)	—	—	—
Release of other comprehensive loss upon sale of investment in affiliated companies	—	21,615	—	—	—
Write-off of deferred financing costs	13,073	3,558	2,400	7,020	5,097
Loss/(gain) on extinguishment of debt	1,197	1,100	1,295	—	(3,755)
Reorganization items, net	—	—	—	—	131
Adjusted EBITDA	$220,114	$164,669	$68,295	$117,775	$222,883

International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This MD&A, which should be read in conjunction with our accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

●	General. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

●	Operations & Oil Tanker Markets. This section provides an overview of industry operations and dynamics that have an impact on the Company’s financial position and results of operations.

●	Results from Vessel Operations. This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital. This section provides an analysis of our cash flows, outstanding debt and commitments. Included in the analysis of our outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments as well as a discussion of the Company’s planned and/or already executed capital allocation activities.

●	Critical Accounting Estimates and Policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and invoice significant management estimates.

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7 of our Form 10-K for the year ended December 31, 2019 filed on March 3, 2020, for reference to discussion of the year ended December 31, 2018, the earliest of the three years presented.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2020 and 2019 we derived 79% and 76% of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2020, we owned or operated an International Flag fleet of 36 vessels aggregating 6.1 million dwt, including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two FSO service vessels in which we have ownership interests through joint venture partnerships (the “JV Vessels”). Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of

International Seaways, Inc.

the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 79% and 92% of our total TCE revenues in the spot market for the years ended December 31, 2020 and 2019, respectively. The decrease in spot market exposure during 2020 reflects our decision to opportunistically lock in four of our VLCCs on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies during the second quarter of 2020.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2020 at 94.5 million barrels per day (“b/d”), a decrease of 6.4 million b/d, or 6.3%, over the same quarter in 2019. The estimate for global oil consumption for 2021 is 96.6 million b/d, an increase of 5.9% over 2020. OECD demand in 2021 is estimated to increase by 6.7% to 44.8 million b/d, while non-OECD demand is estimated to increase by 5.7% to 51.9 million b/d.

Global oil production in the fourth quarter of 2020 was 92.3 million b/d, a decrease of 8.9% from the fourth quarter of 2019. OPEC crude oil production averaged 24.9 million b/d in the fourth quarter of 2020, an increase of 1.1 million b/d from the third quarter of 2020, and a decrease of 4.2 million b/d from the fourth quarter of 2019. Non-OPEC production decreased by 4.7 million b/d to 62.2 million b/d in the fourth quarter of 2020 compared with the fourth quarter of 2019. Oil production in the U.S. in the fourth quarter of 2020 increased by 5.1% to 11.1 million b/d compared to the third quarter of 2020 but decreased 13.5% from the fourth quarter of 2019.

U.S. refinery throughput decreased by 0.1 million b/d to 14.6 million b/d in the fourth quarter of 2020 compared with the third quarter of 2020. U.S. crude oil imports in the fourth quarter of 2020 decreased by 0.2 million b/d to 5.6 million b/d compared with the fourth quarter of 2019, with imports from OPEC countries declining by 0.6 million b/d and imports from non-OPEC countries increasing by 0.4 million b/d.

China’s crude oil imports reached a record 10.85 million b/d for 2020, an increase of 7.3% from 2019 levels, although December’s levels decreased to 9.1 million b/d due to teapot refineries not receiving import quotas for the month. November’s import levels were at 11.0 million b/d.

During the fourth quarter of 2020, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 2.6 million dwt as the crude fleet increased by 2.0 million dwt, with VLCCs and Suezmaxes growing by 1.5 and 0.6 million dwt, respectively, and the Aframax sector remained flat. The product carrier fleet expanded by 0.6 million dwt with MRs increasing by 0.6 million dwt while the LR1 sector remained flat. Year-over-year, the size of the tanker fleet increased by 19.2 million dwt with the largest increases in the VLCC, Suezmax and MR sectors, while Aframaxes and LR1s saw only modest growth in fleet size.

During the fourth quarter of 2020, the tanker orderbook increased by 4.8 million dwt overall, reflecting increased new ordering activity. The crude tanker orderbook increased by 5.4 million dwt, with increases of 4.4, 0.5 and 0.4 million dwt in the VLCC, Suezmax and Aframax sectors, respectively. The product carrier orderbook declined by 0.6 million dwt with LR1s declining by 0.1 million dwt and MRs declining by 0.4 million dwt.

Year-over-year, the total tanker orderbook was flat, with VLCCs and Aframaxes increasing by 1.1 and 1.6 million dwt, respectively, while the Panamax and MR orderbooks declined by 0.9 and 1.7 million dwt, respectively. The Suezmax orderbook remained flat.

Crude tanker rates fared poorly in the fourth quarter of 2020 with, the large inventory build-up seen in the second quarter as a result of overproduction and oil contango, continuing to put pressure on tanker rates during the fourth quarter. During the fourth quarter of 2020, all tanker types on benchmark routes were operating at or below industry average cash breakeven levels.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization (“WHO”) recognized the novel coronavirus (“COVID-19”) as a pandemic. COVID-19 severely restricted the level of economic activity around the world during 2020. In response to COVID-19, the governments of many countries, states, cities, and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. Further, individuals' ability to travel was curtailed through mandated travel restrictions and were further limited through

International Seaways, Inc.

additional voluntary or mandated closures of travel-related businesses. These pandemic-related travel restrictions impacted the Company’s business operations and will likely continue to do so until vaccines have been widely administered and governments of countries begin to ease travel restrictions. The pandemic-related travel restrictions during 2020 led to a drop in consumer demand for oil. This coupled with OPEC’s decision to cut oil production, created a contango in the price of oil, which initially created a strong demand for the transportation and storage of crude oil on tankers, and resulted in very favorable earnings for tanker owners like INSW during the first half of 2020. However, beginning in the third quarter of 2020, tanker rates began to experience a downward pressure as the demand for the transportation and storage of crude oil experienced during the first half of the year reversed as the drawdown of the large inventory buildup commenced. Also, our ability to rotate seafarers on and off our fleet of vessels was extremely challenging during 2020. Changing immigration rules, mandatory quarantine requirements and limited air travel made crew rotations very complicated and expensive and has caused many of our seafarers to remain onboard our vessels for longer that their contract periods. We and many of our industry peers and industry trade groups lobbied governments and port authorities during 2020 to award seafarers “essential worker” status, with the same travel and immigration privileges often conferred on aircraft staff and medical workers. In July 2020, more than a dozen countries including critical global shipping hubs like the U.S., Singapore, Greece and the United Arab Emirates pledged to ease port and border restrictions and to help stranded crews return home.

We implemented various measures to protect our seafarers and shore-based personnel and reduce the spread of the virus. Strict quarantine and testing protocols were implemented for personnel and visitors to our vessels. Since our shore-based personnel and those of our third-party technical and commercial operators were able to work remotely from home using various technology tools, we were able to maintain our operations and internal controls over financial reporting and disclosures.

RESULTS FROM VESSEL OPERATIONS

During 2020, income from vessel operations decreased by $15.3 million to $39.9 million from $55.2 million in 2019. An increase of $99.8 million in losses on disposals of vessels and other property, including impairments, in the current year drove such decrease. Offsetting these non-cash charges to a large extent were significantly higher TCE revenues, and lower charter hire expenses, which were due to fewer chartered-in vessels in the Crude Tankers Lightering business and the Company’s redelivery of four time-chartered in MRs between August 2019 and July 2020.

The increase in TCE revenues in 2020 of $62.1 million, or 18%, to $402.0 million from $339.9 million in 2019 primarily reflects higher average daily rates across all of INSW’s fleet sectors, which accounted for an increase of approximately $104.9 million. Such rates-based increases were partially offset by (i) fewer revenue days in the VLCC fleet during 2020 due in large part to vessels being off-hire while undergoing scrubber installations and the sales of a 2002-built and 2003-built VLCC during the fourth quarter of 2020, (ii) a days-based decrease in the MR fleet primarily resulting from the sales and redeliveries of six MRs between June 2019 and July 2020, (iii) a decline in revenue days in the Panamax fleet primarily due to 325 more drydock days in the current year, and (iv) a lower volume of activity in the Crude Tankers Lightering business, all of which accounted for offsetting decreases in TCE revenue of $5.6 million, $14.8 million, $4.4 million and $19.8 million, respectively.

International Seaways, Inc.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2019 and 2020 by our Crude Tankers and Product Carriers fleet. See segment discussion below for a description of the market factors that impacted the quarterly trend of spot rates during 2020.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
VLCC:
Average rate	$54,102	$63,754	$71,747	$35,740	$17,507
Revenue days	986	793	719	810	750
Suezmax:
Average rate	$50,871	$42,836	$48,989	$28,246	$10,406
Revenue days	183	182	180	180	184
Aframax:
Average rate	$31,302	$31,649	$30,559	$10,860	$8,120
Revenue days	303	361	334	368	307
Panamax:
Average rate	$29,144	$42,071	$35,049	$15,508	$9,517
Revenue days	92	91	91	118	92

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
LR2
Average rate	$23,222	$28,799	$38,933	$21,505	$16,795
Revenue days	92	91	91	92	37
LR1
Average rate	$28,652	$38,644	$30,851	$14,900	$14,867
Revenue days	534	487	545	534	305
MR
Average rate	$14,028	$20,719	$17,168	$14,368	$10,045
Revenue days	604	571	480	390	347

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

International Seaways, Inc.

Crude Tankers

(Dollars in thousands, except daily dollar amounts)	2020	2019
TCE revenues	$318,588	$259,517
Vessel expenses	(97,354)	(93,672)
Charter hire expenses	(18,803)	(35,114)
Depreciation and amortization	(57,980)	(59,387)
Adjusted income from vessel operations (a)	$144,451	$71,344
Average daily TCE rate	$38,509	$26,765
Average number of owned vessels (b)	23.8	25.0
Average number of vessels chartered-in under operating leases	2.1	3.9
Number of revenue days: (c)	8,273	9,696
Number of ship-operating days: (d)
Owned vessels	8,698	9,125
Vessels bareboat chartered-in under operating leases	732	730
Vessels time chartered-in under operating leases (e)	44	359
Vessels spot chartered-in under operating leases (e)	—	331
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and loss on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel and spot chartered-in 29 vessels under operating leases at various points during 2019 for full service lightering jobs. Only one vessel was time chartered-in for a portion of the year ended December 31, 2020.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2020 and 2019 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $674 and $778 per day in 2020 and 2019, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$46,948	$68,658	$31,726	$—
Revenue days	3,072	883	4,254	—
Suezmax:
Average rate	$32,515	$—	$29,762	$—
Revenue days	725	—	729	—
Aframax:
Average rate	$20,526	$—	$20,011	$—
Revenue days	1,369	—	1,386	—
Panamax:
Average rate	$24,810	$15,765	$16,263	$13,471
Revenue days	392	1,645	330	2,031

During 2020, TCE revenues for the Crude Tankers segment increased by $59.1 million, or 23%, to $318.6 million from $259.5 million in 2019, principally as a result of significantly higher average blended rates in the VLCC, Suezmax, and Panamax sectors aggregating approximately $88.3 million. The increased rates in the VLCC fleet accounted for $78.6 million of this total rates-based increase. The very strong rate environment for Crude Tanker fixtures concluded during the latter portion of the first quarter of 2020 and the majority of the second quarter of 2020 was due in large part to increased oil production and a growth in demand for floating storage. During the second quarter of 2020, four of the Company’s VLCCs commenced time charters with periods ranging from seven to 36 months at

International Seaways, Inc.

attractive rates. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production has declined and consequently so did the need for floating storage. This development negatively impacted the demand for oil tankers during the second half of 2020. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Partially offsetting the rates-based increases in TCE revenues described above was the impact of a 505-day decrease in VLCC and Panamax revenue days aggregating $10.0 million and a $19.8 million decrease in revenue in the Crude Tankers Lightering business in 2020. The decrease in VLCC and Panamax revenue days resulted primarily from (i) a 93-day and 325-day increase in drydock days for the VLCC and Panamax fleets, respectively, during 2020 for scrubber installations on the VLCCs and for regularly scheduled drydocks on the Panamaxes, and (ii) the sales of a 2003-built VLCC and a 2002-built VLCC during November and December 2020, respectively.

Through January 2021, the Company has completed the scrubber installations on eight of its modern VLCCs. The scrubber installations on its final two modern VLCC were rescheduled from 2020 to 2021 because of challenges to the original schedule posed by COVID-19. The later dates now align with the natural drydocking dates for the vessels.

The expected offhire days across the fleets could be subject to increase due to the impacts that COVID-19 has had and may continue to have on international travel and movement of personnel and other scheduling changes.

Vessel expenses increased by $3.7 million to $97.4 million in 2020 from $93.7 million in 2019. Such increase reflects (i) approximately $1.2 million in technical management transition costs incurred on six of our VLCCs during 2020, (ii) approximately $1.4 million in COVID-19 related crew bonuses, travel and accommodation costs and voyage deviation costs incurred to facilitate crew changes during 2020, (iii) approximately $2.1 million increase in drydock deviation costs, (iv) increased insurance costs, and (v) approximately $0.8 million in off-hire fuel costs for the Seaways Mulan during the time it was held in Indonesia, partially offset by a decrease in vessel expenses resulted from the VLCC sales noted above and the sale of a 2002-built Aframax in January 2020 and a 2001-built Aframax in November 2020. Charter hire expenses decreased by $16.3 million to $18.8 million in 2020 from $35.1 million in 2019. The decrease reflects a significant decrease in spot and short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of the absence of full-service lightering activity in 2020.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $6.6 million for 2020 compared to $5.8 million for 2019. The increase in the current period’s operating income as compared to prior year’s period primarily reflects reductions in charter hire expense offset by lower levels of full-service lightering activity in 2020. During 2020, zero full service and 369 service support only lighterings were performed, as compared to 57 full service and 378 service support only lighterings in the prior year. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on 18 spot voyages. Weakness in the U.S. Gulf Aframax market in 2019 resulted in those voyages achieving TCE results that were on average lower than the charter-in rates for these vessels. The two chartered-in Aframaxes employed in Crude Tankers Lightering business in the first quarter of 2020 performed four spot voyages at high rates prior to their redelivery, which contributed approximately $2.4 million of income during the period.

International Seaways, Inc.

Product Carriers

(Dollars in thousands, except daily dollar amounts)	2020	2019
TCE revenues	$83,417	$80,402
Vessel expenses	(31,019)	(29,533)
Charter hire expenses	(11,311)	(22,398)
Depreciation and amortization	(16,269)	(16,152)
Adjusted income from vessel operations	$24,818	$12,319
Average daily TCE rate	$20,745	$15,652
Average number of owned vessels	9.9	9.9
Average number of vessels chartered-in under operating leases	2.1	4.5
Number of revenue days	4,021	5,137
Number of ship-operating days:
Owned vessels	3,611	3,630
Vessels time chartered-in under operating leases	763	1,654

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2020 and 2019 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $659, and $486 per day in 2020 and 2019, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2
Average rate	$28,202	$17,371	$20,242	$—
Revenue days	310	52	341	—
LR1 (1)
Average rate	$25,721	$—	$21,490	$—
Revenue days	1,872	—	1,766	—
MR
Average rate	$16,373	$—	$12,590	$—
Revenue days	1,787	—	3,013	—
(1)	During the 2020 and 2019 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that at times transported refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During 2020, TCE revenues for the Product Carriers segment increased by $3.0 million, or 4%, to $83.4 million from $80.4 million in 2019. Year-over-year increases in average daily blended rates earned across all Product Carrier fleets accounted for an increase in revenue of approximately $15.6 million. Also contributing to the increase was a $1.9 million days-based increase in the LR1 fleet which resulted principally from (i) the entry into a two-year time charter-in of a 2006-built LR1 in August 2019, and (ii) the purchase of a 2009-built LR1 that was delivered to the Company in February 2020, partially offset by (i) 226 more drydock days in the current year and (ii) one six-month time charter-in of a LR1 that was redelivered to its owner in November 2019. These increases were offset to a large extent by a $14.8 million days-based decline in TCE revenues arising from a 1,226-day decrease in MR revenue days arising from the redelivery of four time chartered-in MRs to their owners between the third quarter of 2019 and July 2020 and the sales of two 2004-built MRs between June and July 2019.

Vessel expenses during 2020 increased by $1.5 million to $31.0 million from $29.5 million in 2019 primarily due to an increase in insurance costs and drydock deviation costs in the current year, partially offset by the net impact of the vessel transactions described above. Charter hire expenses decreased by $11.1 million to $11.3 million in 2020 from $22.4 million in 2019 due to the vessel transactions described above.

International Seaways, Inc.

General and Administrative Expenses

During 2020, general and administrative expenses increased by $2.2 million to $29.0 million from $26.8 million in 2019. The primary drivers for such increase are (i) a $2.4 million increase in compensation and benefits costs, of which $1.4 million relates to non-cash stock compensation, and (ii) a $0.2 million increase in directors and officers liability insurance costs. These increases were partially offset by an approximately $0.7 million decrease in travel and entertainment costs, due to COVID-19 related travel restrictions.

Provision for Credit Losses

Provision for credit losses totaled a net benefit of $0.1 million during 2020, as compared to an expense of $1.2 million during 2019. The 2019 provision for credit losses were primarily related to one customer from the Company’s Crude Tankers Lightering business, for whom two full service lighterings were performed during the fourth quarter of 2018, who filed for bankruptcy in 2019. During 2020 we recovered $0.1 million from this customer and wrote off the remaining $1.1 million provision.

Equity in Income of Affiliated Companies

In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with North Oil Company (“NOC”), relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022. The fixed charter rates during the extension period although lower than the charter rates that are currently in effect, provide certainty with respect to cash flows over the remaining economic lives of FSO service vessels. Based on the Company’s 50% ownership interest in the FSO Joint Venture, the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

During 2020, equity in income of affiliated companies decreased by $7.1 million to $4.1 million from $11.2 million in 2019. This decrease was principally attributable to decreases in earnings from the FSO Joint Venture of $15.3 million, partially offset by the non-recurrence of the 2019 recognition of an $8.2 million loss from the LNG joint venture, which was sold in October 2019, as discussed below. The decrease in earnings from the FSO Joint Venture reflects INSW’s $16.4 million share of the non-cash deferred tax provision recorded by the FSO Joint Venture in the fourth quarter of 2020, which was driven by the execution of 10-year extensions on each of the joint venture’s existing service contracts in October 2020. The deferred tax provision relates to temporary differences between the financial reporting and tax basis of the FSO Vessels, which are scheduled to reverse over the period from the expiry of the current service contracts in 2022 through the expiry of the extended contracts in 2032. Earnings generated from the FSO Joint Venture also reflect decreases in interest expense due to lower average outstanding debt balances in 2020.

The $8.2 million loss recognized from the LNG joint venture in 2019 was attributable to the release of the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG joint venture of $21.6 million into earnings from accumulated other comprehensive loss upon the Company’s sale of its ownership interest in the joint venture, offset in part by a $3.0 million cash gain on such sale and $10.4 million of earnings from the joint venture during 2019 prior to its sale.

Other Expense

Other expense was $12.8 million for the year ended December 31, 2020 compared with $0.9 million for the year ended December 31, 2019. The current period expense includes (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment. Similarly, the 2019 expense includes a 1% prepayment fee of $1.1 million and the write-off of $3.6 million of unamortized original issue discount and deferred financing costs associated with the $110 million principal prepayments on the 2017 Debt Facilities. Such charges in 2020 and 2019 were both partially offset by interest income on cash deposits, net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom. Interest income earned on the Company’s cash deposits decreased in 2020 due to a decline in interest rates.

International Seaways, Inc.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2020	2019
Interest before items shown below	$26,868	$64,085
Interest cost on defined benefit pension obligation	545	681
Impact of interest rate hedge derivatives	9,299	1,501
Interest expense	$36,712	$66,267

Interest expense was $36.7 million in 2020, compared with $66.3 million in 2019. Interest expense decreased as a result of lower average outstanding debt balances in 2020 compared with 2019, principally attributable to $110 million in principal prepayments on the 2017 Term Loan Facility during the second half of 2019, the $40 million payoff of the Transition Term Loan Facility in August 2020 and the use of cash in the January 2020 refinancing to further reduce outstanding debt balances, and lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020, and lower average LIBOR rates during 2020 compared with 2019. See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

Income Tax Expense

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2020. We will qualify for the Section 883 exemption for 2021 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2020	2019
Net loss	$(5,531)	$(830)
Income tax provision	1	1
Interest expense	36,712	66,267
Depreciation and amortization	74,343	75,653
EBITDA	105,525	141,091
Third-party debt modification fees	232	30
Loss on disposal of vessels and other property, including impairments	100,087	308
Gain on sale of investment in affiliated companies	—	(3,033)
Release of other comprehensive loss upon sale of investment in affiliated companies	—	21,615
Write-off of deferred financing costs	13,073	3,558
Loss on extinguishment of debt	1,197	1,100
Adjusted EBITDA	$220,114	$164,669

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

Liquidity

Working capital at December 31, 2020 was approximately $148.0 million compared with $73.0 million at December 31, 2019. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash increased by $65.4 million during the year ended December 31, 2020. This increase reflects cash provided by operating activities of $216.1 million, proceeds from the issuance of debt, net of issuance and deferred financing costs of $363.0 million, proceeds from disposal of vessels and other property of $73.1 million, and net returns of capital and deposits received from affiliated companies of $9.8 million. Such cash inflows were partially offset by $50.6 million in expenditures for vessels and other property, $422.7 million related to extinguishment of the Company’s 2017 Term Loan Facility, ABN Term Loan Facility, 10.75% Subordinated Notes and Transition Term Loan Facility, scheduled principal amortization for the Company’s debt facilities totaling $82.0 million, which included a $20.0 million repayment of the outstanding balance under the Core Revolving Facility that was initially drawn down in connection with the January 2020 refinancing, cash dividends of $6.8 million, and $30.0 million in repurchases of common stock.

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

As of December 31, 2020 we had total liquidity on a consolidated basis of $255.7 million comprised of $215.7 million of cash (including $16.3 million of restricted cash) and $40 million of undrawn revolver capacity. Restricted cash of $16.3 million as of December 31, 2020 represents legally restricted cash relating to the Sinosure Credit Facility. Such facility stipulates that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facility.

As of December 31, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $535.8 million and a net debt to total capitalization of 24.8%, which compares with 33.3% at December 31, 2019.

International Seaways, Inc.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a prudent financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector.

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a regular quarterly cash dividend, and from time-to-time, repurchase shares of our common stock.

The following is a summary of the significant capital allocation activities the Company has executed during the past twelve months and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

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

The combined effect of (i) the entry into the 2020 Debt Facilities, which lowered our average interest rates on the refinanced portion of our debt by 350 basis points, and our overall average interest rates by 200 basis points, (ii) lower LIBOR rates during 2020, and (iii) lower average debt outstanding during 2020, reduced our annual cash interest expense by approximately $25.0 million.

On March 4, 2020, the $20.0 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand.

On August 10, 2020, the $40.0 million outstanding principal balance under the Transition Term Loan Facility was repaid in full using available cash on hand, which further reduced interest expense in 2020.

See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details on the Company’s debt facilities.

International Seaways, Inc.

During 2020, the Company sold and delivered a 2002-built Aframax, a 2001-built Aframax, a 2003-built VLCC, and a 2002-built VLCC for net proceeds of $73.1 million.

In February 2020, the Company took delivery of a 2009-built LR1 pursuant to a memorandum of agreement entered into in December 2019 for a purchase price of $18.8 million, of which 10% was previously paid in 2019.

On February 26, 2020, May 20, 2020, August 4, 2020, and October 28, 2020 the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 30, 2020, June 22, 2020, September 23, 2020, and December 23, 2020, respectively, to stockholders of record as of March 17, 2020, June 8, 2020, September 9, 2020, and December 8, 2020, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 23, 2021. The dividend will be paid on March 26, 2021 to shareholders of record at the close of business on March 11, 2021.

Pursuant to the Company’s $30.0 million stock repurchase program expiring on March 5, 2021, during the first half of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases for a total cost of $30.0 million, which completed the remaining amount under this program. On August 4, 2020, the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were repurchased during the second half of 2020.

On October 19, 2018, the Company filed a Registration Statement on Form S-3 (“Shelf Registration”) with the Securities and Exchange Commission (“SEC”). Following the effective date of the Shelf Registration, the Company may from time to time offer equity or debt securities at an aggregate offering price not to exceed $100 million. This Shelf Registration replaced the remaining $75 million balance of a shelf registration on Form S-3 that was declared effective in May 2018.

As described in Item 5, “Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Equity Securities,” on January 9, 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of the Company. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $25 million from time to time through the sales agents. The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as instructed by us.

We intend to use the net proceeds of such offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement.

As of December 31, 2020, the Company has remaining contractual commitments for the purchase and installation of scrubbers on three of its 10 modern VLCCs. Through January 2021, scrubber installations have been completed on eight of our modern VLCCs and installations on the two remaining VLCCs are scheduled for completion later in 2021. The Company also has outstanding contractual commitments for the purchase and installation of ballast water treatment systems on six vessels. As of December 31, 2020, the Company’s aggregate purchase commitments for vessel betterments are approximately $6.7 million (see Aggregate Contractual Obligations table below). These systems are intended to be funded with available liquidity and proceeds from the sales of vessels.

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard, subject to certain conditions customary to similar transactions. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in 2023, the vessels will be employed on seven-year time charter contracts with oil major – Shell. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and available liquidity.

Outlook

We believe that 2021 will likely be a weaker rate environment for tankers than 2020. Crude and product oil inventories that were built up during the second and third quarters of 2020 are in the process of being drawn down at sea and ashore, both causing more tankers

International Seaways, Inc.

to reenter the market, and fewer barrels to move to demand centers.  Further incentivizing the use of oil already in storage is the fact that crude oil pricing is in backwardation. COVID-19 also continues to negatively impact oil demand even though vaccination rates are starting to ramp up worldwide.

To prepare for the market lows of 2021 and in an effort to take advantage of the dynamic oil tanker markets, maximize significant near-term cash generation and reduce risk, during the second and third quarters of 2020, we opportunistically locked in four of our VLCCs and our LR2 on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies. We continue to expect that oil supply and demand will start to come back into balance during 2021, creating a market rebound when worldwide demand for oil increases.

We paid down high interest rate debt over the last 24-months, putting the Company in a strong position to navigate through the expected period of weaker rates during 2021. Our balance sheet, coupled with our time charter coverage, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

While the Company was in compliance with all of its debt covenants as of December 31, 2020 (See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details), the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach one of the financial covenants under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. Such covenant requires the Company to ensure that the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense (“Interest Coverage Ratio”) will not be lower than 2.50:1.00. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. In addition to obtaining a waiver from its lenders or deploying additional vessels on time charters at rates above the currently forecasted spot rates in order to increase the Company’s Consolidated EBITDA, the Company has a number of actions it can independently take to avoid a potential covenant breach. Such possible actions include reducing interest expense by paying off the Company’s outstanding interest rate swaps during the first quarter of 2021.

Carrying Value of Vessels

At December 31, 2020, 20 of the Company’s owned vessels were pledged as collateral under certain of the Company’s debt facilities including the 2020 Debt Facilities and Sinosure Credit Facility. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their fair market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2020. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

International Seaways, Inc.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value
Crude Tankers
VLCC	7.9	11	$707,680
Suezmax	3.4	2	103,239
Aframax	7.5	1	31,017
Panamax	18.2	7	49,881
Total Crude Tankers(1)	8.8	21	$891,817

Product Carriers
LR2	6.4	1	$56,291
LR1	11.9	5	87,559
MR	10.0	4	69,873
Total Product Carriers(2)	10.5	10	$213,723
(1)	As of December 31, 2020, the Crude Tankers segment includes vessels with an aggregate carrying value of $695.3 million, which the Company believes exceeds their aggregate market value of approximately $584.0 million by $111.3 million.
(2)	As of December 31, 2020, the Product Carriers segment includes vessels with an aggregate carrying value of $106.3 million, which the Company believes exceeds their aggregate market value of approximately $75.6 million by $30.7 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, the FSO Joint Venture had total bank debt outstanding of $90.4 million, of which $45.2 million was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220 million secured credit facility on April 26, 2018 (See Note 6, “Equity Method Investments” to the accompanying consolidated financial statements). The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of December 31, 2020, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $46.4 million and the carrying value of the Company’s guaranty in the accompanying consolidated balance sheet was $44 thousand.

See Note 6, “Equity Method Investments,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

In addition and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make

International Seaways, Inc.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2020 follows:

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
Core Term Loan Facility - floating rate(1)	$48,490	$46,940	$45,370	$43,871	$120,279	$—	$304,950
Sinosure Credit Facility - floating rate(2)	34,036	32,996	31,957	30,939	29,878	138,358	298,164
8.5% Senior Notes - fixed rate	2,125	2,125	26,063	—	—	—	30,313
Operating lease obligations: (3)
Bareboat Charter-ins	6,278	6,278	4,532	—	—	—	17,088
Time Charter-ins	4,184	—	—	—	—	—	4,184
Office space	936	273	229	178	—	—	1,616
Vessel betterment commitments(4)	6,205	492	—	—	—	—	6,697
Other(5)	109	—	—	—	—	—	109
Total	$102,363	$89,104	$108,151	$74,988	$150,157	$138,358	$663,121
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.40%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $226.3 million notional amount and 0.50% for the $25.0 million notional amount covered in the interest rate swaps (as described below under Risk Management) and (ii) the effective three-month LIBOR rate of 0.25% as of December 31, 2020 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027 (as described below under Risk Management), or (ii) the effective three-month LIBOR rate of 0.24% as of December 31, 2020 for periods after the swap maturity date.
(3)	As of December 31, 2020, the Company had charter-in commitments for three vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(4)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on six vessels, and the purchase and installation of scrubbers on three of its VLCC tankers.
(5)	Represents the Company’s commitments for its share of charter hire payments due pursuant to a 12-month profit share agreement entered into in March 2020.

International Seaways, Inc.

In addition to the above long-term contractual obligations we have certain obligations for our shore-based employees as of December 31, 2020, related to a defined benefit pension plan in the U.K. as follows:

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
Defined benefit pension plan contributions(1)	$725	$747	$769	$792	$816	$2,597	$6,446

Total	$725	$747	$769	$792	$816	$2,597	$6,446

(1)	Represents estimated employer contributions under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), pursuant to the Scheme's deficit funding plan. The contributions are subject to change after an actuarial estimate of the Scheme's funding level is produced. The employer contributions in respect of the deficit funding plan will cease and no longer apply if the actuarial estimate reveals a funding level of at least 100% of the deficit funding plan.

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

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility (see Note 8, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional Interest Rate Collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the Interest Rate Collar prior to the re-designation on January 28, 2020 that were recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

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

The Company was also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.99% through the termination date of March 21, 2022. The interest rate swap agreement was designated and qualified as a cash flow hedge and contained no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as our other derivatives. The financing component is recorded in current and noncurrent other liabilities on the consolidated balance sheet at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows.

International Seaways, Inc.

In light of the expected discontinuation of the use of LIBOR at some point after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2021 sunset date draws closer.

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2021	2022	2023	2024	2025	2025	Total	Dec. 31, 2020
Liabilities
Debt
Fixed rate debt	$—	$—	$25.0	$—	$—	$—	$25.0	$25.7
Average interest rate	8.50%	8.50%	8.50%
Variable rate debt (1)	$61.5	$61.5	$61.5	$61.5	$143.5	$128.2	$517.7	$517.7
Average interest rate (1)	4.28%	4.28%	4.29%	4.29%	4.39%	2.98%
(1)	Includes amounts outstanding under the Sinosure Credit Facility as floating rate debt estimated based on the applicable margin of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027, or (ii) the effective three-month LIBOR rate of 0.24% as of December 31, 2020 for periods after the swap maturity date, and amounts outstanding under the Core Term Loan facility as floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.40%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $226.3 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.25% as of December 31, 2020 for the remaining outstanding balance.

As of December 31, 2020, the Company had secured term loans (the Core Term Loan Facility and the Sinosure Credit Facility) and a revolving credit facility (the Core Revolving Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. As discussed in Interest rate risk section above, the Company has

International Seaways, Inc.

entered into interest rate swaps agreements for the Core Term Loan Facility and the Sinosure Credit Facility to limit the floating interest rate exposure associated with the debt facilities. Only $20.3 million of the Core Term Loan Facility is unhedged as of December 31, 2020. There was no outstanding balance under the Core Revolving Facility as of December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

Revenue Recognition

The Company’s contract revenues consist of revenues from time charters, bareboat charters, voyage charters and pool revenues. The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842, Leases (ASC 842). Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606, Revenue from Contracts with Customers (ASC 606).

Under ASC 842, lease revenue for fixed lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Initial direct costs are expensed over the lease term on the same basis as lease revenue. The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types, as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee. Accordingly, effective January 1, 2019, the Company’s primary revenue streams are accounted for as lease revenue under ASC 842, except for revenue from voyage charters that do not meet the definition of a lease.

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

International Seaways, Inc.

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

The Company recognizes revenues from services in accordance with the provisions of ASC 606. The standard provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

As the Company’s performance obligations are services which are received and consumed by its customers as it performs such services, revenues are recognized over time proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. The minimum duration of services is less than one year for each of the Company’s current contracts.

Leases

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

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes accrued lease payments and lease incentives. Our lease terms take into consideration options to extend or terminate the lease, or purchase the underlying asset when it is reasonably certain that we will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

International Seaways, Inc.

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

Provision for Credit Losses

The Company’s voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, which are primarily unbilled amounts due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, which are due within one year. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We maintain allowances for estimated credit losses and these losses have generally been within our expectations. Under ASC 842, no lease income should be recognized if collectability is not deemed probable. Accordingly, the Company does not record operating lease receivables for which collection is not deemed probable.

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

Company management estimates the scrap steel value of all of its vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap steel prices, the historic pattern of annual average scrap steel rates over the five years ended December 31, 2020, which ranged from $235 to $440 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap steel prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of Vessel Recycling activity in 2020 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements or proposals, costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age and IMO 2020 requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

Although management believes that the assumptions used to determine the scrap steel value for its vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

International Seaways, Inc.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, operating expenses, utilization, drydocking and capital expenditure requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) rates as forecasted by third party analysts, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. Management uses the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures a distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and capital expenditures and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and estimates of residual value for recyclings are based upon the pattern of scrap rates used in management’s evaluation of salvage value for purposes of recording depreciation. Finally, for vessels that are being considered for disposal before the end of their respective useful lives, the Company utilizes weighted probabilities assigned to the possible outcomes for such vessels being sold or scraped before the end of their respective useful lives.

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

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker recyclings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future.

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

In determining the benefit obligations at the end of year measurement date, the Company continues to use an equivalent single weighted-average discount rate, at December 31, 2020 (1.20%) and 2019 (2.00%), respectively. Management believes these rates to be appropriate for ongoing plans, such as the Scheme, with a long duration. The Company also assumed a long-term rate of return on the Scheme assets of 3.36% and 3.89% at December 31, 2020 and 2019, respectively, based on the asset mix as of such dates and management’s estimate of the long-term rate of return that could be achieved over the remaining duration of the Scheme.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity.”

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2020, 2019 and 2018

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$199,390	$89,671
Voyage receivables, net of allowance for credit losses of $55 and $1,245,
including unbilled of $38,430 and $74,355	43,362	83,845
Other receivables	4,479	3,938
Inventories	3,601	3,896
Prepaid expenses and other current assets	6,002	5,994
Total Current Assets	256,834	187,344
Restricted cash	16,287	60,572
Vessels and other property, less accumulated depreciation	1,108,214	1,292,516
Deferred drydock expenditures, net	36,334	23,125
Operating lease right-of-use assets	21,588	33,718
Investments in and advances to affiliated companies	141,924	153,292
Long-term derivative asset	2,129	—
Other assets	3,229	2,934
Total Assets	$1,586,539	$1,753,501

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,425	$27,554
Current portion of operating lease liabilities	8,867	12,958
Current installments of long-term debt	61,483	70,350
Current portion of derivative liability	4,121	3,614
Total Current Liabilities	108,896	114,476
Long-term operating lease liabilities	10,253	17,953
Long-term debt	474,332	590,745
Long-term portion of derivative liability	6,155	6,545
Other liabilities	14,861	1,489
Total Liabilities	614,497	731,208

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 28,014,877 and 29,274,452
shares issued and outstanding	1,280,501	1,313,178
Accumulated deficit	(275,846)	(270,315)
	1,004,655	1,042,863
Accumulated other comprehensive loss	(32,613)	(20,570)
Total Equity	972,042	1,022,293
Total Liabilities and Equity	$1,586,539	$1,753,501

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2020	2019	2018
Shipping Revenues:
Pool revenues, including $194,258, $165,583 and $94,441
from companies accounted for by the equity method	$272,980	$254,055	$177,206
Time and bareboat charter revenues	88,719	27,625	25,961
Voyage charter revenues	59,949	84,504	67,194
	421,648	366,184	270,361

Operating Expenses:
Voyage expenses	19,643	26,265	27,261
Vessel expenses	128,373	123,205	135,003
Charter hire expenses	30,114	57,512	44,910
Depreciation and amortization	74,343	75,653	72,428
General and administrative	29,047	26,798	24,304
Provision for credit losses, net	(71)	1,245	—
Third-party debt modification fees	232	30	1,306
Loss on disposal of vessels and other property, including impairments	100,087	308	19,680
Total operating expenses	381,768	311,016	324,892
Income/(loss) from vessel operations	39,880	55,168	(54,531)
Equity in income of affiliated companies	4,119	11,213	29,432
Operating income/(loss)	43,999	66,381	(25,099)
Other expense	(12,817)	(943)	(3,715)
Income/(loss) before interest expense and income taxes	31,182	65,438	(28,814)
Interest expense	(36,712)	(66,267)	(60,231)
Loss before income taxes	(5,530)	(829)	(89,045)
Income tax (provision)/benefit	(1)	(1)	105
Net loss	$(5,531)	$(830)	$(88,940)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	28,372,375	29,225,483	29,136,634

Per Share Amounts:
Basic and diluted net loss per share	$(0.20)	$(0.03)	$(3.05)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2020	2019	2018
Net loss	$(5,531)	$(830)	$(88,940)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized losses on cash flow hedges	(12,366)	9,788	7,469
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	46	32	(13)
Net change in unrecognized actuarial losses	277	(461)	3,022
Other Comprehensive (Loss)/Income, net of tax	(12,043)	9,359	10,478
Comprehensive (Loss)/Income	$(17,574)	$8,529	$(78,462)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,531)	$(830)	$(88,940)
Items included in net loss not affecting cash flows:
Depreciation and amortization	74,343	75,653	72,428
Loss on write-down of vessels and other assets	103,022	—	19,037
Amortization of debt discount and other deferred financing costs	2,898	6,920	6,212
Deferred financing costs write-off	13,073	3,558	2,400
Stock compensation	5,631	4,278	3,162
Earnings of affiliated companies	(4,013)	(30,266)	(29,201)
Release other comprehensive loss upon sale of investment in affiliated companies	—	21,615	—
Change in fair value of interest rate collar recorded through earnings	1,271	(923)	—
Other – net	1,747	1,461	448
Items included in net loss related to investing and financing activities:
(Gain)/loss on disposal of vessels and other assets, net	(2,935)	308	643
Gain on sale of investment in affiliated companies	—	(3,033)	—
Loss on extinguishment of debt	1,197	1,100	1,295
Cash distributions from affiliated companies	4,644	13,855	43,622
Payments for drydocking	(25,642)	(19,546)	(4,520)
Insurance claims proceeds related to vessel operations	5,238	2,179	5,436
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	40,483	10,778	(36,436)
Increase/(decrease) in deferred revenue	2,995	(25)	(893)
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	(2,281)	404	(7,173)
Net cash provided by/(used in) operating activities	216,140	87,486	(12,480)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(50,049)	(36,607)	(148,946)
Proceeds from disposal of vessels and other property	73,121	15,767	169,292
Expenditures for other property	(507)	(574)	(1,096)
Proceeds from sale of investment in affiliated companies	—	122,755	—
Investments in and advances to affiliated companies, net	2,347	2,338	3,679
Repayments of advances from joint venture investees	7,456	4,195	100,780
Net cash provided by investing activities	32,368	107,874	123,709
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	362,989	(100)	70,120
Extinguishment of debt	(422,699)	(110,000)	(62,069)
Premium and fees on extinguishment of debt	(205)	(2,092)	—
Payments on debt	(82,007)	(49,911)	(71,610)
Cash payments on derivatives containing other-than-insignificant financing element	(2,681)	—	—
Cash dividends paid	(6,770)	—	—
Repurchases of common stock	(29,997)	—	—
Cash paid to tax authority upon vesting of stock-based compensation	(1,541)	(369)	(410)
Other – net	(163)	(289)	(222)
Net cash used in by financing activities	(183,074)	(162,761)	(64,191)
Net increase in cash, cash equivalents and restricted cash	65,434	32,599	47,038
Cash, cash equivalents and restricted cash at beginning of year	150,243	117,644	70,606
Cash, cash equivalents and restricted cash at end of year	$215,677	$150,243	$117,644

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
Balance at January 1, 2018	$1,306,606	$(180,545)	$(40,407)	$1,085,654
Net loss	—	(88,940)	—	(88,940)
Other comprehensive income	—	—	10,478	10,478
Forfeitures of vested restricted stock awards	(499)	—	—	(499)
Compensation relating to restricted stock awards	860	—	—	860
Compensation relating to restricted stock units awards	1,412	—	—	1,412
Compensation relating to stock option awards	890	—	—	890
Balance at December 31, 2018	1,309,269	(269,485)	(29,929)	1,009,855
Net loss	—	(830)	—	(830)
Other comprehensive income	—	—	9,359	9,359
Forfeitures of vested restricted stock awards	(369)	—	—	(369)
Compensation relating to restricted stock awards	899	—	—	899
Compensation relating to restricted stock units awards	2,317	—	—	2,317
Compensation relating to stock option awards	1,062	—	—	1,062
Balance at December 31, 2019	1,313,178	(270,315)	(20,570)	1,022,293
Net loss	—	(5,531)	—	(5,531)
Other comprehensive loss	—	—	(12,043)	(12,043)
Dividends declared and paid	(6,770)			(6,770)
Forfeitures of vested restricted stock awards	(1,541)	—	—	(1,541)
Compensation relating to restricted stock awards	918	—	—	918
Compensation relating to restricted stock units awards	3,639	—	—	3,639
Compensation relating to stock option awards	1,074	—	—	1,074
Repurchase of common stock	(29,997)			(29,997)
Balance at December 31, 2020	$1,280,501	$(275,846)	$(32,613)	$972,042

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

As of December 31, 2020, the Company’s operating fleet consisted of 36 vessels, 33 of which were owned (including two Floating Storage and Offloading (“FSO”) service vessels in which the Company has joint venture ownership interests), with the remaining vessels chartered-in. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.    Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $16.3 million as of December 31, 2020 represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 8, “Debt”). Restricted cash of $60.6 million as of December 31, 2019 represents legally restricted cash relating to the Company’s 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, and 10.75% Unsecured Subordinated Notes. Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheets.

2.    Concentration of credit risk — The Company is subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. We manage our credit risk exposure through assessment of our counterparty creditworthiness. Cash equivalents consist primarily of time deposits, and money market funds. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Our money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily unbilled amounts due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606), which are due within one year. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend. We maintain allowances for estimated credit losses and these losses have generally been within our expectations.

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

International Seaways, Inc.

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

The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in provision for credit losses on the consolidated statements of operations. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2018	$—
Provision for expected credit losses	—
Balance at December 31, 2018	—
Provision for expected credit losses	1,245
Balance at December 31, 2019	1,245
Provision for expected credit losses	58
Write-offs charged against the allowance	(1,119)
Recoveries of amounts previously written off	(129)
Balance at December 31, 2020	$55

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 6, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the year ended December 31, 2020, 2019 and 2018, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate 88% of consolidated voyage receivables at December 31, 2020 and December 31, 2019, respectively.

3.    Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.    Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap steel price of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Interest costs are capitalized to vessels during the period that vessels are under construction. No interest was capitalized during the three years ended December 31, 2020, since the Company had no vessels under construction during this period.

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, which is generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

International Seaways, Inc.

5.    Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 5, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2020.

6.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $0.8 million relating to the Core Revolving Facility (See Note 8, “Debt”) as of December 31, 2020 and $0.3 million relating to the 2017 Revolver Facility as of December 31, 2019, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $6.9 million as of December 31, 2020 relating to the Company’s outstanding debt facilities and $16.3 million as of December 31, 2019 relating to the 2017 Term Loan Facility, Sinosure Credit Facility, ABN Term Loan Facility, 8.5% Senior Notes and 10.75% Subordinated Notes, respectively, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $2.8 million in 2020, $4.8 million in 2019 and $3.9 million in 2018.

7.    Revenue and expense recognition — The Company’s contract revenues consist of revenues from time charters, bareboat charters, voyage charters and pool revenues. The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606.

Under ASC 842, lease revenue for fixed lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Initial direct costs are expensed over the lease term on the same basis as lease revenue. The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types, as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee.

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

The Company recognizes revenues from services in accordance with the provisions of ASC 606. The standard provides a unified model to determine how revenue is recognized. In doing so, the Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Revenues are recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

As the Company’s performance obligations are services which are received and consumed by its customers as it performs such services, revenues are recognized over time proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. The minimum duration of services is less than one year for each of the Company’s current contracts.

8.    Leases — The Company currently has two major categories of lease contracts under which the Company is a lessee – chartered-in vessels and leased office and other space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office and other space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. Further, the Company has elected as an accounting policy not to apply ASC 842 to its portfolio of short-term leases (i.e., leases with an original term of 12-months or less). Instead, the lease payments are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. (see Note 15, “Leases,” for additional information with respect to the Company’s short-term leases).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheets. The Company does not have finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes accrued lease payments and lease incentives. Our lease terms take into consideration options to extend or terminate the lease, or purchase the underlying asset when it is reasonably certain that we will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

International Seaways, Inc.

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

9.    Derivatives —ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either recorded to current earnings (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge).

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

The Company discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income/(loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive gain/(loss) will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the consolidated balance sheets, recognizing changes in the fair value in current-period earnings, unless it is designated in a new hedging relationship.

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

10.  Fair value measurements — The Company accounts for certain assets and liabilities at fair value under ASC 820, Fair Value Measurement (ASC 820). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the

International Seaways, Inc.

fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivative assets and liabilities primarily include cash and cash equivalents and the 8.50% Senior Notes.

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our Level 2 non-derivative liabilities primarily include the Core Term Loan Facility and Sinosure Credit Facility. Our Level 2 derivative assets and liabilities primarily include our interest rate caps, collars, and swaps.

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

12.  Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 6, “Equity Method Investments,” for further discussion of the Company’s evaluation of impairment of its equity method investments during the three years ended December 31, 2020.

13.  Use of estimates —The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, judgments involved in identifying performance obligations in revenue contracts, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation, estimates used in assessing the recoverability of equity method investments and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

14.   Recently adopted accounting standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model known as the current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity is required to recognize as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. Credit impairment will be recognized as an allowance or contra-asset rather than as a direct write-down of the amortized cost basis of a financial asset. However, the carrying amount of a financial asset that

International Seaways, Inc.

is deemed uncollectible will be written off in a manner consistent with existing standards. In addition, for guarantees in the scope of ASC 326, entities must measure the expected credit losses arising from the contingent aspect under the CECL model in addition to recognizing the liability for the noncontingent aspect of the guarantee under ASC 460, Guarantees. A standalone liability representing the amount that an entity expects to pay on the guarantee related to expected credit losses is required for the contingent aspect. Financial assets measured at fair value through net income are scoped out of CECL. In November 2018, the FASB issued ASU 2018-19, Financial Instruments – Credit Losses (ASC 326), which clarifies that operating lease receivables are not within the scope of ASC 326 and should instead be accounted for under the leasing standard, ASC 842. ASC 326 requires a cumulative-effect adjustment to the retained earnings as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not to be adjusted. The adoption of ASC 326 on January 1, 2020 did not have a material impact on our consolidated financial statements since most of our voyage receivables are operating lease receivables, which are not in the scope of ASC 326. The Company determined that the cumulative-effect adjustment as of January 1, 2020 to accumulated deficit attributable to (i) an increase in our allowance for doubtful accounts associated with revenues from services and (ii) the recognition of guarantee liabilities associated with the contingent aspect of our current financial guarantee obligations, was immaterial.

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans (ASC 715), which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 adds requirements for an entity to disclose the following: (1) the weighted average interest rates earned in the entity’s pension plans and other similar plans; (2) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; and (3) an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the ASU removes guidance that requires the following disclosures: (1) the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year; (2) information about plan assets to be returned to the entity, including amounts and expected timing; (3) information about benefits covered by related-party insurance and annuity contracts and significant transactions between the plan and related parties; and (4) effects of a one-percentage-point change in the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. The standard is effective for the first interim reporting period within annual periods ending after December 15, 2020. The Company removed certain disclosures which are not required for our pension plans following the adoption of this ASU.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820), which changes the fair value measurement disclosure requirements. The new disclosure requirements are: (1) changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The eliminated disclosure requirements are: (1) transfers between Level 1 and Level 2 of the fair value hierarchy; and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Under ASU 2018-13, entities are no longer required to estimate and disclose the timing of liquidity events for investments measured at fair value. Instead, the requirement to disclose such events applies only when they have been communicated to the reporting entities by the investees or announced publicly. The standard is effective for the first interim reporting period within annual periods beginning after December 15, 2019. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements because we did not have Level 3 fair value measurements during the year ended December 31, 2020.

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. Among other changes, the final rule modifies the significance tests and disclosure requirements for (i) acquired or to be acquired businesses, (ii) real estate operations, (iii) pro forma financial information and (iv) equity method investees. Key amendments in the final rule will (i) change the investment test to use the aggregate worldwide market value of common equity of the registrant when a registrant is evaluating businesses for significance; and (ii) change the income test to use the lower measure of significance based on (1) income from continuing operations before taxes or (2) revenue. The new rule requires the use of absolute values of five years income instead of zeros for loss years. However, the amendments also limit the use of income averaging to situations in which the revenue test is not applicable (i.e., either the registrant or the acquiree did not have material revenue in each of the two most recently completed fiscal years). Because we do have material revenue in the past two years, we can’t use five year averaging. The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020 and early application is permitted. The Company adopted this final rule to take advantage of the revenue test in evaluating the significance of our joint ventures accounted for using the equity method.

15.  Recently issued accounting standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848),

International Seaways, Inc.

which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (i) contract references a rate that will be discontinued; (ii) modified terms directly replace (or have potential to replace) this reference rate; and (iii) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (i) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (ii) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (iii) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (iv) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy LIBOR-based instruments (i.e., those maturing after December 31, 2021) will continue to have LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2021 sunset date draws closer.

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

There were 48,229, 48,014 and 42,449 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2020, 2019 and 2018, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2020, there were 233,833 shares of restricted stock units and 670,624 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2020	2019	2018
Net loss allocated to:
Common Stockholders	$(5,544)	$(830)	$(88,940)
Participating securities	13	—	—
	$(5,531)	$(830)	$(88,940)

International Seaways, Inc.

There were no dilutive equity awards outstanding for the years ended December 31, 2020, 2019 and 2018. Awards of 962,205, 746,616 and 523,544 for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2020
Shipping revenues	$334,765	$86,883	$—	$421,648
Time charter equivalent revenues	318,588	83,417	—	402,005
Depreciation and amortization	57,980	16,269	94	74,343
Loss on disposal of vessels and other property, including impairments	44,330	55,757	—	100,087
Adjusted income/(loss) from vessel operations	144,451	24,818	(94)	169,175
Equity in income of affiliated companies	4,119	—	—	4,119
Investments in and advances to affiliated companies at December 31, 2020	134,439	7,485	—	141,924
Adjusted total assets at December 31, 2020	1,112,342	253,990	—	1,366,332
Expenditures for vessels and vessel improvements	27,858	22,191	—	50,049
Payments for drydocking	20,313	5,329	—	25,642
2019
Shipping revenues	$285,356	$80,828	$—	$366,184
Time charter equivalent revenues	259,517	80,402	—	339,919
Depreciation and amortization	59,387	16,152	114	75,653
Loss on disposal of vessels and other property	82	226	—	308
Adjusted income/(loss) from vessel operations	71,344	12,319	(114)	83,549
Equity in income/(loss) of affiliated companies	19,383	—	(8,170)	11,213
Investments in and advances to affiliated companies at December 31, 2019	143,095	10,197	—	153,292
Adjusted total assets at December 31, 2019	1,284,631	313,063	—	1,597,694
Expenditures for vessels and vessel improvements	33,384	3,223	—	36,607
Payments for drydocking	16,997	2,549	—	19,546
2018
Shipping revenues	$202,396	$67,965	$—	$270,361
Time charter equivalent revenues	175,524	67,576	—	243,100
Depreciation and amortization	54,431	17,862	135	72,428
Loss/(gain) on disposal of vessels and other property, including impairments	22,992	(3,312)	—	19,680
Adjusted income/(loss) from vessel operations	2,194	(12,002)	567	(9,241)
Equity in income of affiliated companies	19,582	—	9,850	29,432
Investments in and advances to affiliated companies at December 31, 2018	143,789	12,321	112,212	268,322
Adjusted total assets at December 31, 2018	1,285,433	328,792	112,212	1,726,437
Expenditures for vessels and vessel improvements	146,322	2,624	—	148,946
Payments for drydocking	4,121	399	—	4,520

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2020	2019	2018
Time charter equivalent revenues	$402,005	$339,919	$243,100
Add: Voyage expenses	19,643	26,265	27,261
Shipping revenues	$421,648	$366,184	$270,361

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

International Seaways, Inc.

Reconciliations of adjusted income/(loss) from vessel operations of the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2020	2019	2018
Total adjusted income/(loss) from vessel operations of all segments	$169,175	$83,549	$(9,241)
General and administrative expenses	(29,047)	(26,798)	(24,304)
Provision for credit losses, net	71	(1,245)	—
Third-party debt modification fees	(232)	(30)	(1,306)
Loss on disposal of vessels and other property, including impairments	(100,087)	(308)	(19,680)
Consolidated income/(loss) from vessel operations	39,880	55,168	(54,531)
Equity in income of affiliated companies	4,119	11,213	29,432
Other expense	(12,817)	(943)	(3,715)
Interest expense	(36,712)	(66,267)	(60,231)
Income/(loss) before income taxes	$(5,530)	$(829)	$(89,045)

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Adjusted total assets of all segments	$1,366,332	$1,597,694
Corporate unrestricted cash and cash equivalents	199,390	89,671
Restricted cash	16,287	60,572
Other unallocated amounts	4,530	5,564
Consolidated total assets	$1,586,539	$1,753,501

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2020	$919,974	$224,507	$67	$1,144,548
Total vessels, deferred drydock and other property at December 31, 2019	1,051,848	263,651	142	1,315,641
Total vessels, deferred drydock and other property at December 31, 2018	1,057,994	289,317	257	1,347,568

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Vessels, at cost	$1,287,688	$1,650,670
Accumulated depreciation	(182,148)	(361,088)
Vessels, net	1,105,540	1,289,582
Other property, at cost	6,610	6,714
Accumulated depreciation and amortization	(3,936)	(3,780)
Other property, net	2,674	2,934
Total Vessels and other property	$1,108,214	$1,292,516

International Seaways, Inc.

Twenty of the Company’s owned vessels are pledged as collateral under either the Core Term Loan Facility or Sinosure Credit Facility (see Note 8, “Debt”). The aggregate carrying value of the 14 vessels pledged as collateral under the Core Term Loan Facility, and the six vessels pledged as collateral under Sinosure Credit Facility was $551.3 million and $429.5 million, respectively. A breakdown of the carrying value of the Company’s owned vessels by reportable segment and fleet as of December 31, 2020 and 2019 follows:

			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
As of December 31, 2020 (Dollars in thousands)	Cost	Depreciation	Value		(by dwt)	Vessels
Crude Tankers
VLCC	$839,542	$(131,862)	$707,680		7.9	11
Suezmax	117,338	(14,099)	103,239		3.4	2
Aframax(1)	32,395	(1,378)	31,017		7.5	1
Panamax	57,992	(8,111)	49,881		18.2	7
Total Crude Tankers	1,047,267	(155,450)	891,817	(2)	8.8	21

Product Carriers
LR2	73,710	(17,419)	56,291		6.4	1
LR1	96,838	(9,279)	87,559		11.9	5
MR	69,873	—	69,873		10.0	4
Total Product Carriers	240,421	(26,698)	213,723	(3)	10.5	10

Fleet Total	$1,287,688	$(182,148)	$1,105,540		9.0	31
(1)	Net carrying value includes assets capitalized on two bareboat chartered-in Aframaxes.
(2)	Includes 10 VLCCs and one Panamax with an aggregate carrying value of $695.3 million, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $584.0 million by $111.3 million.
(3)	Includes one LR2 and three LR1s with an aggregate carrying value of $106.3 million, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third party vessel appraisals) of approximately $75.6 million by $30.7 million.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2019 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$1,028,760	$(236,217)	$792,543	8.6	13
Suezmax	117,338	(10,007)	107,331	2.4	2
Aframax	96,038	(19,659)	76,379	14.1	3
Panamax	59,181	(5,223)	53,958	17.2	7
Total Crude Tankers	1,301,317	(271,106)	1,030,211	9.4	25

Product Carriers
LR2	73,681	(14,714)	58,967	5.4	1
LR1	108,251	(22,420)	85,831	11.0	4
MR	167,421	(52,848)	114,573	9.0	4
Total Product Carriers	349,353	(89,982)	259,371	9.3	9

Fleet Total	$1,650,670	$(361,088)	$1,289,582	9.4	34

International Seaways, Inc.

Vessel activity for the three years ended December 31, 2020 is summarized as follows:

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2018	$1,404,360	$(302,087)	$1,102,273
Purchases and vessel additions	459,608	—
Disposals	(176,300)	16,097
Depreciation	—	(56,711)
Impairment	(58,021)	40,816
Balance at December 31, 2018	1,629,647	(301,885)	1,327,762
Purchases and vessel additions	38,138	—
Disposals	(17,115)	1,105
Depreciation	—	(60,308)
Balance at December 31, 2019	1,650,670	(361,088)	1,289,582
Purchases and vessel additions	48,436	—
Disposals	(70,353)	2,763
Depreciation	—	(61,866)
Impairment	(341,065)	238,043
Balance at December 31, 2020	$1,287,688	$(182,148)	$1,105,540

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

During the year ended December 31, 2020, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2019 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. In addition, the economic impacts of the novel coronavirus (COVID-19) did not have immediate material negative impacts on the markets for our vessels and there was a very strong rate environment for our fleets for fixtures concluded during the latter portion of the first quarter of 2020 into the second quarter of 2020, which was principally due to temporary increases in oil production and a growth in demand for floating storage. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production declined and consequently so did the need for floating storage. This development negatively impacted the demand for oil tankers during the second half of 2020. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, the timing and magnitude of oil demand recoveries in the various parts of the world and the levels of oil production during such periods. The Company concluded that (i) the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events as of June 30, 2020 for a 2002-built and a 2003-built VLCC; (ii) the memoranda of agreements entered into during October 2020 for the sales of these two older VLCCs constituted further impairment triggering events for them as of September 30, 2020; and (iii) the declines in vessel valuations and in forecasted near term charter rates constituted impairment triggering events for one 2002-built VLCC, one Aframax, two LR1s, and four MRs as of December 31, 2020. If market declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers for additional vessels in the Company’s fleet.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of June 30, 2020, the Company utilized weighted probabilities assigned to possible outcomes for each of the two vessels for which impairment triggering events were determined to exist. As the Company was considering selling the two VLCCs as a part of its fleet renewal program, 25% probabilities were assigned to the possibility that the two VLCCs would be sold prior to the end of their respective useful lives. The carrying value for one of the two VLCCs was estimated to be unrecoverable in the Step 1 test. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals obtained from third-party valuation specialists. Based on the tests performed, an impairment charge totaling $5.5 million was recorded on the 2002-built VLCC to write-down its carrying value to its estimated fair value at June 30, 2020.

International Seaways, Inc.

Interest and activity in the sale and purchase market for older VLCCs increased subsequent to June 30, 2020 and the Company entered into memoranda of agreements for the sale of the two VLCCs in early October 2020. Accordingly, a 100% probability was attributed to the two VLCCs being sold before the end of their useful lives in developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of September 30, 2020. The carrying values for the two VLCCs were estimated to be unrecoverable in the Step 1 test. In estimating the fair values of the vessels for the purposes of Step 2 of the impairment test, the Company considered the market approach by using the sales prices per the memoranda of agreements. Based on the tests performed, an impairment charge totaling $11.7 million was recorded on the two VLCCs to write-down their carrying values to their estimated fair values at September 30, 2020.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of December 31, 2020, the Company utilized weighted probabilities assigned to possible outcomes for the vessels that the Company was considering to sell or recycle before the end of their respective useful lives. The Company made assumptions about future performance, with significant assumptions being related to charter rates, operating expenses, utilization, drydocking and capital expenditure requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) rates as forecasted by third party analysts, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third party maritime research service. Management used the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and capital expenditures and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization was based on historical levels achieved and estimates of a residual value for recyclings are based upon published 12-year historical data or the pattern of scrap steel prices used in management’s evaluation of salvage value for purposes of recording depreciation.

In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals obtained from third-party valuation specialists. Based on the tests performed, the Company recorded impairment charges totaling $85.9 million on its one remaining older VLCC, one Aframax, two LR1s, and its four MRs to write-down their carrying values to their estimated fair values at December 31, 2020.

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of December 31, 2019 and concluded that there were no such events or changes in circumstances.

During the year ended December 31, 2018, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations during 2018 for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. The Company concluded that the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events for one Panamax and two Aframaxes that were being actively marketed for sale as of June 30, 2018; one VLCC that was held-for-sale as of September 30, 2018; and one MR that had an increased likelihood of disposal prior to the end of its useful life as of December 31, 2018.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of June 30, 2018, the Company utilized weighted probabilities assigned to possible outcomes for each of the three vessels for which impairment trigger events were determined to exist. The Company entered into a memorandum of agreement for the sale of the Panamax vessel in early July 2018. Accordingly, a 100% probability was attributed to the vessel being sold before the end of its useful life. As the Company was considering selling the other two vessels as a part of its fleet renewal program, 50% probabilities were assigned to the possibility that the two Aframax vessels would be sold prior to the end of their respective useful lives. In estimating the fair value of the vessels for the purposes of Step 2 of the impairment tests, the Company considered the market approach by using the sales price per the

International Seaways, Inc.

memorandum of agreement. Based on the tests performed, the sum of the undiscounted cash flows for each of the two Aframax vessels was more than its carrying value as of June 30, 2018 and the sum of the undiscounted cash flows for the Panamax vessel was less than its carrying value as of June 30, 2018. Accordingly, an impairment charge totaling $0.9 million was recorded for the Panamax vessel to write-down its carrying value to its estimated fair value at June 30, 2018.

Held-for-sale impairment charges aggregating $16.4 million were recorded during the third quarter of 2018 including (i) a charge of $14.2 million to write the value of the VLCC held-for-sale at September 30, 2018 down to its estimated fair value; (ii) a charge of $0.4 million for estimated costs to sell the vessel; and (iii) a charge of $1.8 million for the write-off of other assets associated with the operations of the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price per the memorandum of agreement.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment test as of December 31, 2018, the Company utilized weighted probabilities assigned to possible outcomes for the MR for which an impairment triggering event was determined to exist. As the Company was considering selling the MR as a part of its fleet renewal program, a 50% probability was assigned to the possibility that the vessel would be sold prior to the end of its useful life. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by utilizing a combination of third party appraisals and recently executed vessel sale transactions. Based on the tests performed, the sum of the undiscounted cash flows for the vessel was less than its carrying value as of December 31, 2018. Accordingly, an impairment charge totaling $1.7 million was recorded to write-down the vessel’s carrying value to its estimated fair value at December 31, 2018.

Vessel Acquisitions and Deliveries

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009-built LR1 for a purchase price of $18.8 million, which was delivered during the first quarter of 2020.

On June 14, 2018, the Company completed its acquisition of six 300,000 DWT VLCCs including one 2015-built and five 2016-built. The Company purchased the outstanding shares of Gener8 Maritime Subsidiary VII, Inc., which has been renamed Seaways Subsidiary VII, Inc., a corporation incorporated under the laws of the Marshall Islands and the sole owner of six limited liability companies each of which holds title to a VLCC tanker. The acquisition was completed pursuant to the terms of the Stock Purchase and Sale Agreement dated as of April 18, 2018, by and among Seaways Holding Corporation, a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of the Company, Euronav NV (“Euronav”), a corporation incorporated and existing under the laws of the Kingdom of Belgium, and Euronav MI II Inc. (as successor to Euronav MI Inc.), a corporation incorporated under the laws of the Marshall Islands and a wholly-owned subsidiary of Euronav. In accordance with ASC 2017-01, Business Combinations (Topic 805), this acquisition did not constitute the acquisition of a business, and therefore was accounted for as an asset acquisition. The purchase price for the acquisition was $434.0 million, inclusive of assumed debt secured by the six vessels (see Note 8, “Debt”). On June 14, 2018, the Company paid to Euronav cash consideration of approximately $120.0 million, with the difference reflecting assumed debt and accrued interest thereon through the acquisition date. An additional $20.9 million was paid to Euronav in October 2018 for the other assets and liabilities of Gener8 Maritime Subsidiary VII, Inc. that were acquired in the transaction.

Disposal/Sales of Vessel and Other Property

During 2020, the Company recognized a net aggregate gain of $4.5 million on disposal of a 2002-built Aframax, a 2001-built Aframax, a 2003-built VLCC, and a 2002-built VLCC. The Company also recognized an aggregate loss of approximately $1.6 million during 2020 related to the termination of the purchase and installation contracts for ballast water treatment systems on five of the Company’s Panamaxes. The contracts were terminated as a result of the Company being granted an extension by the United States Coast Guard on the requirement to install ballast water treatment systems on these Panamaxes until 2022.

During 2019, the Company recognized a net aggregate loss of $0.3 million on disposal of two 2004-built MRs.

During 2018, the Company recognized a net aggregate gain on disposal of vessels and other property of $0.6 million, primarily relating to (i) the sale of a 2002-built MR which was held-for-sale as of December 31, 2017; (ii) the sale of three 2004-built MRs, a 1998-built MR, a 2000-built VLCC, a 2001-built VLCC, two 2001-built Aframaxes, and a 2002-built Panamax; (iii) the sale and leaseback of two 2009-built Aframaxes, and (iv) the sale of a 2003-built ULCC in conjunction with the acquisition of the six VLCCs discussed above.

International Seaways, Inc.

Drydocking activity for the three years ended December 31, 2020 is summarized as follows:

(Dollars in thousands)	2020	2019	2018
Balance at January 1	$23,125	$16,773	$30,528
Additions	27,835	21,086	5,616
Sub-total	50,960	37,859	36,144
Drydock amortization	(11,780)	(14,685)	(15,084)
Amount charged to loss on disposal of vessels	(2,846)	(49)	(4,287)
Balance at December 31	$36,334	$23,125	$16,773

The total additions above will differ from payments for drydocking as shown in the consolidated statements of cash flows because of the timing of when payments were made.

NOTE 6 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method.

FSO Joint Venture

As of December 31, 2020, the Company had a 50% interest in two joint ventures with Euronav NV. The two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”). In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Petroleum Oil & Gas Limited and Total E&P Golfe Limited. In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with NOC relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022.

The FSO Joint Venture financed the purchase of the two ULCCs from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing which was paid off in July 2017. On March 29, 2018, the FSO Joint Venture executed an agreement on a $220 million secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110 million (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts in effect for the FSO Asia and FSO Africa with North Oil Company, maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110 million (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. INSW provided a guarantee for the $110 million FSO Term Loan portion of the facility and Euronav provided a guarantee for the $110 million FSO Revolver. The FSO Joint Venture drew down and distributed the entire $110 million of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which used the proceeds for general corporate purposes, including to fund partially the purchase of six VLCCs in June 2018 (See Note 5, “Vessels, Deferred Drydock and Other Property”). The FSO Joint Venture also borrowed the entire $110 million available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal to or greater than 1.10 to 1.00. Approximately $45.2 million and $69.6 million was outstanding under each of the FSO Term Loan and the FSO Revolver, respectively, as of December 31, 2020 and 2019, respectively. The FSO Joint Venture has agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW has agreed to pay Euronav through July 2021 for the FSO Asia and September 2021 for the FSO Africa, an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver.

Interest payable on the FSO Term Loan and on the FSO Revolver is based on three month, six month or twelve month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions, which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The

International Seaways, Inc.

interest rate swap covers a notional amount of $90.4 million and $139.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the FSO Joint Venture had a liability of $2.4 million, respectively, for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating a loss of $1.2 million at December 31, 2020 and 2019, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the ‘‘Guarantee Facility’’). INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility. The Guarantee Facility will expire at the commencement of the 10-year extension of the FSO service contracts with NOC.

INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of December 31, 2020 the maximum aggregate potential amount of future principal payments (undiscounted) relating to the FSO Joint Venture’s secured bank debt and interest rate swap obligations that INSW could be required to make was $46.4 million, and the carrying value of the Company’s guaranty of such FSO Joint Venture obligations in the accompanying consolidated balance sheet as of December 31, 2020 was $44 thousand.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which the Company held a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that was nonrecourse to the partners and partner contributions.

On October 7, 2019, the Company sold its 49.9% ownership interest in the LNG Joint Venture to Nakilat pursuant to a share purchase agreement. The purchase price for the transaction was $123.0 million, excluding fees and expenses. The share purchase agreement contained specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type. In addition, in connection with the transaction, various other agreements governing the LNG Joint Venture and the LNG Joint Venture’s relationships with its counterparties were also amended to reflect the change in ownership and related matters. The Company recorded a cash gain on the sale of $3.0 million and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the LNG Joint Venture of $21.6 million into earnings from accumulated other comprehensive loss.

Impairment of Equity Method Investments

Management gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017, 2018, and 2019 respectively, that could indicate that the carrying amounts of its investments in the FSO Joint Venture and LNG Joint Venture were not recoverable as of December 31, 2018, 2019, and 2020, respectively. Management concluded that no such events or changes in circumstances had occurred during the years ended December 31, 2018, 2019 and 2020.

Financial Information of Significant Equity Method Investments

Investments in and advances to affiliated companies as reflected in the accompanying consolidated balance sheet as of December 31, 2020 consisted of: FSO Joint Venture of $128.8 million and Other of $13.1 million (which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates).

International Seaways, Inc.

Financial information for the equity method investees that were significant for the three years ended December 31, 2020, including the results of the LNG Joint Venture prior to the sale on October 7, 2019, adjusted for basis and accounting policy differences, is as follows:

(Dollars in thousands)	2020	2019	2018
Shipping revenues	$105,053	$193,446	$209,571
Ship operating expenses	(58,858)	(103,499)	(112,541)
Income from vessel operations	46,195	89,947	97,030
Other income	22	1,459	1,494
Interest expense	(6,571)	(32,752)	(40,676)
Income tax provision	(36,404)	(3,399)	(3,433)
Net income	$3,242	$55,255	$54,415

Percentage of ownership in equity investees	50.0%	49.9% - 50.0%	49.9% - 50.0%
Equity in income of affiliated companies, before consolidating and reconciling adjustments	$1,621	$27,606	$27,187

Gain on sale of investments in affiliated companies	—	3,033	—
Release other comprehensive loss upon sale of investment in affiliated companies	—	(21,615)	—
Amortization of deferred gain on 2009 sale of TI Africa to FSO Joint Venture	2,385	2,395	2,395
Amortization of interest capitalized during construction of LNG vessels	—	(320)	(419)
Other	113	114	269
Equity in income of affiliated companies	$4,119	$11,213	$29,432

The increase in the income tax provision in the above table principally reflects a $32.8 million noncash deferred tax provision recorded by the FSO Joint Venture in the fourth quarter of 2020, which was related to the execution of 10-year extensions on each of the joint venture’s existing service contracts in October 2020. The deferred tax provision relates to temporary differences between the financial reporting and tax basis of the FSO Vessels, which are scheduled to reverse over the period from the expiry of the current service contracts in 2022 through the expiry of the extended contracts in 2032.

International Seaways, Inc.

The tables below present the financial position for the equity method investees and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Current assets	$20,154	$20,808
Vessels, net	490,093	523,802
Total assets	$510,247	$544,610

Current liabilities	$59,567	$53,774
Long-term debt and other non-current liabilities	111,263	143,673
Equity	339,417	347,163
Total liabilities and equity	$510,247	$544,610

Percentage of ownership in equity investees	50.0%	50.0%
INSW share of affiliate's equity, before consolidating and reconciling adjustments	$169,708	$173,581

2016 impairment of equity method investments in FSO Joint Venture	(30,475)	(30,475)
Advances from shareholders of FSO Joint Venture (1)	16,665	23,216
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(27,156)	(29,503)
INSW guarantee for FSO Term Loan	44	264
Other (2)	13,138	16,209
Investments in and advances to affiliated companies	$141,924	$153,292
(1)	Such advances are unsecured, interest free and not repayable within one year.
(2)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

NOTE 7 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2020, the Company participates in five commercial pools and two joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, INSW has the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all seven arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that one of the pools and the two joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The two FSO joint ventures described in Note 6, “Equity Method Investments,” were determined to be VIEs. The formation agreements of the joint ventures state that all significant decisions must be approved by the majority of the board. As a result, INSW

International Seaways, Inc.

shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, INSW accounts for these investments under the equity method of accounting.

The FSO joint ventures’ formation agreements require INSW and its joint venture partner to provide financial support as needed. INSW has provided and will continue to provide such support as described in Note 6, “Equity Method Investments.”

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the VIEs described above as of December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Investments in Affiliated Companies	$132,902	$140,915

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and the Company’s potential obligations under its guarantee of the FSO Term Loan and associated interest rate swap. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2020:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$44	$179,291

In addition, as of December 31, 2020, the Company had approximately $6.7 million of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2020.

NOTE 8 —DEBT:

Debt consists of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $4,145	$267,427	$—
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $1,884 and $2,262	244,243	267,443
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $855 and $1,142	24,145	23,858
2017 Term Loan Facility, due 2022, net of unamortized discount and deferred finance costs of $11,211	—	320,309
ABN Term Loan Facility, due 2023, net of unamortized deferred finance costs of $610	—	22,638
10.75% Subordinated Notes, due 2023, net of unamortized deferred finance costs of $1,084	—	26,847
	535,815	661,095
Less current portion	(61,483)	(70,350)
Long-term portion	$474,332	$590,745

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

The Core Term Loan Facility and the Core Revolving Facility are secured by a first lien on 14 of the Company’s vessels built in 2009 or later (the “Core Collateral Vessels”), along with their earnings, insurances and certain other assets, while the Transition Term Loan Facility was secured by a first lien on 12 of the Company’s vessels built in 2006 or earlier (the “Transition Collateral Vessels”), along with their earnings, insurances and certain other assets. In addition, both facilities are secured by liens on the collateral relating to the other facilities, as well as certain additional assets of the Borrower.

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

The Core Term Loan Facility amortizes in 19 quarterly installments of approximately $9.5 million commencing June 30, 2020 and matures on January 23, 2025, with a balloon payment of approximately $120 million due at maturity. The Core Revolving Facility also matures on January 23, 2025. The Transition Term Loan Facility was scheduled to amortize in 10 quarterly installments of $5 million commencing March 31, 2020 through June 30, 2022. The maturity dates for the 2020 Debt Facilities are subject to acceleration upon the occurrence of certain events (as described in the Credit Agreement).

On March 4, 2020, the $20 million outstanding balance under the Core Revolving Facility was repaid in full using available cash on hand and on August 10, 2020, the $40 million outstanding principal balance under the Transition Term Loan Facility was repaid in full using available cash on hand.

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

International Seaways, Inc.

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

Interest on the Core Term Loan Facility and the Core Revolving Facility (together, the “Core Facilities”) is calculated based upon LIBOR plus the Applicable Core Margin (each as defined in the Credit Agreement). The initial Applicable Core Margin of 2.60%, will be adjusted down or up by 0.20% based on the Company’s total leverage ratio, with a leverage ratio of less than 4.0:1 reducing the Applicable Core Margin to 2.40% and a leverage ratio of 6.0:1 or greater increasing the Applicable Core Margin to 2.80%. Borrowings under the Transition Term Loan Facility bore interest at LIBOR plus 3.50%.

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

Sinosure Credit Facility

In June 2018, as part of the acquisition of six VLCCs, the Company financed the acquisition price of $434 million with the assumption of debt secured by the six vessels under a China Export & Credit Insurance Corporation (“Sinosure”) credit facility funded by The Export-Import Bank of China, Bank of China (New York Branch) and Citibank, N.A. The Company acceded as a guarantor to the Sinosure Credit Facility agreement originally dated November 30, 2015; as supplemented by a supplemental agreement dated December 28, 2015; as amended and restated by an amending and restating deed dated June 29, 2016; as supplemented by a supplemental agreement dated November 8, 2017; as supplemented by a consent, supplemental and amendment letter, dated April 2, 2018 (the facility agreement as of such date, the “Original Sinosure Facility”); and as amended and restated by an amending and restating agreement dated June 13, 2018 (the “2018 Amending and Restating Agreement”), by and among Seaways Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the “Sinosure Credit Facility”). The Sinosure Credit Facility is a term loan facility comprised of six loans, each secured by one of the six VLCCs. As of the closing date of the acquisition of the six VLCCs, it had a principal amount outstanding of $310.9 million and bore interest at a rate of three-month LIBOR plus a margin of 2%. Each loan under the Sinosure Facility requires quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility will mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effects certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the Transaction. The Sinosure Credit Facility is guaranteed by the Company and Seaways Holding Corporation.

The Company paid to Euronav cash consideration of approximately $120.0 million, with the difference reflecting assumed debt and accrued interest thereon through the closing date. Supplemental cash flow information for the year ended December 31, 2018 associated with the aforementioned non-cash assumption of debt in relation to the acquisition of six VLCCs aggregating $311.0 million were non-cash investing activities and financing activities.

International Seaways, Inc.

8.5% Senior Notes

On May 31, 2018, the Company completed a registered public offering of $25 million aggregate principal amount of its 8.5% senior unsecured notes due 2023 (the “8.5% Senior Notes”), which resulted in aggregate net proceeds to the Company of approximately $23.5 million, after deducting commissions and estimated expenses. The Company used the net proceeds to fund the acquisition of 6 VLCCs described above, to repay a portion of its then outstanding 2017 Term Loan Facility and for general corporate purposes.

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

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its debt facilities as of December 31, 2020.

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

(iii)	minimum consolidated liquidity, under which unrestricted consolidated cash and cash equivalents shall be no less than $25 million at any time and total consolidated cash and cash equivalents (including cash restricted under the Sinosure Credit Facility) shall not be less than the greater of $50 million or 5.0% of Total Indebtedness (as defined in the Sinosure Credit Facility) or $9 million (i.e., $1,500 per each VLCC securing the Sinosure Credit Facility); and

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

International Seaways, Inc.

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

While the Company was in compliance with all of its debt covenants as of December 31, 2020, the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach the Interest Coverage Ratio covenant under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. In addition to obtaining a waiver from its lenders or deploying some of its vessels on time charters at rates above the currently forecasted spot rates in order to increase the Company’s Consolidated EBITDA, the Company has a number of actions it can independently take to avoid a potential covenant breach. Such possible actions include reducing interest expense by paying off the Company’s outstanding interest rate swaps during the first quarter of 2021.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2020, 2019 and 2018 with respect to the Company’s debt facilities:

(Dollars in thousands)	2020	2019	2018
Core Term Loan Facility, due 2025	$13,542	$—	$—
Transition Term Loan Facility	1,518	—	—
Core Revolving Facility	660	—	—
2017 Term Loan Facility	3,628	41,483	45,601
2017 Revolver Facility	63	848	475
ABN Term Loan Facility	107	1,716	1,024
Sinosure Credit Facility, due 2027 - 2028	13,684	14,903	8,350
8.5% Senior Notes, due 2023	2,417	2,390	1,396
10.75% Subordinated Notes	276	3,642	2,032
Total debt related interest expense	$35,895	$64,982	$58,878

International Seaways, Inc.

The following table summarizes interest paid, excluding deferred financing fees paid, during the years ended December 31, 2020, 2019 and 2018 with respect to the Company’s debt facilities:

(Dollars in thousands)	2020	2019	2018
Core Term Loan Facility, due 2025	$12,024	$—	$—
Transition Term Loan Facility	1,183	—	—
Core Revolving Facility	471	—	—
2017 Term Loan Facility	2,011	36,236	42,825
2017 Revolver Facility	53	710	442
ABN Term Loan Facility	156	1,504	795
Sinosure Credit Facility, due 2027 - 2028	12,199	14,200	7,225
8.5% Senior Notes, due 2023	2,130	2,130	1,250
10.75% Subordinated Notes	359	3,021	1,591
Total debt related interest expense paid	$30,586	$57,801	$54,128

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the Core Revolving Facility aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with Core Term Loan Facility and Transition Term Loan Facility totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds.

In connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses of $14.3 million during the year ended December 31, 2020, which are included in other expense in the accompanying consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment.

In connection with the $10 million and the $100 million prepayment of the 2017 Term Loan Facility in July 2019 and October 2019, respectively, which were treated as a partial extinguishments, the Company recognized aggregate net losses of $4.7 million for the year ended December 31, 2019. The net losses have been included in other expense in the consolidated statement of operations. The net losses reflect a 1% prepayment fee of $1.1 million and a write-off of $3.6 million of unamortized original issue discount and deferred financing costs.

During the year ended December 31, 2018, the Company incurred debt issuance and amendment costs aggregating $14.6 million in connection with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, 10.75% Subordinated Notes (and the subsequent amendment thereto), and the 2017 Debt Facilities Second Amendment. (See Note 2, “Significant Accounting Policies,” for additional information relating to deferred financing charges). Debt issuance and amendment fees paid to all lenders and third-party fees associated with the ABN Term Loan Facility, Sinosure Credit Facility, 8.5% Senior Notes, and 10.75% Subordinated Notes totaled $7.7 million, of which $7.6 million were capitalized as deferred finance charges and $0.1 million was expensed and is included in third-party debt modification fees in the consolidated statement of operations. Debt amendment fees paid to lenders and third-party fees associated with the 2017 Debt Facilities Second Amendment totaled $6.9 million, of which $4.4 million were capitalized as deferred finance charges. The remaining $2.5 million was expensed, of which $1.2 million is included in third-party debt modification fees in the consolidated statement of operations and $1.3 million of debt extinguishment costs are included in other expense in the consolidated statement of operations. In addition, aggregate net losses of $2.4 million for the year ended December 31, 2018 recognized on the repurchases of the Company’s debt facilities, is included in other expense in the consolidated statement of operations. The net loss reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal prepayment of $60 million made in connection with the 2017 Debt Facilities Second Amendment and the repurchase of $2.1 million of the 10.75% Subordinated Notes, which were treated as partial extinguishments. Debt issuance and amendment costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt on the consolidated balance sheets.

International Seaways, Inc.

As of December 31, 2020, the aggregate annual principal payments required to be made on the Company’s debt facilities are as follows:

(Dollars in thousands)	Amount
2021	$61,483
2022	61,483
2023	86,484
2024	61,483
2025	143,532
Thereafter	128,233
Aggregate principal payments required	$542,698

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
December 31, 2020:
Cash and cash equivalents (1)	$215,677	$215,677	$—
Core Term Loan Facility	(271,571)	—	(271,571)
Sinosure Credit Facility	(246,127)	—	(246,127)
8.5% Senior Notes	(25,697)	(25,697)	—

December 31, 2019:
Cash and cash equivalents (1)	$150,243	$150,243	$—
2017 Term Loan Facility	(333,177)	—	(333,177)
ABN Term Loan Facility	(23,248)	—	(23,248)
Sinosure Credit Facility	(269,705)	—	(269,705)
8.5% Senior Notes	(26,120)	(26,120)	—
10.75% Subordinated Notes	(32,649)	—	(32,649)
(1)	Includes non-current restricted cash of $16.3 million and $60.6 million at December 31, 2020 and 2019, respectively.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. The Company was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350 million to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap had a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which was composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement was designated and qualified as a cash flow hedge and contained no leverage features. The Interest Rate Collar, which continued to cover a notional amount of $350 million, was effective July 31, 2019 and provided for the following rates based on one-month LIBOR:

●	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
●	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

The Company determined that as of September 30, 2019, the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of a $100 million prepayment made on October 8, 2019 using a substantial portion of the proceeds from the sale of the LNG Joint Venture (See Note 6, “Equity Method Investments”). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar were no longer deferred through other comprehensive income/(loss) and amounts previously deferred in accumulated other comprehensive loss remained so classified until the forecasted

International Seaways, Inc.

interest accrual transactions either affect earnings or become not probable of occurring. Changes in the fair value of the Interest Rate Collar recorded through earnings during the last quarter of 2019 totaled an aggregate gain of $0.9 million. In addition, as of December 31, 2019, the Company released accumulated other comprehensive loss of $0.5 million to earnings as it was probable that the expected notional amount of the re-designated hedge will fall below the notional amount of the Interest Rate Collar.

In connection with its entry into the Core Term Loan Facility (see Note 8, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional Interest Rate Collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the Interest Rate Collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

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

The Company was also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.99% through the termination date of March 21, 2022. The interest rate swap agreement was designated and qualified as a cash flow hedge and contained no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component is recorded in current and noncurrent other liabilities on the consolidated balance sheet at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows.

International Seaways, Inc.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2020 and 2019:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Long-term derivative asset	Current portion of derivative liability	Long-term derivative liability	Accounts payable, accrued expenses and other current liabilities	Other liabilities
December 31, 2020:
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,129	$(4,121)	$(6,155)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,979)	(14,051)
Total	$2,129	$(4,121)	$(6,155)	$(2,979)	$(14,051)

December 31,2019:
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$(2,384)	$(5,968)	$—	$—

Derivatives not designated as cash flow hedges:
Interest rate collar	—	(1,230)	(577)	—	—
Total	$—	$(3,614)	$(6,545)	$—	$—
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three years ended December 31, 2020 follows:

(Dollars in thousands)	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	$(20,123)	$(15,221)	$(1,948)
Interest rate cap/collar	—	(3,905)	261

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(1,380)	—	—
Total other comprehensive loss	$(21,503)	$(19,126)	$(1,687)

International Seaways, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2020 is shown below:

(Dollars in thousands)	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	$4,571	$1,467	$471
Interest rate cap/collar	—	99	21

Derivatives not designated as hedging instruments:
Interest rate collar	1,352	(65)	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	3,376	—	—
Total interest expense	$9,299	$1,501	$492

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 2(1)
Assets/(Liabilities) at December 31, 2020:
Derivative Assets (interest rate swaps)	$2,129	$2,129
Derivative Liabilities (interest rate swaps)	(10,276)	(10,276)

Assets/(Liabilities) at December 31, 2019:
Derivative Assets (interest rate swaps and collar)	$—	$—
Derivative Liabilities (interest rate swaps and collar)	(10,159)	(10,159)
(1)	For the interest rate cap, collar and swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

International Seaways, Inc.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the year ended December 31, 2020:

			Impairment
(Dollars in thousands)	Fair Value	Level 2	Charges
Assets:
Crude Tankers - Vessels held for use (1)(2)	$134,035	$134,035	$(47,265)
Product Carriers - Vessels held for use (1)(2)	$113,250	$113,250	$(55,757)
(1)	Pre-tax impairment charges of $5.5 million related to one VLCC tanker, $11.7 million related to two VLCC tankers, and $30.1 million related to one VLCC tanker and one Aframax in the Crude Tankers segment were recorded during the three-month periods ended June 30, 2020, September 30, 2020, and December 31, 2020, respectively. Pre-tax impairment charges of $55.7 million related to two LR1s and four MRs in the Product Carriers segment were recorded during the three-month period ended December 31, 2020.
(2)	The fair value measurement of $30.4 million that was used to determine the impairment for one VLCC at June 30, 2020, the fair value measurement of $50.5 million that was used to determine the impairment for two VLCCs at September 30, 2020, and the fair value measurement of $53.1 millon that was used to determine the impairment for one VLCC and one Aframax, and $113.3 million that was used to determine the impairment of two LR1s and four MRs at December 31, 2020, were based upon a market approach, which considered the expected sales price of the vessel obtained from vessel appraisals and executed memoranda of agreements for the sale of each of the vessels as discussed in Note 5, “Vessels.” As sales of vessels occur somewhat infrequently, the expected sales price is considered to be Level 2.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Accounts payable	$2,609	$4,988
Payroll and benefits	6,293	5,585
Interest	370	594
Other-than-insignificant financing element of derivatives	2,979	—
Due to owners on chartered in vessels	787	1,108
Accrued drydock, repairs and vessel betterment costs	6,247	3,150
Bunkers and lubricants	656	538
Charter revenues received in advance	3,060	272
Insurance	493	539
Accrued vessel expenses	8,779	8,003
Accrued general and administrative expenses	940	1,052
Other	1,212	1,725
Total accounts payable, accrued expense and other current liabilities	$34,425	$27,554

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

INSW, including its subsidiaries, which are disregarded entities for U.S. Federal income tax purposes, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2020, less than 50 percent of the total vote and value of the Company’s stock was held by one

International Seaways, Inc.

or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2021, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

The components of the income tax (provision)/benefit follow:

(Dollars in thousands)	2020	2019	2018
Current	$(1)	$(1)	$105
Deferred	—	—	—
Income tax (provision)/benefit	$(1)	$(1)	$105

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax (provisions)/benefits are summarized as follows:

	2020	2019	2018
Change in valuation allowance	0.66%	0.66%	(0.66)%
Income subject to tax in other jurisdictions	(0.65)%	(0.83)%	0.54%
Effective income tax rate	0.01%	(0.17)%	(0.12)%

The significant components of the Company’s deferred tax liabilities and assets follow:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,173	$1,836
Excess of tax over book basis of depreciable assets	612	548
Pensions	1,950	1,797
Total deferred tax assets	4,735	4,181
Less: Valuation allowance	(4,735)	(4,181)
Deferred tax assets, net	—	—
Net noncurrent deferred tax assets/(liabilities)	$—	$—

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards of $11.4 million and $10.8 million, respectively. The net operating loss carryforward of $11.4 million as of December 31, 2020 has an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $4.7 million and $4.2 million, respectively, as of December 31, 2020 and 2019. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs. During 2020, the Company increased its valuation allowance by $0.5 million primarily as a result of changes in net operating loss carryforwards and the unfunded benefit obligation related to defined benefit pension plan in the United Kingdom.

International Seaways, Inc.

Unrecognized tax benefits (excluding interest and penalties) of $7 thousand as of December 31, 2020 and 2019, are included in other current liabilities in the consolidated balance sheets.

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2020 and 2019, the Company has recognized a total liability for interest of $7 thousand and $5 thousand, respectively.

NOTE 12 — CAPITAL STOCK AND STOCK COMPENSATION:

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Effective November 18, 2016, INSW adopted, incentive compensation plans (the “Incentive Plans” as further described below) in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. INSW reserved 2,000,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan. Effective June 22, 2020, INSW adopted new Incentive Plans and reserved an additional 1,400,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation — Restricted Common Stock

INSW awarded a total of 57,317, 51,107 and 47,501 restricted common stock shares during the years ended December 31, 2020, 2019 and 2018, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $16.05 (2020), $18.00 (2019) and $18.82 (2018) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

On July 8, 2020, Mr. Gregory A. Wright resigned from the Board. Mr. Wright’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  In connection with his resignation, a total of 6,230 shares previously granted to Mr. Wright (valued at approximately $0.1 million) vested in full on July 8, 2020. In addition, in consideration of the Company’s and the Board’s ability to seek advice from him following his resignation through the end of the second quarter of 2021, the Company paid Mr. Wright approximately $0.1 million in July 2020.

Management Compensation

(i) Restricted Stock Units

During the years ended December 31, 2020, 2019 and 2018, the Company awarded 58,258, 63,998 and 55,536 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $21.93 (2020), $17.21 (2019) and $17.46 (2018) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

In addition, in July 2019, the Company granted 26,451 time-based RSUs to its employees. The weighted average grant date fair value of these awards was $19.00 per RSU. Each award of RSUs will vest in equal installments on each of the first two anniversaries of the grant date.

International Seaways, Inc.

Also, in December 2019, the Company granted 44,466 time-based RSUs to certain employees, including senior officers. The weighted average grant date fair value of these awards was $27.66 per RSU. Each award of RSUs vested on the first anniversary of the grant date.

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

During the years ended December 31, 2020, 2019 and 2018, the Company awarded 58,258, 63,994 and 55,534, respectively, performance-based RSUs to its senior officers. The weighted average grant date fair value of the awards with performance conditions was determined to be $17.83 (2020), $17.21 (2019), and $17.46 (2018) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $17.59 (2020), $16.68 (2019) and $18.87 (2018) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target and the ROIC Target in the 2018 award were achieved at a payout of 100% and 130%, respectively, of target as of the performance period end date of December 31, 2020.

In addition, in April 2019 and 2018, the Company awarded an executive officer 11,882 performance-based restricted stock units, respectively, representing the second and third tranches of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.21 (2019) and $17.46 (2018) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance awards which vested on December 31, 2019 and December 31, 2018, respectively, was subject to INSW’s ROIC performance for the year ended December 31, 2019 and 2018, respectively, relative to a target rate set forth in the award agreement. The performance condition in the 2019 and 2018 award was achieved at a payout of approximately 126% and 72% of target, respectively.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(ii) Stock Options

During the years ended December 31, 2020, 2019 and 2018, the Company awarded to certain senior officers an aggregate of 131,992, 137,847 and 124,955 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.93, $17.21, and $17.46 per share for options granted in 2020, 2019, and 2018, respectively. The weighted average grant date fair value of the options granted in 2020, 2019 and 2018 was $9.68, $7.99 and $7.76 per option, respectively. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 0.44% (2020), 2.36% (2019) and 2.67% (2018), dividend yields of 1.02% (2020) and 0% (2019 and 2018), expected stock price volatility factors of .52 (2020), .46 (2019) and .42 (2018), and expected lives at inception of six years, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such

International Seaways, Inc.

period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Dividends

On February 26, 2020, May 20, 2020, August 4, 2020, and October 28, 2020, respectively, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 30, 2020, June 22, 2020, September 23, 2020, and December 23, 2020, respectively, to stockholders of record as of March 17, 2020, June 8, 2020, September 9, 2020, and December 8, 2020, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 23, 2021. The dividend will be paid on March 26, 2021 to shareholders of record at the close of business on March 11, 2021.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 75,894, 21,589 and 28,002 shares of common stock during the years ended December 31, 2020, 2019 and 2018 at an average cost of $20.31, $17.07 and $17.81 per share, respectively (based on the market prices on the dates of vesting), from employees, including certain members of management to cover withholding taxes.

On March 5, 2019, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company could opportunistically repurchase up to $30.0 million worth of shares of the Company’s common stock from time to time over a 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company were not be eligible for repurchase under this program without further authorization from the Board. During the first half of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million. On August 4, 2020, the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the second half of 2020 nor during the years ended December 31, 2019 and 2018.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2017	174,177
Granted (2)	173,573
Forfeitures (3)	(19,995)
Vested ($18.62 - $24.05 per share) (1)	(97,554)
Nonvested Shares Outstanding at December 31, 2018	230,201
Granted (2)	270,096
Forfeitures (3)	(20,570)
Vested ($17.46- $29.61 per share) (1)	(126,863)
Nonvested Shares Outstanding at December 31, 2019	352,864
Granted (2)	182,142
Forfeitures (3)	—
Vested ($17.21- $27.66 per share) (1)	(229,123)
Nonvested Shares Outstanding at December 31, 2020	305,883
(1)	Includes 71,513 (2020), 21,529 (2019) and 21,752 (2018) shares of common stock sold back to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.
(2)	Includes 8,309, 8,198 and 3,120 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2020, 2019 and 2018, respectively.
(3)	Represents restricted stock units forfeited because performance targets were not achieved as of the measurement date.

International Seaways, Inc.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2017	275,830
Granted	124,955
Exercised	—
Options Outstanding at December 31, 2018	400,785
Granted	137,847
Exercised	—
Options Outstanding at December 31, 2019	538,632
Granted	131,992
Exercised	—
Options Outstanding at December 31, 2020	670,624
Options Exercisable at December 31, 2020	405,082

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2020 was 7.15 years and 6.20 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2020 was between $17.21 and $30.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2020 was $19.78 and $19.90, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2020 was nil, respectively.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2020, 2019 and 2018 was $4.6 million, $3.2 million and $2.3 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $1.1 million and $0.9 million, respectively.

As of December 31, 2020, there was $4.8 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.65 years.

NOTE 13 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Unrealized losses on derivative instruments	$(24,098)	$(11,732)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,515)	(8,838)
	$(32,613)	$(20,570)

International Seaways, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2020.

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2017	$(28,989)	$(11,418)	$(40,407)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(1,687)	1,107	(580)
Amounts reclassified from accumulated other comprehensive loss	9,156	1,902	11,058
Balance at December 31, 2018	(21,520)	(8,409)	(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(19,126)	(818)	(19,944)
Amounts reclassified from accumulated other comprehensive loss	28,914	389	29,303
Balance at December 31, 2019	(11,732)	$(8,838)	(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(21,503)	(61)	(21,564)
Amounts reclassified from accumulated other comprehensive loss	9,137	384	9,521
Balance at December 31, 2020	$(24,098)	$(8,515)	$(32,613)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2020.

(Dollars in thousands)	2020	2019	2018	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in income of
joint venture investees	$1,109	$26,490	$8,664	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	4,571	1,467	471	Interest expense
Interest rate cap/collar entered into by the Company's subsidiaries	—	99	21	Interest expense

Reclassifications of losses on derivatives subsequent to
discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	81	858	—	Interest expense

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	3,376	—	—	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	384	389	1,902	Other expense
Total before and net of tax	$9,521	$29,303	$11,058

The following amounts are included in accumulated other comprehensive loss at December 31, 2020, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1.4 million ($1.0 million net of tax) and unrecognized actuarial losses of $8.9 million ($7.5 million net of tax).

International Seaways, Inc.

At December 31, 2020, the Company expects that it will reclassify $9.6 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate collar and swaps held by the Company.

See Note 6, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 14 — REVENUE:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are cancellable with up to 90 days' notice. As of December 31, 2020, the Company is a party to time charter out contracts with customers on six Panamaxes (including one which was delivered to the charterer in early January 2021), one LR2, and two VLCCs with expiry dates ranging from February 2021 to March 2023. Upon their expiry in February 2021, the Company extended the time charters on two Panamaxes for an additional three months through May 2021. The Company is also a party to a one-year profit share agreement, which expires in March 2021, to participate in 25% of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

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

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the years ended December 31, 2020, 2019 and 2018:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2020
Revenues from leases
Pool revenues	$198,316	$74,664	$—	$272,980
Time and bareboat charter revenues	87,783	936	—	88,719
Voyage charter revenues from non-variable lease payments(1)	19,016	10,456	—	29,472
Voyage charter revenues from variable lease payments	1,180	827	—	2,007
Revenues from services
Voyage charter revenues
Service revenue from voyage charters	472	—	—	472
Lightering services	27,998	—	—	27,998
Total shipping revenues	$334,765	$86,883	$—	$421,648
2019
Revenues from leases
Pool revenues	$173,751	$80,304	$—	$254,055
Time and bareboat charter revenues	27,535	90	—	27,625
Voyage charter revenues from non-variable lease payments(1)	29,786	434	—	30,220
Voyage charter revenues from variable lease payments	2,574	—	—	2,574
Revenues from services
Voyage charter revenues
Lightering services	51,710	—	—	51,710
Total shipping revenues	$285,356	$80,828	$—	$366,184
2018
Revenues from leases
Pool revenues	$111,214	$65,992	$—	$177,206
Time and bareboat charter revenues	24,088	1,873	—	25,961
Voyage charter revenues from non-variable lease payments(1)	20,682	100	—	20,782
Voyage charter revenues from variable lease payments	1,346	—	—	1,346
Revenues from services
Voyage charter revenues
Lightering services	45,066	—	—	45,066
Total shipping revenues	$202,396	$67,965	$—	$270,361
(1)	Includes $4.4 million, $0.3 million and $2.3 million of loss of hire insurance proceeds received during the years ended December 31, 2020, 2019 and 2018, respectively. All such proceeds were associated with vessels in our Crude Tankers segment except for the 2019 proceeds which was associated with a vessel in the Product Carriers segment.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2020	$2,727	$—	$—
Closing balance as of December 31, 2020	2,148	166	—

International Seaways, Inc.

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Positive/(negative) adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2020 and 2019 were $47 thousand and ($493) thousand, respectively. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of December 31, 2020, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the years ended December 31, 2020 and 2019 for the lease component of these leases are as follows:

(Dollars in thousands)	2020	2019
Operating lease cost
Vessel assets
Charter hire expenses	$11,666	$15,089

Office and other space
General and administrative	1,044	996
Voyage expenses	168	168

Short-term lease cost
Vessel assets (1)
Charter hire expenses	4,585	10,769

Office and other space
General and administrative	29	116
Voyage expenses	—	52
Vessel expenses	—	8
Total lease cost	$17,492	$27,198
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.2 million and $10.6 million for the years ended December 31, 2020 and 2019, respectively, including both lease and non-lease components.

International Seaways, Inc.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,878	$16,178

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$21,588	$33,718

Current portion of operating lease liabilities	$(8,867)	$(12,958)
Long-term operating lease liabilities	(10,253)	(17,953)
Total operating lease liabilities	$(19,120)	$(30,911)

Weighted average remaining lease term - operating leases	2.75 years	3.24 years
Weighted average discount rate - operating leases	7.21%	7.16%

1.	Charters-in of vessel assets:

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

As of December 31, 2020, INSW had commitments to charter in two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from June 2021 to August 2021, are accounted for as operating leases. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of December 31, 2020, the Company has determined that the purchase options are not reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of December 31, 2020 are as follows:

Bareboat Charters-in

(Dollars in thousands)	Amount	Operating Days
2021	$6,278	730
2022	6,278	730
2023	4,532	556
Total lease payments	17,088	2,016
less imputed interest	(1,608)
Total operating lease liabilities	$15,480

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2021	$2,170	408
Total lease payments (lease component only)	2,170	408
less imputed interest	(43)
Total operating lease liabilities	$2,127

International Seaways, Inc.

2.	Office and other space:

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

Payments of lease liabilities for office and other space as of December 31, 2020 are as follows:

(Dollars in thousands)	Amount
2021	$936
2022	273
2023	229
2024	178
Total lease payments	1,616
less imputed interest	(103)
Total operating lease liabilities	$1,513

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for six Panamaxes, one LR2 and two VLCCs and the related revenue days as of December 31, 2020 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2021	$28,856	1,053
2022	16,425	365
2023	3,195	71
Future minimum revenues	$48,476	1,489

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

International Seaways, Inc.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$27,481	$23,814
Interest cost on benefit obligation	525	657
Actuarial losses	2,202	2,761
Benefits paid	(875)	(820)
Foreign exchange losses	943	1,069
Benefit obligation at year end	30,276	27,481

Change in plan assets:
Fair value of plan assets at beginning of year	26,994	22,785
Actual return on plan assets	3,427	3,341
Employer contributions	664	639
Benefits paid	(875)	(820)
Foreign exchange gains	1,009	1,049
Fair value of plan assets at year end	31,219	26,994
Funded/(unfunded) status at December 31	$943	$(487)

The funded or unfunded benefit obligation for the pension plan is included in other assets or other liabilities, respectively, in the accompanying consolidated balance sheets.

Information for net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 follows:

(Dollars in thousands)	2020	2019	2018
Components of expense:
Interest cost on benefit obligation	$525	$657	$707
Expected return on plan assets	(1,018)	(1,017)	(1,029)
Amortization of prior-service costs	75	74	71
Recognized net actuarial loss	310	315	388
Recognized settlement loss	—	—	1,442
Net periodic benefit cost	$(108)	$29	$1,579

Unrecognized actuarial losses are amortized over a period of 19 years, which at the time selected, represented the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2020	December 31, 2019
Discount rate	1.20%	2.00%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2020	2019	2018
Discount rate	2.00%	2.80%	2.40%
Expected (long-term) return on plan assets	3.89%	4.46%	3.85%
Rate of future compensation increases	-	-	-

International Seaways, Inc.

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2021	$865
2022	866
2023	895
2024	1,022
2025	1,126
Years 2026-2030	5,452
$10,226

The fair values of the Company’s pension plan assets at December 31, 2020, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$757	$757	$—
Managed funds	30,462	—	30,462
Total	$31,219	$757	$30,462
(1)	Quoted prices for the managed funds are not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

A target allocation of 80% is maintained with return seeking assets, with the balance of 20% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $0.7 million, $0.6 million and $0 to the Scheme in 2020, 2019 and 2018, respectively. The Company expects that its contribution to the Scheme in 2021 will be approximately $0.7 million.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the three years ended December 31, 2020 were $0.4 million.

NOTE 17 — OTHER EXPENSE:

(Dollars in thousands)	2020	2019	2018
Investment income - interest	$558	$2,520	$1,300

Net actuarial gain/(loss) on defined benefit pension plan	633	628	(902)
Write-off of deferred financing costs	(13,073)	(3,558)	(2,400)
Loss on extinguishment of debt	(1,197)	(1,100)	(1,295)
Other	262	567	(418)
	$(12,817)	$(943)	$(3,715)

Refer to Note 8, “Debt,” for additional information relating to write-off of deferred financing costs and loss on extinguishment of debt.

International Seaways, Inc.

NOTE 18 — 2020 AND 2019 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended (Dollars in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,
2020
Shipping revenues	$125,337	$139,725	$99,883	$56,703
Gain/(loss) on disposal of vessels and other property, including impairments(1)	2,804	(4,134)	(12,834)	(85,923)
Income/(loss) from vessel operations	53,349	67,892	16,832	(98,193)
Equity in income of affiliated companies(1)	5,111	5,205	5,356	(11,553)
Interest expense	(12,009)	(8,881)	(7,999)	(7,823)
Income tax provision	—	(1)	—	—
Net income/(loss)	33,019	64,358	13,981	(116,889)

Basic and diluted net income/(loss) per share	$1.13	$2.26	$0.50	$(4.18)
(1)	Refer to Note 5, “Vessels, Deferred Drydock and Other Property” and Note 6, “Equity Method Investments,” respectively, for further information on a $85.9 million impairment charge recorded during the fourth quarter of 2020 and the Company’s $16.4 million share of a non-cash deferred tax provision recorded by the FSO Joint Venture during the fourth quarter of 2020.

Selected Financial Data for the Quarter Ended (Dollars in thousands, except per share amounts)	March 31,	June 30,	Sept. 30,	Dec. 31,
2019
Shipping revenues	$101,874	$69,010	$71,278	$124,022
Gain/(loss) on disposal of vessels and other property	48	(1,548)	1,472	(280)
Income/(loss) from vessel operations	19,324	(7,934)	(2,843)	46,621
Equity in income of affiliated companies	8,070	8,015	8,474	(13,346)
Interest expense	(17,533)	(17,443)	(17,010)	(14,281)
Income tax provision	—	—	—	(1)
Net income/(loss)	10,897	(16,523)	(11,095)	15,891

Basic and diluted net income/(loss) per share	$0.37	$(0.57)	$(0.38)	$0.54

NOTE 19 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2020. The next deficit valuation will be as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of December 31, 2020. The next deficit valuation is as of March 31, 2020 with an actuarial valuation to be issued by June 30, 2021.

International Seaways, Inc.

Galveston

In late September 2017, an industrial accident at a dock facility in Galveston, Texas resulted in fatalities to two temporary employees of a subsidiary of the Company, following which several legal matters ensued. First, the Occupational Safety and Health Administration and local law enforcement conducted accident investigations. These have not, to date, resulted in citations or other adverse enforcement actions being issued to and/or taken against the subsidiary. Second, two wrongful death lawsuits relating to the accident were filed in state court in Texas (Harris County District Court) in September 2017, identifying the subsidiary as one of several defendants; these lawsuits were subsequently settled in October 2017 as to most of the original defendants other than the subsidiary. In January 2018, the case was removed to federal district court in Houston, Texas (Southern District); after various court proceedings, the district court dismissed the remaining claims against the subsidiary with prejudice in May 2020. Third, several of the original defendants in the wrongful death/personal injury actions (the “T&T Defendants”) made demands to the subsidiary and its insurers for contractual defense, indemnity and additional insured coverage for all claims being asserted against them arising from the incident, including settlement amounts and defense costs. Following a series of proceedings that took place in 2017 and 2018 in federal and state courts in Texas and the U.S. Fifth Circuit Court of Appeals, in early 2019 the T&T Defendants settled their claims with the subsidiary and its insurers. Pursuant to the terms of that settlement, all litigation concerning these claims was dismissed with prejudice. Finally, in February 2018, the subsidiary and its insurers settled three “bystander” claims made by crew members aboard a nearby vessel that was under charter to the subsidiary for alleged emotional and other personal injuries. The subsidiary subsequently initiated an arbitration against the bystanders’ employer seeking recovery of the settlement payment. In August 2019, the arbitration panel issued a decision that provided for a partial recovery of costs, which was subsequently paid for the benefit of the subsidiary’s insurers.

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

NOTE 20 — SUBSEQUENT EVENTS:

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard, subject to certain conditions customary to similar transactions. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in 2023, the vessels will be employed on seven-year time charter contracts with oil major – Shell. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and available liquidity.

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Vessels
Description of the Matter

As of December 31, 2020, the carrying value of the Company’s vessels was approximately $1.1 billion. As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. During the year ended December 31, 2020, the Company recognized an impairment charge of approximately $103.0 million to write down certain vessels’ carrying values to their estimated fair values.

International Seaways, Inc.

Auditing the Company’s impairment assessment was complex due to the significant estimation uncertainty and judgment required to determine the future net cash flows of the vessels and the degree of subjectivity involved in determining the fair value of the impaired vessels. In particular, these estimates are sensitive to significant assumptions including forecast charter rates, operating expenses and the residual value of the vessels, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment assessment process, including controls over management’s identification of impairment indicators and management’s review of the significant assumptions described above. For example, we tested management’s review of the methods used to forecast charter rates and the residual value of the vessels as well as its review of the completeness, accuracy, and relevance of the key inputs used in developing the estimates of fair value, including third-party appraisals.

To test the Company’s impairment assessment including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the key inputs used by management in its analyses. For example, we compared the forecast charter rates and residual values used by management to current and past performance of the vessels, forecasted market rates and other relevant external market and industry data. Further, we evaluated the third-party appraisal reports used by management to determine the fair value of the vessels. We involved our internal valuation specialists to assist in our evaluation of the methodologies and the significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 12, 2021

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Seaways, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

March 12, 2021

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	51	President and Chief Executive Officer and Director	May 2018 and November 2016
Jeffrey D. Pribor	63	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	52	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	44	Vice President and Chief Commercial Officer	February 2017 and November 2016
William Nugent	53	Vice President and Head of Ship Operations	February 2017 and November 2016
Adewale O. Oshodi	41	Vice President and Controller	November 2016

The business experience and certain other background information regarding our executive officers is set forth below.

Lois K. Zabrocky. Ms. Zabrocky has served as a Director of the Company since May 2018. Until her appointment to the role of Chief Executive Officer of the Company, Ms. Zabrocky served as Senior Vice President and Head of OSG’s International Flag Strategic Business Unit with responsibility for the strategic plan and profit and loss performance of OSG’s international tanker fleet comprised of 50 vessels and approximately 300 shoreside staff. Ms. Zabrocky served in various roles during her 25 years at OSG. Ms. Zabrocky served as Senior Vice President of OSG from June 2008 through August 2014 when she was appointed as Co-President of OSG and Head of the International Flag Strategic Business Unit of OSG. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit of OSG from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011. She served as a director of the Company from November 2011 through November 2016 during which time the Company was a wholly-owned subsidiary of OSG.

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

International Seaways, Inc.

Derek Solon. Mr. Solon has served as Vice President of the Company since February 2017 and Chief Commercial Officer of the Company since November 30, 2016. Mr. Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit from 2014 until November 30, 2016. Prior to assuming that role he served as Vice President, Sale & Purchase since 2012. Before joining OSG, Mr. Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

International Seaways, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2020 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 12, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	670,624	$$19.78	1,721,385	*
*	Consists of 1,317,928 shares eligible to be granted under the Company’s 2020 Management Incentive Compensation Plan and 403,457 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2020, in connection with its 2021 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

All Schedules of the Company have been omitted since they are not applicable or are not required.

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

4.2

Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated herein by reference).

4.3

First Supplemental Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated herein by reference).

4.4	Form of Global Note (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.3).

*10.1

International Seaways, Inc. Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

International Seaways, Inc.

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

*10.3

International Seaways, Inc. Management Incentive Compensation Plan ("MICP") (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 25, 2016 and incorporated herein by reference).

*10.3.1	Form of International Seaways, Inc. MICP Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.3.2	Form of International Seaways, Inc. MICP Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.3.3

Form of International Seaways, Inc. MICP Performance-Based Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K for 2016 and incorporated herein by reference).

*10.3.4

Form of International Seaways, Inc. MICP Alternate Stock Option Grant Agreement (filed as Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.3.5

Form of International Seaways, Inc. MICP Alternate Restricted Stock Unit (“RSU”) Grant Agreement (filed as Exhibit 10.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.3.6

Form of International Seaways, Inc. MICP Alternate Performance RSU Grant Agreement (filed as Exhibit 10.2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.4

International Seaways, Inc. 2020 Management Incentive Compensation Plan (“2020 MICP”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.4.1

Form of International Seaways, Inc. 2020 MICP Stock Option Grant Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.4.2

Form of International Seaways, Inc. 2020 MICP Time-Based RSU Grant Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.4.3

Form of International Seaways, Inc. 2020 MICP Performance-Based RSU Grant Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

10.5

Form of Employee Matters Agreement between Overseas Shipholding Group, Inc. and the Registrant (filed as Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.5.1**	Form of Enhanced Severance Agreement.

*10.6

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

International Seaways, Inc.

*10.6.1

Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.6.2

Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.6.3

Form of Amendment No. 3 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.6.4

Amendment No. 4 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.6.5	Amendment No. 5 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.6.6	Amendment No. 6 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.7

Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.7.1

Amendment No. 1 to James D. Small III’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.4 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.7.2

Amendment No. 2 to James D. Small III’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.14 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.7.3

Form of Amendment No. 3 to James D. Small III's Employment Agreement (filed as Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.7.4	Amendment No. 4 to James D. Small III’s Employment Agreement (filed as Exhibit 10.8 the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.8.1	Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.8.2

Amendment No. 2 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

*10.8.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.8.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

International Seaways, Inc.

*10.9

Employment Agreement dated November 9, 2016 between the Registrant and Jeffrey D. Pribor (filed as Exhibit 10.20 to Amendment No. 6 to the Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

*10.9.1

Amendment No. 1 to Jeffrey D. Pribor’s Employment Agreement dated November 9, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.9.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.10

International Seaways Ship Management LLC Supplemental Executive Savings Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.11

$220 Million Senior Secured Credit Facility of TI Africa Limited and TI Asia Limited, as joint and several Borrowers, and ABN Amro Bank N.V. and ING Belgium SA/NV, as Mandated Lead Arrangers, dated March 29, 2018 (filed as exhibit 10.21 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.12

Guarantee, dated March 29, 2018, relating to $220 Million Senior Secured Credit Facility dated March 29, 2018 (filed as exhibit 10.22 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

10.13

Amending and Restating Agreement by and among Gener8 Maritime Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Registrant, the Registrant, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) (the “Sinosure Credit Facility”) and certain other parties thereto (filed as Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-226946) filed on August 28, 2018 and incorporated herein by reference).

10.14

Distribution Agreement dated January 9, 2019 among the Registrant and Evercore Group L.L.C. and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2019 and incorporated herein by reference).

10.15

Consent letter dated March 1, 2019, relating to the Sinosure Credit Facility (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2019 and incorporated herein by reference).

10.16

$390 Million Credit Agreement dated as of January 23, 2020 (the “390 Million Facility”) among the Registrant, International Seaways Operating Corporation, the other guarantors from time to time party thereto, the lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent, collateral agent and security trustee, ABN AMRO Capital USA LLC, as sustainability coordinator, Nordea Bank Abp, New York Branch, ABN AMRO Capital USA LLC, DNB Markets, Inc., Credit Agricole Corporate & Investment Bank, and Skandinaviska Enskilda Banken AB (Publ), as mandated lead arrangers and bookrunners, and BNP Paribus and Danish Ship Finance A/S, as lead arrangers (pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and similar attachments have been omitted but will be furnished supplementally to the Commission upon request) (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.16.1

First Amendment dated as of April 27, 2020 to the $390 Million Facility by and among the Registrant, International Seaways Operating Corporation, the other guarantors, the lenders party thereto, and Nordea Bank Abp, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current report on Form 8-K dated May 1, 2020 and incorporated herein by reference).

**21	List of significant subsidiaries of the Registrant.

International Seaways, Inc.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document.

EX-101.SCH	Inline XBRL Taxonomy Schema.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2021

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

Name	Date
/s/ LOIS K. ZABROCKY	March 12, 2021
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	March 12, 2021
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 12, 2021
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 12, 2021
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 12, 2021
Ian T. Blackley, Director

/s/ RANDEE DAY	March 12, 2021
Randee Day, Director

/s/ JOSEPH I. KRONSBERG	March 12, 2021
Joseph I. Kronsberg, Director

/s/ DAVID I. GREENBERG	March 12, 2021
David I. Greenberg, Director

/s/ TY E. WALLACH	March 12, 2021
Ty E. Wallach, Director

International Seaways, Inc.