Form 10-Q
period 2021-03-31
International Seaways, Inc.
filed 2021-05-06
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 3, 2021: common stock, no par value 28,087,011 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$156,178	$199,390
Voyage receivables, net of allowance for credit losses of $93 and $55
including unbilled of $41,807 and $38,430	46,102	43,362
Other receivables	7,469	4,479
Inventories	2,271	3,601
Prepaid expenses and other current assets	9,380	6,002
Total Current Assets	221,400	256,834
Restricted cash	16,223	16,287
Vessels and other property, less accumulated depreciation of $199,215 and $186,084	1,097,853	1,108,214
Deferred drydock expenditures, net	38,150	36,334
Operating lease right-of-use assets	19,157	21,588
Investments in and advances to affiliated companies	144,770	141,924
Long-term derivative assets	8,642	2,129
Other assets	5,857	3,229
Total Assets	$1,552,052	$1,586,539

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,547	$34,425
Current portion of operating lease liabilities	7,781	8,867
Current installments of long-term debt	61,483	61,483
Current portion of derivative liabilities	3,916	4,121
Total Current Liabilities	97,727	108,896
Long-term operating lease liabilities	8,916	10,253
Long-term debt	459,451	474,332
Long-term derivative liabilities	4,066	6,155
Other liabilities	14,129	14,861
Total Liabilities	584,289	614,497

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 28,055,890 and 28,014,877
shares issued and outstanding	1,279,368	1,280,501
Accumulated deficit	(289,211)	(275,846)
	990,157	1,004,655
Accumulated other comprehensive loss	(22,394)	(32,613)
Total Equity	967,763	972,042
Total Liabilities and Equity	$1,552,052	$1,586,539

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Shipping Revenues:
Pool revenues, including $17,247 and $70,675
from companies accounted for by the equity method	$24,659	$101,209
Time and bareboat charter revenues	14,698	8,604
Voyage charter revenues	7,399	15,524
	46,756	125,337

Operating Expenses:
Voyage expenses	1,587	5,606
Vessel expenses	26,327	32,960
Charter hire expenses	5,741	10,231
Depreciation and amortization	16,754	18,267
General and administrative	8,140	7,434
Provision for credit losses, net	41	62
Third-party debt modification fees	—	232
Loss/(gain) on disposal of vessels and other property, including impairments	11	(2,804)
Total operating expenses	58,601	71,988
(Loss)/income from vessel operations	(11,845)	53,349
Equity in income of affiliated companies	5,468	5,111
Operating (loss)/income	(6,377)	58,460
Other income/(expense)	292	(13,432)
(Loss)/income before interest expense and income taxes	(6,085)	45,028
Interest expense	(7,280)	(12,009)
(Loss)/income before income taxes	(13,365)	33,019
Income tax provision	—	—
Net (loss)/income	$(13,365)	$33,019

Weighted Average Number of Common Shares Outstanding:
Basic	28,023,815	29,154,639
Diluted	28,023,815	29,348,393

Per Share Amounts:
Basic net (loss)/income per share	$(0.48)	$1.13
Diluted net (loss)/income per share	$(0.48)	$1.12

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net (loss)/income	$(13,365)	$33,019
Other comprehensive income/(loss), net of tax:
Net change in unrealized losses on cash flow hedges	10,283	(14,985)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(8)	72
Net change in unrecognized actuarial losses	(56)	521
Other comprehensive income/(loss), net of tax	10,219	(14,392)
Comprehensive (loss)/income	$(3,146)	$18,627

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(13,365)	$33,019
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	16,754	18,267
Amortization of debt discount and other deferred financing costs	540	983
Deferred financing costs write-off	—	12,501
Stock compensation	1,037	1,206
Earnings of affiliated companies	(5,468)	(3,851)
Change in fair value of interest rate collar recorded through earnings	—	1,271
Write-off of registration statement costs	694	—
Other – net	425	293
Items included in net (loss)/income related to investing and financing activities:
Loss/(gain) on disposal of vessels and other property, net	11	(2,804)
Loss on extinguishment of debt	—	992
Cash distributions from affiliated companies	2,825	3,250
Payments for drydocking	(8,594)	(7,565)
Insurance claims proceeds related to vessel operations	528	239
Changes in operating assets and liabilities:
Increase in receivables	(2,740)	(20,249)
Decrease in deferred revenue	(2,995)	—
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(10,658)	766
Net cash (used in)/provided by operating activities	(21,006)	38,318
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(3,281)	(28,914)
Proceeds from disposal of vessels and other property, net	(11)	13,601
Expenditures for other property	(179)	(208)
Investments in and advances to affiliated companies, net	54	364
Net cash used in investing activities	(3,417)	(15,157)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	—	362,989
Extinguishment of debt	—	(382,699)
Payments on debt	(15,371)	(30,895)
Cash payments on derivatives containing other-than-insignificant financing element	(1,312)	—
Cash dividends paid	(1,681)	(1,729)
Repurchases of common stock	—	(10,012)
Cash paid to tax authority upon vesting of stock-based compensation	(489)	(705)
Other – net	—	(26)
Net cash used in financing activities	(18,853)	(63,077)
Net decrease in cash, cash equivalents and restricted cash	(43,276)	(39,916)
Cash, cash equivalents and restricted cash at beginning of year	215,677	150,243
Cash, cash equivalents and restricted cash at end of period	$172,401	$110,327

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	$972,042
Net loss	—	(13,365)	—	(13,365)
Other comprehensive income	—	—	10,219	10,219
Dividends declared and paid	(1,681)	—	—	(1,681)
Forfeitures of vested restricted stock awards	(489)	—	—	(489)
Compensation relating to restricted stock awards	202	—	—	202
Compensation relating to restricted stock units awards	542	—	—	542
Compensation relating to stock option awards	293	—	—	293
Balance at March 31, 2021	$1,279,368	$(289,211)	$(22,394)	$967,763

Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$1,022,293
Net income	—	33,019	—	33,019
Other comprehensive loss	—	—	(14,392)	(14,392)
Dividends declared and paid	(1,729)			(1,729)
Forfeitures of vested restricted stock awards	(705)	—	—	(705)
Compensation relating to restricted stock awards	229	—	—	229
Compensation relating to restricted stock units awards	755	—	—	755
Compensation relating to stock option awards	222	—	—	222
Repurchase of common stock	(10,012)	—	—	(10,012)
Balance at March 31, 2020	$1,301,938	$(237,296)	$(34,962)	$1,029,680

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. The Company owns and operates a fleet of 36 oceangoing vessels, including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet of 36 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 39 vessels. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Note 2 — Proposed Merger Transaction:

On March 30, 2021, INSW and Dispatch Transaction Sub, Inc., a wholly-owned subsidiary of INSW, (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diamond S Shipping Inc., a Republic of Marshall Islands corporation (“Diamond S”) pursuant to which Merger Sub will merge with and into Diamond S (the “Transaction” or “Merger”). After the Merger, Diamond S will continue as the Surviving Corporation that will be a wholly-owned subsidiary of INSW. Upon the closing of the Merger, the shareholders of Diamond S will receive consideration in the form of INSW common stock. As a result of the Merger, the combined company is expected to operate a combined fleet of 100 vessels (including four vessels in which the combined company has joint venture ownership interests), consisting of 61 product carriers and 37 crude tankers with an aggregate carrying capacity of approximately 10.4 million dwt and two Floating Storage and Offloading Service vessels owned in a joint venture.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of Diamond S (the “Diamond S Common Shares”) issued and outstanding immediately prior to the Effective Time (excluding Diamond S Common Shares owned by Diamond S, INSW, Merger Sub or any of their respective direct or indirect wholly owned subsidiaries) will be converted into the right to receive 0.55375 of a share of common stock of INSW (“INSW Common Stock”). The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement will result in INSW shareholders owning approximately 55.75% of the outstanding shares of INSW Common Stock following the Effective Time and Diamond S shareholders owning approximately 44.25% of the outstanding shares of INSW Common Stock following the Effective Time. Prior to the Effective Time, INSW is permitted to pay a special dividend to its shareholders in an aggregate amount equal to $31.5 million. Payment of the special dividend will not result in a change to the exchange ratio. The exchange ratio is subject to an upward adjustment as further described in the Merger Agreement, to the extent that INSW sells any interest in the FSO joint ventures prior to the Effective Time and pays a further special dividend to INSW Shareholders from the proceeds of any such sale (up to a maximum of $25 million). The Merger Agreement provides that at the Effective Time, the Diamond S restricted stock units and restricted stock that are not vested and do not vest at the Effective Time will be assumed by INSW and will automatically convert into restricted stock units or restricted

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares with respect to INSW Common Stock, on the same general terms and conditions under the applicable Diamond S plans and award agreements in effect immediately prior to the Effective Time, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger.

Following the Transaction, the senior management of INSW will remain in their current roles and lead the combined company and the board of directors of the combined company will be comprised of seven representatives designated by the board of directors of INSW and three representatives designated by the board of directors of Diamond S.

In connection with the Merger, lenders under Diamond S’ existing credit facilities agreed, among other things, to consent to the Merger and waive any event of default that would arise as a result of the Merger. Lenders under Diamond S' two existing credit facilities entered into in 2019 have also agreed to enter into amended and restated credit agreements (the “A&R Debt Agreements”) to more closely mirror the terms of INSW’s credit facilities. INSW will guaranty Diamond S' obligations under the A&R Debt Agreements upon their effectiveness.

The Merger is expected to close in the third quarter of 2021, subject to the approval of each of INSW’s and Diamond S’ shareholders, and the effectiveness of a registration statement on Form S-4 to be filed by INSW with the Securities and Exchange Commission (the “SEC”) in connection with the issuance of INSW Common Stock as merger consideration, which will include a prospectus and a joint proxy statement relating to the INSW special shareholder meeting to approve the issuance of INSW Common Stock as merger consideration and the Diamond S special shareholder meeting to approve the Merger. Completion of the Merger is also subject to the execution of certain definitive documents, customary closing conditions and regulatory approvals.

Based on the terms of the Merger Agreement, the Transaction was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The combination consists of acquiring vessels and associated assets and liabilities, which are concentrated in a group of similar identifiable assets, and therefore not considered a business. As a result, the Transaction is expected to be treated as an asset acquisition, whereby all assets acquired and liabilities assumed will be recorded at the cost of the acquisition, including transaction costs, on the basis of their relative fair value.

As of March 31, 2021, INSW has incurred approximately $4.0 million in costs directly related to the Transaction, which are included in other assets in the condensed consolidated balance sheet. Of this amount, $0.6 million was paid during the three months ended March 31, 2021 and is included in expenditures for vessels and vessel improvements in the condensed consolidated statement of cash flows.

Note 3 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Cash, cash equivalents and Restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $16.2 million as of March 31, 2021 and $16.3 million as of December 31, 2020, respectively, represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 10, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in provision for credit losses on the condensed consolidated statements of operations. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2020	$55
Provision for expected credit losses	41
Write-offs charged against the allowance	(3)
Balance at March 31, 2021	$93

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 7, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three months ended March 31, 2021 and 2020, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 91% and 88% of consolidated voyage receivables at March 31, 2021 and December 31, 2020, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $0.8 million relating to the Core Revolving Facility (See Note 10, “Debt”) as of March 31, 2021 and December 31, 2020, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $6.4 million and $6.9 million relating to the Company’s outstanding debt facilities as of March 31, 2021 and December 31, 2020, respectively, are included in long-term debt in the condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Recently Issued Accounting Standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848),

which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) may continue to use USD LIBOR as a

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them or both have adhered to the IBOR fallback protocol. The Company has engaged and will continue to engage in discussions with its lending banks and the counterparties to its interest rate derivative contracts in advance of the June 30, 2023 sunset date for the USD LIBOR reference rate settings used in its agreements to evaluate the Company’s options. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 51,087 and 51,107 for the three months ended March 31, 2021 and 2020, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2021, there were 332,676 shares of restricted stock units and 811,906 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net (loss)/income allocated to:
Common Stockholders	$(13,368)	$32,961
Participating securities	3	58
	$(13,365)	$33,019

For the three months ended March 31, 2021 and 2020 earnings per share calculations, there were 0 and 193,754 dilutive equity awards outstanding, respectively. Awards of 944,477 and 827,583 for the three months ended March 31, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three months ended March 31, 2021 and 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended March 31, 2021:
Shipping revenues	$37,510	$9,246	$—	$46,756
Time charter equivalent revenues	35,950	9,219	—	45,169
Depreciation and amortization	13,003	3,728	23	16,754
Loss on disposal of vessels and other property	11	—	—	11
Adjusted loss from vessel operations	(957)	(2,673)	(23)	(3,653)
Equity in income of affiliated companies	5,468	—	—	5,468
Investments in and advances to affiliated companies at March 31, 2021	137,361	7,409	—	144,770
Adjusted total assets at March 31, 2021	1,115,421	255,220	—	1,370,641
Expenditures for vessels and vessel improvements	2,666	615	—	3,281
Payments for drydocking	3,088	5,506	—	8,594

Three months ended March 31, 2020:
Shipping revenues	$93,677	$31,660	$—	$125,337
Time charter equivalent revenues	88,854	30,877	—	119,731
Depreciation and amortization	14,245	3,998	24	18,267
Gain on disposal of vessels and other property	(2,804)	—	—	(2,804)
Adjusted income/(loss) from vessel operations	43,949	14,353	(29)	58,273
Equity in income of affiliated companies	5,111	—	—	5,111
Investments in and advances to affiliated companies at March 31, 2020	143,403	7,997	—	151,400
Adjusted total assets at March 31, 2020	1,292,689	332,236	—	1,624,925
Expenditures for vessels and vessel improvements	11,301	17,613	—	28,914
Payments for drydocking	7,205	360	—	7,565

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Time charter equivalent revenues	$45,169	$119,731
Add: Voyage expenses	1,587	5,606
Shipping revenues	$46,756	$125,337

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provide additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Total adjusted (loss)/income from vessel operations of all segments	$(3,653)	$58,273
General and administrative expenses	(8,140)	(7,434)
Provision for credit losses, net	(41)	(62)
Third-party debt modification fees	—	(232)
(Loss)/gain on disposal of vessels and other property	(11)	2,804
Consolidated (loss)/income from vessel operations	(11,845)	53,349
Equity in income of affiliated companies	5,468	5,111
Other income/(expense)	292	(13,432)
Interest expense	(7,280)	(12,009)
(Loss)/income before income taxes	$(13,365)	$33,019

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2021	March 31, 2020
Adjusted total assets of all segments	$1,370,641	$1,624,925
Corporate unrestricted cash and cash equivalents	156,178	93,298
Restricted cash	16,223	17,029
Other unallocated amounts	9,010	5,476
Consolidated total assets	$1,552,052	$1,740,728

Note 6 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2020 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2021 and concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 31, 2020 impairment tests of the Company’s fleet.

Vessel Acquisitions

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard, subject to certain conditions customary to similar transactions. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and available liquidity. No payments have been made in connection with the construction contracts as of March 31, 2021.

Note 7 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2021, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

INSW, as guarantors (the “Guarantee Facility”); (b) the FSO Joint Venture is party to two service contracts with NOC (the “NOC Service Contracts”) and (c) the FSO Joint Venture is a borrower under a $220 million secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of March 31, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $39.8 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheets was $18 thousand.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2021 consisted of: FSO Joint Venture of $131.7 million and Other of $13.1 million, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Shipping revenues	$25,846	$26,024
Ship operating expenses	(13,931)	(14,240)
Income from vessel operations	11,915	11,784
Other income	—	40
Interest expense	(1,212)	(1,874)
Income tax provision	(993)	(923)
Net income	$9,710	$9,027

Note 8 — Variable Interest Entities (“VIEs”):

As of March 31, 2021, the Company participates in five commercial pools and two joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$135,793

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$18	$175,617

In addition, as of March 31, 2021, the Company had approximately $9.7 million of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2021.

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
March 31, 2021:
Cash and cash equivalents (1)	$172,401	$172,401	$—
Core Term Loan Facility	(262,095)	—	(262,095)
Sinosure Credit Facility	(240,232)	—	(240,232)
8.5% Senior Notes	(25,660)	(25,660)	—

December 31, 2020:
Cash and cash equivalents (1)	$215,677	$215,677	$—
Core Term Loan Facility	(271,571)	—	(271,571)
Sinosure Credit Facility	(246,127)	—	(246,127)
8.5% Senior Notes	(25,697)	(25,697)	—
(1)	Includes non-current restricted cash of $16.2 million and $16.3 million at March 31, 2021 and December 31, 2020, respectively.

Derivatives

The Company uses interest rate collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the Core Term Loan Facility (see Note 10, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional interest rate collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the Core Term Loan Facility of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component is recorded in current and noncurrent other liabilities on the condensed consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Accounts payable, accrued expenses and other current liabilities	Other liabilities
March 31, 2021:
Derivatives designated as cash flow hedges:
Interest rate swaps	$8,642	$(3,916)	$(4,066)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,944)	(13,339)
Total	$8,642	$(3,916)	$(4,066)	$(2,944)	$(13,339)

December 31, 2020:
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,129	$(4,121)	$(6,155)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,979)	(14,051)
Total	$2,129	$(4,121)	$(6,155)	$(2,979)	$(14,051)
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$7,747	$(16,121)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(466)	—
Total other comprehensive loss	$7,281	$(16,121)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,115	$895

Derivatives not designated as cash flow hedges:
Interest rate collar	—	1,352

Other-than-insignificant financing element of derivatives:
Interest rate swaps	1,593	—
Total interest expense	$2,708	$2,247

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 2
Assets/(Liabilities) at March 31, 2021:
Derivative Assets (interest rate swaps)	$8,642	$8,642	(1)
Derivative Liabilities (interest rate swaps)	(7,982)	(7,982)	(1)

Assets/(Liabilities) at December 31, 2020:
Derivative Assets (interest rate swaps)	$2,129	$2,129	(1)
Derivative Liabilities (interest rate swaps)	(10,276)	(10,276)	(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $3,820 and $4,145	$258,276	$267,427
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $1,795 and $1,884	238,437	244,243
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $779 and $855	24,221	24,145
	520,934	535,815
Less current portion	(61,483)	(61,483)
Long-term portion	$459,451	$474,332

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its debt facilities as of March 31, 2021.

The 2020 Debt Facilities contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); (iv) to ensure the aggregate Fair Market Value of the Core Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Core Term Loans and Revolving Loans; and (v) to ensure the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense will not be lower than 2.50:1.00.

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
(iv)	consolidated interest expense coverage ratio, which shall not be less than 2.50 to 1.00 for the period commencing on July 1, 2020 and shall be calculated on a trailing twelve-month basis. No event of default under this covenant will occur if the failure to comply is capable of remedy and is remedied within thirty days of the Facility Agent giving notice to the Company or (if earlier) any Obligor becoming aware of the failure to comply, and if such action is being taken with respect to a Test Date falling on or after January 1, 2021, then any such remedy and the form of the same shall be considered and determined by the lenders under the Sinosure Credit Facility in their absolute discretion.

The 8.5% Senior Notes Indenture contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

While the Company was in compliance with all of its debt covenants as of March 31, 2021, the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach the Interest Coverage Ratio covenant under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. Actions the Company can take to avoid a potential covenant breach include obtaining a waiver from its lenders or deploying some of its vessels on time charters at rates above the currently forecasted spot rates in order to increase the Company’s Consolidated EBITDA.

Interest Expense

Total interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2021 and 2020 was $7.2 million and $11.9 million, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2021 and 2020 was $6.3 million and $7.2 million respectively.

Debt Modifications, Repurchases and Extinguishments

During the first quarter of 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with the 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the Core Revolving Facility aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with Core Term Loan Facility and Transition Term Loan Facility totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying condensed consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds. In addition, in connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses totaling $13.5 million during the three months ended March 31, 2020, which are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments.

Note 11 — Taxes:

The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands, which do not impose income tax on shipping operations. The Company also has or had subsidiaries in various jurisdictions that perform administrative, commercial or

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2021, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2021 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2021.

The Marshall Islands imposes tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

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

Management Compensation - Restricted Stock Units and Stock Options

During the three months ended March 31, 2021, the Company granted 64,943 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $21.58 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2021, the Company awarded 64,943 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2024. The weighted average grant date fair value of the awards with performance conditions was determined to be $21.58 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $22.50 per RSU.

During the three months ended March 31, 2021, the Company awarded to certain of its senior officers and employees an aggregate of 141,282 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $9.92 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 1.06%, dividend yields of 1.23%, expected stock price volatility factor of .55, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (a) the first anniversary of employment termination and (b) the expiration date of the options.

Dividends

On February 23, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $1.7 million on March 26, 2021 to stockholders of record as of March 11, 2021.

See Note 2, “Proposed Merger Transaction” for a description of a special dividend that may be declared relating to the Merger.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 22,830 and 33,210 shares of common stock during the three months ended March 31, 2021 and 2020, respectively, at an average cost of $21.42 and $21.23, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On August 4, 2020, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30.0 million stock repurchase program for another 24-month period ending August 4, 2022, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board. On October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the three months ended March 31, 2021. Under a prior existing stock repurchase program, the Company repurchased and retired 490,592 shares of its common stock in open-market purchases, at an average price of $20.41 per share, for a total cost of $10.0 million, during the three months ended March 31, 2020.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Unrealized losses on derivative instruments	$(13,815)	$(24,098)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,579)	(8,515)
	$(22,394)	$(32,613)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2021 and 2020 follow:

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2020	$(24,098)	$(8,515)	$(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	7,281	(64)	7,217
Amounts reclassified from accumulated other comprehensive loss	3,002	—	3,002
Balance as of March 31, 2021	$(13,815)	$(8,579)	$(22,394)

Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(16,121)	593	(15,528)
Amounts reclassified from accumulated other comprehensive loss	1,136	—	1,136
Balance as of March 31, 2020	$(26,717)	$(8,245)	$(34,962)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method			Equity in income of
joint venture investees	$294	$160	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	1,115	895	Interest expense

Reclassifications of losses on derivatives subsequent to
discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	—	81	Interest expense

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	1,593	—	Interest expense
Total before and net of tax	$3,002	$1,136

At March 31, 2021, the Company expects that it will reclassify $9.1 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of March 31, 2021, the Company is a party to time charter out contracts with customers on six Panamaxes, one LR2, and one VLCC with expiry dates ranging from April 2021 to March 2023. Upon its expiry in April 2021, the Company extended one of the Panamaxes for an additional three months through July 2021. The Company is a party to a profit share agreement expiring in June 2021 to participate in a share of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2021 and 2020:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended March 31, 2021:
Revenues from leases
Pool revenues	$17,658	$7,001	$—	$24,659
Time and bareboat charter revenues	13,078	1,620	—	14,698
Voyage charter revenues from non-variable lease payments(1)	940	574	—	1,514
Voyage charter revenues from variable lease payments	–	51	—	51
Revenues from services
Voyage charter revenues
Lightering services	5,834	—	—	5,834
Total shipping revenues	$37,510	$9,246	$—	$46,756

Three months ended March 31, 2020:
Revenues from leases
Pool revenues	$70,250	$30,959	$—	$101,209
Time and bareboat charter revenues	8,604	—	—	8,604
Voyage charter revenues from non-variable lease payments	7,353	701	—	8,054
Voyage charter revenues from variable lease payments	1,120	—	—	1,120
Revenues from services
Voyage charter revenues
Lightering services	6,350	—	—	6,350
Total shipping revenues	$93,677	$31,660	$—	$125,337
(1)	Includes $0.5 million of loss of hire proceeds received during the three months ended March 31, 2021.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2021	$2,148	$166	$—
Closing balance as of March 31, 2021	3,042	81	—

We receive payments from customers based on the schedule established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance obligations under contracts and decrease when the right to consideration becomes unconditional or payments are received. Contract liabilities include payments received in advance of performance under contracts and are recognized when performance under the respective contract has been completed. Deferred revenues allocated to unsatisfied performance obligations will be recognized over time as the services are performed.

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2021 and 2020 were $0 and $15 thousand, respectively. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of March 31, 2021, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which are under short term leases; and (iii) short term leases of office and other space.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three months ended March 31, 2021 and 2020 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost
Vessel assets
Charter hire expenses	$2,421	$3,728

Office and other space
General and administrative	273	249
Voyage expenses	42	42

Short-term lease cost
Vessel assets (1)
Charter hire expenses	901	1,800

Office and other space
General and administrative	—	29
Total lease cost	$3,637	$5,848
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.1 million for each of the three months ended March 31, 2021 and 2020, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,736	$4,019

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$19,157	$21,588

Current portion of operating lease liabilities	$(7,781)	$(8,867)
Long-term operating lease liabilities	(8,916)	(10,253)
Total operating lease liabilities	$(16,697)	$(19,120)

Weighted average remaining lease term - operating leases	2.62 years	2.75 years
Weighted average discount rate - operating leases	7.22%	7.21%

1. Charters-in of vessel assets:

As of March 31, 2021, INSW had commitments to charter in two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from June 2021 to August 2021, are accounted for as operating leases. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021, the Company has determined that the purchase options are not reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of March 31, 2021 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$4,730	550
2022	6,278	730
2023	4,532	556
Total lease payments	15,540	1,836
less imputed interest	(1,340)
Total operating lease liabilities	$14,200

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$1,297	228
Total lease payments (lease component only)	1,297	228
less imputed interest	(16)
Total operating lease liabilities	$1,281

2. Office and other space:

The Company has operating leases for offices and lightering workboat dock space. These leases have expiry dates ranging from August 2021 to December 2024. The lease for the workboat dock space contains renewal options executable by the Company for periods through December 2027. We have determined that the options through December 2024 are reasonably certain to be executed by the Company, and accordingly the options are included in the lease liability and right of use asset calculations for such lease.

Payments of lease liabilities for office and other space as of March 31, 2021 are as follows:

(Dollars in thousands)	Amount
2021	$619
2022	273
2023	229
2024	178
Total lease payments	1,299
less imputed interest	(83)
Total operating lease liabilities	$1,216

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for six Panamaxes, one LR2, and one VLCC and the related revenue days as of March 31, 2021 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2021	$17,717	720
2022	16,425	365
2023	3,195	71
Future minimum revenues	$37,337	1,156

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2021. The next deficit valuation will be as of March 31, 2021.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of March 31, 2021. The next deficit valuation is as of March 31, 2020 with an actuarial valuation to be issued by June 30, 2021.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, should not be material to the Company’s financial position, results of operations and cash flows.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	uncertainties as to the timing of the Merger;
●	the ability of the parties to receive the required regulatory approvals for the Merger (and the risks that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and approval of INSW’s stockholders and Diamond S’s stockholders required on connection with the contemplated transactions;
●	the occurrence of events that may give rise to a right of one or both parties to terminate the Merger Agreement;
●	the possibility that a competing proposal to the Merger will be made;
●	the possibility that costs or difficulties related to the integration of INSW’s and Diamond S’ operations will be greater than expected;
●	the effects of disruption by the announcement of the Merger making it more difficult to maintain relationships with employees, customers, vendors and other business partners;
●	the risk that stockholder litigation in connection with the Merger may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability;
●	the risk that the anticipated tax treatment of the Merger is not obtained;
●	transaction costs related to the Merger;
●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;

INTERNATIONAL SEAWAYS, INC.

●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade.

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

INTERNATIONAL SEAWAYS, INC.

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

●	General. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

●	Operations & Oil Tanker Markets. This section provides an overview of industry operations and dynamics that have an impact on the Company’s financial position and results of operations.

●	Critical Accounting Estimates and Policies. This section identifies any updates to those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and invoice significant management estimates.

●	Results from Vessel Operations. This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital. This section provides an analysis of our cash flows, outstanding debt and commitments. Included in the analysis of our outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments as well as a discussion of the Company’s planned and/or already executed capital allocation activities.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2021 and 2020, we derived 80% and 74%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2021 and 2020 periods.

Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. As of March 31, 2021, we owned or operated an International Flag fleet of 36 vessels aggregating 6.1 million deadweight tons (“dwt”), including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two FSO service vessels in which we have ownership interests through joint venture partnerships (the “JV Vessels”). In addition to our operating fleet of 36 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 39 vessels.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of

INTERNATIONAL SEAWAYS, INC.

the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 69% and 93% of our total TCE revenues in the spot market for the three months ended March 31, 2021 and 2020, respectively. The decrease in spot market exposure during the three months ended March 31, 2021 reflects in part our decision to opportunistically lock in four of our VLCCs on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies during the second quarter of 2020.

The following is a discussion and analysis of our financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2021 at 93.7 million barrels per day (“b/d”), relatively unchanged from the same quarter in 2020. The estimate for global oil consumption for 2021 is 96.7 million b/d, an increase of 6.3% over 2020. OECD demand in 2021 is estimated to increase by 6.4% to 44.8 million b/d, while non-OECD demand is estimated to increase by 6.1% to 51.9 million b/d.

Global oil production in the first quarter of 2021 was 92.6 million b/d, a decrease of 7.7% from the first quarter of 2020. OPEC crude oil production averaged 25.1 million b/d in the first quarter of 2021, an increase of 0.2 million b/d from the fourth quarter of 2020, and a decrease of 3.2 million b/d from the first quarter of 2020. Non-OPEC production decreased by 4.4 million b/d to 62.3 million b/d in the first quarter of 2021 compared with the first quarter of 2020. Oil production in the U.S. in the first quarter of 2021 increased by 6.1% to 11.1 million b/d compared to the fourth quarter of 2020 but decreased by 13.1% from the first quarter of 2020.

U.S. refinery throughput increased by 1.2 million b/d to 15.0 million b/d in the first quarter of 2021 compared with the fourth quarter of 2020. U.S. crude oil imports in the first quarter of 2021 decreased by 0.6 million b/d to 5.8 million b/d compared with the first quarter of 2020, with imports from OPEC countries declining by 0.4 million b/d and imports from non-OPEC countries decreasing by 0.3 million b/d.

China’s crude oil imports continued to be strong, with March imports of 11.7 million b/d up 21% year-over-year. First quarter of 2021 crude oil imports by China averaged 11.3 million b/d, compared with 10.2 million b/d for the first quarter of 2020.

During the first quarter of 2021, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 5.2 million dwt as the crude fleet increased by 4.4 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 1.8 million, 1.8 million and 0.8 million dwt, respectively. The product carrier fleet expanded by 0.8 million dwt with MRs increasing by 0.7 million dwt and the LR1 fleet increasing by 0.1 million dwt. Year-over-year, the size of the tanker fleet increased by 18.0 million dwt with the largest increases in the VLCC, Suezmax and MR sectors, while Aframaxes and LR1s saw only modest growth in fleet size.

During the first quarter of 2021, the tanker orderbook declined by 2.2 million dwt overall. The crude tanker orderbook decreased by 2.0 million dwt, with an increase of 0.8 million dwt in the VLCC sector offset by decreases of 1.8 million and 1.0 million dwt in the Suezmax and Aframax sectors, respectively. The product carrier orderbook declined by 0.2 million dwt with LR1s and MRs declining by 0.1 million dwt each.

INTERNATIONAL SEAWAYS, INC.

Year-over-year, the total tanker orderbook increased by 0.6 million dwt, with VLCCs and Aframaxes increasing by 4.0 million and 0.8 million dwt, respectively, while the Suezmax, LR1 and MR orderbooks declined by 2.5 million, 0.9 million and 0.8 million dwt, respectively.

After a weak fourth quarter of 2020, crude tanker rates remained under pressure and all tanker types operated at or below industry average cash breakeven levels on benchmark routes during the first quarter of 2021. So far in the second quarter of 2021, VLCC rates continue to remain weak, while rates on smaller tanker classes are strengthening.

The pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so. See Item 1A, Risk Factors in our December 31, 2020 Form 10-K – The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Update on Critical Accounting Estimates and Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2021, results from vessel operations decreased by $65.1 million to a loss of $11.8 million from income of $53.3 million in the first quarter of 2020. Such decrease resulted principally from significantly lower TCE revenues, partially offset by a reduction in vessel expenses and lower charter hire expenses, which resulted from fewer chartered-in vessels in the Crude Tankers Lightering business and the Company’s redelivery of three time-chartered in MRs between March and July 2020.

The decrease in TCE revenues in the first three months of 2021 of $74.5 million, or 62%, to $45.2 million from $119.7 million in the corresponding period of the prior year primarily reflects lower average daily rates across INSW’s fleet sectors, which accounted for a decrease of approximately $68.0 million. In addition to this rates-based decline, the decrease in TCE revenues also reflects (i) a decline in revenue days in the LR1 fleet primarily due to 162 more drydock days in the current quarter, (ii) a days-based decrease in the MR fleet primarily resulting from the redeliveries noted above, (iii) a lower volume of activity in the Crude Tankers Lightering business, and (iv) fewer revenue days in the Aframax fleet due in large part to the sales of two older Aframaxes in 2020, which accounted for reductions in TCE revenues of $3.3 million, $3.7 million, $3.5 million, and $2.8 million, respectively.

Partially offsetting such days-based decreases was a $7.4 million days-based increase in the VLCC fleet, which resulted from 313 fewer drydock, repairs and other off-hire days in the current quarter, offset in part by the impact of the sales of two older VLCCs during 2020.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2021	2020
TCE revenues	$35,950	$88,854
Vessel expenses	(19,843)	(25,167)
Charter hire expenses	(4,061)	(5,493)
Depreciation and amortization	(13,003)	(14,245)
Adjusted (loss)/income from vessel operations (a)	$(957)	$43,949
Average daily TCE rate	$18,258	$43,663
Average number of owned vessels (b)	21.0	24.3
Average number of vessels chartered-in under operating leases	2.0	2.5
Number of revenue days: (c)	1,969	2,035
Number of ship-operating days: (d)
Owned vessels	1,890	2,212
Vessels bareboat chartered-in under operating leases	180	182
Vessels time chartered-in under operating leases (e)	—	44
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel under an operating lease for a portion of the three-month period ended March 31, 2020. No vessel was time or spot chartered-in for the Company’s Crude Tankers Lightering business during the three-month period ended March 31, 2021.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $612 and $784 per day for the three months ended March 31, 2021 and 2020, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$15,721	$47,438	$63,754	$—
Revenue days	759	155	793	—
Suezmax:
Average rate	$12,215	$—	$42,836	$—
Revenue days	180	—	182	—
Aframax:
Average rate	$11,665	$—	$31,649	$—
Revenue days	270	—	361	—
Panamax:
Average rate	$14,172	$10,688	$42,071	$15,900
Revenue days	90	516	91	539

During the first quarter of 2021, TCE revenues for the Crude Tankers segment decreased by $53.0 million, or 60%, to $35.9 million from $88.9 million in the first quarter of 2020, principally as a result of significantly lower average blended rates across all the Crude

INTERNATIONAL SEAWAYS, INC.

Tankers sectors aggregating approximately $53.5 million. The decreased rates in the VLCC fleet accounted for $37.9 million of this total rates-based decrease. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production has declined. This development, which negatively impacted the demand for oil tankers during the second half of 2020, continued through the first quarter of 2021. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Also contributing to the decline in TCE revenues was (i) a $3.5 million decrease in revenue in the Crude Tankers Lightering business in the current quarter, and (ii) a $2.8 million days-based decline in the Aframax fleet which resulted primarily from the sales of a 2002-built Aframax in January 2020 and a 2001-built Aframax in November 2020.

Partially offsetting the decreases described above was the impact of a 120-day increase in VLCC revenue days aggregating $7.4 million. The net increase in VLCC days was primarily the result of 313 fewer drydock, repair and other off-hire days in the current quarter, as in the prior year’s quarter the Company’s VLCCs were out of service for 305 days to have scrubbers installed and 53 days relating to the detention of the Seaways Mulan by Indonesian authorities. These increases in VLCC revenue days were partially offset by the sales of a 2003-built VLCC and a 2002-built VLCC during November and December 2020, respectively.

Through April 2021, the Company has completed the scrubber installations on eight of its modern VLCCs. The scrubber installations on its final two modern VLCC were rescheduled from 2020 to 2021 because of challenges posed by COVID-19. The 2021 dates now align with the natural drydocking dates for the vessels.

The expected offhire days across the fleets could be subject to increase due to the impacts that COVID-19 may continue to have on international travel and movement of personnel and other scheduling changes.

Vessel expenses decreased by $5.4 million to $19.8 million in the first quarter of 2021 from $25.2 million in the first quarter of 2020. Such decrease reflects (i) an approximately $2.9 million reduction relating to the vessels sales discussed above, (ii) approximately $1.3 million in lower drydock deviation costs in the current quarter, and (iii) a $0.5 million reduction in technical management transition costs. Charter hire expenses decreased by $1.4 million to $4.1 million in the current quarter from $5.5 million in the prior year’s quarter. The decrease reflects a decrease in short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of lower anticipated lightering activity levels in the current quarter. Depreciation and amortization decreased by $1.2 million to $13.0 million in the current quarter from $14.2 million in the prior year’s quarter. Such decline resulted from the vessel sales noted above and impairment charges in December 2020, offset in part by the scrubber installations and drydockings performed during 2020.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $0.7 million for the first quarter of 2021 compared to $2.3 million for the first quarter of 2020. The decrease in the current period’s operating income as compared to prior year’s period primarily reflects lower levels of lightering activity in the current period. During the first quarter of 2021, 80 service support only lighterings were performed, as compared to 89 service support only lighterings in the prior year’s quarter. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on three spot voyages.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2021	2020
TCE revenues	$9,219	$30,877
Vessel expenses	(6,484)	(7,788)
Charter hire expenses	(1,680)	(4,738)
Depreciation and amortization	(3,728)	(3,998)
Adjusted (loss)/income from vessel operations	$(2,673)	$14,353
Average daily TCE rate	$10,720	$26,873
Average number of owned vessels	10.0	9.5
Average number of vessels chartered-in under operating leases	1.2	3.7
Number of revenue days	860	1,149
Number of ship-operating days:
Owned vessels	900	861
Vessels time chartered-in under operating leases	108	341

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $634 and $542 per day for the three months ended March 31, 2021 and 2020, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$—	$17,780	$28,799	$—
Revenue days	—	90	91	—
LR1(1):
Average rate	$12,860	$—	$38,644	$—
Revenue days	374	—	487	—
MR:
Average rate	$7,449	$—	$20,719	$—
Revenue days	375	—	571	—
(1)	During the 2021 and 2020 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that is currently transporting refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the first quarter of 2021 TCE revenues for the Product Carriers segment decreased by $21.7 million, or 70%, to $9.2 million from $30.9 million in the first quarter of 2020. Period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors accounted for a decrease in TCE revenues of approximately $14.6 million. Also contributing to the decrease was (i) a $3.3 million days-based decrease in the LR1 fleet that resulted principally from 162 more drydock days in the current quarter, partially offset by $0.5 million in loss of hire proceeds and the impact of the purchase of a 2009-built LR1 that was delivered to the Company in February 2020, and (ii) a $3.7 million days-based decrease in the MR fleet which resulted principally from redelivery of three time chartered-in MRs to their owners between March and July 2020.

Charter hire expenses decreased by $3.0 million to $1.7 million in the current quarter from $4.7 million in the first quarter of 2020 due to the MR redeliveries described above.

INTERNATIONAL SEAWAYS, INC.

General and Administrative Expenses:

During the first quarter of 2021, general and administrative expenses increased by $0.7 million to $8.1 million from $7.4 million in the first quarter of 2020. The primary driver for such increase was the recognition during the current quarter of $0.7 million of previously deferred costs related to the Company’s filing of a Form S-3 registration statement in October 2018, as the Company determined it to be probable that securities would not be issued under such registration statement prior to its expiry in October 2021.

Other Income/(Expense):

Other income was $0.3 million for the three months ended March 31, 2021 compared with other expense of $13.4 million for the three months ended March 31, 2020. The first quarter of 2020 expense includes a prepayment fee of $1.0 million related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility and repurchase of the 10.75% Subordinated Notes, which were treated as extinguishments. Other income/(expense) for both periods also includes net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense:

Interest expense was $7.3 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense decreased by $4.7 million in the three months ended March 31, 2021 as a result of lower average outstanding debt balances in the current year period compared to the 2020 period, principally attributable to the $40.0 million payoff of the Transition Term Loan Facility in August 2020 and the use of cash in the January 2020 refinancing to reduce outstanding debt balances. In addition, lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020 and lower average LIBOR rates during the first quarter of 2021 compared with the corresponding periods of 2020, contributed to the decrease in interest expense in the current period. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

As of March 31, 2021, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2021 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2021. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2021. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net (loss)/income	$(13,365)	$33,019
Income tax provision	—	—
Interest expense	7,280	12,009
Depreciation and amortization	16,754	18,267
EBITDA	10,669	63,295
Third-party debt modification fees	—	232
Loss/(gain) on disposal of vessels and other property, including impairments	11	(2,804)
Write-off of deferred financing costs	—	12,501
Loss on extinguishment of debt	—	992
Adjusted EBITDA	$10,680	$74,216

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2021 and December 31, 2020 was approximately $124.0 million and $148.0 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash decreased by $43.3 million during the three months ended March 31, 2021. This decrease reflects cash used in operating activities of $21.0 million, $3.5 million in expenditures for vessels and other property including transaction costs incurred and paid for the potential Merger, scheduled principal amortization for the Company’s debt facilities totaling $15.4 million, $1.3 million in cash settlement payments on derivatives containing other-than-insignificant financing elements, and cash dividends of $1.7 million.

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

INTERNATIONAL SEAWAYS, INC.

As of March 31, 2021, we had total liquidity on a consolidated basis of $212.4 million comprised of $172.4 million of cash (including $16.2 million of restricted cash) and $40.0 million of undrawn revolver capacity.

Restricted cash of $16.2 million as of March 31, 2021 represents legally restricted cash relating to the Sinosure Credit Facility, which stipulates that cash accounts be maintained that are limited in their use to pay expenses related to servicing the debt facility.

As of March 31, 2021, we had total debt outstanding (net of original issue discount and deferred financing costs) of $520.9 million and net debt to total capitalization of 26.5%, compared with 24.8% at December 31, 2020.

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

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a regular quarterly cash dividend, and repurchase shares of our common stock from time-to-time.

The following is a summary of the significant capital allocation activities the Company executed during the first quarter of 2021 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On March 30, 2021, INSW entered into a Merger Agreement with Diamond S on a stock-for-stock merger pursuant to which INSW will acquire 100% of Diamond S’ issued and outstanding common stock for consideration in the form of INSW common stock and Diamond S will become a wholly-owned subsidiary of INSW. As a result of the Merger, the combined company is expected to have a combined fleet of 100 vessels (including four vessels in which the combined company has joint venture ownership interests), consisting of 61 product carriers and 37 crude tankers with an aggregate carrying capacity of approximately 10.4 million dwt and two Floating Storage and Offloading Service vessels owned in a joint venture. The Merger will result in INSW shareholders owning approximately 55.75% of the issued and outstanding common stock of the combined company and Diamond S shareholders owning approximately 44.25% (based on the fully diluted issued and outstanding common stock of the combined company). The Merger is expected to close in the third quarter of 2021. Completion of the Merger is also subject to the execution of certain definitive documents, customary closing conditions and regulatory approvals.

Prior to the Effective Time, INSW is permitted to pay a special dividend to its shareholders in an aggregate amount equal to $31.5 million. Payment of the special dividend will not result in a change to the exchange ratio. The exchange ratio is subject to an upward adjustment as further described in the Merger Agreement, to the extent that INSW sells any interest in the FSO joint ventures prior to the Effective Time and pays a further special dividend to INSW shareholders from the proceeds of any such sale (up to a maximum of $25 million).

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard, subject to certain conditions customary to similar transactions. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell – at a rate that consists of a floor rate plus profit sharing. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and available liquidity. No payments have been made in connection with the construction contracts as of March 31, 2021. The Company currently has a financing commitment from a financial institution covering approximately 85% of the vessel construction costs. Such commitment is subject to finalization of definitive documents, and other customary conditions for similar transactions. We expect to execute and close on the financing agreement before the end of the second quarter of 2021.

INTERNATIONAL SEAWAYS, INC.

On February 23, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $1.7 million on March 26, 2021 to stockholders of record as of March 11, 2021.

As of March 31, 2021, the Company has vessel construction commitments for the three dual-fuel LNG VLCCs discussed above. The Company also has remaining contractual commitments for the purchase and installation of scrubbers on the last two of its 10 modern VLCCs, which are scheduled for installation during the second quarter of 2021, and for the purchase and installation of ballast water treatment systems on five vessels. The Company’s aggregate purchase commitments for vessel construction and betterments as of March 31, 2021, are presented in the Aggregate Contractual Obligations Table below.

Outlook

We believe that 2021 will likely be a weaker rate environment for tankers than 2020 although we continue to expect that oil supply and demand will start to come back into balance during 2021, creating a market rebound when worldwide demand for oil increases.

We believe our balance sheet coupled with our fixed rate charter coverage, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential opportunities that may arise within the sectors in which we operate.

While the Company was in compliance with all of its debt covenants as of March 31, 2021 (See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further details), the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach one of the financial covenants under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. Such covenant requires the Company to ensure that the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense (“Interest Coverage Ratio”) will not be lower than 2.50:1.00. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. Actions the Company could take to avoid breaching the covenant include obtaining a waiver from its lenders or deploying additional vessels on time charters at rates above the currently forecasted spot rates in order to increase the Company’s Consolidated EBITDA.

Off-Balance Sheet Arrangements

As of March 31, 2021, the FSO Joint Venture had total bank debt outstanding of $77.8 million, of which $38.9 million was nonrecourse to the Company.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the “Guarantee Facility”); (b) the FSO Joint Venture is party to two service contracts with NOC (the “NOC Service Contracts”) and (c) the FSO Joint Venture is a borrower under a $220 million secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of March 31, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $39.8 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $18 thousand.

INTERNATIONAL SEAWAYS, INC.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2021 follows:

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
Core Term Loan Facility - floating rate(1)	$36,146	$46,845	$45,294	$43,813	$120,276	$—	$292,374
Sinosure Credit Facility - floating rate(2)	25,437	32,996	31,956	30,939	29,878	138,343	289,549
8.5% Senior Notes - fixed rate	1,594	2,125	26,063	—	—	—	29,782
Operating lease obligations(3)
Bareboat Charter-ins	4,730	6,278	4,532	—	—	—	15,540
Time Charter-ins	2,323	—	—	—	—	—	2,323
Office and other space	619	273	229	178	—	—	1,299
Vessel and vessel betterment commitments(4)	33,779	77,352	182,543	—	—	—	293,674
Total	$104,628	$165,869	$290,617	$74,930	$150,154	$138,343	$924,541
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.40%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $218.4 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.20% as of March 31, 2021 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027 (as described below under Risk Management), or (ii) the effective three-month LIBOR rate of 0.19% as of March 31, 2021 for periods after the swap maturity date.
(3)	As of March 31, 2021, the Company had charter-in commitments for three vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(4)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on five vessels, the purchase and installation of scrubbers on two VLCCs, and the construction of three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. See Note 6, “Vessels,” in the accompanying condensed consolidated financial statements for further information on the construction contracts.

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. To manage its interest rate risk in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap, collar or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for

INTERNATIONAL SEAWAYS, INC.

speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

The Company uses interest rate swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

INTERNATIONAL SEAWAYS, INC.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K and under the headings "Risk Factors - Risks Related to the Merger" and "Risk Factors - Risks Related to the Combined Company" in the joint proxy statement/prospectus included in the registration statement on Form S-4 (File No, 333-255774) filed with the SEC on May 5, 2021. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2021 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

See Note 12, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for additional information about the stock repurchase plan and a description of shares withheld to cover tax withholding liabilities relating to the vesting of previously-granted equity awards to certain members of management, which is incorporated by reference in this Part II, Item 2.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

2.1

Agreement and plan of merger dated as of March 30, 2021 by and among by and among the Registrant, Dispatch Transaction Sub, Inc. and Diamond S Shipping Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

10.1

Voting and Support Agreement, dated as of March 30, 2021, by and among the Registrant, Dispatch Transaction Sub, Inc., Capital Maritime & Trading Corp., Crude Carriers Investments Corp. and Capital GP L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

10.2

Voting and Support Agreement, dated as of March 30, 2021, by and between the Registrant, Dispatch Transaction Sub, Inc., and certain funds managed by WL Ross & Co. LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

10.3

Voting and Support Agreement, dated as of March 30, 2021, by and between Diamond S Shipping Inc. and certain funds managed by Cyrus Capital Partners L.P.(filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

10.4

Termination Agreement, dated as of March 30, 2021, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

*10.5	Form of Amendment No. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.6	Form of Amendment No. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 6, 2021	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 6, 2021	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer