Form 10-Q
period 2021-06-30
International Seaways, Inc.
filed 2021-08-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 5, 2021: common stock, no par value 50,674,393 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$117,391	$199,390
Voyage receivables, net of allowance for credit losses of $95 and $55
including unbilled of $47,740 and $38,430	50,981	43,362
Other receivables	6,324	4,479
Inventories	2,103	3,601
Prepaid expenses and other current assets	6,365	6,002
Vessels held for sale	29,146	—
Total Current Assets	212,310	256,834
Restricted cash	16,173	16,287
Vessels and other property, less accumulated depreciation of $209,090 and $186,084	1,055,747	1,108,214
Vessels construction in progress	14,606	—
Deferred drydock expenditures, net	39,405	36,334
Operating lease right-of-use assets	16,999	21,588
Investments in and advances to affiliated companies	149,580	141,924
Long-term derivative asset	6,526	2,129
Other assets	7,519	3,229
Total Assets	$1,518,865	$1,586,539

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,453	$34,425
Current portion of operating lease liabilities	7,226	8,867
Current installments of long-term debt	61,483	61,483
Current portion of derivative liability	3,950	4,121
Total Current Liabilities	102,112	108,896
Long-term operating lease liabilities	7,541	10,253
Long-term debt	444,566	474,332
Long-term derivative liability	3,782	6,155
Other liabilities	13,410	14,861
Total Liabilities	571,411	614,497

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 28,128,298 and 28,014,877
shares issued and outstanding	1,278,365	1,280,501
Accumulated deficit	(307,994)	(275,846)
	970,371	1,004,655
Accumulated other comprehensive loss	(22,917)	(32,613)
Total Equity	947,454	972,042
Total Liabilities and Equity	$1,518,865	$1,586,539

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shipping Revenues:
Pool revenues, including $17,857, $71,282, $35,104 and $141,957
from companies accounted for by the equity method	$26,455	$100,059	$51,114	$201,268
Time and bareboat charter revenues	11,714	26,655	26,412	35,259
Voyage charter revenues	8,135	13,011	15,534	28,535
	46,304	139,725	93,060	265,062

Operating Expenses:
Voyage expenses	1,586	4,436	3,173	10,042
Vessel expenses	27,877	30,278	54,204	63,238
Charter hire expenses	5,863	7,540	11,604	17,771
Depreciation and amortization	17,079	18,880	33,833	37,147
General and administrative	6,829	6,694	14,969	14,128
Provision for credit losses, net	2	(129)	43	(67)
Third-party debt modification fees	—	—	—	232
Merger and integration related costs	481	—	481	—
Loss on disposal of vessels and other property, including impairments	4,005	4,134	4,016	1,330
Total operating expenses	63,722	71,833	122,323	143,821
(Loss)/income from vessel operations	(17,418)	67,892	(29,263)	121,241
Equity in income of affiliated companies	5,375	5,205	10,843	10,316
Operating (loss)/income	(12,043)	73,097	(18,420)	131,557
Other income/(expense)	267	143	559	(13,289)
(Loss)/income before interest expense and income taxes	(11,776)	73,240	(17,861)	118,268
Interest expense	(7,006)	(8,881)	(14,286)	(20,890)
(Loss)/income before income taxes	(18,782)	64,359	(32,147)	97,378
Income tax provision	(1)	(1)	(1)	(1)
Net (loss)/income	$(18,783)	$64,358	$(32,148)	$97,377

Weighted Average Number of Common Shares Outstanding:
Basic	28,051,946	28,469,969	28,037,957	28,812,299
Diluted	28,051,946	28,639,780	28,037,957	28,989,146

Per Share Amounts:
Basic net (loss)/income per share	$(0.67)	$2.26	$(1.15)	$3.37
Diluted net (loss)/income per share	$(0.67)	$2.24	$(1.15)	$3.35

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss)/income	$(18,783)	$64,358	$(32,148)	$97,377
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(461)	(1,183)	9,822	(16,168)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(7)	8	(15)	80
Net change in unrecognized actuarial losses	(55)	56	(111)	577
Other comprehensive (loss)/income, net of tax	(523)	(1,119)	9,696	(15,511)
Comprehensive (loss)/income	$(19,306)	$63,239	$(22,452)	$81,866

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(32,148)	$97,377
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	33,833	37,147
Loss on write-down of vessels and other assets	3,497	5,469
Amortization of debt discount and other deferred financing costs	1,077	1,708
Deferred financing costs write-off	—	12,501
Stock compensation	2,263	2,503
Earnings of affiliated companies	(10,843)	(10,209)
Change in fair value of interest rate collar recorded through earnings	—	1,271
Write-off of registration statement costs	694	—
Other – net	831	512
Items included in net (loss)/income related to investing and financing activities:
Loss/(gain) on disposal of vessels and other property, net	519	(4,139)
Loss on extinguishment of debt	—	1,014
Cash distributions from affiliated companies	3,625	5,250
Payments for drydocking	(14,720)	(12,513)
Insurance claims proceeds related to vessel operations	710	570
Changes in operating assets and liabilities:
Increase in receivables	(7,619)	(17,031)
Decrease in deferred revenue	(2,995)	2,970
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(1,242)	3,290
Net cash (used in)/provided by operating activities	(22,518)	127,690
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(24,130)	(40,949)
Proceeds from disposal of vessels and other property, net	3,431	13,578
Expenditures for other property	(271)	(348)
Investments in and advances to affiliated companies, net	(95)	(46)
Net cash used in investing activities	(21,065)	(27,765)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs	(49)	362,989
Extinguishment of debt	—	(382,699)
Payments on debt	(30,742)	(51,266)
Cash payments on derivatives containing other-than-insignificant financing element	(2,623)	—
Common stock issuance costs	(717)	(122)
Repurchase of common stock	—	(29,997)
Cash dividends paid	(3,369)	(3,412)
Cash paid to tax authority upon vesting of stock-based compensation	(1,030)	(1,200)
Net cash used in financing activities	(38,530)	(105,707)
Net decrease in cash, cash equivalents and restricted cash	(82,113)	(5,782)
Cash, cash equivalents and restricted cash at beginning of year	215,677	150,243
Cash, cash equivalents and restricted cash at end of period	$133,564	$144,461

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive
	Capital	Deficit	Loss	Total
For the six months ended
Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	$972,042
Net loss	—	(32,148)	—	(32,148)
Other comprehensive income	—	—	9,696	9,696
Dividends declared and paid	(3,369)	—	—	(3,369)
Forfeitures of vested restricted stock awards	(1,030)	—	—	(1,030)
Compensation relating to restricted stock awards	460	—	—	460
Compensation relating to restricted stock units awards	1,192	—	—	1,192
Compensation relating to stock option awards	611	—	—	611
Balance at June 30, 2021	$1,278,365	$(307,994)	$(22,917)	$947,454

Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$1,022,293
Net income	—	97,377	—	97,377
Other comprehensive loss	—	—	(15,511)	(15,511)
Dividends declared and paid	(3,412)	—	—	(3,412)
Forfeitures of vested restricted stock awards	(1,200)	—	—	(1,200)
Compensation relating to restricted stock awards	406	—	—	406
Compensation relating to restricted stock units awards	1,589	—	—	1,589
Compensation relating to stock option awards	508	—	—	508
Repurchase of common stock	(29,997)	—	—	(29,997)
Balance at June 30, 2020	$1,281,072	$(172,938)	$(36,081)	$1,072,053

For the three months ended
Balance at April 1, 2021	$1,279,368	$(289,211)	$(22,394)	$967,763
Net loss	—	(18,783)	—	(18,783)
Other comprehensive loss	—	—	(523)	(523)
Dividends declared and paid	(1,688)	—	—	(1,688)
Forfeitures of vested restricted stock awards	(541)	—	—	(541)
Compensation relating to restricted stock awards	258	—	—	258
Compensation relating to restricted stock units awards	650	—	—	650
Compensation relating to stock option awards	318	—	—	318
Balance at June 30, 2021	$1,278,365	$(307,994)	$(22,917)	$947,454

Balance at April 1, 2020	$1,301,938	$(237,296)	$(34,962)	$1,029,680
Net income	—	64,358	—	64,358
Other comprehensive loss	—	—	(1,119)	(1,119)
Dividends declared and paid	(1,683)	—	—	(1,683)
Forfeitures of vested restricted stock awards	(495)	—	—	(495)
Compensation relating to restricted stock awards	177	—	—	177
Compensation relating to restricted stock units awards	834	—	—	834
Compensation relating to stock option awards	286	—	—	286
Repurchase of common stock	(19,985)	—	—	(19,985)
Balance at June 30, 2020	$1,281,072	$(172,938)	$(36,081)	$1,072,053

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. As of June 30, 2021, the Company owned and operated a fleet of 36 oceangoing vessels, including three vessels that have been chartered-in under operating leases for durations exceeding one year at inception and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet of 36 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 39 vessels as of June 30, 2021. Subsequent to June 30, 2021, the Company’s operating and newbuild fleet increased to 97 vessels upon the completion of the Company’s acquisition of 64 vessels through the merger transaction described below in Note 2, “Merger Transaction,” the sales of a 2002-built VLCC and four MRs built between 2006 and 2008 (see Note 6, “Vessels”) and the redelivery of a chartered in LR1. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 2 — Merger Transaction:

Completion of Merger Transaction

On July 16, 2021 (the “Effective Time”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 30, 2021, by and among INSW, Diamond S Shipping Inc., a Republic of the Marshall Islands corporation (“Diamond S”), and Dispatch Transaction Sub, Inc., a Republic of the Marshall Islands corporation and wholly-owned subsidiary of INSW (“Merger Sub”), Merger Sub merged with and into Diamond S (the “Merger”), with Diamond S surviving such merger as a wholly owned subsidiary of INSW. Immediately following the Effective Time, the Company contributed all of the outstanding stock of Diamond S to International Seaways Operating Corporation, a direct wholly-owned subsidiary of the Company.

At the Effective Time, each common share of Diamond S (the “Diamond S Common Shares”) issued and outstanding immediately prior to the Effective Time (excluding Diamond S Common Shares owned by Diamond S, the Company, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) was cancelled in exchange for the right to receive 0.55375 of a share of common stock of the Company (the “INSW Common Stock”) and cash payable in respect of fractional shares. The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement resulted in the issuance of 22,536,647 shares of INSW Common Stock, with the pre-merger INSW shareholders and the former Diamond S shareholders owning approximately 55.75% and 44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Effective Time.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As provided for under the terms of the Merger Agreement, on July 15, 2021, prior to the Effective Time, INSW paid a special dividend to its shareholders of record as of July 14, 2021 in an aggregate amount equal to $31.5 million ($1.12 per share).

Amended and Restated Debt Agreements

In connection with the Merger, lenders under Diamond S’ existing credit facilities agreed, among other things, to consent to the Merger and waive any event of default that would arise as a result of the Merger.

On May 27, 2021, the Company entered into Amendment and Restatement Agreements with (i) Diamond S, Nordea Bank Abp, New York Branch, as Administrative Agent, and the lenders constituting the Required Lenders under that certain credit agreement of Diamond S first dated as of March 27, 2019 (the “$360 Million Credit Agreement”) in order to amend and restate Diamond S’ $360 Million Credit Agreement (as amended and restated, the “Amended and Restated $360 Million Credit Agreement”) and (ii) Diamond S, Nordea Bank Abp, New York Branch, as Administrative Agent, and the lenders constituting the Required Lenders under that certain credit agreement of Diamond S, first dated as of December 23, 2019 (the “$525 Million Credit Agreement”), in order to amend and restate Diamond S’ $525 Million Credit Agreement (as amended and restated, the “Amended and Restated $525 Million Credit Agreement” and together with the Amended and Restated $360 Million Credit Agreement, the “Amendment and Restatement Agreements”). On May 27, 2021, the Company executed a guarantee of Diamond S’ obligations under each of the Amended and Restated $360 Million Credit Agreement and the Amended and Restated $525 Million Credit Agreement (the “INSW Guarantees”).

At the Effective Time, as a result of the consummation of the Merger, and following the payment by Diamond S of fees required to be paid to the lenders, the Amendment and Restatement Agreements and INSW Guarantees became effective.

Directors and Certain Officers

Pursuant to the Merger Agreement, following the Effective Time, the Company now has a board of directors (the “Board”) consisting of ten directors comprised of (i) a chairman, designated by the Company, (ii) six additional directors, designated by the Company and (iii) three additional directors, designated by Diamond S.

Effective as of the Effective Time, as contemplated by the Merger Agreement to permit three directors designated by Diamond S to serve on the Board, Mr. Ty E. Wallach resigned as a member of the Board. Mr. Wallach was a member of the Human Resources and Compensation committee of the Board. In connection with his resignation from the Board, the Board approved the accelerated vesting of his 5,035 shares of restricted INSW Common Stock.

The three vacancies created by the resignation of Mr. Wallach and the expansion of the Board were filled by the Board with Mr. Craig H. Stevenson Jr., Alexandra K. Blankenship and Nadim Qureshi, the three directors designated by Diamond S in accordance with the Merger Agreement. Each of Mr. Stevenson, Ms. Blankenship and Mr. Qureshi was a director of Diamond S immediately prior to the Effective Time and will serve as a member of the Board until the Company’s 2022 annual meeting of stockholders or until his or her earlier death, resignation or removal. Ms. Blankenship will also serve as a member of the Audit Committee of the Board and Mr. Qureshi will fill the vacancy on the Human Resources and Compensation Committee of the Board.

Each of Mr. Stevenson, Ms. Blankenship and Mr. Qureshi will be compensated in accordance with the director compensation program as described in the Company’s definitive Proxy Statement filed with the SEC on May 5, 2021 (reduced on an appropriate pro rata basis with respect to service in 2021). In connection with joining the Board, it is expected that Mr. Stevenson, Ms. Blankenship and Mr. Qureshi will enter into customary indemnification agreements with the Company.

On July 14, 2021, in connection with the consummation of the Merger, the Company entered into a letter agreement with Mr. Stevenson, Jr. (the “Letter Agreement”). The Letter Agreement provides that during the period from July 14, 2021, until the earlier of six months following such date and the date of termination of such engagement, in addition to serving as a director, Mr. Stevenson will provide services to the Company as special advisor to the Chief Executive Officer of the Company. During the advisory period, Mr. Stevenson will receive a total consulting fee equal to $0.5 million, paid in equal monthly installments, subject to reduction in the case of certain termination of services events prior to the expiration of such six-month period.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following the Merger, the senior management of INSW remain in their current roles and lead the Company.

Accounting for the Merger

Based on the terms of the Merger Agreement, the Merger was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The Merger consists of acquiring vessels and associated assets and liabilities, which are concentrated in a group of similar identifiable assets, and therefore not considered a business. As a result, the Merger will be treated as an asset acquisition, whereby all assets acquired and liabilities assumed will be recorded at the cost of the acquisition, including transaction costs, on the basis of their relative fair value.

As of June 30, 2021, INSW has incurred approximately $4.8 million in costs directly related to the transaction, which are included in other assets in the condensed consolidated balance sheet. Of this amount, $4.4 million was paid during the six months ended June 30, 2021 and is included in expenditures for vessels and vessel improvements in the condensed consolidated statement of cash flows.

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

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $16.2 million as of June 30, 2021 and $16.3 million as of December 31, 2020, respectively, represents legally restricted cash relating to the Company's Sinosure Credit Facility (See Note 10, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheets.

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

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2020	$55
Provision for expected credit losses	43
Write-offs charged against the allowance	(3)
Balance at June 30, 2021	$95

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 7, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three and six months ended June 30, 2021 and 2020, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 94% and 88% of consolidated voyage receivables at June 30, 2021 and December 31, 2020, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $0.7 million and $0.8 million relating to the Core

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolving Facility (See Note 10, “Debt”) as of June 30, 2021 and December 31, 2020, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $5.9 million and $6.9 million relating to the Company’s outstanding debt facilities as of June 30, 2021 and December 31, 2020, respectively, are included in long-term debt in the condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

Vessels — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $58 thousand for the three and six months ended June 30, 2021.

Recently Issued Accounting Standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848),

which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) may continue to use USD LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them or both have adhered to the IBOR fallback protocol. The Company has engaged and will continue to engage in discussions with its lending banks and the counterparties to its interest rate derivative contracts in advance of the June 30, 2023 sunset date for the USD LIBOR reference rate settings used in its agreements to evaluate the Company’s options. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 61,437 and 56,291 for the three and six months ended June 30, 2021, respectively, and 39,093 and 45,100 for the three and six months ended June 30, 2020, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2021, there were 272,922 shares of restricted stock units and 811,906 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net (loss)/income allocated to:
Common Stockholders	$(18,785)	$64,272	$(32,154)	$97,227
Participating securities	2	86	6	150
	$(18,783)	$64,358	$(32,148)	$97,377

For the three and six months ended June 30, 2021 earnings per share calculations, there were no dilutive equity awards outstanding. For the three and six months ended June 30, 2020 earnings per share calculations, there were 169,811 and 176,847 dilutive equity awards outstanding, respectively. Awards of 1,086,589 and 1,013,234 for the three and six months ended June 30, 2021, respectively, and 965,994 and 891,853 for the three and six months ended June 30, 2020, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, provision for credit losses, third-party debt modification fees, merger and integration related costs and loss on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2021 and 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2021:
Shipping revenues	$32,548	$13,756	$—	$46,304
Time charter equivalent revenues	31,096	13,622	—	44,718
Depreciation and amortization	13,039	4,022	18	17,079
Loss on disposal of vessels and other property, including impairments	4,005	—	—	4,005
Adjusted (loss)/income from vessel operations	(7,058)	975	(18)	(6,101)
Equity in income of affiliated companies	5,375	—	—	5,375
Investments in and advances to affiliated companies at June 30, 2021	142,171	7,409	—	149,580
Adjusted total assets at June 30, 2021	1,122,807	251,310	—	1,374,117

Three months ended June 30, 2020:
Shipping revenues	$110,407	$29,318	$—	$139,725
Time charter equivalent revenues	105,890	29,399	—	135,289
Depreciation and amortization	14,732	4,125	23	18,880
Loss on disposal of vessels and other property, including impairments	4,134	—	—	4,134
Adjusted income/(loss) from vessel operations	62,883	15,731	(23)	78,591
Equity in income of affiliated companies	5,205	—	—	5,205
Investments in and advances to affiliated companies at June 30, 2020	146,861	8,330	—	155,191
Adjusted total assets at June 30, 2020	1,288,235	321,530	—	1,609,765

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2021:
Shipping revenues	$70,058	$23,002	$—	$93,060
Time charter equivalent revenues	67,046	22,841	—	89,887
Depreciation and amortization	26,042	7,750	41	33,833
Loss on disposal of vessels and other property, including impairments	4,016	—	—	4,016
Adjusted loss from vessel operations	(8,015)	(1,698)	(41)	(9,754)
Equity in income of affiliated companies	10,843	—	—	10,843
Expenditures for vessels and vessel improvements	22,359	1,771	—	24,130
Payments for drydocking	7,992	6,728	—	14,720

Six months ended June 30, 2020:
Shipping revenues	$204,084	$60,978	$—	$265,062
Time charter equivalent revenues	194,744	60,276	—	255,020
Depreciation and amortization	28,977	8,123	47	37,147
Loss on disposal of vessels and other property, including impairments	1,330	—	—	1,330
Adjusted income/(loss) from vessel operations	106,824	30,087	(47)	136,864
Equity in income of affiliated companies	10,316	—	—	10,316
Expenditures for vessels and vessel improvements	22,451	18,498	—	40,949
Payments for drydockings	12,121	392	—	12,513

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Time charter equivalent revenues	$44,718	$135,289	$89,887	$255,020
Add: Voyage expenses	1,586	4,436	3,173	10,042
Shipping revenues	$46,304	$139,725	$93,060	$265,062

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Total adjusted (loss)/income from vessel operations of all segments	$(6,101)	$78,591	$(9,754)	$136,864
General and administrative expenses	(6,829)	(6,694)	(14,969)	(14,128)
Provision for credit losses, net	(2)	129	(43)	67
Third-party debt modification fees	—	—	—	(232)
Merger and integration related costs	(481)	—	(481)	—
Loss on disposal of vessels and other property, including impairments	(4,005)	(4,134)	(4,016)	(1,330)
Consolidated (loss)/income from vessel operations	(17,418)	67,892	(29,263)	121,241
Equity in income of affiliated companies	5,375	5,205	10,843	10,316
Other income/(expense)	267	143	559	(13,289)
Interest expense	(7,006)	(8,881)	(14,286)	(20,890)
(Loss)/income before income taxes	$(18,782)	$64,359	$(32,147)	$97,378

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2021	June 30, 2020
Adjusted total assets of all segments	$1,374,117	$1,609,765
Corporate unrestricted cash and cash equivalents	117,391	128,063
Restricted cash	16,173	16,398
Other unallocated amounts	11,184	4,730
Consolidated total assets	$1,518,865	$1,758,956

Note 6 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2020 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2021 and concluded that the contracted sale of one 2003-built Panamax resulted in a held-for-sale impairment as of June 30, 2021. Held-for-sale impairment charges aggregating $3.5 million were recorded during the second quarter of 2021 including a charge of $3.4 million to write the value of the held-for-sale Panamax down to its estimated fair value at June 30, 2021, and a charge of $0.1 million for

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimated costs to sell the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price as per the memorandum of agreement associated with the sale of the vessel.

Construction Commitments

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. Title and risk of the vessels remain with the shipyard while the vessels are under construction until delivered to the Company. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels will be approximately $290.0 million, which will be paid for through a combination of long-term financing, cash on hand and availability under the Company’s Core Revolving Facility. Accumulated expenditures of $14.6 million (including capitalized interest costs of $58 thousand) is included in vessels construction in progress in the condensed consolidated balance sheet as of June 30, 2021. Remaining commitments on the contracts for the construction of these vessels as of June 30, 2021 was $273.8 million.

Vessel sales

During the first half of 2021, the Company entered into memoranda of agreements for the sale of a 2002-built VLCC, a 2002-built Panamax and the aforementioned 2003-built Panamax. The 2002-built VLCC and the 2003-built Panamax, are classified as vessels held for sale in the accompanying condensed consolidated balance sheet as of June 30, 2021. The 2002-built VLCC was delivered to its buyers in July 2021 and the two Panamaxes are expected to be delivered to their buyers sometime in August 2021. The Company received deposits totaling $3.9 million related to the two Panamaxes, which are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 2021.

On June 30, 2021, the Company entered into memoranda of agreements for the sale of six MRs acquired as part of the Merger (see Note 2, “Merger Transaction”). Such agreements were subject to the successful closing of the Merger, which occurred on July 16, 2021. The six MRs, which were built between 2006 and 2008, are expected to be delivered to their buyer during the third quarter of 2021.

On July 21, 2021, the Company entered into a memorandum of agreement for the sale of a 2009-built MR acquired as part of the Merger, which is expected to deliver to its buyer by the end of the third quarter of 2021.

On July 28, 2021, the Company entered into memoranda of agreements for the sale of two additional 2002-built Panamaxes, which are expected to be delivered to their buyers between the end of the third quarter of 2021 and early in the fourth quarter of 2021.

Note 7 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2021, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of June 30, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $33.2 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $3 thousand.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of June 30, 2021 consisted of: FSO Joint Venture of $136.5 million and Other of $13.1 million, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Shipping revenues	$26,109	$26,119	$51,954	$52,143
Ship operating expenses	(14,439)	(14,241)	(28,370)	(28,481)
Income from vessel operations	11,670	11,878	23,584	23,662
Other (expense)/income	(9)	—	(9)	40
Interest expense	(1,098)	(1,721)	(2,310)	(3,595)
Income tax provision	(981)	(944)	(1,973)	(1,867)
Net income	$9,582	$9,213	$19,292	$18,240

Note 8 — Variable Interest Entities (“VIEs”):

As of June 30, 2021, the Company participates in five commercial pools and two joint ventures. One of the pools and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$140,603

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$3	$173,853

In addition, as of June 30, 2021, the Company had approximately $14.9 million of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2021.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
June 30, 2021:
Cash and cash equivalents (1)	$133,564	$133,564	$—
Core Term Loan Facility	(252,619)	—	(252,619)
Sinosure Credit Facility	(234,337)	—	(234,337)
8.5% Senior Notes	(25,600)	(25,600)	—

December 31, 2020:
Cash and cash equivalents (1)	$215,677	$215,677	$—
Core Term Loan Facility	(271,571)	—	(271,571)
Sinosure Credit Facility	(246,127)	—	(246,127)
8.5% Senior Notes	(25,697)	(25,697)	—
(1)	Includes non-current restricted cash of $16.2 million and $16.3 million at June 30, 2021 and December 31, 2020, respectively.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Accounts payable, accrued expenses and other current liabilities	Other liabilities
June 30, 2021:
Derivatives designated as cash flow hedges:
Interest rate swaps	$6,526	$(3,950)	$(3,782)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,907)	(12,628)
Total	$6,526	$(3,950)	$(3,782)	$(2,907)	$(12,628)

December 31, 2020:
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,129	$(4,121)	$(6,155)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,979)	(14,051)
Total	$2,129	$(4,121)	$(6,155)	$(2,979)	$(14,051)
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$(2,981)	$(2,828)	$4,765	$(18,949)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(450)	—	(916)	—
Total other comprehensive loss	$(3,431)	$(2,828)	$3,849	$(18,949)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,149	$1,417	$2,265	$2,312

Derivatives not designated as cash flow hedges:
Interest rate collar	—	—	—	1,352

Other-than-insignificant financing element of derivatives:
Interest rate swaps	1,560	—	3,153	—
Total interest expense	$2,709	$1,417	$5,418	$3,664

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 2
Assets/(Liabilities) at June 30, 2021:
Derivative Assets (interest rate swaps)	$6,526	$6,526	(1)
Derivative Liabilities (interest rate swaps)	(7,732)	(7,732)	(1)

Assets/(Liabilities) at December 31, 2020:
Derivative Assets (interest rate swaps)	$2,129	$2,129	(1)
Derivative Liabilities (interest rate swaps)	(10,276)	(10,276)	(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of assets for which an impairment charge was recognized for the three and six months ended June 30, 2021:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Assets:
Crude Tankers - Vessels held for sale(1)(2)	$6,542	$6,542	$(3,497)
(1)	Pre-tax impairment charges of $3.5 million related to one Panamax in the Crude Tanker segment were recorded during the three-month period ended June 30, 2021. The held-for-sale impairment charges aggregating $3.5 million as of June 30, 2021 included a charge of $3.4 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million.
(2)	Fair value measurement of $6.5 million at June 30, 2021 used to determine the impairment for one Panamax was based upon a market approach, which considered the expected sale price of the vessel based on an executed memorandum of agreement for the sale of the vessel as discussed in Note 6, "Vessels." Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Core Term Loan Facility, due 2025, net of unamortized deferred finance costs of $3,500 and $4,145	$249,119	$267,427
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $1,706 and $1,884	232,631	244,243
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $701 and $855	24,299	24,145
	506,049	535,815
Less current portion	(61,483)	(61,483)
Long-term portion	$444,566	$474,332

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its debt facilities as of June 30, 2021.

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

While the Company was in compliance with all of its debt covenants as of June 30, 2021, the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach the Interest Coverage Ratio covenant under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. The Company is in discussions with the Sinosure Credit Facility lenders with regard to amending the debt facilities to eliminate the Interest Coverage Ratio covenant. We believe that the Company will either obtain the lender’s consent to such an amendment or a waiver for this potential covenant breach by September 30, 2021.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2021 was $6.9 million and $14.1 million, respectively, and for the three and six months ended June 30, 2020 was $8.7 million and $20.6 million, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2021 was $6.0 million and $12.3 million respectively, and for the three and six months ended June 30, 2020 was $10.2 million and $17.3 million respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Modifications, Repurchases and Extinguishments

During the first six months of 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with the 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the Core Revolving Facility aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with Core Term Loan Facility and Transition Term Loan Facility totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying condensed consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds. In addition, in connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses totaling $13.5 million during the six months ended June 30, 2020, which are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments.

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

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2021 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2021.

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

Issuance of Shares upon Merger

At the Effective Time, the Diamond S Common Shares issued and outstanding immediately prior to the Effective Time (excluding Diamond S Common Shares owned by Diamond S, the Company, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) were cancelled in exchange for 0.55375 of a share of INSW Common Stock and cash payable in respect of fractional shares. The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement resulted in the issuance of 22,536,647 shares of INSW Common Stock with the pre-merger INSW shareholders and the former Diamond S shareholders owning

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately 55.75% and 44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Effective Time.

Restricted Common Stock

The Company awarded a total of 41,287 restricted common stock shares during the six months ended June 30, 2021 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $19.86 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 2, 2022, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

After giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger, outstanding awards of 131,845 unvested Diamond S restricted stock, as of the Effective Time, were assumed by the Company and converted into 72,994 of unvested restricted shares with respect to INSW Common Stock, on the same general terms and conditions under the applicable Diamond S plans and award agreements in effect immediately prior to the Effective Time.

Effective as of the Effective Time, as contemplated by the Merger Agreement in order to permit three directors designated by Diamond S to serve on the Board, Mr. Ty E. Wallach resigned as a member of the Board. In connection with his resignation from the Board, the Board approved the accelerated vesting of his 5,035 share grant of restricted INSW Common Stock made in June 2021.

Restricted Stock Units and Stock Options

During the six months ended June 30, 2021, the Company granted 64,943 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $21.58 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2021, the Company awarded 64,943 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2024. The weighted average grant date fair value of the awards with performance conditions was determined to be $21.58 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $22.50 per RSU.

During the six months ended June 30, 2021, the Company awarded to certain of its senior officers and employees an aggregate of 141,282 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $9.92 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 1.06%, dividend yields of 1.23%, expected stock price volatility factor of .55, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (a) the first anniversary of employment termination and (b) the expiration date of the options.

Dividends

On February 23, 2021, and June 4, 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 26, 2021 and June 28, 2021, respectively, to stockholders of record as of March 11, 2021 and June 14, 2021, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on July 28, 2021. The dividend will be paid on September 23, 2021 to shareholders of record as of September 9, 2021.

See Note 2, “Merger Transaction” for a description of the special dividend aggregating $31.5 million that was paid on July 15, 2021.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 28,145 and 50,975 shares of common stock during the three and six months ended June 30, 2021, respectively, at an average cost of $19.23 and $20.21, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes. Similarly, the Company repurchased 23,744 and 56,954 shares of common stock during the three and six months ended June 30, 2020, respectively, at an average cost of $20.84 and $21.07, respectively, per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

On August 4, 2020, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30.0 million stock repurchase program for another 24-month period ending August 4, 2022, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board. On October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the six months ended June 30, 2021. Under a prior existing stock repurchase program, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million, during the six months ended June 30, 2020.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Unrealized losses on derivative instruments	$(14,276)	$(24,098)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,641)	(8,515)
	$(22,917)	$(32,613)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2021 and 2020 follow:

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2021	$(13,815)	$(8,579)	$(22,394)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(3,431)	(62)	(3,493)
Amounts reclassified from accumulated other comprehensive loss	2,970	—	2,970
Balance as of June 30, 2021	$(14,276)	$(8,641)	$(22,917)

Balance as of March 31, 2020	$(26,717)	$(8,245)	$(34,962)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(2,828)	64	(2,764)
Amounts reclassified from accumulated other comprehensive loss	1,645	—	1,645
Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2020	$(24,098)	$(8,515)	$(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	3,849	(126)	3,723
Amounts reclassified from accumulated other comprehensive loss	5,973	—	5,973
Balance as of June 30, 2021	$(14,276)	$(8,641)	$(22,917)

Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(18,949)	657	(18,292)
Amounts reclassified from accumulated other comprehensive loss	2,781	—	2,781
Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in income of
equity method joint venture investees	$261	$228	$555	$388	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	1,149	1,417	2,265	2,312	Interest expense

Reclassifications of losses on derivatives subsequent to
discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	—	—	—	81	Interest expense

Reclassifications of losses on other-than-insignificant
financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	1,560	—	3,153	—	Interest expense
Total before and net of tax	$2,970	$1,645	$5,973	$2,781

At June 30, 2021, the Company expects that it will reclassify $8.9 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of June 30, 2021, the Company is a party to time charter out contracts with customers on five Panamaxes, one LR2, and one VLCC with expiry dates ranging from July 2021 to March 2023. Upon its expiry in July 2021, the Company extended one of the Panamaxes for an additional three months through October 2021. The Company is a party to a short-term profit share agreement to participate in a share of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company's Crude Tanker Lightering Business, and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2021 and 2020:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2021:
Revenues from leases
Pool revenues	$15,245	$11,210	$26,455
Time and bareboat charter revenues	10,076	1,638	11,714
Voyage charter revenues from non-variable lease payments	787	908	1,695
Revenues from services
Voyage charter revenues from lightering services	6,440	—	6,440
Total shipping revenues	$32,548	$13,756	$46,304

Three months ended June 30, 2020:
Revenues from leases
Pool revenues	$72,446	$27,613	$100,059
Time and bareboat charter revenues	26,655	—	26,655
Voyage charter revenues from non-variable lease payments	2,690	1,705	4,395
Voyage charter revenues from variable lease payments	50	—	50
Revenues from services
Voyage charter revenues from lightering services	8,566	—	8,566
Total shipping revenues	$110,407	$29,318	$139,725

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2021:
Revenues from leases
Pool revenues	$32,903	$18,211	$51,114
Time and bareboat charter revenues	23,154	3,258	26,412
Voyage charter revenues from non-variable lease payments(1)	1,727	1,482	3,209
Voyage charter revenues from variable lease payments	—	51	51
Revenues from services
Voyage charter revenues from lightering services	12,274	—	12,274
Total shipping revenues	$70,058	$23,002	$93,060

Six months ended June 30, 2020:
Revenues from leases
Pool revenues	$142,696	$58,572	$201,268
Time and bareboat charter revenues	35,259	—	35,259
Voyage charter revenues from non-variable lease payments	10,043	2,406	12,449
Voyage charter revenues from variable lease payments	1,170	—	1,170
Revenues from services
Voyage charter revenues from lightering services	14,916	—	14,916
Total shipping revenues	$204,084	$60,978	$265,062
(1)	Includes $0.5 million of loss of hire proceeds received during the first quarter of 2021.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2021	$2,148	$166	$—
Closing balance as of June 30, 2021	3,107	125	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments in revenues from performance obligations satisfied in previous periods recognized were nil, respectively, during the three and six months ended June 30, 2021, compared with nil and $15 thousand, respectively, during the three and six months ended June 30, 2020. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of June 30, 2021, there were no unamortized deferred costs of obtaining or fulfilling a contract.

Note 15 — Leases:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which have a lease term of 12-months or less; and (iii) short term leases of office and other space.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and six months ended June 30, 2021 and 2020 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost
Vessel assets
Charter hire expenses	$2,470	$2,977	$4,891	$6,705

Office and other space
General and administrative	274	257	547	506
Voyage expenses	42	42	84	84

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,055	1,126	1,956	2,926

Office and other space
General and administrative	—	—	—	29
Total lease cost	$3,841	$4,402	$7,478	$10,250
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, compared with $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,522	$7,295

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$16,999	$21,588

Current portion of operating lease liabilities	$(7,226)	$(8,867)
Long-term operating lease liabilities	(7,541)	(10,253)
Total operating lease liabilities	$(14,767)	$(19,120)

Weighted average remaining lease term - operating leases	2.45 years	2.75 years
Weighted average discount rate - operating leases	6.98%	7.21%

1. Charters-in of vessel assets:

As of June 30, 2021, INSW had commitments to charter in two Aframaxes, one LR1 and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the others are time charters with expiry dates ranging from August 2021 to December 2021, are

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accounted for as operating leases. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. As of June 30, 2021, the Company has determined that the purchase options are not reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of June 30, 2021 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$3,165	368
2022	6,278	730
2023	4,532	556
Total lease payments	13,975	1,654
less imputed interest	(1,092)
Total operating lease liabilities	$12,883

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$975	229
Total lease payments (lease component only)	975	229
less imputed interest	(4)
Total operating lease liabilities	$971

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

Payments of lease liabilities for office and other space as of June 30, 2021 are as follows:

(Dollars in thousands)	Amount
2021	$302
2022	273
2023	229
2024	178
Total lease payments	982
less imputed interest	(69)
Total operating lease liabilities	$913

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for five Panamaxes, one LR2, and one VLCC and the related revenue days as of June 30, 2021 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2021	$11,706	499
2022	16,425	365
2023	3,195	71
Future minimum revenues	$31,326	935

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of June 30, 2021. The deficit valuation as of March 31, 2021, is expected to be issued during 2022.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of June 30, 2021. The next deficit valuation will be as of March 31, 2023.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the possibility that costs or difficulties related to the integration of INSW’s and Diamond S’ operations will be greater than expected;
●	the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability;
●	the risk that the anticipated tax treatment of the Merger is not obtained;
●	transaction costs related to the Merger;
●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;

INTERNATIONAL SEAWAYS, INC.

●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

●	General. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

●	Operations & Oil Tanker Markets. This section provides an overview of industry operations and dynamics that have an impact on the Company’s financial position and results of operations.

INTERNATIONAL SEAWAYS, INC.

●	Critical Accounting Estimates and Policies. This section identifies any updates to those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates.

●	Results from Vessel Operations. This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital. This section provides an analysis of our cash flows, outstanding debt and commitments. Included in the analysis of our outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments as well as a discussion of the Company’s planned and/or already executed capital allocation activities.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2021, we derived 70% and 75%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 78% and 76%, respectively, for the three and six months ended June 30, 2020. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2021 and 2020 periods.

Completion of Merger Transaction

As described in Note 2, “Merger Transaction,” to the accompanying condensed consolidated financial statements, on July 16, 2021 pursuant to the Merger Agreement dated as of March 30, 2021, the Company completed a stock-for-stock merger with Diamond S. As of August 6, 2021, the Company now operates a fleet of 94 vessels, consisting of 56 product carriers and 38 crude tankers with an aggregate carrying capacity of approximately 10.1 million deadweight tons (“dwt”), including two vessels that have been chartered-in under operating leases for durations exceeding one year at inception, plus two FSO service vessels in which we have ownership interests through joint venture partnerships (the “JV Vessels”), and two Suezmaxes owned through another venture. In addition to our operating fleet of 94 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 97 vessels.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of the Company’s LR1 Product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Other than the JV Vessels, our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 75% and 72% of our total TCE revenues in the spot market for the three and six months ended June 30, 2021, respectively, compared with 81% and 87% for the three and six months ended June 30, 2020, respectively. The decrease in spot market exposure during the three and six months

INTERNATIONAL SEAWAYS, INC.

ended June 30, 2021 reflects in part our decision to opportunistically lock in four of our VLCCs on time charters for periods ranging from seven months to 36 months at high rates with major oil producing and trading companies during the second quarter of 2020.

The following is a discussion and analysis of our financial condition as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2021 at 94.7 million barrels per day (“b/d”), up 14% from the same quarter in 2020. The estimate for global oil consumption for 2021 is 96.4 million b/d, an increase of 5.8% over 2020. OECD demand in 2021 is estimated to increase by 6.2% to 44.7 million b/d, while non-OECD demand is estimated to increase by 5.7% to 51.8 million b/d.

Global oil production in the second quarter of 2021 was 94.5 million b/d, an increase of 2.7% from the second quarter of 2020. OPEC crude oil production averaged 25.5 million b/d in the second quarter of 2021, an increase of 0.4 million b/d from the first quarter of 2021, and a decrease of 0.1 million b/d from the second quarter of 2020. Non-OPEC production increased by 2.4 million b/d to 63.7 million b/d in the second quarter of 2021 compared with the second quarter of 2020. Oil production in the U.S. in the second quarter of 2021 increased by 1.0% to 11.2 million b/d compared to the first quarter of 2021 but decreased by 7% from the second quarter of 2020.

U.S. refinery throughput increased by 0.6 million b/d to 15.6 million b/d in the second quarter of 2021 compared with the first quarter of 2021. U.S. crude oil imports in the second quarter of 2021 increased by 0.3 million b/d to 5.8 million b/d compared with the second quarter of 2020, with imports from OPEC countries increasing by 0.2 million b/d and imports from non-OPEC countries increasing by 0.1 million b/d.

China’s crude oil imports ended the first half of the year on a weak note. June 2021 imports averaged 9.8 million b/d compared with 12.9 million b/d in June 2020. Overall, China’s crude oil imports in the first half of 2021 averaged 10.5 million b/d, 3% below the first half of 2020.

During the second quarter of 2021, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 3.8 million dwt as the crude fleet increased by 3.7 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 2.5 million dwt, 0.6 million dwt and 0.6 million dwt, respectively. The product carrier fleet remained nearly flat. Year-over-year, the size of the tanker fleet increased by 17.0 million dwt with the largest increases in the VLCC, Suezmax, MR and Aframax sectors, while LR1s saw only modest growth in fleet size.

During the second quarter of 2021, the tanker orderbook declined by 2.2 million dwt overall. The crude tanker orderbook decreased by 2.8 million dwt, with decreases in the VLCC and Aframax sectors of 2.2 million dwt and 0.6 million dwt respectively. The Suezmax orderbook remained flat. The product carrier orderbook increased by 0.6 million dwt with LR1s declining by 0.1 million dwt and MRs increasing by 0.6 million dwt. Year-over-year, the total tanker orderbook increased by 0.4 million dwt, with VLCCs increasing by 3.7 million dwt and MRs increasing by 0.2 million dwt, and all other sector orderbooks declining.

After a weak first quarter of 2021, crude tanker rates remained under pressure and all tanker types operated at or below industry average cash breakeven levels on benchmark routes during the second quarter of 2021. So far in the third quarter of 2021, rates in all segments continue to be weak.

INTERNATIONAL SEAWAYS, INC.

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

Results from Vessel Operations:

During the second quarter of 2021, results from vessel operations decreased by $85.3 million to a loss of $17.4 million from income of $67.9 million in the second quarter of 2020. Such decrease resulted principally from significantly lower TCE revenues, partially offset by reductions in vessel expenses, depreciation and amortization, and charter hire expenses.

The decrease in TCE revenues in the second quarter of 2021 of $90.6 million, or 67%, to $44.7 million from $135.3 million in the corresponding quarter of the prior year primarily reflects lower average daily rates across INSW’s fleet sectors, which accounted for a decrease of approximately $69.3 million. In addition to this rates-based decline, the decrease in TCE revenues also includes a $16.5 million days-based decline in the VLCC fleet which resulted from 238 fewer revenue days in the current quarter. The quarter-over-quarter net decrease in VLCC revenue days reflects (i) the sales of a 2003-built VLCC and a 2002-built VLCC during November and December 2020, respectively, and (ii) 259 days of offhire for drydock, repairs and positioning for sale during the second quarter of 2021 compared to 203 days of offhire in the second quarter of 2020. Offhire days in the current quarter included 157 drydock days during which VLCCs were out of service to have scrubbers installed. Current quarter repair days also included 77 days during which a 2002-built VLCC underwent repairs and positioning ahead of its sale and delivery to buyers in July 2021.

During the first six months of 2021, income from vessel operations decreased by $150.5 million to a loss of $29.3 million from income of $121.2 million in the first six months of 2020. The primary drivers of the decrease were consistent with those described above in the quarter-over-quarter analysis.

The decrease in TCE revenues in the first six months of 2021 of $165.1 million, or 65%, to $89.9 million from $255.0 million in the corresponding period of the prior year primarily reflects lower average daily rates across INSW’s fleet sectors, which accounted for a decrease of approximately $138.8 million. Also contributing to the decrease were (i) a decline in revenue days in the VLCC fleet principally due to the vessel sales described above, partially offset by 257 fewer total offhire days during the current year’s period, (ii) a days-based decrease in the Aframax fleet due in large part to the sales of two older Aframaxes in 2020, (iii) a lower volume of activity in the Crude Tankers Lightering business in the current year’s period, (iv) a decline in revenue days in the LR1 fleet primarily due to 168 more drydock days in the current period, and (v) a days-based decline in the MR fleet primarily relating to the redelivery of three time chartered-in MRs to their owners between March and July 2020, which accounted for reductions in TCE revenues of $7.8 million, $4.8 million, $4.7 million, $3.3 million and $4.9 million, respectively.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2021	2020	2021	2020
TCE revenues	$31,096	$105,890	$67,046	$194,744
Vessel expenses	(21,100)	(23,806)	(40,943)	(48,980)
Charter hire expenses	(4,015)	(4,469)	(8,076)	(9,963)
Depreciation and amortization	(13,039)	(14,732)	(26,042)	(28,977)
Adjusted (loss)/income from vessel operations (a)	$(7,058)	$62,883	$(8,015)	$106,824
Average daily TCE rate	$17,237	$49,854	$17,770	$46,825
Average number of owned vessels (b)	21.0	24.0	21.0	24.2
Average number of vessels chartered-in under operating leases	2.0	2.0	2.0	2.2
Number of revenue days: (c)	1,804	2,124	3,773	4,159
Number of ship-operating days: (d)
Owned vessels	1,911	2,184	3,801	4,396
Vessels bareboat chartered-in under operating leases	182	182	362	364
Vessels time chartered-in under operating leases (e)	—	—	—	44
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, provision for credit losses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel under an operating lease for a portion of the six-month period ended June 30, 2020. No vessel was time or spot chartered-in for the Company’s Crude Tankers Lightering business during the three and six months ended June 30, 2021.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $648 and $630 per day for the three and six months ended June 30, 2021, respectively, and $821 and $802 per day for the three and six months ended June 30, 2020, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$13,684	$43,877	$71,747	$67,214
Revenue days	651	91	719	261
Suezmax:
Average rate	$18,485	$—	$48,989	$—
Revenue days	182	—	180	—
Aframax:
Average rate	$8,589	$—	$30,559	$—
Revenue days	266	—	334	—
Panamax:
Average rate	$16,535	$11,396	$35,049	$16,258
Revenue days	91	523	91	540

Six Months Ended June 30,
VLCC:
Average rate	$14,780	$46,125	$67,554	$67,124
Revenue days	1,410	246	1,512	261
Suezmax:
Average rate	$15,367	$—	$45,892	$—
Revenue days	362	—	362	—
Aframax:
Average rate	$10,139	—	$31,125	—
Revenue days	536	$—	695	$—
Panamax:
Average rate	$15,360	$11,044	$38,562	$16,079
Revenue days	181	1,039	182	1,079

During the second quarter of 2021, TCE revenues for the Crude Tankers segment decreased by $74.8 million, or 71%, to $31.1 million from $105.9 million in the second quarter of 2020, principally as a result of significantly lower average blended rates across all the Crude Tankers sectors aggregating approximately $54.8 million. The decreased rates in the VLCC fleet accounted for $39.2 million of this total rates-based decrease. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production has declined. This development, which negatively impacted the demand for oil tankers during the second half of 2020, continued through the first half of 2021. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Also contributing to the decline in TCE revenues was (i) a $16.5 million days-based decline in VLCC revenue which reflects 238 fewer revenue days in the current quarter, driven by the factors discussed above, (ii) a $2.0 million days-based decline in the Aframax fleet, which resulted primarily from the sale of a 2001-built Aframax in November 2020, and (iii) a $1.2 million decrease in revenue in the Crude Tankers Lightering business in the current quarter.

INTERNATIONAL SEAWAYS, INC.

Vessel expenses decreased by $2.7 million to $21.1 million in the second quarter of 2021 from $23.8 million in the second quarter of 2020. Such decrease reflects an approximately $3.5 million reduction relating to the vessel sales discussed above. Depreciation and amortization decreased by $1.7 million to $13.0 million in the current quarter from $14.7 million in the prior year’s quarter. Such decline resulted from the vessel sales noted above and impairment charges recorded in December 2020, offset in part by the scrubber installations and drydockings performed during 2020 and 2021.

As of July 2021, the Company has completed the scrubber installations on all of its 10 VLCCs.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $1.6 million for the second quarter of 2021 compared to $2.2 million for the second quarter of 2020. The decrease in the current quarter’s operating income as compared to prior year’s quarter primarily reflects lower levels of lightering activity in the current period. During the current quarter, 86 service support only lighterings were performed, as compared to 113 service support only lighterings in the prior year’s quarter.

During the first six months of 2021, TCE revenues for the Crude Tankers segment decreased by $127.7 million or 66%, to $67.0 million from $194.7 million in the first six months of 2020, principally as a result of the market factors described above which resulted in significantly lower average blended rates across all the Crude Tankers sectors aggregating approximately $109.6 million. Also contributing to the decrease was an aggregate 276-day decrease in VLCC and Aframax revenue days, which had the effect of decreasing TCE revenue by $12.6 million and was driven by the vessel sales described above along with the additional impact of the sale of a 2002-built Aframax in January 2020, partially offset by 288 fewer offhire days in the current year’s period. The reduction in current period offhire days was principally driven by fewer VLCCs out-of-service days for scrubber installations in the current period.

Vessel expenses decreased by $8.1 million to $40.9 million in the six months ended June 30, 2021 from $49.0 million in the corresponding period of 2020. The primary drivers of the net decrease were the vessel sales referred to above. Charter hire expenses decreased by $1.9 million to $8.1 million from $10.0 million in the prior year’s period. Such decrease related to a reduction in short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of lower anticipated lightering activity levels in the current year’s period. Depreciation and amortization decreased by $3.0 million to $26.0 million in the current period from $29.0 million in the prior year’s period. The drivers of such decline were consistent with those described in the quarter-over-quarter discussion above.

Excluding depreciation and amortization, the provision for credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2.4 million for the first six months of 2021 and $4.5 million for the first six months of 2020. The decrease in the current period’s operating income as compared to the prior year’s period primarily reflects lower levels of lightering activity in the current period. During the current year’s period, 166 service support only lighterings were performed, as compared to 202 service support only lighterings in the prior year’s period. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on three spot voyages.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2021	2020	2021	2020
TCE revenues	$13,622	$29,399	$22,841	$60,276
Vessel expenses	(6,777)	(6,472)	(13,261)	(14,258)
Charter hire expenses	(1,848)	(3,071)	(3,528)	(7,808)
Depreciation and amortization	(4,022)	(4,125)	(7,750)	(8,123)
Adjusted income/(loss) from vessel operations	$975	$15,731	$(1,698)	$30,087
Average daily TCE rate	$13,085	$26,343	$12,015	$26,612
Average number of owned vessels	10.0	10.0	10.0	9.7
Average number of vessels chartered-in under operating leases	1.5	2.1	1.3	2.9
Number of revenue days	1,041	1,116	1,901	2,265
Number of ship-operating days:
Owned vessels	910	910	1,810	1,771
Vessels time chartered-in under operating leases	137	192	244	533

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $633 per day for the three and six months ended June 30, 2021, and $599 and $572 per day for the three and six months ended June 30, 2020, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$—	$17,784	$38,933	$—
Revenue days	—	91	91	—
LR1(1):
Average rate	$15,291	$—	$30,851	$—
Revenue days	541	—	545	—
MR:
Average rate	$10,627	$—	$17,168	$—
Revenue days	410	—	480	—

Six Months Ended June 30,
LR2:
Average rate	$—	$17,782	$33,866	$—
Revenue days	—	181	182	—
LR1(1):
Average rate	$14,297	$—	$34,531	$—
Revenue days	915	—	1,032	—
MR:
Average rate	$9,108	$—	$19,097	$—
Revenue days	785	—	1,050	—
(1)	During the 2021 and 2020 periods, with the exception of a 2009-built LR1 purchased by the Company in February 2020 that is currently transporting refined oil product cargoes, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the second quarter of 2021, TCE revenues for the Product Carriers segment decreased by $15.8 million, or 54%, to $13.6 million from $29.4 million in the second quarter of 2020. Period-over-period decreases in average daily blended rates earned by all Product Carrier fleet sectors accounted for a decrease in TCE revenues of approximately $14.4 million. Also contributing to the decrease was a $1.3 million days-based decrease in the MR fleet, which resulted principally from redelivery of a time chartered-in MR to its owner in July 2020.

Charter hire expenses decreased by $1.3 million to $1.8 million in the current quarter from $3.1 million in the second quarter of 2020 due to the MR redelivery described above.

During the first six months of 2021, TCE revenues for the Product Carriers segment decreased by $37.5 million to $22.8 million from $60.3 million in the first six months of 2020. Approximately $29.2 million of such decrease was attributable to decreased average daily blended rates earned across all Product Carrier fleets. Also contributing to the decline in TCE revenues was (i) a $4.9 million days-based decrease in the MR fleet, which reflects the redelivery of three time chartered in MRs to their owners between March and July 2020 and (ii) a $3.3 million days-based decrease in the LR1 fleet that resulted principally from 168 more drydock days in the

INTERNATIONAL SEAWAYS, INC.

current year’s period, partially offset by $0.5 million in loss of hire proceeds and the impact of the purchase of a 2009-built LR1 that was delivered to the Company in February 2020.

The $4.3 million decrease in charter hire expenses during the six months ended June 30, 2021 compared to the same period of 2020 was due to the MR redeliveries discussed above.

General and Administrative Expenses:

For the six months ended June 30, 2021, general and administrative expenses increased by $0.9 million to $15.0 million from $14.1 million for the same period in 2020. The primary driver for such increase was the recognition during the first quarter of 2021 of $0.7 million of previously deferred costs related to the Company’s filing of a Form S-3 registration statement in October 2018, as the Company determined it to be probable that securities would not be issued under such registration statement prior to its expiry in October 2021.

Other Income/(Expense):

For the six months ended June 30, 2021 other income was $0.6 million compared with other expense of $13.3 million for the six months ended June 30, 2020. The six months ended June 30, 2020 includes a prepayment fee of $1.0 million related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility and repurchase of the 10.75% Subordinated Notes, which were treated as extinguishments. Other income/(expense) for both periods also includes net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense:

Interest expense was $7.0 million and $8.9 million for the three months ended June 30, 2021 and 2020, respectively. The quarter over quarter decrease is primarily attributable to the $40.0 million payoff of the Transition Term Loan Facility in August 2020 and regular quarterly principal repayments. Interest expense decreased by $6.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as a result of lower average outstanding debt balances in the current year period compared to the 2020 period, which included the impact of the $40.0 million payoff of the Transition Term Loan Facility discussed above and the use of cash in the January 2020 refinancing to reduce outstanding debt balances. In addition, lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020 and lower average LIBOR rates during the first six months of 2021 compared with the corresponding periods of 2020, contributed to the decreases in interest expense in the current year periods. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2021 calendar year as less than 50 percent of the total value of the Company’s stock has been held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2021.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2021. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net (loss)/income	$(18,783)	$64,358	$(32,148)	$97,377
Income tax provision	1	1	1	1
Interest expense	7,006	8,881	14,286	20,890
Depreciation and amortization	17,079	18,880	33,833	37,147
EBITDA	5,303	92,120	15,972	155,415
Third-party debt modification fees	—	—	—	232
Merger and integration related costs	481		481
Loss on disposal of vessels and other property, including impairments	4,005	4,134	4,016	1,330
Write-off of deferred financing costs	—	—	—	12,501
Loss on extinguishment of debt	—	21	—	1,014
Adjusted EBITDA	$9,789	$96,275	$20,469	$170,492

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2021 and December 31, 2020 was approximately $110.0 million and $148.0 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash decreased by $82.1 million during the six months ended June 30, 2021. This decrease reflects cash used in operating activities of $22.5 million,

INTERNATIONAL SEAWAYS, INC.

$24.4 million in expenditures for vessels and other property including transaction costs incurred and paid for the Merger and construction costs for three dual-fuel LNG VLCCs, scheduled principal amortization for the Company’s debt facilities totaling $30.7 million, $2.6 million in cash settlement payments on derivatives containing other-than-insignificant financing elements, and cash dividends of $3.4 million. Such cash outflows were partially offset by proceeds from disposal of vessels and other property of $3.4 million.

Our cash and cash equivalents balance generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies, floating rate and variable demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

As of June 30, 2021, we had total liquidity on a consolidated basis of $173.6 million comprised of $133.6 million of cash (including $16.2 million of restricted cash) and $40.0 million of undrawn revolver capacity.

Restricted cash of $16.2 million as of June 30, 2021 represents legally restricted cash relating to the Sinosure Credit Facility, which stipulates that cash accounts be maintained that are limited in their use to pay expenses related to servicing the debt facility.

As of June 30, 2021, we had total debt outstanding (net of original issue discount and deferred financing costs) of $506.0 million and net debt to total capitalization of 28.2%, compared with 24.8% at December 31, 2020.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet, which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a prudent financial leverage for the current point in the tanker cycle and one of the lowest loan to value profiles in the public company shipping sector.

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

The following is a summary of the significant capital allocation activities the Company executed during the first six months of 2021 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell – at a rate that consists of a floor rate plus profit sharing. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing, cash on hand and availability under the Company’s Core Revolving Facility. Payments totaling $14.6 million have been made in connection with the construction contracts as of June 30, 2021. The Company currently has a financing commitment from a financial institution covering approximately 85% of the vessel construction costs. Such commitment is subject to finalization of definitive documents, and other customary conditions for similar transactions. We expect to execute and close on the financing during the third quarter of 2021.

Between March and July 2021, the Company entered into memoranda of agreements for the sale of a 2002-built VLCC, three 2002-built Panamaxes and a 2003-built Panamax.

On February 23, 2021 and June 4, 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million on each of March 26, 2021 and June

INTERNATIONAL SEAWAYS, INC.

28, 2021, respectively, to stockholders of record as of March 11, 2021 and June 14, 2021, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on July 28, 2021. The dividend will be paid on September 23, 2021 to shareholders of record as of September 9, 2021.

As of June 30, 2021, the Company has vessel construction commitments for the three dual-fuel LNG VLCCs discussed above. The Company also has remaining contractual commitments for the purchase and installation of scrubbers on the last one of its 10 modern VLCCs, which was installed in July 2021, and for the purchase and installation of ballast water treatment systems on five vessels. The Company’s aggregate purchase commitments for vessel construction and betterments as of June 30, 2021, are presented in the Aggregate Contractual Obligations Table below.

Impact of the Merger Transaction on Liquidity and Sources and Uses of Capital

As described above, the Merger with Diamond S became effective on July 16, 2021 and resulted in the acquisition of 64 vessels and their associated debt in exchange for the issuance of 22,536,647 shares of INSW Common Stock.

Immediately prior to the Effective Time of the Merger (see Note 2, “Merger Transaction,” to the accompanying condensed consolidated financial statements) total debt (before reduction for original issue discount and deferred financing costs) on a combined basis for INSW and Diamond S was approximately $1.2 billion and total liquidity on a combined basis was approximately $274.8 million, comprised of $234.8 million of cash (including $22.6 million of restricted cash) and $40.0 million of undrawn revolver capacity. The $31.5 million special dividend paid on July 15, 2021 to INSW shareholders of record as of July 14, 2021, and transaction costs directly related to the Merger will in aggregate account for approximately $90.0 million of expected use of cash over and above normal course operations by the end of the third quarter of 2021.

The Company expects to execute on a number of transactions, which among other objectives, will generate additional liquidity to the Company, including the sale of five older vessels in the fleet discussed above (one of which delivered to its buyer in July 2021, prior to the Merger), and seven MRs acquired in the Merger, for which memoranda of agreements have been executed. All eleven of these vessels are expected to be delivered to their buyers during the third quarter of 2021 for aggregate net proceeds of approximately $47.9 million after the repayment of debt associated with the vessels acquired in the Merger.

Outlook

The first half of 2021 has proven to be a weaker rate environment for tankers than 2020 although we continue to expect that oil supply and demand will start to come back into balance during the second half of 2021, creating a market rebound when worldwide demand for oil increases. Oil demand has increased considerably since the onset of the COVID-19 pandemic. With strong economic growth and high vaccination rates, oil demand is expected to continue to grow. With expected growth in demand, OPEC+ recently announced plans to steadily raise production. Diminishing oil stocks and increased oil supply should strengthen freight markets.

We believe our balance sheet positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and execute on various liquidity raising measures in the second half of 2021.

While the Company was in compliance with all of its debt covenants as of June 30, 2021 (See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further details), the currently forecasted decline in average daily TCE rates across all vessel classes during 2021 could cause the Company to breach one of the financial covenants under the Core Term Loan Facility and the Sinosure Credit Facility at the end of the third quarter of 2021. Such covenant requires the Company to ensure that the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense (“Interest Coverage Ratio”) will not be lower than 2.50:1.00. If the Company breaches such covenant and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and the lenders under the 2020 Debt Facilities and the Sinosure Credit Facility could foreclose on the 20 vessels pledged by the Company. The Company is in discussions with the Sinosure Credit Facility lenders with regard to amending the debt facilities to eliminate the Interest Coverage Ratio covenant. We believe that the Company will either obtain the lender’s consent to such an amendment or a waiver for this potential covenant breach by September 30,2021.

INTERNATIONAL SEAWAYS, INC.

Off-Balance Sheet Arrangements

As of June 30, 2021, the FSO Joint Venture had total bank debt outstanding of $65.2 million, of which $32.6 million was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of June 30, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $33.2 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was $3 thousand.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2021 follows:

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
Core Term Loan Facility - floating rate(1)	$23,949	$46,736	$45,206	$43,747	$120,272	$—	$279,910
Sinosure Credit Facility - floating rate(2)	16,902	32,996	31,957	30,939	29,878	138,328	281,000
8.5% Senior Notes - fixed rate	1,063	2,125	26,062	—	—	—	29,250
Operating lease obligations(3)
Bareboat Charter-ins	3,165	6,278	4,532	—	—	—	13,975
Time Charter-ins	1,887	—	—	—	—	—	1,887
Office and other space	302	273	229	178	—	—	982
Vessel and vessel betterment commitments(4)	18,164	77,352	182,543	—	—	—	278,059
Total	$65,432	$165,760	$290,529	$74,864	$150,150	$138,328	$885,063
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Core Term Loan Facility of 2.40%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $210.5 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.15% as of June 30, 2021 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027, or (ii) the effective three-month LIBOR rate of 0.13% as of June 30, 2021 for periods after the swap maturity date.
(3)	As of June 30, 2021, the Company had charter-in commitments for three vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. Certain of these leases provide the Company with various purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock and any days paid for in advance. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(4)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on five vessels, the remaining cost for the purchase and installation of a scrubber on one VLCC and the construction of three dual-fuel LNG VLCCs. See Note 6, “Vessels,” in the accompanying condensed consolidated financial statements for further information on the construction contracts.

INTERNATIONAL SEAWAYS, INC.

The following table provides a summary of the Company’s long-term contractual obligations following the Merger on July 16, 2021. The footnotes to this table should be read in conjunction with the contractual obligations table appearing earlier in this section.

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
Core Term Loan Facility - floating rate	$23,949	$46,736	$45,206	$43,747	$120,272	$—	$279,910
Sinosure Credit Facility - floating rate	16,902	32,996	31,957	30,939	29,878	138,328	281,000
8.5% Senior Notes - fixed rate	1,063	2,125	26,062	—	—	—	29,250
$525 Million Term Loan Facility - floating rate(a)	41,262	80,807	78,599	76,380	—	—	277,048
$525 Million Revolver Facility - floating rate(a)	2,029	4,025	4,025	153,948	—	—	164,027
$360 Million Term Loan Facility - floating rate(b)	26,618	52,156	50,771	46,708	—	—	176,253
$360 Million Revolver Facility - floating rate(b)	755	1,497	1,497	53,357	—	—	57,106
$66 Million Term Loan Facility - floating rate(c)	45,828	—	—	—	—	—	45,828
Operating lease obligations
Bareboat Charter-ins	2,632	6,278	4,532	—	—	—	13,442
Time Charter-ins	1,411	—	—	—	—	—	1,411
Office and other space(d)	542	1,309	1,423	1,386	1,222	719	6,601
Merger related costs(e)	10,702	—	—	—	—	—	10,702
Vessel and vessel betterment commitments(f)	28,437	79,281	182,543	—	—	—	290,261
Total	$202,130	$307,210	$426,615	$406,465	$151,372	$139,047	$1,632,839
(a)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $525 million facility assumed as part of the Merger of 2.50%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 0.53% for the $57.3 million notional amount of the term loan and 0.55% for the $114.6 million notional amount of the term loan covered in the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.15% as of June 30, 2021 for the remaining outstanding balance.
(b)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $360 million facility assumed as part of the Merger of 2.65%, plus the effective three-month LIBOR rate of 0.15% as of June 30, 2021.
(c)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $66 million term loan facility assumed as part of the Merger of 3.25%, plus the effective three-month LIBOR rate of 0.15% as of June 30, 2021.
(d)	Amounts shown include payments of lease liabilities for an office lease expiring July 2026 assumed as part of the Merger.
(e)	Amounts shown include contractual obligations for severance payments due to former executives of Diamond S as well as professional fees related to the Merger
(f)	Amounts shown include commitments for the purchase and installation of ballast water treatment systems on 16 additional vessels acquired as part of the Merger.

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

INTERNATIONAL SEAWAYS, INC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNATIONAL SEAWAYS, INC.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K and under the headings "Risk Factors - Risks Related to the Merger" and "Risk Factors - Risks Related to the Combined Company" in the joint proxy statement/prospectus included in the registration statement on Amendment No. 1 to Form S-4 (File No, 333-255774) filed with the SEC on June 4, 2021. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended June 30, 2021 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

*10.1

Letter Agreement dated July 14, 2021, by and between the Registrant and Mr. Craig H. Stevenson Jr. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2021 and incorporated herein by reference).

10.2

Amendment and Restatement Agreement dated as of May 27, 2021 by and among the Registrant, Diamond S Shipping Inc. (“Diamond S”), Nordea Bank Abp, New York Branch, as Administrative Agent, and certain of the lenders constituting the Required Lenders under the $360 Million Credit Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

10.3

Guaranty Agreement relating to the Amended and Restated $360 Million Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

10.4

Amendment and Restatement Agreement dated as of May 27, 2021 by and among the Registrant, Diamond S, Nordea Bank Abp, as Administrative Agent, and certain of the Required Lenders under the $525 Million Credit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

10.5

Guaranty Agreement relating to the Amended and Restated $525 Million Credit Agreement (filed as Exhibit 10.4 to the Registrant’s Current report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 9, 2021	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 9, 2021	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer