Form 10-Q
period 2021-09-30
International Seaways, Inc.
filed 2021-11-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 5, 2021: common stock, no par value 50,689,089 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$108,897	$199,390
Voyage receivables, net of allowance for credit losses of $33 and $55
including unbilled receivables of $84,605 and $38,430	96,858	43,362
Other receivables	4,320	4,479
Inventories	2,578	3,601
Prepaid expenses and other current assets	9,611	6,002
Restricted cash	6,517	—
Total Current Assets	228,781	256,834
Restricted cash	17,177	16,287
Vessels and other property, less accumulated depreciation of $230,623 and $186,084	1,908,928	1,108,214
Vessels construction in progress	29,375	—
Deferred drydock expenditures, net	44,170	36,334
Operating lease right-of-use assets	21,992	21,588
Investments in and advances to affiliated companies	177,402	141,924
Long-term derivative asset	7,318	2,129
Time charter contracts acquired, net	3,125	—
Other assets	3,565	3,229
Total Assets	$2,441,833	$1,586,539

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,087	$34,425
Current portion of operating lease liabilities	6,714	8,867
Current installments of long-term debt	220,805	61,483
Current portion of derivative liability	4,331	4,121
Total Current Liabilities	280,937	108,896
Long-term operating lease liabilities	13,113	10,253
Long-term debt	887,673	474,332
Long-term derivative liability	2,678	6,155
Other liabilities	12,701	14,861
Total Liabilities	1,197,102	614,497

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 50,689,089 and 28,014,877
shares issued and outstanding	1,609,602	1,280,501
Accumulated deficit	(375,346)	(275,846)
	1,234,256	1,004,655
Accumulated other comprehensive loss	(19,477)	(32,613)
Total equity before noncontrolling interests	1,214,779	972,042
Noncontrolling interests	29,952	—
Total Equity	1,244,731	972,042
Total Liabilities and Equity	$2,441,833	$1,586,539

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shipping Revenues:
Pool revenues, including $14,552, $36,977, $49,656 and $178,934
from companies accounted for by the equity method	$50,543	$49,217	$101,657	$250,485
Time and bareboat charter revenues	13,664	31,294	40,076	66,553
Voyage charter revenues	20,609	19,372	36,143	47,907
	84,816	99,883	177,876	364,945

Operating Expenses:
Voyage expenses	11,848	5,851	15,021	15,893
Vessel expenses	58,174	31,501	112,378	94,739
Charter hire expenses	5,679	6,442	17,283	24,213
Depreciation and amortization	25,806	19,014	59,639	56,161
General and administrative	8,191	7,422	23,160	21,550
Reversal of expected credit losses	(62)	(13)	(19)	(80)
Third-party debt modification fees	26	—	26	232
Merger and integration related costs	47,079	—	47,560	—
(Gain)/loss on disposal of vessels and other property, net of impairments	(9,104)	12,834	(5,088)	14,164
Total operating expenses	147,637	83,051	269,960	226,872
(Loss)/income from vessel operations	(62,821)	16,832	(92,084)	138,073
Equity in income of affiliated companies	5,730	5,356	16,573	15,672
Operating (loss)/income	(57,091)	22,188	(75,511)	153,745
Other (expense)/income	(113)	(208)	446	(13,497)
(Loss)/income before interest expense and income taxes	(57,204)	21,980	(75,065)	140,248
Interest expense	(10,639)	(7,999)	(24,925)	(28,889)
(Loss)/income before income taxes	(67,843)	13,981	(99,990)	111,359
Income tax provision	(35)	—	(36)	(1)
Net (loss)/income	(67,878)	13,981	(100,026)	111,358
Less: Net loss attributable to noncontrolling interests	(526)	—	(526)	—
Net (loss)/income attributable to the Company	$(67,352)	$13,981	$(99,500)	$111,358

Weighted Average Number of Common Shares Outstanding:
Basic	46,903,955	27,932,928	34,395,732	28,517,037
Diluted	46,903,955	28,026,005	34,395,732	28,665,961

Per Share Amounts:
Basic net (loss)/income per share	$(1.44)	$0.50	$(2.90)	$3.90
Diluted net (loss)/income per share	$(1.44)	$0.50	$(2.90)	$3.88

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)/income	$(67,878)	$13,981	$(100,026)	$111,358
Other comprehensive income/(loss), net of tax:
Net change in unrealized losses on cash flow hedges	3,180	1,119	13,002	(15,049)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	31	(46)	16	34
Net change in unrecognized actuarial losses	229	(328)	118	249
Other comprehensive income/(loss), net of tax	3,440	745	13,136	(14,766)
Comprehensive (loss)/income	(64,438)	14,726	(86,890)	96,592
Less: Comprehensive loss attributable to noncontrolling interests	(526)	—	(526)	—
Comprehensive (loss)/income attributable to the Company	$(63,912)	$14,726	$(86,364)	$96,592

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(100,026)	$111,358
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	59,639	56,161
Loss on write-down of vessels and other assets	3,497	17,136
Amortization of debt discount and other deferred financing costs	1,609	2,338
Amortization of time charter hire contracts acquired	1,743	—
Deferred financing costs write-off	—	13,073
Stock compensation	8,894	3,993
Earnings of affiliated companies	(16,573)	(15,566)
Merger and integration related costs, noncash	31,053	—
Change in fair value of interest rate collar recorded through earnings	—	1,271
Write-off of registration statement costs	694	—
Other – net	1,184	904
Items included in net (loss)/income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(8,585)	(2,972)
Loss on extinguishment of debt	—	1,195
Cash distributions from affiliated companies	6,775	8,500
Payments for drydocking	(23,816)	(15,825)
Insurance claims proceeds related to vessel operations	1,184	4,706
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(6,232)	12,414
(Decrease)/increase in deferred revenue	(856)	1,622
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(9,217)	(1,517)
Net cash (used in)/provided by operating activities	(49,033)	198,791
Cash Flows from Investing Activities:
Cash acquired, net of equity issuance costs related to merger	54,155	—
Expenditures for vessels and vessel improvements	(44,214)	(46,449)
Proceeds from disposal of vessels and other property, net	113,510	13,564
Expenditures for other property	(450)	(493)
Investments in and advances to affiliated companies, net	(6,861)	2,347
Net cash provided by/(used in) investing activities	116,140	(31,031)
Cash Flows from Financing Activities:
Issuance of debt, net of issuance costs	19,469	362,989
Extinguishment of debt	—	(422,699)
Premium and fees on extinguishment of debt	—	(163)
Payments on debt	(112,394)	(66,636)
Borrowings on revolving credit facilities	40,000	—
Repayments on revolving credit facilities	(54,246)	—
Cash payments on derivatives containing other-than-insignificant financing element	(3,977)	(1,331)
Repurchase of common stock	—	(29,997)
Cash dividends paid	(37,920)	(5,091)
Cash paid to tax authority upon vesting of stock-based compensation	(1,125)	(1,272)
Other – net	—	(149)
Net cash used in financing activities	(150,193)	(164,349)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(83,086)	3,411
Cash, cash equivalents and restricted cash at beginning of year	215,677	150,243
Cash, cash equivalents and restricted cash at end of period	$132,591	$153,654

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Loss	Interests	Total
For the nine months ended
Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	$—	$972,042
Issuance of common stock related to merger	359,256	—	—	30,478	389,734
Net loss	—	(99,500)	—	(526)	(100,026)
Other comprehensive income	—	—	13,136	—	13,136
Dividends declared	(37,924)	—	—	—	(37,924)
Forfeitures of vested restricted stock awards	(1,125)	—	—	—	(1,125)
Compensation relating to restricted stock awards	3,337	—	—	—	3,337
Compensation relating to restricted stock units awards	4,629	—	—	—	4,629
Compensation relating to stock option awards	928	—	—	—	928
Balance at September 30, 2021	$1,609,602	$(375,346)	$(19,477)	$29,952	$1,244,731

Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$—	$1,022,293
Net income	—	111,358	—	—	111,358
Other comprehensive loss	—	—	(14,766)	—	(14,766)
Dividends declared	(5,091)	—	—	—	(5,091)
Forfeitures of vested restricted stock awards	(1,272)	—	—	—	(1,272)
Compensation relating to restricted stock awards	711	—	—	—	711
Compensation relating to restricted stock units awards	2,489	—	—	—	2,489
Compensation relating to stock option awards	793	—	—	—	793
Repurchase of common stock	(29,997)	—	—	—	(29,997)
Balance at September 30, 2020	$1,280,811	$(158,957)	$(35,336)	$—	$1,086,518

For the three months ended
Balance at July 1, 2021	$1,278,365	$(307,994)	$(22,917)	$—	$947,454
Issuance of common stock related to merger	359,256	—	—	30,478	389,734
Net loss	—	(67,352)	—	(526)	(67,878)
Other comprehensive income	—	—	3,440	—	3,440
Dividends declared	(34,555)	—	—	—	(34,555)
Forfeitures of vested restricted stock awards	(95)	—	—	—	(95)
Compensation relating to restricted stock awards	2,877	—	—	—	2,877
Compensation relating to restricted stock units awards	3,437	—	—	—	3,437
Compensation relating to stock option awards	317	—	—	—	317
Balance at September 30, 2021	$1,609,602	$(375,346)	$(19,477)	$29,952	$1,244,731

Balance at July 1, 2020	$1,281,072	$(172,938)	$(36,081)	$—	$1,072,053
Net income	—	13,981	—	—	13,981
Other comprehensive income	—	—	745	—	745
Dividends declared	(1,679)	—	—	—	(1,679)
Forfeitures of vested restricted stock awards	(72)	—	—	—	(72)
Compensation relating to restricted stock awards	305	—	—	—	305
Compensation relating to restricted stock units awards	900	—	—	—	900
Compensation relating to stock option awards	285	—	—	—	285
Balance at September 30, 2020	$1,280,811	$(158,957)	$(35,336)	$—	$1,086,518

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. As of September 30, 2021, the Company owned and operated a fleet of 89 oceangoing vessels, including two vessels that have been chartered-in under operating leases for durations exceeding one year at inception and four vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet of 89 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 92 vessels as of September 30, 2021. Subsequent to September 30, 2021, the Company chartered-in an LR1 (see Note 15, “Leases”) and sold and delivered a Panamax to buyers (see Note 6, “Vessels”). Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Directors and Certain Officers

Pursuant to the Merger Agreement, following the Effective Time, the Company now has a board of directors (the “Board”) consisting of ten directors comprised of (i) a chairman, Douglas D. Wheat, designated by the Company, (ii) six additional directors, designated by the Company and (iii) three additional directors, designated by Diamond S.

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

The three vacancies created by the resignation of Mr. Wallach and the expansion of the Board were filled by the Board with Mr. Craig H. Stevenson, Jr., Mrs. A. Kate Blankenship and Mr. Nadim Qureshi, the three directors designated by Diamond S in accordance with the Merger Agreement. Each of Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi was a director of Diamond S immediately prior to the Effective Time and will serve as a member of the Board until the Company’s 2022 annual meeting of stockholders or until his or her earlier death, resignation or removal. During this period, Mrs. Blankenship will also serve as a member of the Audit Committee of the Board and Mr. Qureshi will serve on the Human Resources and Compensation Committee of the Board.

Each of Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi will be compensated in accordance with the director compensation program as described in the Company’s definitive Proxy Statement filed with the SEC on May 5, 2021 (reduced on an appropriate pro rata basis with respect to service in 2021). In connection with joining the Board, Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi entered into customary indemnification agreements with the Company.

On July 14, 2021, in connection with the consummation of the Merger, the Company entered into a letter agreement with Mr. Stevenson. (the “Letter Agreement”). The Letter Agreement provides that during the period from July 14, 2021, until the earlier of six months following such date and the date of termination of such engagement, in addition to serving as a director, Mr. Stevenson will provide services to the Company as special advisor to the Chief Executive Officer of the Company. During the advisory period, Mr. Stevenson will receive a total consulting fee equal to $0.5 million, paid in equal monthly installments, subject to reduction in the case of certain termination of services events prior to the expiration of such six-month period. As of September 30, 2021, $0.2 million of such fee was paid for his services.

Following the Merger, the senior management of INSW remain in their current roles and lead the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting for the Merger

Based on the terms of the Merger Agreement, the Merger was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The Merger consists of acquiring vessels and associated assets and liabilities, which are concentrated in a group of similar identifiable assets, and therefore not considered a business. As a result, the Merger is treated as an asset acquisition, whereby all assets acquired and liabilities assumed are recorded at the cost of the acquisition, including transaction costs, on the basis of their relative fair value.

The following table presents a summary of how the consideration paid by INSW for the net assets acquired was determined:

(Dollars in thousands, except per share data)	Amounts
Diamond S outstanding shares	40,566,455
Exchange ratio	0.55375
INSW common stock issued to Diamond S shareholders	22,463,653
Replacement unvested restricted stock awards issued to Diamond S employees	72,994	(a)
Total INSW common stock issued	22,536,647
Closing price per share	$16.00
Total value of INSW common stock and replacement awards issued	$360,586
Replacement awards allocated to post-combination vesting	$(556)	(a)
Consideration transferred	$360,030
Consideration transferred not related to value of net assets acquired	$(31,053)	(b)
Consideration transferred related to value of net assets acquired	$328,977
(a)	Unvested Diamond S restricted stock awards of 131,845 as of the Effective Time were assumed by INSW and replaced with INSW restricted stock awards of 72,994, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger. ASC 805, Business Combinations, requires an allocation of the fair-value-based measure of a replacement award to pre-combination service and post-combination service, with the value attributable to pre-combination service included in the consideration transferred and the value attributable to post-combination service recognized as compensation cost by the acquirer. The fair-value-based measure of such replacement award attributable to post-combination service was determined to be $0.6 million.
(b)	ASC 805 requires an evaluation of all consideration transferred by the acquirer to identify the inclusion of any payments that might be related to goods and services that are separate from the combination. Pursuant to the Merger Agreement, Diamond S’ management services agreements with Capital Ship Management Corp (“CSMC”) were terminated and a termination fee of approximately $31.1 million was paid by Diamond S. As INSW is the recipient of the future economic benefits of such restructuring activities, such termination fee is deemed to be a cost incurred by the acquiree on behalf of the acquirer and is considered as part of the consideration transferred that is not related to the fair value of the net assets acquired. As a result, the consideration transferred allocated to the net assets acquired was reduced by termination fee amount.

Supplemental cash flow information for the nine months ended September 30, 2021 associated with the stock-for-stock acquisition of vessels and associated assets and liabilities aggregating $328.9 million were non-cash investing activities. The Company incurred and paid $0.1 million and $0.8 million in equity issuance costs during the three and nine months ended September 31, 2021, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed as well as the calculation of the excess of the net assets acquired over the consideration transferred by INSW:

(Dollars in thousands)	Fair Value
Vessels and other property, net	$1,271,013
Cash	48,538
Voyage receivables, net of allowance for credit losses of $1,213	47,264
Other receivables	7,223
Inventories	17,352
Prepaid expenses and other current assets	4,830
Restricted cash	6,392
Advances to Norient pool	7,911
Time charter contracts acquired, net	4,868
Operating lease right-of-use assets	5,087
Other noncurrent assets	1,487
Accounts payable, accrued expenses and other current liabilities	(37,937)
Operating lease liabilities	(5,087)
Current and noncurrent debt	(678,622)
Derivative liabilities, net	(346)
Noncontrolling interests	(30,478)
Net asset value acquired	$669,495

Consideration transferred related to value of net assets acquired	$328,977
Excess of net asset value acquired over consideration transferred	$340,518

The $1,271.0 million value of the 64 vessels acquired is comprised of (i) $1,259.6 million in vessel fair values assessed in accordance with ASC 820, Fair Value Measurement, using an average of current valuations obtained from third-party vessel appraisals, (ii) $6.6 million of the initial lube oil inventory on board the vessels on the acquisition date and (iii) $4.8 million in deposits for ballast water treatment system installations. Deferred drydock expenditures are taken into consideration in the vessel appraisals obtained to determine the market values of the vessels acquired and are therefore not identified as a separate asset acquired. In accordance with the requirements of accounting for the Merger as an asset acquisition, the value of the vessels was adjusted down to $941.3 million after the allocation of the $340.5 million excess of net assets acquired over the consideration transferred by INSW and the capitalization of approximately $10.8 million of legal, advisory and other professional fees directly related to the Merger. Of this amount, $5.2 million was paid during the nine months ended September 30, 2021 and is included in expenditures for vessels and vessel improvements in the accompanying condensed consolidated statement of cash flows.

In accordance with ASC 820, the above market time charter contracts were recorded at their estimated fair value at the time of the Merger taking into consideration future cash flows under the stated time charter rates compared to estimated future market-based charter rates, using a discounted cash flow model.

The operating lease right-of-use asset of $5.1 million and the corresponding current and long-term operating lease liabilities of $0.8 million and $4.3 million, respectively, relate to Diamond S’ former headquarters office space lease expiring July 2026. Such lease was terminated on September 30, 2021 for a fee of $0.4 million. Accordingly, the Company derecognized the lease liability and right of use asset for this office space as of September 30, 2021.

The fair value of Diamond S’ secured borrowings assumed as part of the Merger was measured using the income approach, which takes into account the future cash flows that a market participant would expect to receive from holding the liability as an asset. The carrying amount of the variable rate borrowings under the secured debt facilities at the time of the Merger approximates the fair value estimated based on current market rates and an appropriate credit spread. The credit spread is estimated as the margin over LIBOR in Diamond S’ recently entered secured debt facilities, which varies from 2.5% to 3.25%, and represents INSW management’s best estimate of such credit spreads. All unamortized deferred financing costs associated with existing financing arrangements of Diamond S were eliminated as part of the fair value measurement.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the Merger, the Company acquired 51% of the net assets of two joint venture entities which were determined to be variable interest entities ("VIEs") of which the Company is considered the primary beneficiary. According to ASC 805, a primary beneficiary’s initial consolidation of a VIE whose assets and liabilities do not constitute a business is excluded from the scope of business combination. Accordingly, the Company applied ASC 810, Consolidation, for initial measurement and recognition of the net assets of the two joint ventures upon initial consolidation. The net assets of the VIEs are measured at fair value in accordance with ASC 805.

Merger and integration related costs represent transactions that are separate from the acquisition of assets and assumption of liabilities in the Merger and are comprised of the following:

(Dollars in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
CSMC termination fee, noncash	$31,053	$31,053
Accelerated vesting triggered by involuntary termination	5,323	5,323
Severance	6,828	6,828
Technical manager transition costs	2,604	2,604
Other integration costs	1,271	1,752
Merger and integration related costs	$47,079	$47,560

As discussed above, the CSMC termination fee is accounted for separately from the asset acquisition, as part of the consideration transferred, that is not related to the fair value of the acquired net assets.

The Company recognized noncash stock compensation cost of $5.3 million related to the accelerated vesting of 600,816 outstanding Diamond S restricted stock and restricted stock units awards upon change of control and involuntary termination as the involuntary termination trigger was initiated by INSW.

The Company incurred severance costs for the former executives of Diamond S totaling $6.8 million during the three months ended September 30. Total severance costs expected to be incurred in connection with the Merger will increase if there is a further reduction in force. As of September 30, 2021, $0.7 million related to such additional severance costs is accrued and included in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $23.7 million as of September 30, 2021 represents legally restricted cash relating to the Company’s Sinosure Credit Facility, the $66 Million Credit Facility, and the Macquarie Credit Facility (See Note 10, “Debt”). Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities. The restricted cash reserves included in the current assets section of the accompanying condensed consolidated balance sheets relates to the $66 Million Credit Facility that matures in November 2021.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2020	$55
Reversal of expected credit losses	(19)
Write-offs charged against the allowance	(3)
Balance at September 30, 2021	$33

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 7, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three and nine months ended September 30, 2021 and 2020, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 87% and 88% of consolidated voyage receivables at September 30, 2021 and December 31, 2020, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $0.7 million and $0.8 million relating to the $390 Million Facility Revolving Loan (See Note 10, “Debt”) as of September 30, 2021 and December 31, 2020, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $6.2 million and $6.9 million relating to the Company’s outstanding debt facilities as of September 30, 2021 and December 31, 2020, respectively, are included in long-term debt in the accompanying condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2020, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $0.2 million for the three and nine months ended September 30, 2021.

Time Charter Contracts Acquired — The Company follows the provisions of ASC 350-20-35, Intangibles-Goodwill and Other. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist of charter-in contracts with contractual rates in excess of fair market charter rates that were acquired as part of the Merger (See Note 2, “Merger Transaction”). These assets are amortized on a straight-line basis as a reduction of time charter revenues over the remaining term of such charters. For the three and nine months ended September 30, 2021, amortization of time charter contracts was $1.7 million.

Variable Interest Entities — The Company determines at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate a VIE when we are the primary beneficiary, i.e., when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of its losses or benefits. If we are not the primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with applicable generally accepted accounting principles in the United States.

Periodically, we assess whether any changes in our interest or relationship with the entity have occurred that may affect our determination of whether the entity is a VIE and, if so, whether we are or remain the primary beneficiary. See Note 8, “Variable Interest Entities,” for additional information.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 106,384 and 73,172 for the three and nine months ended September 30, 2021, respectively, and 51,561 and 47,269 for the three and nine months ended September 30, 2020, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2021, there were 242,643 shares of restricted stock units and 811,906 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net (loss)/income attributable to the Company allocated to:
Common Stockholders	$(67,494)	$13,955	$(99,648)	$111,176
Participating securities	142	26	148	182
	$(67,352)	$13,981	$(99,500)	$111,358

For the three and nine months ended September 30, 2021 earnings per share calculations, there were no dilutive equity awards outstanding. For the three and nine months ended September 30, 2020 earnings per share calculations, there were 93,077 and 148,924 dilutive equity awards outstanding, respectively. Awards of 1,054,691 and 1,022,293 for the three and nine months ended September 30, 2021, respectively, and 989,269 and 924,562 for the three and nine months ended September 30, 2020, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, reversal of expected credit losses, third-party debt modification fees, merger and integration related costs and (gain)/loss on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2021 and 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2021:
Shipping revenues	$41,760	$43,056	$—	$84,816
Time charter equivalent revenues	34,771	38,197	—	72,968
Depreciation and amortization	15,963	9,828	15	25,806
Gain on disposal of vessels and other property, net of impairments	(224)	(8,880)	—	(9,104)
Adjusted loss from vessel operations	(9,682)	(6,994)	(15)	(16,691)
Equity in income of affiliated companies	5,730	—	—	5,730
Investments in and advances to affiliated companies at September 30, 2021	154,921	22,481	—	177,402
Adjusted total assets at September 30, 2021	1,520,767	772,880	—	2,293,647

Three months ended September 30, 2020:
Shipping revenues	$83,636	$16,247	$—	$99,883
Time charter equivalent revenues	79,799	14,233	—	94,032
Depreciation and amortization	14,864	4,127	23	19,014
Loss on disposal of vessels and other property, including impairments	12,834	—	—	12,834
Adjusted income/(loss) from vessel operations	35,967	1,131	(23)	37,075
Equity in income of affiliated companies	5,356	—	—	5,356
Investments in and advances to affiliated companies at September 30, 2020	149,293	7,296	—	156,589
Adjusted total assets at September 30, 2020	1,241,979	311,796	—	1,553,775

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2021:
Shipping revenues	$111,818	$66,058	$—	$177,876
Time charter equivalent revenues	101,817	61,038	—	162,855
Depreciation and amortization	42,005	17,578	56	59,639
Loss/(gain) on disposal of vessels and other property, including impairments	3,791	(8,879)	—	(5,088)
Adjusted loss from vessel operations	(17,697)	(8,692)	(56)	(26,445)
Equity in income of affiliated companies	16,573	—	—	16,573
Expenditures for vessels and vessel improvements	40,791	3,423	—	44,214
Payments for drydocking	16,518	7,298	—	23,816

Nine months ended September 30, 2020:
Shipping revenues	$287,720	$77,225	$—	$364,945
Time charter equivalent revenues	274,543	74,509	—	349,052
Depreciation and amortization	43,841	12,250	70	56,161
Loss on disposal of vessels and other property, including impairments	14,164	—	—	14,164
Adjusted income/(loss) from vessel operations	142,791	31,218	(70)	173,939
Equity in income of affiliated companies	15,672	—	—	15,672
Expenditures for vessels and vessel improvements	26,217	20,232	—	46,449
Payments for drydockings	15,295	530	—	15,825

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Time charter equivalent revenues	$72,968	$94,032	$162,855	$349,052
Add: Voyage expenses	11,848	5,851	15,021	15,893
Shipping revenues	$84,816	$99,883	$177,876	$364,945

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted (loss)/income from vessel operations of the segments to (loss)/income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total adjusted (loss)/income from vessel operations of all segments	$(16,691)	$37,075	$(26,445)	$173,939
General and administrative expenses	(8,191)	(7,422)	(23,160)	(21,550)
Reversal of expected credit losses	62	13	19	80
Third-party debt modification fees	(26)	—	(26)	(232)
Merger and integration related costs	(47,079)	—	(47,560)	—
Gain/(loss) on disposal of vessels and other property, including impairments	9,104	(12,834)	5,088	(14,164)
Consolidated (loss)/income from vessel operations	(62,821)	16,832	(92,084)	138,073
Equity in income of affiliated companies	5,730	5,356	16,573	15,672
Other (expense)/income	(113)	(208)	446	(13,497)
Interest expense	(10,639)	(7,999)	(24,925)	(28,889)
(Loss)/income before income taxes	$(67,843)	$13,981	$(99,990)	$111,359

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2021	September 30, 2020
Adjusted total assets of all segments	$2,293,647	$1,553,775
Corporate unrestricted cash and cash equivalents	108,897	137,340
Restricted cash	23,694	16,314
Other unallocated amounts	15,595	4,884
Consolidated total assets	$2,441,833	$1,712,313

Note 6 — Vessels:

Vessel Impairments

During the nine months ended September 30, 2021, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2020 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended September 30, 2021, the Company continued to monitor industry and market factors and its intentions regarding its vessels to determine if indicators of impairment were present and determined that none of the vessels in the Company’s fleet met held-for-sale criteria as of September 30, 2021 and no held-for-use impairment indicators existed for the Company’s vessels as of September 30, 2021. The Company concluded that the contracted sale of one 2003-built Panamax resulted in a held-for-sale impairment as of June 30, 2021. Held-for-sale impairment charges aggregating $3.5 million were recorded during the second quarter of 2021 including a charge of $3.4 million to write the value of a held-for-sale Panamax down to its estimated fair value at June 30, 2021, and a charge of $0.1 million for estimated costs to sell the vessel. The amount of the charge to write down the vessel to its fair value was determined using the market approach by utilizing the sales price as per the memorandum of agreement associated with the sale of the vessel.

Vessel Acquisitions and Construction Commitments

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. Title and risk of the vessels remain with the shipyard while the vessels are under construction until delivered to the Company. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels will be approximately $290.0 million, which will be paid

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for through a combination of long-term financing, cash on hand and availability under the Company’s $390 Million Facility Revolving Loan. Accumulated expenditures of $29.4 million (including capitalized interest costs of $0.2 million) are included in vessels construction in progress in the accompanying condensed consolidated balance sheet as of September 30, 2021. The remaining commitments on the contracts for the construction of these vessels as of September 30, 2021 was $259.4 million.

See Note 2, “Merger Transaction” for a description of the acquisition of 64 vessels through a stock-for-stock merger.

Vessel sales

During the nine months ended September 30, 2021, the Company recognized a net aggregate gain of $8.6 million on disposal of a 2002-built VLCC, a 2002-built Panamax, a 2003-built Panamax, and seven MRs that were acquired as part of the Merger, which were built between 2006 and 2009. In addition, during the three months ended September 30, 2021, the Company entered into memoranda of agreements for the sale of three additional 2002-built Panamaxes. The Company received a deposit totaling $2.1 million related to one of the Panamaxes, which was delivered to its buyer in November 2021. This deposit is included in cash and cash equivalents in the accompanying condensed consolidated balance sheet as of September 30, 2021. Also, in October 2021, the Company entered into a memorandum of agreement for the sale of a 2007-built Handysize product carrier acquired as part of the Merger. The Handysize product carrier and the remaining two Panamaxes are expected to be delivered to their respective buyers during the fourth quarter of 2021.

Note 7 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2021, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of September 30, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $26.6 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was nil.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2021 consisted of: FSO Joint Venture of $139.3 million and Other of $38.1 million, which primarily relates to working capital deposits that the Company maintains with commercial pools in which it participates.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Shipping revenues	$26,456	$26,392	$78,410	$78,535
Ship operating expenses	(14,205)	(14,333)	(42,575)	(42,814)
Income from vessel operations	12,251	12,059	35,835	35,721
Other (expense)/income	(1)	(18)	(10)	22
Interest expense	(899)	(1,570)	(3,209)	(5,165)
Income tax provision	(1,057)	(955)	(3,031)	(2,822)
Net income	$10,294	$9,516	$29,585	$27,756

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

We consolidate VIEs in which we hold a variable interest and are the primary beneficiary. In connection with the Merger, the Company acquired 51% of the net assets of two entities which were determined to be VIEs for which the Company is considered the primary beneficiary. The results of operations and balance sheets of these VIEs are included in our consolidated financial statements.

Diamond Anglo Ship Management Pte. Ltd. — Diamond Anglo Ship Management Pte. Ltd. (“DASM”) was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, to provide ship management services to some of Diamond S’ vessels. DASM is owned 51% by the Company and 49% by AE Holdings.

NT Suez Holdco LLC — The NT Suez Holdco LLC (“NT Suez”) joint venture was formed in September 2014 to purchase two Suezmax newbuildings. The two vessels were delivered in October and November 2016. NT Suez is owned 51% by the Company and 49% by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). WLR/TRF is indirectly owned by funds managed or jointly managed by WL Ross & Co, LLC (“WLR”), including WLR Recovery Fund V DSS AIV, L.P. and WLR V Parallel ESC, L.P., which are also shareholders of the Company. The results attributable to the 49% interest in NT Suez held by WLR/TRF is included in net loss attributable to noncontrolling interest in the accompanying condensed consolidated statements of operations. The Company and its joint venture partner are currently in the process of dissolving the NT Suez joint venture. Such dissolution will result in the distribution of one of the two Suezmax vessels owned by NT Suez to each partner. See Note 10, “Debt,” for further information on NT Suez’s debt facility obligation, which matures in November 2021, and the Company’s plans to refinance the debt associated with the Suezmax that will distributed to the Company at dissolution.

Unconsolidated VIEs

As of September 30, 2021, one of the commercial pools in which the Company participates and the two FSO joint ventures were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the two FSO joint ventures.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$143,210

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2021:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$169,850

In addition, as of September 30, 2021, the Company had approximately $16.6 million of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2021.

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
September 30, 2021:
Cash and cash equivalents (1)	$132,591	$132,591	$—
$390 Million Facility Term Loan	(243,143)	—	(243,143)
Sinosure Credit Facility	(228,443)	—	(228,443)
8.5% Senior Notes	(26,760)	(26,760)	—
$525 Million Facility Term Loan	(234,313)	—	(234,313)
$525 Million Facility Revolving Loan	(144,193)	—	(144,193)
$360 Million Facility Term Loan	(130,899)	—	(130,899)
$360 Million Facility Revolving Loan	(44,561)	—	(44,561)
$66 Million Credit Facility	(44,129)	—	(44,129)
Macquarie Credit Facility	(20,000)	—	(20,000)

December 31, 2020:
Cash and cash equivalents (1)	$215,677	$215,677	$—
$390 Million Facility Term Loan	(271,571)	—	(271,571)
Sinosure Credit Facility	(246,127)	—	(246,127)
8.5% Senior Notes	(25,697)	(25,697)	—
(1)	Includes restricted cash of $23.7 million and $16.3 million at September 30, 2021 and December 31, 2020, respectively.

Derivatives

The Company uses interest rate collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. In connection with its entry into the $390 Million Facility Term Loan (see Note 10, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional interest rate collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the $390 Million Facility Term Loan of January 23, 2025 at a fixed rate of 1.97%. The interest rate swap agreement has been re-designated and qualifies as a cash flow hedge and contains no leverage features. Changes in the fair value of the interest rate collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During April 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25 million of the $390 Million Facility Term Loan that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge.

The Company is also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converts the Company’s interest rate exposure under the Sinosure Credit Facility from a floating rate based on three-month LIBOR to a fixed rate. The interest rate swap agreement, which contains no leverage features, is designated and qualifies as a cash flow hedge. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component is recorded in current and noncurrent other liabilities in the accompanying condensed consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the consolidated statement of cash flows. In connection with the prepayment of the Sinosure Credit Facility in early November 2021 (see Note 10, “Debt”), the Company terminated this interest rate swap on November 2, 2021, and made a payment of $11.7 million to the swap counterparty.

In connection with the Merger, the Company assumed the interest rate swap agreements associated with the $525 Million Facility Term Loan (see Note 10, “Debt”). The interest rate swap agreements cover a notional amount of $163.5 million of the $234.3 million outstanding balance of the $525 Million Facility Term Loan, which was assumed in connection with the Merger, that effectively converts the Company’s interest rate exposure from a three-month LIBOR floating rate to an average fixed rate of 0.54% through the maturity date of December 23, 2024. The interest rate swap agreement has been designated and qualifies as a cash flow hedge and contains no leverage features.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Accounts payable, accrued expenses and other current liabilities	Other liabilities
September 30, 2021:
Derivatives designated as cash flow hedges:
Interest rate swaps	$7,318	$(4,331)	$(2,678)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,869)	(11,920)
Total	$7,318	$(4,331)	$(2,678)	$(2,869)	$(11,920)

December 31, 2020:
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,129	$(4,121)	$(6,155)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,979)	(14,051)
Total	$2,129	$(4,121)	$(6,155)	$(2,979)	$(14,051)
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$568	$(1,126)	$5,333	$(20,075)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(435)	(883)	(1,351)	(883)
Total other comprehensive loss	$133	$(2,009)	$3,982	$(20,958)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,293	$1,055	$3,558	$3,367

Derivatives not designated as cash flow hedges:
Interest rate collar	—	—	—	1,352

Other-than-insignificant financing element of derivatives:
Interest rate swaps	1,528	1,698	4,681	1,698
Total interest expense	$2,821	$2,753	$8,239	$6,417

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 2
Assets/(Liabilities) at September 30, 2021:
Derivative Assets (interest rate swaps)	$7,318	$7,318	(1)
Derivative Liabilities (interest rate swaps)	(7,009)	(7,009)	(1)

Assets/(Liabilities) at December 31, 2020:
Derivative Assets (interest rate swaps)	$2,129	$2,129	(1)
Derivative Liabilities (interest rate swaps)	(10,276)	(10,276)	(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of assets for which an impairment charge was recognized for the nine months ended September 30, 2021:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Assets:
Crude Tankers - Vessels held for sale(1)(2)	$6,542	$6,542	$(3,497)
(1)	Pre-tax impairment charges of $3.5 million related to one Panamax in the Crude Tanker segment were recorded during the three-month period ended June 30, 2021. The held-for-sale impairment charges aggregating $3.5 million as of June 30, 2021 included a charge of $3.4 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million.
(2)	Fair value measurement of $6.5 million at June 30, 2021 used to determine the impairment for one Panamax was based upon a market approach, which considered the expected sale price of the vessel based on an executed memorandum of agreement for the sale of the vessel as discussed in Note 6, "Vessels." Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $3,187 and $4,145	$239,956	$267,427
Sinosure Credit Facility, due 2027-2028, net of unamortized deferred finance costs of $1,619 and $1,884	226,824	244,243
$525 Million Facility Term Loan, due 2024	234,313	—
$525 Million Facility Revolving Loan, due 2024	144,193	—
$360 Million Facility Term Loan, due 2024	130,899	—
$360 Million Facility Revolving Loan, due 2024	44,561	—
$66 Million Credit Facility, due 2021	44,129	—
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $776	19,224	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $621 and $855	24,379	24,145
	1,108,478	535,815
Less current portion	(220,805)	(61,483)
Long-term portion	$887,673	$474,332

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

Debt Agreements Assumed in the Merger

As described above in Note 2, “Merger Transaction,” in connection with the Merger, lenders under Diamond S’ existing credit facilities agreed, among other things, to consent to the Merger and waive any event of default that would arise as a result of the Merger. At the Effective Time, as a result of the consummation of the Merger, and following the payment by Diamond S of fees required to be paid to the lenders, the Amendment and Restatement Agreements and INSW’s Guarantees of Diamond S’ obligations under these agreements became effective.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Amended and Restated $525 Million Credit Agreement consists of a five-year term loan of $375 million (the “$525 Million Facility Term Loan”) and a revolving loan of $150 million (the “$525 Million Facility Revolving Loan”) that was collateralized by 36 vessels at the Effective Time, with reductions based on a 17-year age-adjusted amortization schedule, payable on a quarterly basis with a maturity date of December 23, 2024. The term loan and revolving loan bear interest at LIBOR plus a margin of 2.50%, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the $525 Million Facility Revolving Loan are 0.875%. The outstanding principal amount under the $525 Million Facility Term Loan and the $525 Million Facility Revolving Loan assumed by the Company at the Effective Time was $262.5 million and $150.0 million, respectively.

The Amended and Restated $360 Million Credit Agreement consists of a term loan of $300 million (the “$360 Million Facility Term Loan”) and a revolving loan with an original availability of $60 million (the “$360 Million Facility Revolving Loan”), which as of the Effective Time had been reduced to an availability of $53 million as a result of pre-merger vessel sales by Diamond S. The Amended and Restated $360 Million Credit Agreement was collateralized by 26 vessels at the Effective Time, with reductions based on a 17-year age-adjusted amortization schedule, payable on a quarterly basis with a maturity date of March 27, 2024. The term loan and revolving loan bear interest at LIBOR plus a margin of 2.65%, and interest is paid quarterly. Commitment fees on undrawn amounts related to the $360 Million Facility Revolving Loan are 1.06%. The outstanding principal amount under the $360 Million Facility Term Loan and the $360 Million Facility Revolving Loan assumed by the Company at the Effective Time was $167.9 million and $53.0 million, respectively.

The sale and delivery of seven MRs during the three months ended September 30, 2021 reduced the number of vessels collateralizing the Amended and Restated $525 Million Credit Agreement and the Amended and Restated $360 Million Credit Agreement to 34 and 21 vessels, respectively, and also resulted in a permanent reduction of the drawdown availability under the $525 Million Facility Revolving Loan and the $360 Million Facility Revolving Loan of $5.8 million and $8.4 million, respectively and a reduction in the scheduled future principal amortization under both facilities. As of September 30, 2021, there was no further drawdown availability under both revolving facilities.

The Company also assumed a $66 million five-year senior secured term loan facility (the “$66 Million Credit Facility”) entered into by NT Suez with Credit Agricole Corporate and Investment Bank (“CA-CIB”) and a syndicate of financial institutions arranged by CA-CIB on August 9, 2016 for the purpose of financing two vessels controlled by NT Suez (see Note 8, “Variable Interest Entities”). The $66 Million Credit Facility, which is collateralized by the two vessels, is a nonrecourse term loan with reductions that are based on a 15-year amortization schedule and is payable on a quarterly basis with a balloon repayment upon maturity on November 18, 2021. The $66 Million Credit Facility bears interest at LIBOR plus a margin of 3.25%. The outstanding principal amount under the $66 Million Credit Facility assumed by the Company at the Effective Time was $45.2 million.

The $66 Million Credit Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on the payments of dividends by the NT Suez joint venture, minimum cash balance, collateral maintenance, and other customary restrictions. The $66 Million Credit Facility permits the NT Suez joint venture to pay dividends so long as the payment of dividends does not cause an event of default under the credit facility and does not exceed an amount equal to 75% of the consolidated net income of NT Suez, as determined in accordance with GAAP.

The Company is in the process of dissolving NT Suez and taking full ownership of one of the two Suezmaxes owned by the joint venture. In conjunction with such process, the Company is refinancing its half of the $66 Million Credit Facility on a long-term basis. The entire remaining outstanding principal amount of the $66 Million Credit Facility is reflected as a current liability in the accompanying condensed balance sheet as of September 30, 2021. This refinancing is also expected to result in the release of the Company’s share of restricted cash attributable to this facility. The dissolution and refinancing are expected to be completed before the scheduled November 18, 2021 maturity of the $66 Million Credit Facility.

Macquarie Credit Facility

On September 30, 2021, the Company, Seaways Shipping II Corporation, a wholly owned subsidiary of the Company, and Seaways Shipping II Corporation’s three subsidiaries (the “Borrowers”) executed a credit agreement for a $20.0 million term loan facility with Macquarie Bank Limited, London Branch, as lender, facility agent and security agent (the “Macquarie Credit Facility”). The Macquarie Credit Facility is comprised of three loans, each secured by a first lien on one of three LR1s owned by the Company, along

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with their respective earnings, insurances and certain other assets, as well as certain additional assets of the Company’s subsidiaries. The facility bears interest at LIBOR plus a margin of 3.825%. The loan amortizes in quarterly installments varying in amount between $0.5 million to $0.9 million commencing December 31, 2021, and matures on March 31, 2025, with a balloon payment of approximately $11.7 million due at maturity. The maturity date for the loan is subject to acceleration upon the occurrence of certain events as described in the credit agreement. The Macquarie Credit Facility is guaranteed by the Company and Seaways Shipping II Corporation. The full $20.0 million was drawn down on September 30, 2021.

$390 Million Credit Facility

In January 2020, the Company, International Seaways Operating Corporation and certain of their subsidiaries entered into a credit agreement comprising $390 million of secured debt facilities (the “$390 Million Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), and a syndicate of other financial institutions. The $390 Million Credit Facility consisted of (i) a five-year senior secured term loan facility in an aggregate principal amount of $300 million (the “$390 Million Facility Term Loan”); (ii) a five-year revolving credit facility in an aggregate principal amount of $40 million (the “$390 Million Facility Revolving Loan”); and (iii) a senior secured term loan credit facility with a maturity date of June 30, 2022 in an aggregate principal amount of $50 million (the “$390 Million Facility Transition Term Loan”). The $40 million remaining outstanding principal balance under the “$390 Million Facility Transition Term Loan was repaid in full using available cash on hand in August 2020.

Sinosure Credit Facility Refinancing

On October 26, 2021, the Company entered into lease financing arrangements with Ocean Yield ASA for the sale and leaseback of the six VLCCs that collateralized the Sinosure Credit Facility, for a net sale price of $374.6 million in total, which represents 90% of the fair value of the six VLCCs. The proceeds of the sale will be recognized as a financing obligation. The proceeds from the transactions, which were received on November 8, 2021, were used to prepay the $228.4 million outstanding loan balance under the Sinosure Credit Facility, with the balance intended for general corporate purposes. Approximately $16.1 million of cash that was restricted by the Sinosure Credit Facility was released as a result of the prepayment of the outstanding loan balance. Under these lease financing arrangements, each of the six VLCCs is subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term. Charter hire under the arrangement is comprised of a fixed monthly repayment amount of $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%. The terms and conditions, including financial covenants, of the arrangements are in-line with those within the Company’s existing debt facilities.

Debt Covenants

The $390 Million Credit Facility, the Amended and Restated $525 Million Credit Agreement, the Amended and Restated $360 Million Credit Agreement and the Macquarie Credit Facility contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility (“LTV Ratio”) ; and (v) to ensure that for as long as such covenant is required under the Sinosure Credit Facility, that the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense will not be lower than 2.50:1.00.

Under the Sinosure Credit Facility, the Obligors (as defined in the Sinosure Credit Facility) were required to comply with various collateral maintenance and financial covenants, including with respect to:

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company was not in compliance with the consolidated interest expense coverage ratio financial covenant contained in the Company’s debt facilities for the Test Date ending on September 30, 2021. As described above, on November 8, 2021, the Company completed alternative financing on the six VLCCs that collateralized the Sinosure Credit Facility and simultaneously prepaid and terminated the Sinosure Credit Facility in order to both increase liquidity and remedy the covenant noncompliance that existed for the Test Date ending on September 30, 2021.

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

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2021 was $10.7 million and $24.8 million, respectively, and for the three and nine months ended September 30, 2020 was $7.8 million and $28.4 million, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2021 was $10.8 million and $23.2 million respectively, and for the three and nine months ended September 30, 2020 was $6.8 million and $24.1 million respectively.

Debt Modifications, Repurchases and Extinguishments

During the first quarter of 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with the $390 Million Credit Facility. Issuance costs paid to lenders and third-party fees associated with the $390 Million Facility Revolving Loan aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with $390 Million Facility Term Loan and the $390 Million Facility Transition Term Loan totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying condensed consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

proceeds. In addition, in connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses of $0.8 million and $14.3 million during the three and nine months ended September 30, 2020, respectively, which are included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments, during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the $390 Million Facility Transition Term Loan in August 2020, which was treated as an extinguishment.

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

In addition to the Company’s shipping income and pursuant to certain agreements, Diamond S has historically performed commercial, technical and administrative management services for its vessel owning subsidiaries. These management services, which are performed by Diamond S Management LLC, a Marshall Islands entity (“DSMM”), will be phased out by the end of 2021 as vessels are delivered into third party commercial pools and technical managers. DSMM elected to be taxed as a corporation for United States federal income tax purposes. As such, DSMM is subject to United States federal income tax (imposed a 21% rate) on its worldwide net income, including the net income derived from providing these management services.

The Company has two entities that were established in Singapore. The income for these two entities is taxable at the prevailing Singapore Corporate income tax rate, which is currently 17%. The Company’s Singapore-based subsidiary Diamond S Management (Singapore) Pte. Ltd. (“DSMS”) and its Singapore-based joint venture that is consolidated - DASM (See Note 8, “Variable Interest Entities”), recorded income tax provisions of $0 and $35, respectively, during the three months ended September 30, 2021.

The Marshall Islands and Liberia impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying condensed consolidated statements of operations.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Issuance of Shares upon Merger

At the Effective Time, the Diamond S Common Shares issued and outstanding immediately prior to the Effective Time (excluding Diamond S Common Shares owned by Diamond S, the Company, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) were cancelled in exchange for 0.55375 of a share of INSW Common Stock and cash payable in respect of fractional shares. The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement resulted in the issuance of 22,536,647 shares of INSW Common Stock with the pre-merger INSW shareholders and the former Diamond S shareholders owning approximately 55.75% and 44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Effective Time. The Company incurred and paid $0.1 million and $0.8 million equity issuance costs during the three and nine months ended September 31, 2021, respectively.

Restricted Common Stock

The Company awarded a total of 57,178 restricted common stock shares during the nine months ended September 30, 2021 to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.95 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 2, 2022, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Pursuant to the Merger, the Company assumed certain equity awards granted under the Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (the “Diamond S Plan”). After giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger, outstanding awards of 131,845 unvested Diamond S restricted stock issued under the Diamond S Plan, as of the Effective Time, were assumed by the Company and converted into 72,994 of unvested restricted shares with respect to INSW Common Stock, on the same general terms and conditions under the applicable Diamond S plans and award agreements in effect immediately prior to the Effective Time. ASC 805 requires an allocation of the fair-value-based measure of a replacement award to pre-combination service and post-combination service, with the value attributable to pre-combination service included in the consideration transferred and the value attributable to post-combination service recognized as compensation cost by the acquirer. The fair-value-based measure of such replacement award attributable to post-combination service was determined to be $0.6 million.

Effective as of the Effective Time, as contemplated by the Merger Agreement in order to permit three directors designated by Diamond S to serve on the Board, Mr. Ty E. Wallach resigned as a member of the Board. In connection with his resignation from the Board, the Board approved the accelerated vesting of his 5,035 restricted shares of INSW Common Stock grant made in June 2021.

Restricted Stock Units and Stock Options

During the nine months ended September 30, 2021, the Company granted 64,943 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $21.58 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2021, the Company awarded 64,943 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2023, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2024. The weighted average grant date fair value of the awards with

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

performance conditions was determined to be $21.58 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $22.50 per RSU.

During the nine months ended September 30, 2021, the Company awarded to certain of its senior officers and employees an aggregate of 141,282 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The weighted average grant date fair value of the options was $9.92 per option. The fair value of the options was estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 1.06%, dividend yields of 1.23%, expected stock price volatility factor of .55, and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (a) the first anniversary of employment termination and (b) the expiration date of the options.

Dividends

On February 23, 2021, June 4, 2021 and July 28, 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million, $1.7 million, and $3.0 million on March 26, 2021, June 28, 2021 and September 23, 2021, respectively, to stockholders of record as of March 11, 2021, June 14, 2021 and September 9, 2021, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on November 8, 2021. The dividend will be paid on December 23, 2021 to shareholders of record as of December 9, 2021.

See Note 2, “Merger Transaction” for a description of the special dividend aggregating $31.5 million that was paid on July 15, 2021.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 5,090 and 56,065 shares of common stock during the three and nine months ended September 30, 2021, respectively, at an average cost of $18.62 and $20.06, respectively, per share (based on the market prices on the dates of vesting) from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 4,544 and 61,498 shares of common stock during the three and nine months ended September 30, 2020, respectively, at an average cost of $15.97 and $20.69, respectively, per share (based on the market prices on the dates of vesting) from employees and certain members of management to cover withholding taxes.

On August 4, 2020, the Company’s Board of Directors approved a resolution reauthorizing the Company’s $30.0 million stock repurchase program for another 24-month period ending August 4, 2022, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board. On October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. No shares were acquired under repurchase programs during the nine months ended September 30, 2021. Under a prior existing stock repurchase program, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million, during the nine months ended September 30, 2020.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Unrealized losses on derivative instruments	$(11,096)	$(24,098)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(8,381)	(8,515)
	$(19,477)	$(32,613)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2021 and 2020 follow:

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2021	$(14,276)	$(8,641)	$(22,917)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	133	260	393
Amounts reclassified from accumulated other comprehensive loss	3,047	—	3,047
Balance as of September 30, 2021	$(11,096)	$(8,381)	$(19,477)

Balance as of June 30, 2020	$(27,900)	$(8,181)	$(36,081)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(2,009)	(374)	(2,383)
Amounts reclassified from accumulated other comprehensive loss	3,128	—	3,128
Balance as of September 30, 2020	$(26,781)	$(8,555)	$(35,336)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2020	$(24,098)	$(8,515)	$(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	3,982	134	4,116
Amounts reclassified from accumulated other comprehensive loss	9,020	—	9,020
Balance as of September 30, 2021	$(11,096)	$(8,381)	$(19,477)

Balance as of December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(20,958)	283	(20,675)
Amounts reclassified from accumulated other comprehensive loss	5,909	—	5,909
Balance as of September 30, 2020	$(26,781)	$(8,555)	$(35,336)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in income of
equity method joint venture investees	$226	$375	$781	$763	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	1,293	1,055	3,558	3,367	Interest expense

Reclassifications of losses on derivatives subsequent to
discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	—	—	—	81	Interest expense

Reclassifications of losses on other-than-insignificant
financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	1,528	1,698	4,681	1,698	Interest expense
Total before and net of tax	$3,047	$3,128	$9,020	$5,909

At September 30, 2021, the Company expects that it will reclassify $8.8 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of September 30, 2021, the Company is a party to time charter out contracts with customers on two Panamaxes, one LR2, one Aframax, two Suezmaxes (controlled through the 51% owned joint venture NT Suez), one MR and one VLCC with expiry dates ranging from October 2021 to March 2023. The Company is a party to a short-term profit share agreement to participate in a share of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2021 and 2020:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2021:
Revenues from leases
Pool revenues	$18,763	$31,780	$50,543
Time and bareboat charter revenues	9,900	3,764	13,664
Voyage charter revenues from non-variable lease payments	6,696	7,389	14,085
Voyage charter revenues from variable lease payments	450	123	573
Revenues from services
Voyage charter revenues from lightering services	5,951	—	5,951
Total shipping revenues	$41,760	$43,056	$84,816

Three months ended September 30, 2020:
Revenues from leases
Pool revenues	$38,302	$10,915	$49,217
Time and bareboat charter revenues	31,294	—	31,294
Voyage charter revenues from non-variable lease payments	7,153	4,935	12,088
Voyage charter revenues from variable lease payments	4	397	401
Revenues from services
Voyage charter revenues from lightering services	6,883	—	6,883
Total shipping revenues	$83,636	$16,247	$99,883

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2021:
Revenues from leases
Pool revenues	$51,666	$49,991	$101,657
Time and bareboat charter revenues	33,054	7,022	40,076
Voyage charter revenues from non-variable lease payments(1)	8,423	8,871	17,294
Voyage charter revenues from variable lease payments	450	174	624
Revenues from services
Voyage charter revenues from lightering services	18,225	—	18,225
Total shipping revenues	$111,818	$66,058	$177,876

Nine months ended September 30, 2020:
Revenues from leases
Pool revenues	$180,998	$69,487	$250,485
Time and bareboat charter revenues	66,553	—	66,553
Voyage charter revenues from non-variable lease payments(1)	17,196	7,341	24,537
Voyage charter revenues from variable lease payments	1,174	397	1,571
Revenues from services
Voyage charter revenues from lightering services	21,799	—	21,799
Total shipping revenues	$287,720	$77,225	$364,945
(1)	Includes $0.5 million and $4.1 million of loss of hire proceeds received during the first quarter of 2021 and the third quarter of 2020, respectively.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2021	$2,148	$166	$—
Closing balance as of September 30, 2021	2,582	75	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments in revenues from performance obligations satisfied in previous periods recognized were nil during the three and nine months ended September 30, 2021, compared with $32 thousand and $47 thousand, respectively, during the three and nine months ended September 30, 2020. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of September 30, 2021, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2021 and 2020 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost
Vessel assets
Charter hire expenses	$2,108	$2,478	$6,999	$9,183

Office and other space
General and administrative	501	265	1,048	771
Voyage expenses	43	42	127	126

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,322	832	3,278	3,758

Office and other space
General and administrative	—	—	—	29
Total lease cost	$3,974	$3,617	$11,452	$13,867
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, compared with $0.7 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8,058	$10,080

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$21,992	$21,588

Current portion of operating lease liabilities	$(6,714)	$(8,867)
Long-term operating lease liabilities	(13,113)	(10,253)
Total operating lease liabilities	$(19,827)	$(19,120)

Weighted average remaining lease term - operating leases	5.59 years	2.75 years
Weighted average discount rate - operating leases	6.13%	7.21%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of September 30, 2021, INSW had commitments to charter in two Aframaxes and one workboat employed in the Crude Tankers Lightering business. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the other one is a time charter expiring March 2022, are accounted for as operating leases. In October 2021, the Company chartered in an LR1 for 18 months through April 2023. The Company’s bareboat charters contain purchase options commencing in the first quarter of 2021. The Company has determined that the purchase options are not reasonably certain of being exercised.

Payments of lease liabilities and related number of operating days under these operating leases as of September 30, 2021 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$1,582	184
2022	6,278	730
2023	4,532	556
Total lease payments	12,392	1,470
less imputed interest	(866)
Total operating lease liabilities	$11,526

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2021	$276	93
2022	354	87
Total lease payments (lease component only)	630	180
less imputed interest	(7)
Total operating lease liabilities	$623

2. Office and other space:

The Company has operating leases for offices and lightering workboat dock space. These leases have expiry dates ranging from July 2023 to May 2033. The lease for the workboat dock space contains renewal options executable by the Company for periods through December 2027. We have determined that the options through December 2024 are reasonably certain to be executed by the Company, and accordingly the options are included in the lease liability and right of use asset calculations for such lease.

Payments of lease liabilities for office and other space as of September 30, 2021 are as follows:

(Dollars in thousands)	Amount
2021	$68
2022	273
2023	229
2024	773
2025	998
Thereafter	7,932
Total lease payments	10,273
less imputed interest	(2,595)
Total operating lease liabilities	$7,678

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for two Panamaxes, one LR2, one Aframax, two Suezmaxes (controlled through the 51% owned joint venture NT Suez), one MR and one VLCC and the related revenue days as of September 30, 2021 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2021	$10,654	432
2022	33,114	1,079
2023	3,240	72
Future minimum revenues	$47,008	1,583

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of September 30, 2021. The deficit valuation as of March 31, 2021, is expected to be issued during 2022, and the Company expects no deficit contribution will be required.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of September 30, 2021. The next deficit valuation will be as of March 31, 2023.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2, MR and Handysize product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2021, we derived 48% and 63%, respectively, of our TCE revenues from our Crude Tankers segment, compared with 85% and 79%, respectively, for the three and nine months ended September 30, 2020. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2021 and 2020 periods.

Completion of Merger Transaction

As described in Note 2, “Merger Transaction,” to the accompanying condensed consolidated financial statements, on July 16, 2021 pursuant to the Merger Agreement dated as of March 30, 2021, the Company completed a stock-for-stock merger with Diamond S. As of September 30, 2021, the Company operated a fleet of 89 vessels, consisting of 53 product carriers and 36 crude tankers with an aggregate carrying capacity of approximately 9.8 million deadweight tons (“dwt”), including two vessels that have been chartered-in under operating leases for durations exceeding one year at inception, two FSO service vessels in which we have ownership interests through joint venture partnerships, and two Suezmaxes owned through another joint venture. In addition to our operating fleet of 89 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 92 vessels. Subsequent to September 30, 2021, the Company chartered in an LR1 for a minimum period of 18-months.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 80% and 76% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2021, respectively, compared with 67% and 81% for the three and nine months ended September 30, 2020, respectively.

INTERNATIONAL SEAWAYS, INC.

The following is a discussion and analysis of our financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2021 at 97.8 million barrels per day (“b/d”), up 6.2% from the same quarter in 2020. The estimate for global oil consumption for 2021 is 96.3 million b/d, an increase of 6.1% over 2020. OECD demand in 2021 is estimated to increase by 6.0% to 44.5 million b/d, while non-OECD demand is estimated to increase by 6.1% to 51.8 million b/d.

Global oil production in the third quarter of 2021 was 96.3 million b/d, an increase of 6.0% from the third quarter of 2020. OPEC crude oil production averaged 26.9 million b/d in the third quarter of 2021, an increase of 1.4 million b/d from the second quarter of 2021, and an increase of 3.1 million b/d from the third quarter of 2020. Non-OPEC production increased by 2.2 million b/d to 64.1 million b/d in the third quarter of 2021 compared with the third quarter of 2020. Oil production in the U.S. in the third quarter of 2021 increased by 0.9% to 11.3 million b/d compared to the second quarter of 2021 and by 3.4% from the third quarter of 2020.

U.S. refinery throughput increased by 0.9 million b/d to 16.5 million b/d in the third quarter of 2021 compared with the second quarter of 2021. U.S. crude oil imports in the third quarter of 2021 increased by 0.5 million b/d to 6.4 million b/d compared with the third quarter of 2020, with imports from OPEC countries remaining flat and imports from non-OPEC countries increasing by 0.5 million b/d.

China’s crude oil imports declined by 0.5 million b/d from August 2021 to September 2021 and declined by 1.8 million b/d from September 2020. For the first nine months of the year, China’s crude oil imports declined by 6.8% compared to the comparable period in 2020 to average 10.4 million b/d. Due to higher oil prices, China drew down more inventories from commercial and strategic reserves.

As a result of rising oil demand outpacing production of crude oil and refined products and significant increases in current prices of crude oil, global inventories were drawn down during the third quarter of 2021 to below the average over the last five years. Total commercial stocks in the OECD have declined by approximately 30 million barrels in the two months ending August 2021, the most recent available combined inventory data. Large draws in total inventories have negatively impacted current tanker market earnings.

During the third quarter of 2021, the tanker fleet of vessels over 10,000 dwt decreased, net of vessels recycled, by 0.2 million dwt as the crude fleet decreased by 0.5 million dwt, with VLCCs and Suezmaxes declining by 0.8 and 0.4 million dwt, respectively and Aframaxes growing by 0.7 million dwt. The product carrier fleet increased by 0.3 million dwt. Year-over-year, the size of the tanker fleet increased by 12.3 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 5.1 million dwt, 3.0 million dwt, 2.2 million dwt and 2.1 million dwt, respectively. The LR1/Panamax fleet remained flat.

During the third quarter of 2021, the tanker orderbook declined by 3.8 million dwt overall. The crude tanker orderbook decreased by 2.4 million dwt, with decreases in the VLCC, Suezmax and Aframax sectors of 1.3 million dwt, 0.2 million dwt and 1.0 million dwt, respectively. The product carrier orderbook decreased by 1.4 million dwt with LR1s declining by 0.1 million dwt and MRs declining by 1.2 million dwt. Year-over-year, the total tanker orderbook increased by 0.4 million dwt, with VLCCs increasing by 3.4 million dwt and all other sector orderbooks declining.

INTERNATIONAL SEAWAYS, INC.

After a weak first half of 2021, crude tanker rates remained under pressure and all tanker types operated at or below industry average cash breakeven levels on benchmark routes during the third quarter of 2021. So far in the fourth quarter of 2021, rates in all segments continue to be weak.

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

Results from Vessel Operations:

During the third quarter of 2021, results from vessel operations decreased by $79.6 million to a loss of $62.8 million from income of $16.8 million in the third quarter of 2020. Such decrease resulted principally from $47.0 million of one-time merger and integration related costs incurred in the current quarter related to the Company’s Merger with Diamond S, and increased vessel expenses, which were not sufficiently covered with a corresponding increase in TCE revenues despite having a larger post-Merger fleet, partially offset by a net increase of $21.9 million in the third quarter of 2021 compared with the third quarter of 2020 in gain on the disposal of vessels.

The decrease in TCE revenues in the third quarter of 2021 of $21.0 million, or 22%, to $73.0 million from $94.0 million in the corresponding quarter of the prior year primarily reflects lower average daily rates across the majority of INSW’s fleet sectors, which accounted for a decrease of approximately $64.6 million. Partially offsetting this rates-based decline were significant days-based increases in the Suezmax and MR fleets, which reflected the growth in the vessel count in these fleets that resulted from the Merger.

During the first nine months of 2021, income from vessel operations decreased by $230.2 million to a loss of $92.1 million from income of $138.1 million in the first nine months of 2020. The primary drivers of the decrease were consistent with those described above in the quarter-over-quarter analysis.

The decrease in TCE revenues in the first nine months of 2021 of $186.2 million, or 53%, to $162.9 million from $349.1 million in the corresponding period of the prior year primarily reflects lower average daily rates across all of INSW’s fleet sectors, which accounted for a rates-based decrease of approximately $221.0 million. Also contributing to the decrease was a decline in revenue days in the VLCC fleet principally due to the sales of three older VLCCs between November 2020 and July 2021. Partially offsetting these declines were days-based increases in the Suezmax and MR fleets, as described above.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2021	2020	2021	2020
TCE revenues	$34,771	$79,799	$101,817	$274,543
Vessel expenses	(24,384)	(24,276)	(65,327)	(73,256)
Charter hire expenses	(4,106)	(4,692)	(12,182)	(14,655)
Depreciation and amortization	(15,963)	(14,864)	(42,005)	(43,841)
Adjusted (loss)/income from vessel operations (a)	$(9,682)	$35,967	$(17,697)	$142,791
Average daily TCE rate	$12,845	$36,010	$15,710	$43,066
Average number of owned vessels (b)	30.5	24.0	24.2	24.1
Average number of vessels chartered-in under operating leases	2.0	2.0	2.0	2.2
Number of revenue days: (c)	2,707	2,216	6,481	6,375
Number of ship-operating days: (d)
Owned vessels	2,810	2,208	6,611	6,604
Vessels bareboat chartered-in under operating leases	184	184	546	548
Vessels time chartered-in under operating leases (e)	—	—	—	44
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, reversal of expected credit losses, third-party debt modification fees, merger and integration related costs and gain/(loss) on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel under an operating lease for a portion of the nine-month period ended September 30, 2020. No vessel was time chartered-in for the Company’s Crude Tankers Lightering business during the three and nine months ended September 30, 2021.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $667 and $646 per day for the three and nine months ended September 30, 2021, respectively, and $635 and $744 per day for the three and nine months ended September 30, 2020, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$10,686	$43,893	$35,740	$73,399
Revenue days	761	92	810	362
Suezmax (1):
Average rate	$10,650	$26,604	$28,246	$—
Revenue days	748	90	180	—
Aframax:
Average rate	$11,361	$25,746	$10,860	$—
Revenue days	276	76	368	—
Panamax:
Average rate	$9,755	$11,054	$15,508	$15,790
Revenue days	151	264	118	269

Nine Months Ended September 30,
VLCC:
Average rate	$13,345	$45,517	$56,459	$70,772
Revenue days	2,170	338	2,322	623
Suezmax (1):
Average rate	$12,189	$26,604	$40,028	$—
Revenue days	1,110	90	541	—
Aframax:
Average rate	$10,554	$25,746	$24,107	—
Revenue days	812	76	1,063	$—
Panamax:
Average rate	$12,812	$11,046	$29,508	$16,021
Revenue days	332	1,303	300	1,348
(1)	During the three months ended September 30, 2021, Suezmaxes acquired by the Company through the Merger were employed on transitional voyages in the spot market prior to delivering to Penfield Maritime’s Suezmax Pool. These transitional voyages are excluded from the tables above.

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2021, TCE revenues for the Crude Tankers segment decreased by $45.0 million, or 56%, to $34.8 million from $79.8 million in the third quarter of 2020, principally as a result of significantly lower average blended rates in the VLCC, Suezmax and Panamax sectors aggregating approximately $50.0 million. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production has declined. This development, which negatively impacted the demand for oil tankers during the second half of 2020, continued through the first three quarters of 2021. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Also contributing to the decline in TCE revenues was (i) a $19.6 million days-based decline in VLCC revenue which reflects 429 fewer revenue days in the current quarter, driven by the sales of older vessels discussed above, and (ii) a $1.0 million decrease in revenue in the Crude Tankers Lightering business in the current quarter. Partially offsetting the decreases to TCE revenues was a $25.1 million days-based increase in the Suezmax fleet, which reflects an incremental 908 revenue days in the current quarter arising from the Company’s acquisition of 13 Suezmaxes as a part of its Merger with Diamond S. The revenue days in the Aframax fleet during the current quarter decreased marginally as compared to the third quarter of 2020, as the impact of the acquisition of one Aframax as a part of the Merger was offset by the Company’s sale of a 2001-built Aframax in November 2020.

Vessel expenses increased by $0.1 million to $24.4 million in the third quarter of 2021 from $24.3 million in the third quarter of 2020. Such increase reflects an approximately $7.8 million increase in the Suezmax fleet due to the additions to the fleet described above. This increase was substantively offset by (i) a $2.7 million reduction in the VLCC fleet principally relating to the vessel sales discussed above and (ii) a $2.7 million reduction in the Panamax fleet that reflects the sales of a 2002-built and a 2003-built Panamax during August 2021, and a reduction of $1.0 million in drydock deviation costs from what was incurred in the prior year’s quarter. Charter hire expenses decreased by $0.6 million to $4.1 million from $4.7 million in the third quarter of 2020. Depreciation and amortization increased by $1.1 million to $16.0 million in the current quarter from $14.9 million in the prior year’s quarter. Such increase resulted from the additions to the Suezmax and Aframax fleets noted above, along with the impacts of scrubber installations and drydockings performed during 2020 and 2021. These increases were offset to a large extent by the vessel sales noted above and impairment charges recorded in December 2020.

Excluding depreciation and amortization, the reversal of expected credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $1.2 million for the third quarter of 2021 compared to $1.0 million for the third quarter of 2020.

During the first nine months of 2021, TCE revenues for the Crude Tankers segment decreased by $172.7 million or 63%, to $101.8 million from $274.5 million in the first nine months of 2020, principally as a result of the market factors described above which resulted in significantly lower average blended rates across all the Crude Tankers sectors aggregating approximately $166.6 million. Also contributing to the decrease was an aggregate 722-day decrease in VLCC and Aframax revenue days, which had the effect of decreasing TCE revenues by $35.6 million and was driven by the vessel sales described above along with the additional impact of the sale of a 2002-built Aframax in January 2020, partially offset by 125 fewer offhire days in the current year’s period. The reduction in current period offhire days was principally driven by fewer VLCC out-of-service days for scrubber installations in the current period. Serving to partially offset such declines were the Suezmaxes and Aframax added to the Company’s fleet as a result of the Merger, as noted above.

Vessel expenses decreased by $7.9 million to $65.3 million in the nine months ended September 30, 2021 from $73.2 million in the corresponding period of 2020. The primary driver of the net decrease were the vessel sales referred to above. Charter hire expenses decreased by $2.5 million to $12.2 million from $14.7 million in the prior year’s period. Consistent with the quarter-over-quarter comparison noted above, such decrease related to a reduction in short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of lower anticipated lightering activity levels in the current year’s period. Depreciation and amortization decreased by $1.8 million to $42.0 million in the current period from $43.8 million in the prior year’s period. The drivers of such decline were the vessel sales and 2020 impairment charges discussed above.

INTERNATIONAL SEAWAYS, INC.

Excluding depreciation and amortization, the reversal of expected credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $3.6 million for the first nine months of 2021 and $5.5 million for the first nine months of 2020. The decrease in the current period’s operating income as compared to the prior year’s period primarily reflects lower levels of lightering activity in the current period. During the current year’s period, 253 service support only lighterings were performed, as compared to 290 service support only lighterings in the prior year’s period. Additionally, during the prior year’s period the Crude Tankers Lightering business utilized its chartered-in Aframaxes on three spot voyages.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2021	2020	2021	2020
TCE revenues	$38,197	$14,233	$61,038	$74,509
Vessel expenses	(33,790)	(7,226)	(47,050)	(21,483)
Charter hire expenses	(1,573)	(1,749)	(5,102)	(9,558)
Depreciation and amortization	(9,828)	(4,127)	(17,578)	(12,250)
Adjusted income/(loss) from vessel operations	$(6,994)	$1,131	$(8,692)	$31,218
Average daily TCE rate	$9,448	$14,009	$10,267	$22,716
Average number of owned vessels	47.3	10.0	22.6	9.8
Average number of vessels chartered-in under operating leases	1.3	1.3	1.3	2.4
Number of revenue days	4,043	1,016	5,945	3,280
Number of ship-operating days:
Owned vessels	4,354	920	6,164	2,691
Vessels time chartered-in under operating leases	124	115	368	648

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2021 and 2020, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $610 and $618 per day for the three and nine months ended September 30, 2021, and $681 and $606 per day for the three and nine months ended September 30, 2020, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$—	$17,797	$21,505	$—
Revenue days	—	92	92	—
LR1(1):
Average rate	$12,476	$—	$14,900	$—
Revenue days	523	—	534	—
MR(2):
Average rate	$10,000	$15,730	$14,368	$—
Revenue days	2,668	124	390	—
Handy:
Average rate	$6,311	$—	$—	$—
Revenue days	319	—	—	—

Nine Months Ended September 30,
LR2:
Average rate	$—	$17,787	$29,724	$—
Revenue days	—	273	274	—
LR1(1):
Average rate	$13,634	$—	$27,835	$—
Revenue days	1,438	—	1,567	—
MR(2):
Average rate	$9,797	$15,730	$17,898	$—
Revenue days	3,453	124	1,440	—
Handy:
Average rate	$6,311	$—	$—	$—
Revenue days	319	—	—	—
(1)	During the 2021 and 2020 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.
(2)	During the three months ended September 30, 2021, MRs acquired by the Company through the Merger were employed on transitional voyages in the spot market prior to delivering to pools. These transitional voyages are excluded from the tables above.

During the third quarter of 2021, TCE revenues for the Product Carriers segment increased by $24.0 million, or 168%, to $38.2 million from $14.2 million in the third quarter of 2020. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021. The net effect of these transactions was the driver of a 2,719-day increase in MR revenue days during the current year’s quarter, which contributed a $37.0 million days-based increase in TCE revenues. The Company also acquired six Handysize vessels in the Merger, which contributed a total of $1.6 million in TCE revenues during the period. Partially offsetting such increases were period-over-period decreases in average daily blended rates earned by the MR and LR1 fleet sectors, which accounted for a rates-based decrease in TCE revenues of approximately $14.7 million.

INTERNATIONAL SEAWAYS, INC.

Vessel expenses increased by $26.6 million to $33.8 million in the third quarter of 2021 from $7.2 million in the third quarter of 2020. Such increase reflects increases of approximately $22.8 million and $5.1 million in the MR and Handysize fleets, respectively, primarily driven by the additions to the fleet described above. Depreciation and amortization increased by $5.7 million to $9.8 million in the current quarter from $4.1 million in the prior year’s quarter. Such increase resulted primarily from the additions to the MR and Handysize fleets noted above.

During the first nine months of 2021, TCE revenues for the Product Carriers segment decreased by $13.5 million to $61.0 million from $74.5 million in the first nine months of 2020. Approximately $54.3 million of such decrease was attributable to decreases in the average daily blended rates earned across all Product Carrier fleets. Also contributing to the decline in TCE revenues was a $2.9 million days-based decrease in the LR1 fleet that resulted principally from 150 more drydock days in the current year’s period, partially offset by $0.5 million in loss of hire proceeds received in the first quarter of 2021 and the impact of the purchase of a 2009-built LR1 that was delivered to the Company in February 2020. Serving to further offset the above net decreases was a $42.2 million days-based increase in the MR fleet and TCE revenues for the Handysize fleet of $1.6 million, each of which was driven by the Merger.

The $4.5 million decrease in charter hire expenses during the nine months ended September 30, 2021 compared to the same period of 2020 was due to the redelivery of three time chartered in MRs to their owners between March and July 2020. The drivers of the increases in vessel expenses and depreciation and amortization as compared to the prior year’s period are consistent with those described in the quarter-over-quarter discussion above.

General and Administrative Expenses:

During the third quarter of 2021, general and administrative expenses increased by $0.8 million to $8.2 million from $7.4 million in the third quarter of 2020. The primary drivers for such increase were related to the Merger and comprised of (i) increased rental costs of $0.3 million relating to the legacy office space of Diamond S, which will not be a recurring cost as the lease for such office space was terminated effective September 30, 2021, (ii) increased insurance costs resulting from the Merger of $0.4 million, and (iii) increased communications and technology expenses of $0.2 million.

For the nine months ended September 30, 2021, general and administrative expenses increased by $1.7 million to $23.2 million from $21.5 million for the same period in 2020. The primary drivers for such increase were consistent with those described in the quarter-over-quarter discussion above. Also contributing to the increase was the recognition during the first quarter of 2021 of $0.7 million of previously deferred costs related to the Company’s filing of a Form S-3 registration statement in October 2018, as the Company determined it to be probable that securities would not be issued under such registration statement prior to its expiry in October 2021.

Other Income/(Expense):

For the nine months ended September 30, 2021 other income was $0.4 million compared with other expense of $13.5 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 includes a prepayment fee of $1.0 million related to the repurchase of the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, the ABN Term Loan Facility and repurchase of the 10.75% Subordinated Notes during the first quarter of 2020, which were treated as extinguishments, and prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment. Other income/(expense) for both periods also includes net actuarial gains and currency gains or losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense:

Interest expense was $10.6 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively. The quarter-over-quarter increase is primarily attributable to $3.8 million interest expense of the Amended and Restated $525 Million

INTERNATIONAL SEAWAYS, INC.

Credit Agreement, Amended and Restated $360 Million Credit Agreement and the $66 Million Credit Facility that were assumed in connection with the Merger, partially offset by the impact of the $40.0 million payoff of the $390 Million Facility Transition Term Loan in August 2020 and regular quarterly principal repayments. Interest expense decreased by $4.0 million in the nine months ended September 30, 2021 to $24.9 million compared to $28.9 million for the nine months ended September 30, 2020, as a result of lower average outstanding debt balances in the current year period compared to the 2020 period, which included the aforementioned impact of the $40.0 million payoff of the $390 Million Facility Transition Term Loan, and the use of cash in the January 2020 refinancing to reduce outstanding debt balances. In addition, lower average margins and interest rates on the refinanced portion of debt entered into by the Company during the first quarter of 2020 and lower average LIBOR rates during the first nine months of 2021 compared with the corresponding periods of 2020, contributed to the decreases in interest expense in the current year periods. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net (loss)/income	$(67,878)	$13,981	$(100,026)	$111,358
Income tax provision	35	—	36	1
Interest expense	10,639	7,999	24,925	28,889
Depreciation and amortization	25,806	19,014	59,639	56,161
Noncontrolling interests	(312)	—	(312)	—
EBITDA	(31,710)	40,994	(15,738)	196,409
Amortization of time charter contracts acquired	1,743	—	1,743	—
Third-party debt modification fees	26	—	26	232
Merger and integration related costs	47,079	—	47,560	—
(Gain)/loss on disposal of vessels and other property, net of impairments	(9,104)	12,834	(5,088)	14,164
Write-off of deferred financing costs	—	572	—	13,073
Loss on extinguishment of debt	—	181	—	1,195
Adjusted EBITDA	$8,034	$54,581	$28,503	$225,073

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2021 and December 31, 2020 was approximately negative $52.0 million and positive $148.0 million, respectively. Current liabilities include current installments of long-term debt of $220.8 million and $61.5 million at September 30, 2021 and December 31, 2020, respectively. Such amounts are excluded from the definition of current liabilities for purposes of the working capital covenant in the Company’s debt facilities. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

The Company’s total cash decreased by $83.1 million during the nine months ended September 30, 2021. This decrease reflects cash used in operating activities of $49.0 million, $44.7 million in expenditures for vessels and other property including transaction costs incurred and paid by the Company in connection with the Merger and construction costs for three dual-fuel LNG VLCCs, $6.9 million net working capital deposits made to commercial pools in which the Company’s vessels operate, scheduled principal amortization for the Company’s debt facilities totaling $112.4 million, $14.2 million in net repayments on revolving credit facilities, $4.0 million in cash settlement payments on derivatives containing other-than-insignificant financing elements, and cash dividends of $37.9 million. Such cash outflows were partially offset by proceeds from disposal of vessels and other property of $113.5 million, proceeds from issuance of debt, net of issuance and deferred financing costs of $19.5 million, and cash acquired, net of equity issuance costs related to merger of $54.2 million.

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

INTERNATIONAL SEAWAYS, INC.

As of September 30, 2021, we had total liquidity on a consolidated basis of $172.6 million comprised of $132.6 million of cash (including $23.7 million of restricted cash) and $40.0 million of undrawn revolver capacity.

Restricted cash of $23.7 million as of September 30, 2021 represents legally restricted cash relating to the Sinosure Credit Facility, the $66 Million Credit Facility, and the Macquarie Credit Facility. Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities.

As of September 30, 2021, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,108.4 million and net debt to total capitalization (including noncontrolling interests) of 44.0%, compared with 24.8% at December 31, 2020.

The Company was not in compliance with the consolidated interest expense coverage ratio financial covenant contained in the Company’s debt facilities for the Test Date ending on September 30, 2021. As described below, we completed alternative financing on the six VLCCs that collateralized the Sinosure Credit Facility and simultaneously prepaid and terminated the Sinosure Credit Facility in order to both increase liquidity and remedy the covenant noncompliance that existed for the Test Date ending on September 30, 2021.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet, which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a prudent financial leverage for the current point in the tanker cycle.

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

The following is a summary of the significant capital allocation activities the Company executed during the first nine months of 2021 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell – at a rate that consists of a floor rate plus profit sharing. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and cash on hand. Accumulated expenditures totaling $29.4 million have been made in connection with the construction contracts as of September 30, 2021. The Company currently has a financing commitment from a financial institution covering approximately 85% of the vessel construction costs. Such commitment is subject to finalization of definitive documents, and other customary conditions for similar transactions. We expect to execute and close on the financing during the fourth quarter of 2021.

During the nine months ended September 30, 2021, the Company’s Board of Directors declared and paid regular quarterly cash dividends of $0.06 per share. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on November 8, 2021. The dividend will be paid on December 23, 2021 to shareholders of record as of December 9, 2021.

During the nine months ended September 30, 2021, the Company sold and delivered a 2002-built VLCC, a 2002-built Panamax, a 2003-built Panamax, and seven MRs acquired as part of the Merger, which were built between 2006 and 2009, for net proceeds of $113.5 million. The sale and delivery of the seven MRs during the three months ended September 30, 2021 reduced the number of vessels collateralizing the Amended and Restated $525 Million Credit Agreement and the Amended and Restated $360 Million Credit Agreement to 34 and 21 vessels, respectively, and also resulted in a permanent reduction of the drawdown availability under the $525

INTERNATIONAL SEAWAYS, INC.

Million Facility Revolving Loan and the $360 Million Facility Revolving Loan of $5.8 million and $8.4 million, respectively. As of September 30, 2021, both of these revolving facilities were fully drawn. Also, as a result of these vessel sales, total quarterly principal amortization under the Amended and Restated $525 Million Credit Agreement and the Amended and Restated $360 Million Credit Agreement has decreased from $30.9 million to $28.2 million per quarter.

In addition, the Company entered into memoranda of agreements for the sale of three additional 2002-built Panamaxes and one 2007-built Handysize product carrier acquired as part of the Merger for aggregate gross proceeds of approximately $29.0 million. One of the Panamaxes was delivered to its buyer in November 2021, and the other three vessels are expected to be delivered to buyers by the end of the fourth quarter of 2021.

As described above, the Merger (see Note 2, “Merger Transaction,” to the accompanying condensed consolidated financial statements) with Diamond S became effective on July 16, 2021 and resulted in the acquisition of 64 vessels and their associated assets and liabilities in exchange for the issuance of 22,536,647 shares of INSW Common Stock. The Company paid a $31.5 million special dividend on July 15, 2021 to INSW shareholders of record as of July 14, 2021 prior to the Merger.

On September 30, 2021, the Company, Seaways Shipping II Corporation, a wholly owned subsidiary of the Company, and ACG Guarantor’s three subsidiaries (the “Borrowers”) executed a credit agreement for a $20.0 million term loan facility with Macquarie Bank Limited, London Branch, as lender, facility agent and security agent (the “Macquarie Credit Facility”). The Macquarie Credit Facility is comprised of three loans, each secured by a first lien on one of three LR1s owned by the Company, along with their respective earnings, insurances and certain other assets, as well as certain additional assets of the Company’s subsidiaries. The facility bears interest at LIBOR plus a margin of 3.825%. The loan amortizes in quarterly installments varying in amount between $0.5 million to $0.9 million commencing December 31, 2021, and matures on March 31, 2025, with a balloon payment of approximately $11.7 million due at maturity. The maturity date for the loan is subject to acceleration upon the occurrence of certain events as described in the credit agreement. The Macquarie Credit Facility is guaranteed by the Company and Seaways Shipping II Corporation. The full $20.0 million was drawn down on September 30, 2021.

On October 26, 2021, the Company entered into lease financing arrangements with Ocean Yield ASA for the sale and leaseback of the six VLCCs that collateralized the Sinosure Credit Facility, for a net sale price of $374.6 million in total, which represents 90% of the fair value of the six VLCCs. The proceeds of the sale will be recognized as a financing obligation. This refinancing generated incremental liquidity of approximately $150 million for the Company. The proceeds from the transactions, which were received on November 8, 2021, were used to prepay the $228.4 million outstanding loan balance under the Sinosure Credit Facility, with the balance intended for general corporate purposes. Under these lease financing arrangements, each of the six VLCCs is subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term. Charter hire under the arrangement is comprised of a fixed monthly repayment amount of $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%. The terms and conditions, including financial covenants, of the arrangements are in-line with those of the Company’s existing debt facilities.

The Company is in the process of dissolving NT Suez Holdco LLC and taking full ownership of one of the two Suezmaxes owned by the joint venture. In conjunction with such process, the Company is refinancing its half of the $66 Million Credit Facility on a long-term basis. The entire remaining outstanding principal amount of the $66 Million Credit Facility is reflected as a current liability in the accompanying condensed balance sheet as of September 30, 2021. This refinancing is also expected to result in the release of the Company’s share of restricted cash attributable to this facility. The dissolution and refinancing are expected to be completed before the scheduled November 18, 2021 maturity of the $66 Million Credit Facility.

As of September 30, 2021, the Company has vessel construction commitments for the three dual-fuel LNG VLCCs discussed above. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on 25 vessels. The Company’s aggregate purchase commitments for vessel construction and betterments as of September 30, 2021, are presented in the Aggregate Contractual Obligations Table below.

INTERNATIONAL SEAWAYS, INC.

Outlook

The first nine months of 2021 has proven to be a weaker rate environment for tankers than the same period in 2020 although we continue to expect that oil supply and demand will start to come back into balance during the first half of 2022, creating a market rebound when worldwide demand for oil increases. Oil demand has increased considerably since the onset of the COVID-19 pandemic. With strong economic growth and high vaccination rates, oil demand is expected to continue to grow. With expected growth in demand, during the third quarter of 2021 OPEC+ announced plans to steadily raise production. Diminishing oil stocks and increased oil supply should increase tanker demand and strengthen freight markets.

We believe our balance sheet positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and execute on various liquidity raising measures in the remainder of 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, the FSO Joint Venture had total bank debt outstanding of $52.4 million, of which $26.2 million was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of September 30, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $26.6 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was nil.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2021 follows:

						Beyond
(Dollars in thousands)	2021	2022	2023	2024	2025	2025	Total
$390 Million Facility Term Loan - floating rate(1)	$12,015	$47,099	$45,498	$43,969	$120,284	$—	$268,865
Sinosure Credit Facility - floating rate(2)(10)	8,405	$32,996	$31,957	$30,939	$29,878	$138,325	272,500
8.5% Senior Notes - fixed rate	531	$2,125	$26,062	$—	$—	$—	28,718
$525 Million Facility Term Loan - floating rate(3)	19,753	$77,741	$75,674	$73,488	$—	$—	246,656
$525 Million Facility Revolving Loan - floating rate(3)	982	$3,847	$3,847	$147,955	$—	$—	156,631
$360 Million Facility Term Loan - floating rate(4)	11,132	$43,818	$42,666	$39,259	$—	$—	136,875
$360 Million Facility Revolving Loan - floating rate(4)	329	$1,257	$1,257	$44,857	$—	$—	47,700
$66 Million Credit Facility - floating rate(5)	44,330	$—	$—	$—	$—	$—	44,330
Macquarie Credit Facility - floating rate(6)	727	$3,132	$3,104	$2,547	$12,682	$—	22,192
Operating lease obligations(7)
Bareboat Charter-ins	1,582	6,278	4,532	—	—	—	12,392
Time Charter-ins	506	649	—	—	—	—	1,155
Office and other space	68	273	229	773	998	7,932	10,273
Vessel and vessel betterment commitments(8)	19,134	89,306	173,099	164	—	—	281,703
Merger related costs(9)	5,427	—	—	—	—	—	5,427
Total	$124,921	$308,521	$407,925	$383,951	$163,842	$146,257	$1,535,417
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $390 Million Facility Term Loan of 2.60%, plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $202.6 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.13% as of September 30, 2021 for the remaining outstanding balance.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Sinosure Credit Facility of 2.00% plus (i) the fixed rate stated in the related floating-to-fixed interest rate swap of 2.35% through the maturity date of December 21, 2027, or (ii) the effective three-month LIBOR rate of 0.12% as of September 30, 2021 for periods after the swap maturity date.
(3)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Amended and Restated $525 Million Credit Agreement assumed as part of the Merger of 2.50%, plus (i) the average fixed rates stated in the related floating-to-fixed interest rate swaps of 0.54% for the $163.5 million notional amount of the term loan covered by the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.13% as of September 30, 2021 for the remaining outstanding balance.
(4)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Amended and Restated $360 Million Credit Agreement assumed as part of the Merger of 2.65%, plus the effective three-month LIBOR rate of 0.13% as of September 30, 2021.
(5)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $66 Million Credit Facility assumed as part of the Merger of 3.25%, plus the effective three-month LIBOR rate of 0.11% as of September 30, 2021.
(6)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Macquarie Credit Facility of 3.825%, plus the effective three-month LIBOR rate of 0.13% as of September 30, 2021.
(7)	As of September 30, 2021, the Company had charter-in commitments for two vessels and one workboat employed in the Crude Tankers Lightering business on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins,

INTERNATIONAL SEAWAYS, INC.

office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(8)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 25 vessels and the construction of three dual-fuel LNG VLCCs.
(9)	Amounts shown include contractual obligations for professional and consulting fees related to the Merger.
(10)	As discussed above, the Company entered into sale and leaseback agreements on the six VLCCs that collateralized the Sinosure Credit Facility and paid off the $228.4 million outstanding loan balance under the Sinosure Credit Facility on November 8, 2021. Each of the six VLCCs is subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term. Charter hire under the arrangement is comprised of a fixed monthly repayment amount of $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended September 30, 2021 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

Item 4.       Mine Safety Disclosures

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

On November 8, 2021, the Company prepaid and terminated the Sinosure Credit Facility. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Sources of Capital – Liquidity” for further information.

Item 6.          Exhibits

*10.1

Term Loan Facility dated September 30, 2021, by and among the Registrant, Seaways Shipping II Corporation, a wholly owned subsidiary of the Registrant, and the three subsidiaries of Seaways Shipping II Corporation (as joint and several borrowers), for a $20 million term loan facility with Macquarie Bank Limited, London Branch, as lender, arranger, facility agent and security agent.

10.2

Technical Amendment dated as of October 20, 2021, by and among Diamond S Shipping Inc. and Nordea Bank ABP, New York Branch, as Administrative Agent, to the Credit Agreement dated as of March 27, 2019, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 26, 2021 and incorporated herein by reference).

10.3

Technical Amendment dated as of October 20, 2021, by and among Diamond S Shipping Inc. and Nordea Bank ABP, New York Branch, as Administrative Agent, to the Credit Agreement dated as of December 23, 2019, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 26, 2021 and incorporated herein by reference).

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

(1)The Exhibits which have not previously been filed or listed are marked with an asterisk (*).

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 9, 2021	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 9, 2021	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer