Form 10-K
period 2021-12-31
International Seaways, Inc.
filed 2022-03-02
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $531,129,000, based on the closing price of $19.18 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of February 28, 2022: common stock, no par value, 49,599,637 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;

i

●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the possibility that costs or difficulties related to the integration of the operations of INSW and Diamond S as a result of the Merger will be greater than expected;
●	the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability;
●	the risk that the anticipated tax treatment of the Merger is not obtained;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade.

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

Diamond S – Diamond S Shipping Inc., a Republic of Marshall Islands corporation, which pursuant to the Merger became a wholly-owned subsidiary of INSW.

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

Floating Storage Offloading Unit or FSO—A converted or new build barge or tanker, moored at a location to receive crude or other products for storage and transfer purposes. FSOs are not equipped with petroleum processing facilities.

FSO Joint Venture—the two joint ventures between wholly-owned subsidiaries of the Company and Euronav N.V. that each owns one FSO.

Handysize— Smaller product carrier of approximately 25,000 to 42,000 deadweight tons, generally operate on medium-range or shorter routes.

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

Merger – the merger on July 16, 2021 of Merger Sub with and into Diamond S with Diamond S surviving such merger as a wholly- owned subsidiary of INSW pursuant to an Agreement and Plan of Merger dated as of March 30, 2021 by and among INSW, Diamond S and Merger Sub.

Merger Sub – Dispatch Transaction Sub, Inc., a Republic of the Marshall Islands corporation that was a wholly-owned subsidiary of INSW and that merged with and into Diamond S in the Merger.

MR—An abbreviation for Medium Range. Certain types of vessels, such as a Product Carrier of approximately 42,000 to 60,000 deadweight tons, generally operate on medium-range routes.

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

Scrubber—See Exhaust Gas Cleaning System.

Special Survey—An extensive inspection of a vessel by classification society surveyors that must be completed once every five-year period. Special surveys require a vessel to be drydocked.

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

Time Charter—A Charter under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Subject to any restrictions in the Charter, the customer decides the type and quantity of cargo to be carried and the ports of loading and

v

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

ULCC—ULCC is an abbreviation for Ultra Large Crude Carrier, a crude oil tanker of more than 350,000 deadweight tons. ULCCs can transport approximately three million barrels of crude oil and are mainly used on the same long-haul routes as VLCCs or for storage.

U.S. Coast Guard or USCG—The United States Coast Guard.

Vessel expenses—Includes crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs associated with the operations of vessels.

Vessel Recycling—The complete or partial dismantling of a ship at a recycling facility to recover components and materials for reprocessing and reuse, including management and care of hazardous and other similar materials.

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

Voyage Charter—A charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all Voyage Expenses, and all Vessel Expenses unless the vessel to which the Charter relates has been time chartered-in. The customer is liable for Demurrage, if incurred.

Voyage Expenses—Includes fuel, port charges, canal tolls, cargo handling operations and brokerage commissions paid by the Company under voyage charters. These expenses are subtracted from shipping revenues to calculate TCE revenues for voyage charters.

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2021, we owned or operated an International Flag fleet of 83 vessels (totaling an aggregate of 9.3 million dwt), consisting of VLCC, Suezmax, Aframax, Panamax crude tankers, as well as LR2, LR1, MR and Handysize product carriers, and through joint venture partnerships, ownership interests in two FSO service vessels (together the “JV Vessels”). In addition to our operating fleet of 83 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 86 vessels. The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

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

2021 IN REVIEW

Shipping revenues and TCE Revenues achieved in 2021 were $272.5 million and $255.8 million, respectively, of which approximately 56% were generated from our Crude Tankers segment. Income from vessel operations decreased by $152.0 million to a loss of $112.1 million in 2021, from income of $39.9 million in 2020, primarily driven by lower average daily rates across all of INSW’s fleet sectors and $50.7 million of one-time merger and integration related costs incurred in the current year related to the Company’s merger with Diamond S. We achieved an Adjusted EBITDA (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition) of $40.4 million in 2021 compared to $220.1 million in 2020.

In addition, we raised $490.0 million (net of issuance and financing costs) from the issuance of debt and sales and leaseback financing transactions and generated $165.8 million in net proceeds from the sale of vessels and other property. These funds were used in part to refinance and/or pay down outstanding principal on our existing loan facilities totaling $368.3 million. We also made capital investments totaling $121.4 million for vessel and other property purchases, vessel improvements, vessel construction and drydocking, and returned capital to our shareholders through cash dividends totaling $40.9 million and repurchases of our common stock for a total cost of $16.7 million.

Our goals for 2021 were to (i) continue to build on our track record as a disciplined capital allocator, (ii) maximize our fleet’s earning potential through opportunistic charter-ins/charter-outs, sales and purchases of vessels, and (iii) execute transactions that would ultimately unlock the value of our shares to investors.

Accordingly, during 2021 we:

●	Completed a transformative strategic stock-for-stock merger transaction on July 16, 2021 with Diamond S Shipping Inc., (“Diamond S”), creating a leading global maritime energy transportation platform and one of the largest U.S.-listed diversified tanker companies. With the addition of 64 vessels, the transaction significantly enhanced INSW’s scale in both the crude and clean product markets and is expected to generate in excess of $25 million in cost synergies, expected to be fully realized within 2022. Diamond S shareholders received 0.55375 of a share of common stock of the Company in exchange for each share of Diamond S common stock they held. This resulted in the issuance of 22,536,647 shares of INSW Common Stock, with the pre-Merger INSW shareholders and the former Diamond S shareholders owning approximately

International Seaways, Inc.

55.75% and 44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Merger. In addition, as part of the merger, the Company added three former Diamond S directors to its Board. Refer to Note 2, “Merger Transaction,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the merger.

●	Continued our track record of returning capital to our shareholders by
o	Paying dividends totaling $40.9 million, consisting of a pre-Merger special cash dividend of $1.12 per share and our quarterly cash dividends of $0.06 per share.
o	Repurchasing and retiring 1,077,070 shares of our common stock in open-market purchases, at an average price of $15.44 per share, for a total cost of $16.7 million.

●	Entered into agreements to construct three dual-fuel LNG VLCCs, which will be delivered during the first quarter of 2023, and contracts to employ the three VLCCs on seven-year time charters with an oil major – Shell. These newbuilds represent a significant efficiency improvement over existing 10-year-old VLCCs (40%) and current conventionally fueled new construction VLCCs (20%). LNG as a fuel has 22% lower CO2 emissions than conventional marine fuels.

●	Completed scrubber installations on the remaining three of our 10 modern VLCCs and committing to the installation of a scrubber on one of the 2012-built Suezmaxes acquired in the Merger with Diamond S.

●	Enacted a post-Merger asset optimization program, which resulted in the sale of 16 older tankers (a 2002-built VLCC, four 2002-built Panamaxes, a 2003-built Panamax, a 2006-built Suezmax, a 2007-built Handysize product carrier, a 2006-built Handysize product carrier, and seven MRs which were built between 2006 and 2009), generating a total of $165.2 million in net proceeds, before the repayment of underlying debt totaling $73.5 million.

●	Executed a number of liquidity enhancing and financing diversification initiatives post-closing of the merger with Diamond S. The transactions resulting from these initiatives include:

o	A $20.0 million term loan facility with Macquarie Bank Limited, London Branch (the “Macquarie Credit Facility”) maturing in March 2025 and secured by three previously unencumbered LR1s built between 2006 and 2009.
o	A $25.0 million term loan facility with ING Bank N.V., London Branch (the “ING Credit Facility”) maturing in November 2026 secured by a 2016-built Suezmax, which replaced an existing facility that matured in November 2021.
o	10-year lease financing arrangements with Ocean Yield ASA (the “Ocean Yield Lease Financing”) for the sale and leaseback of the six VLCCs that collateralized the Sinosure Credit Facility, for total net proceeds of $375 million. This refinancing generated incremental available liquidity of approximately $150 million for the Company, after prepaying the $228 million outstanding loan balance under the Sinosure Credit Facility;
o	Seven-year lease financing arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) (the “BoComm Lease Financing”) in connection with the construction of three dual-fuel LNG VLCC newbuilds. BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. BoComm Lease Financing is expected to provide funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. As of December 31, 2021, $9.6 million had been funded by BoComm pursuant to the terms of the agreements;
o	A 10-year lease financing arrangement with Toshin Co., Ltd ( the “Toshin Lease Financing”) for the sale and leaseback of a 2012-built MR that was previously encumbered under the $390 Million Facility Term Loan.
o	Seven-year lease financing arrangements with Oriental Fleet International Company Limited (“COSCO Shipping”) (the “COSCO Lease Financing”) for the sale and leaseback of a 2013-built Aframax and a 2014-built LR2 that were previously encumbered under the $390 Million Facility Term Loan.

●	Total net proceeds generated from the above liquidity enhancing and financing diversification initiatives, after issuance and financing costs and the prepayment of the outstanding debt principal on the vessels securing these transactions, was $195.3 million.

●	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Sources of Capital,” for further details on the financing transactions.

International Seaways, Inc.

OUR STRATEGY

Our primary objectives are to (i) maximize stockholder value and maintain our ability to return consistent levels of cash to stockholders through the shipping industry cycles by generating strong cash flows through the combination of higher returns available from time to time in the spot market through our participation in a number of commercial pools, coupled with selective time charters; (ii) maintain and grow the market share and profits of our asset light Crude Tankers Lightering business; (iii) maintain cash flows from our joint venture investments; (iv) actively manage the size, age and composition of our fleet over the course of market cycles to increase investment returns and available capital; (v) enter into value-creating transactions; and (vi) continually strive to reduce the environmental footprint of our vessel operations. The key elements of our strategy are:

Generate strong cash flows through a blend of spot market and period market exposure

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the International Flag tanker market. We will continue to pursue an overall chartering strategy, with a substantial spot rate exposure that provides us with higher returns when the more volatile spot market is stronger.

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. As of December 31, 2021, we participated in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Dakota Tankers (“DAKOTA”), Penfield Tankers (“PENFIELD”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), and Norient Product Pool (“NPP”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2021, we had one LR2, one Suezmax, one MR and one VLCC on time charters expiring between February 2022 and March 2023. In addition, the vessels operated by our FSO Joint Venture are deployed on long-term time charters expiring in 2032. Seven-year charters on the three dual-fuel LNG VLCCs currently under construction will commence when the vessels are delivered in the first quarter of 2023. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We will continue to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we will continue to execute our plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels, resales or newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to continue to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities have and will continue to help us maintain a diverse, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

Maintain an appropriate and flexible financial profile.

We seek to maintain a strong balance sheet and a prudent financial leverage with sufficient liquidity that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2021, we maintained what we believe to be a reasonable financial leverage for the current point in the tanker cycle. As of December 31, 2021, we had total liquidity on a consolidated basis of $238.9 million, comprised of $98.9 million of cash (including $1.1 million of restricted cash) and $140.0 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 44.5% and 46.2%, respectively.

International Seaways, Inc.

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

Strategy – We are committed to Environmental, Social and Governance practices as a part of our core culture. To achieve our goals, we have taken actions which include:

-	The establishment of a Performance and Sustainability team, who are tasked with both educating the organization as well as putting in place programs and initiatives to expand our decarbonization efforts;
-	The continuing implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption and CO2 and GHG emissions;
-	The inclusion of a sustainability-linked pricing mechanism in the $390 Million Credit Facility. The mechanism has been certified by an independent, leading firm in ESG and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available;
-	Participation on the Board of Directors of the International Tanker Owners Pollution Federation, the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 100 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;
-	Specifically considering overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to consider for disposition, in order to reduce our fleet’s contribution to GHG emissions; and
-	Making a commitment to implement and practice environmentally and socially responsible ship recycling. Acting on that commitment, we oversaw the recycling of four of our Panamaxes at certified facilities. Our efforts on these projects including stopping work until identified unsafe working conditions were rectified and procedures for materials handling were improved.

Additionally, in March 2021, we entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. We expect these tankers to be well suited to adhere to future environmental regulation throughout

International Seaways, Inc.

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

FLEET OPERATIONS

Fleet Summary

As of December 31, 2021, our operating fleet consisted of 83 vessels, 71 of which were owned and 12 of which were chartered in (including nine vessels under bareboat charters pursuant to sale and leaseback arrangements which are deemed to be financing arrangements). In addition, through joint venture partnerships, INSW has ownership interests in two FSO service vessels. Vessels chartered-in include 11 bareboat charters and one time charter. The Company is subject to purchase obligations for nine of the vessels under sale and leaseback financing arrangements at the end of each bareboat charter. The charters for the other three chartered-in vessels, which are currently scheduled to be redelivered to their owners between April 2023 and March 2024, provide INSW with renewal and/or purchase options. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in(1)		Total at December 31, 2021
Vessel Fleet and Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Dwt
Operating Fleet
Crude Tankers
VLCC	4	4	6	6	10	10	3,012,171
Suezmax	13	13	—	—	13	13	2,061,971
Aframax	1	1	3	3	4	4	452,375
Panamax	2	2	—	—	2	2	139,100
Total	20	20	9	9	29	29	5,665,617
Product Carriers
LR2	—	—	1	1	1	1	112,691
LR1	5	5	1	1	6	6	446,371
MR	40	40	1	1	41	41	2,059,746
Handy	4	4	—	—	4	4	148,696
Total	49	49	3	3	52	52	2,767,504
Total Owned and Operated Fleet	69	69	12	12	81	81	8,433,121
JV Vessels
FSO	2	1	—	—	2	1	864,046
Total Operating Fleet	71	70	12	12	83	82	9,297,167
Newbuild Fleet
VLCC	3	3	—	—	3	3	900,000
Total Newbuild Fleet	3	3	—	—	3	3	900,000

Total Operating and Newbuild Fleet	74	73	12	12	86	85	10,197,167
(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at commencement of the charter.

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2021, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, Aframaxes and Panamaxes engaged in the worldwide transportation of crude oil.

This segment also includes our Crude Tankers Lightering business through which we provide ship-to-ship (or “STS”) lightering support services and full-service STS lightering to customers in the U.S. Gulf (“USG”), U.S. Pacific, Grand Bahama and Panama regions. In STS lightering support service, we provide the personnel and equipment (hoses and fenders) to facilitate the transferring of cargo between seagoing ships positioned alongside each other, either stationary or underway. In full-service STS lightering, we provide the lightering vessel, usually an Aframax tanker, in addition to the personnel and equipment to facilitate the transferring of cargo. Demand for lightering services is significantly affected by the level of crude oil imports by the United States and, in recent years, by the volumes of crude oil exports by the United States. Our customers include oil companies and trading companies that are importing or exporting crude oil in the USG to or from larger Suezmax and VLCC vessels, which are prevented from using certain ports due to their size and draft.

Product Carriers

Our Product Carriers reportable business segment consists of a fleet of MRs, LR1s, an LR2 and Handysize product carriers engaged in the worldwide transportation of refined petroleum products. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crew to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and more discharging, cleaning and loading operations than crude oil tankers. The Company’s owned MR product carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades.

In order to take advantage of market conditions and optimize economic performance, we employ our LR1 Product Carriers, which currently participate in the PI pool, in the transportation of crude oil cargoes.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 81% of the Company’s aggregate TCE revenues in 2021 and 79% in 2020. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

Time and Bareboat Charter Market

Our operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 19% of the Company’s TCE revenues in 2021 and 21% in 2020. Our two FSO joint venture vessels are employed under service contracts expiring in 2032.

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

We also employ third-party commercial managers on a limited basis for some of our vessels from time-to-time in the spot market through Commercial Management Agreements (“CMAs”). Under the CMAs, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee.

International Seaways, Inc.

The table below summarizes the commercial deployment of our conventional tanker fleet as of December 31, 2021:

	Vessel Class
Commercial Deployment	VLCC	Suezmax	Aframax	Panamax	LR2	LR1	MR	Handy	Total
Tankers International	9	—	—	—	—	—	—	—	9
Dakota Tankers	—	—	4	—	—	—	—	—	4
Penfield Tankers (1)	—	12	—	—	—	—	—	—	12
Panamax International	—	—	—	1	—	6	—	—	7
Clean Products Tankers Alliance	—	—	—	—	—	—	10	—	10
Norient Product Pool (2)	—	—	—	—	—	—	30	4	34
Time / Bareboat charter-out	1	1	—	—	1	—	1	—	4
Other (3)	—	—	—	1	—	—	—	—	1
Total	10	13	4	2	1	6	41	4	81
(1)	One Suezmax was redelivered by the Penfield Tankers pool during the fourth quarter of 2021 in advance of its scheduled drydock. This vessel was redelivered to the Penfield Tankers pool during the first quarter of 2022.
(2)	One MR joined the Norient Product Pool during the first quarter of 2022 upon completion of scheduled drydock.
(3)	As of December 31, 2021, one 2002-built Panamax was not commercially employed as it awaited its release from detention by Indonesian authorities.

Technical Management

We have agreements with five different third-party managers to outsource the technical management of our conventional tanker fleet. One of the managers is a joint venture formed by Diamond S and one of the third-party technical managers. The managers supervise the technical management of our vessels to ensure a consistently high quality and integrity of our operations. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, with the managers acting as agents on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shore-side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

The JV Vessels are technically managed by our joint venture partner.

Joint Ventures

FSO Joint Venture

We have a 50% interest in the FSO Joint Venture, which owns and operates two custom-made FSO service vessels, each having a capacity of three million barrels, that have been operating in the Al Shaheen field off the coast of Qatar since 2010. These two units serve to efficiently separate entrained water from the oil produced in the field; the resulting crude oil is exported to market on VLCCs and the water is safely returned to the field.  The two units are built with fully redundant systems and have suffered zero out of service time since starting on the field in 2010. In May 2017, North Oil Company (“NOC”), the operator of the Al Shaheen oil field, awarded two five-year service contracts for the FSO Joint Venture to provide its two vessels to NOC to perform FSO services in the Al Shaheen Field. In October 2020, the FSO Joint Venture signed 10-year extensions on each of the existing service contracts with NOC that expire in 2032. In accordance with the terms of the service contracts under which the two FSO vessels currently operate, the daily rate of hire during the charter term is the sum of the capital expenditure element of hire plus the operating expenditure element of hire. The operating expenditure element of hire is subject to escalation, as provided in the service contracts.

We received cash distributions totaling $40.0 million from the FSO Joint Venture during the three-years ended December 31, 2021, and we estimate we will receive approximately $9.0 million in cash distributions during 2022. Based on International Seaways’ ownership interest in the FSO Joint Venture, the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

Diamond Anglo Ship Management Pte. Ltd. (“DASM”)

International Seaways, Inc.

DASM was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third-party, to provide ship management services to some of Diamond S’ vessels. DASM is owned 51% by the Company and 49% by AE Holdings. AE Holdings does not participate in the income or equity of DASM.

HUMAN CAPITAL RESOURCES

We depend on our workforce to provide superior service and to ensure our vessels are operated safely and securely. As of December 31, 2021, we had approximately 2,061 employees comprised of 2,000 seafarers employed on our fleet and 61 shore-side staff. The seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

Safety

We are committed to creating a safe, healthy and secure workplace at sea and onshore. We are also committed to providing safe, reliable and environmentally sound transportation to our customers. Integral to meeting standards mandated by worldwide regulators and customers is a ship manager’s use of robust Safety Management Systems (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code”), promulgated by the IMO and the International Standards Organization (“ISO”), and meets ISO 9001 (Quality Management) and ISO 14001 (Environmental Management) requirements. To support a culture of transparency, accountability and compliance, we have an open reporting system on all of our ships, whereby seafarers can anonymously report possible violations of our or our third-party technical and commercial manager’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

Employee Welfare, Growth and Development

The development, attraction and retention of employees at sea and onshore is a critical success factor for the Company for succession planning and sustaining our core values. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top seafarer and shore-based talent. On average, our seafarers have worked for us for more than 10 years and more than half of our shore-based employees have worked for us for at least 14 years. For our seafarers, ongoing training is integral to conducting safe operations and keeping employees engaged. One key part of our training regimen is our crew conferences. Senior leaders from the Company, our fleet and our third-party managers spend three days with up to 100 seafarers from across our fleet, representing all ranks and nationalities. During the conferences, the seafarers are updated on new policies, regulations, and procedures.  Interactive learning sessions and team building exercises are used to foster communication and shared learnings. Day long training sessions are capped off with a social agenda that celebrates successes during the year and includes the presentation of awards for long time service with the Company. This presents management with both an opportunity to teach and to learn and provides everyone with an excellent networking opportunity.

In March 2020, the World Health Organization (“WHO”) recognized the novel coronavirus (“COVID-19”) as a pandemic. We implemented various measures to protect our seafarers and shore-based personnel and reduce the spread of the virus. Strict quarantine and testing protocols were implemented for personnel on, and visitors to, our vessels. We leveraged our information technology infrastructure and various technology tools to enable our shore-based personnel to work seamlessly from home. The COVID-19 pandemic continues to impede our ability to rotate crew members on and off our fleet of vessels in a timely and efficient manner due to changing immigration rules, mandatory quarantine requirements and limited air travel. Consequently, some of our seafarers remained onboard our vessels for longer than their contracted periods during 2021. We worked closely with all stakeholders during the year to reduce the number of affected seafarers and we continue our efforts to lobby for the welfare and rights of all seafarers. In January 2021, INSW signed the Neptune Declaration on Seafarer Wellbeing and Crew Change (“Neptune Declaration”) in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19. Developed by a taskforce of stakeholders from across the maritime value chain, the Neptune Declaration is a commitment signed by more than 300 companies and

International Seaways, Inc.

organizations to work together to ensure that the crew change crisis is resolved as soon as possible. It defines four main actions to facilitate crew changes and keep global supply chains functioning:

●	Recognize seafarers as key workers and give them priority access to COVID-19 vaccines;
●	Establish and implement gold standard health protocols based on existing best practice;
●	Increase collaboration between ship operators and charterers to facilitate crew changes; and
●	Ensure air connectivity between key maritime hubs for seafarers.

COMPETITION

The shipping industry is highly competitive and fragmented. We compete with other owners of International Flag tankers, including other independent shipowners, integrated oil companies, state-owned entities with their own fleets, and oil traders with logistical operations. Our vessels compete with all other vessels of a size and type required by the customer that can be available at the date and location specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, age and quality and efficiency of operations and experience of crews. In the time charter market, factors such as the age and quality of the vessel and the efficiency of its operation and reputation of its owner and operator tend to be even more significant when competing for business.

Our lightering business competes against a small number of other market participants, both in the United States and in other jurisdictions in which we operate.

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

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including lenders, insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. INSW believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, INSW cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors— Risks Related to Our Company — Risks relating to legal and regulatory matters, compliance with complex laws, regulations and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.”

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change (“UNFCCC”) forged a

International Seaways, Inc.

new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stock take, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement. In November 2021, at UNFCCC’s COP26 in Glasgow, new initiatives to incorporate shipping in the climate change framework were proposed. These proposals remain either voluntary among countries or represent efforts towards building consensus for further work within the maritime industry. In particular, at COP26, a coalition of 19 countries including the United Kingdom and the United States signed the Clydesbank Declaration to support and facilitate the establishment of at least six green shipping corridors – zero emission maritime routes between two or more ports -- by 2025, with a view toward increasing the number of green corridors over the longer term. The Declaration noted that voluntary participation by operators would be essential.

In 2014, IMO’s third study of GHG emissions from the global shipping fleet predicted that, in the absence of appropriate policies, GHG emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. In April 2018, IMO adopted an initial strategy on the reduction of GHG emissions from ships, with the ultimate goal of eliminating GHG emissions from international shipping as soon as possible during this century. More specifically, under the identified “levels of ambition,” the initial strategy envisages the halt of the growth in GHG emissions from international shipping as soon as possible and then the reduction of the total annual GHG emissions by at least 50% by 2050 compared to 2008 levels. In 2019, IMO launched a project for an initial two-year period to initiate and promote global efforts to demonstrate and test technical solutions for reducing GHG emissions and improve energy efficiency throughout the maritime sector. In 2020, IMO issued its Fourth GHG Study, which further refined IMO’s understanding of maritime greenhouse gas emissions and reported updated projections that in 2050 GHG emissions will increase from 0 to 50% over 2018 levels, which is equal to 90-130% of 2008 levels.

In keeping with IMO’s initial strategy, IMO has committed to having in place by 2023 short-term measures and by 2030 mid-term measures intended to meet the stated goals of reducing carbon dioxide emissions from international shipping by 40% by 2030 and 70% by 2050, and GHG emissions from international shipping by 50% by 2050. At the MEPC 76 in June 2021, taking into account the findings of the Fourth GHG Study, IMO adopted short-term measures that will become effective in 2023 to begin to implement its initial strategy. The new measures will require ships to calculate their Energy Efficiency Existing Ship Index (EEXI) and to establish their annual operational carbon intensity indicator (CII) that links the GHG emissions to the amount of cargo carried over distance traveled. Ships with low ratings will be required to submit corrective action plans. Subsequently, at the MEPC 77 meeting in November 2021, IMO announced plans to adopt a revised GHG strategy in 2023.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the European Union (“EU”). The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period is for the full year 2019. In July 2021, the EU issued draft legislation that from 2023 to 2026 would phase in GHG emissions from shipping into its established Emissions Trading Scheme (“ETS”) and require the purchase of allowances reflecting the emissions. As the EU is scheduled to further consider the draft legislation during 2022, its final form and potential economic impacts are not yet known.

In the United States, pursuant to U.S. Supreme Court decisions in 2007 and 2014, the U.S. Environmental Protection Agency (“EPA”) has authority to regulate GHG emissions under the U.S. Clean Air Act. Although the EPA has promulgated certain regulations relating to GHG emissions, to date the regulations proposed and enacted by the EPA have not involved ocean-going vessels. However, the

International Seaways, Inc.

current administration has stated that GHG emissions from shipping are a priority and that the United States will be participating more actively in international efforts including the IMO’s.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on December 31, 2021 and are approximate. Actual dollar amounts are used in this section “-Liability Standards and Limits” and in “-U.S. Environmental and Safety Regulations and Standards-Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $186 per ton of the vessel’s tonnage, with a maximum liability of $19.6 million. Under the 1992 Protocol, the liability of the owner is limited to $4.2 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $588 per gross ton thereafter, with a maximum liability of $83.6 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.3 million plus $884 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $125.8 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and exclusive economic zones, of states that are party to it. Vessels operating internationally are subject to it if sailing within the territories of those countries that have implemented its provisions (which does not include the United States). Key features of this convention are compulsory insurance or other financial security for vessels over 1,000 gross tons to cover the liability of the registered owner for pollution damage and direct action against the insurer. The Company believes that its vessels comply with these requirements.

Other International Environmental and Safety Regulations and Standards

Under the ISM Code, promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The third-party managers of INSW’s vessels, have safety management systems for the Company’s

International Seaways, Inc.

fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. The ISM Code requires a Document of Compliance (“DoC”) to be obtained for the company responsible for operating the vessel and a Safety Management Certificate (“SMC”) to be obtained for each vessel that such company operates. Once issued, these certificates are valid for a maximum of five years. The company operating the vessel in turn must undergo an annual internal audit and an external verification audit in order to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed twelve months and vessels must undergo an external verification audit twice in a five-year period. The Company’s third-party managers have DoCs for their offices.

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

International Seaways, Inc.

negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact INSW.

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels, and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulated shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap was further reduced to 0.50% effective from January 1, 2020. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

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

International Seaways, Inc.

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

On September 24, 2020, the State of California announced changes to California’s Lempert-Keene-Seastrand Oil Spill Prevention and Response Act that became effective on January 1, 2021. These changes included raising the California State certificate of financial responsibility (COFR) from $1 billion to $2 billion and increasing the extent of certain criminal fines in the event of an oil spill.

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

International Seaways, Inc.

contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. Each vessel has an USCG approved plan on file with the USCG and onboard the vessel. These plans are regularly reviewed and updated.

OPA 90 requires training programs and periodic drills for shore-side staff and response personnel and for vessels and their crews. INSW’s third-party technical managers conduct such required training programs and periodic drills.

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

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, California has adopted extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters.

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, effective January 1, 2020 California extended the deadline for compliance with stringent interim standards to 2030 and the deadline for final “zero detect” standards to 2040. In the interim, effective January 1, 2022 the California State Lands Commission

International Seaways, Inc.

incorporated the federal ballast water discharge standards and implementation schedule into California law and established operational monitoring and recordkeeping requirements.

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

On December 4, 2018, the USCG Authorization Act of 2018 was enacted, which included the Vessel Incidental Discharge Act (“VIDA”). Under VIDA, the EPA was designated the government agency responsible for establishing standards for U.S. ballast water regulations and the USCG was assigned the responsibility for monitoring and enforcing those standards. VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Ultimately, under VIDA, the discharge of ballast water in the navigable waters of the United States will no longer subject to the VGP or the CWA. In October 2020, EPA issued its proposed national standards of performance for 20 separate discharges incidental to normal vessel operations including ballast tanks and exhaust gas emission control systems. EPA has not yet issued a final rule. The Company plans to continue to monitor the implementation of VIDA at the federal, state, and local levels.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. INSW’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company’s vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards were implemented in two phases. The newly built engine standards that became effective in 2011 required more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. More stringent long-term standards for newly built engines that applied beginning in 2016 and required the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre-2016 levels. Fuel used by all vessels operating in the North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, cannot exceed 0.1% sulfur. The Company believes that its vessels are in compliance with the current requirements of the ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where INSW operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to INSW’s consolidated financial statements.

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

International Seaways, Inc.

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

In August 2020, the California Air Resources Board (“CARB”) announced expansion of its existing at-berth air emissions requirements. These changes will require that ships at berths in California ports operate with either shore power or with CARB-approved stringent emission controls on auxiliary engines and boilers. For tankers, these changes become effective in 2025 and 2027, depending on the ship type and port. The impact of these changes is not known at this time.

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, effective in July 2004, a new subchapter of SOLAS imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is applicable to all cargo vessels of 500 gross tons plus all passenger ships operating on international voyages, mobile offshore drilling units, as well as port facilities that service them. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.2 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2021, the Company was a member of four P&I Associations. Each of the Company’s vessels is insured by one of these four Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.50 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.5 million per policy year for certain of its vessels.

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

INCOME TAXATION OF THE COMPANY

INSW is incorporated in the Republic of the Marshall Islands and pursuant to the laws of the Marshall Islands, the Company is not subject to income tax in the Marshall Islands.

The following summary of the principal U.S. income tax laws applicable to the Company, as well as the conclusions regarding certain issues of income tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10-K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

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

In 2021 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2022 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters —  We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

International Seaways, Inc.

ITEM 1A. RISK FACTORS

This section highlights important risk factors that could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business, results of operations and financial condition could be materially adversely affected. Actual dollar amounts are used in this Item 1A. “Risk Factors” section.

Summary of Risk Factors

The following is a summary of the risk factors you should be aware of before making a decision to invest in our common stock. This summary does not address all the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks we face, can be found below in this risk factor section and should be carefully considered, together with other information in this annual report on Form 10-K and other filings with the SEC, before making an investment decision regarding our common stock.

Risks Related To Our Industry

●	The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values , which could adversely affect the Company’s earnings and available cash.
●	The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.
●	Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.
●	Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built vessels, without a commensurate shift in demand for such vessels, may cause spot chart rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.
●	Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.
●	Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.
●	The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.
●	INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.
●	Acts of piracy on ocean-going vessels, terrorist attacks and international hostilities and instability could adversely affect the Company’s business.
●	which could adversely affect INSW’s business.
●	The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Risks Related to Our Company

●	INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.
●	The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes, term loans and certain vessel charters.
●	INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.
●	The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain its vessels, which depend on additional financing.
●	The Company depends on third-party service providers for technical and commercial management of its fleet.
●	INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.
●	INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.
●	Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

International Seaways, Inc.

●	INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.
●	The Company’s future results will suffer if it does not effectively manage its expanded operations following the Merger.
●	INSW may incur additional expenses related to the integration of Diamond S and INSW’s respective businesses.
●	The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.
●	Operational costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events related to secondhand vessels and the consolidation of suppliers.
●	The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.
●	The Company may face unexpected drydock costs for its vessels.
●	Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.
●	The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems and those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.
●	INSW’s revenues are subject to seasonal variations.
●	Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.
●	Future discontinuation of LIBOR may adversely affect the interest rate on certain of our debt facilities which reference LIBOR.

Risks Related to Legal and Regulatory Matters

●	Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.
●	The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, the U.N., the United Kingdom, or the EU, which could negatively affect the trading price of the Company’s common shares.
●	Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.
●	The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.
●	The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.
●	Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.
●	We may be subject to U.S. federal income tax on U.S. source shipping income, which could reduce our net income and cash flows.
●	U.S. tax authorities cold treat us as a “passive foreign investment company”, which could have adverse U.S. federal income tax consequences to U.S. shareholders.

Risks Related to the Common Stock

●	We are incorporated in the Marshall Islands, which may have fewer rights and protections for shareholders than under a typical jurisdiction in the United States.
●	It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	The market price of the Company’s securities may fluctuate significantly.
●	Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing shareholders’ interests in the Company.
●	INSW may not continue to pay cash dividends on its Common Stock.

International Seaways, Inc.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2021, 2020 and 2019, INSW derived approximately 81%, 79% and 92%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes and term loans.”

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

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 7%, 8% and 8% as of each of December 31, 2021, 2020 and 2019.

International Seaways, Inc.

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

Although TCE rates remained at low levels during 2021, tanker values increased during the year. The increased values resulted from greater residual values of tankers because of higher steel prices, limited shipyard capacity to construct tankers because of orders for other categories of vessels such as bulk carriers and container ships and market optimism that TCE rates would increase. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel impairment charges totaling $3.5 million during 2021.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and recycling prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented 7% and 8% of the existing world tanker fleet as of each of December 31, 2021 and 2020. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

International Seaways, Inc.

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

Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically, may increase the cost of obtaining money from the credit markets. Lenders may also enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt and reduce, and in some cases cease to provide funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. While the Company successfully refinanced in 2021 approximately $295 million of existing indebtedness and raised new indebtedness of approximately $30 million, if additional financing is not available when current facilities mature, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

●	regional or local economic downturns;
●	changes in governmental policy or regulation;
●	restrictions on the transfer of funds into or out of countries in which INSW or its customers operate;
●	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;
●	trade relations with foreign countries in which INSW’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;
●	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of INSW’s activities in a particular location;
●	difficulty in enforcing contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts;
●	different regulatory regimes in the various countries in which INSW operates;
●	inadequate intellectual property protection in foreign countries;
●	the difficulties and increased expenses in complying with multiple and potentially conflicting U.S. and foreign laws, regulations, security rules, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;
●	import and export duties and quotas;
●	demands for improper payments from port officials or other government officials;
●	U.S. and foreign customs, tariffs and taxes;
●	currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;
●	international incidents;
●	transportation delays or interruptions;
●	local conflicts, acts of war, terrorist attacks or military conflicts;
●	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;

International Seaways, Inc.

●	the imposition of taxes by flag states, port states and jurisdictions in which INSW or its subsidiaries are incorporated or where its vessels operate; and
●	expropriation of INSW’s vessels.

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

INSW must comply with complex U.S. and non-U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials; anti-money laundering laws; and competition regulations. Moreover, the shipping industry is generally considered to present elevated risks in these areas. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although INSW has policies and procedures designed to achieve compliance with these laws and regulations, INSW cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures. INSW’s operations may also subject its employees and agents to extortion attempts.

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

International Seaways, Inc.

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

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters.  In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities.  Political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region and most recently in the Black Sea in connection with the commencement of war between Russia and the Ukraine on February 24, 2022.  The outbreak of such war has resulted in several countries and international organizations, such as the United States, the United Kingdom and the EU, imposing trade and investment sanctions against Russia which are expected to adversely affect the global economy.  These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least one vessel has been seized by Iran.  Further the outbreak of war between Russia and the Ukraine has resulted in attacks on commercial vessels in the Black Sea. None of these attacks or seizures have involved the Company’s vessels. To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business to a limited extent, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

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

The COVID-19 pandemic, which began in the first quarter of 2020, has resulted in significant deterioration of worldwide, regional or national economic conditions and activity. While other conditions, such as decrease in the global price of oil throughout the first half of 2020, had offsetting effects on our business and financial results, the continuation of the pandemic through the first quarter of 2022 has adversely affected crude oil production and global demand for crude oil and petroleum products and for tankers that transport such cargo, and led to decreases in charter and spot rates.

In addition, other adverse effects of the COVID-19 outbreak have included, or may in the future include:

International Seaways, Inc.

●	Disruptions to the operations of participants in the tanker industry due to the potential health impact on workforces, including vessel crews;
●	Business disruptions from, or additional costs related to, new regulations, directives or practices that have been or may in the future be implemented in response to the pandemic, such as enhanced border controls, travel restrictions for individuals and vessels, hygiene measures (such as quarantines and social distancing), and the implementation of remote working arrangements;
●	Potential delays in the loading and discharging of cargo on or from our vessels resulting from quarantine, worker health, regulations, or a shortage of or inability to obtain or deliver:
o	required spares; or
o	vessel inspections and related certifications by classification societies, oil majors or government agencies; or
o	maintenance and any repairs or upgrades to, or upgrading of, vessels;
●	Reduced cash flow or deteriorating financial condition, including potential liquidity constraints;
●	Reduced access to capital as a result of credit tightening generally or due to continued declines in global financial markets;
●	Potential decreases in the market value of our vessels and the effect of any related impairment charges on our financial results;
●	Potential deterioration in the financial condition, creditworthiness and prospects of our customers, contract counterparties and other tanker industry participants; and
●	Potential noncompliance with our covenants in our credit facilities.

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

As of December 31, 2021, INSW had approximately $1,105.0 million of outstanding indebtedness, net of discounts and deferred finance costs. In addition, as of the end of 2021, the FSO Joint Venture has outstanding debt of approximately $20.0 million under the FSO Term Loan and $20.0 million under the FSO Revolver, which is secured by substantially all of the assets of the FSO Joint Venture. The FSO Term Loan is guaranteed by the Company and the FSO Revolver is guaranteed by INSW’s joint venture partner. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

International Seaways, Inc.

significantly increase the costs of obtaining such capital. The Company’s inability to obtain additional financing at an acceptable cost, or at all, could materially affect the Company’s results of operation and its ability to implement its business strategy.

The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes, term loans, and certain vessel charters.

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

Additionally, the $390 Million Debt Facilities, the Amended and Restated $525 Million Credit Agreement, the Amended and Restated $360 Million Credit Agreement and the Macquarie Credit Facility contain certain restrictions relating to new borrowings as set forth in the loan agreement. The Company’s debt facilities contain customary representations, warranties, restrictions and covenants including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility. Certain of the Company’s vessel leases also contain similar financial covenants.

Further, the Senior Notes Indenture also contains certain restrictive covenants, including covenants that, subject to certain exceptions and qualifications, restrict our ability to make certain payments if a default under the Indenture has occurred and is continuing or will result therefrom and require us to limit the amount of debt we incur, maintain a certain minimum net worth and provide certain reports.

While the Company is in compliance with all of its loan covenants, a decrease in vessel values or a failure to meet collateral maintenance requirements could cause the Company to breach certain covenants in its existing credit facilities, notes, term loans and vessel leases, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders could foreclose on the Company’s owned vessels and the owners of certain vessels that the Company charters in could terminate such charters.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the Company’s debt facilities. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

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

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently has newbuilding construction contracts for the purchase of three dual fuel VLCCs which provide for installment payments of the purchase price to be made by the Company as the vessels are being built. If the Company is unable to fulfil its obligations under such contracts, the shipyard constructing such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on third-party service providers for technical and commercial management of its fleet.

The Company currently outsources to third-party service providers, certain management services of its fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements that assign technical management responsibilities to a third-party technical manager for each conventional tanker in the Company’s fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of much of its fleet to certain other third-party service providers, principally commercial pools.

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third-party service providers to, among other things:

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

International Seaways, Inc.

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

Furthermore, the Company monitors the fair value of its investments, and records an impairment charge if a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. The Company did not record impairment charges with respect to its joint ventures during the three years ended December 31, 2021.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 81% of INSW’s aggregate TCE revenues in the year ended December 31, 2021, 79% in 2020 and 92% in 2019. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

International Seaways, Inc.

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2021, INSW employed four of its vessels on time charters, with expiration dates ranging between February 2022 and March 2023 (excluding the joint ventures). The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2021, nine of the Company’s 10 VLCCs participate in the TI pool; 12 of its 13 Suezmaxes participate in the PENFIELD pool; all of the Company’s four Aframaxes participate in the DAKOTA pool; one of the Company’s two crude Panamaxes and six LR1s participate directly or indirectly in the PI pool; 40 of the 41 MRs participate in the CPTA pool or NPP pool; and all of the four Handysize product carriers participate in the NPP pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

From time to time, INSW considers, and may make, acquisitions of individual vessels, groups of vessels, or shipping businesses. The success of any such acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include INSW’s ability to:

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

INSW anticipates that the merger with Diamond S (the “Merger”) will generate estimated annual cost synergies in excess of $25 million and revenue synergies of $9 million, which are expected to be fully realizable within 2022. However, there is a risk that some or all of the expected benefits of the Merger may fail to materialize, or may not occur within the time periods anticipated by INSW and Diamond S. The realization of the anticipated benefits may be affected by a number of factors, many of which will be beyond the control of INSW. The challenge of combining previously independent businesses makes evaluating the business and future financial prospects of INSW following the Merger difficult. Until the Merger, INSW and Diamond S operated independently. The past financial performance of each of INSW and Diamond S may not be indicative of the future financial performance of the combined company. While the integration of the operations of the two companies since the Merger has proceeded smoothly, realization of the anticipated benefits in the merger will depend, in part, on the ability of INSW and Diamond S to continue to successfully integrate their operations in an efficient and timely manner and without adversely affecting current revenues and investments in future growth.

The Company’s future results will suffer if it does not effectively manage its expanded operations following the Merger.

Following the completion of the Merger, the size of the business of the Company is significantly larger than the size of either Diamond S or INSW’s pre-Merger businesses. The Company’s future success depends, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

INSW may incur additional expenses related to the integration of Diamond S and INSW’s respective businesses.

INSW has incurred $50.0 million in connection with the completion of the Merger (including payment of termination fees to Capital Ship Management Corp) to integrate a large number of processes, policies, procedures, operations, technologies and systems of Diamond S and INSW in connection with the Merger. The substantial majority of these costs are non-recurring expenses related to the transactions and facilities and systems consolidation costs. The Company may incur additional costs or suffer losses of, or decreases in orders by, customers and the execution of the integration plans may lead to additional unanticipated costs and time delays. These incremental post-Merger integration-related costs may exceed the savings the Company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

International Seaways, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2021, the weighted average age of the Company’s total owned and operated fleet was 9.5 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

In addition, the Company’s fleet includes a number of vessels purchased in the secondhand market or acquired through the Merger. While the Company typically inspects secondhand vessels before it purchases them and inspected a sampling of vessels acquired in the Merger prior to completion of the Merger, those inspections do not necessarily provide INSW with the same level of knowledge about those vessels’ condition that INSW would have had if these vessels had been built for and operated exclusively by it. The Company may not discover defects or other problems with such vessels before purchase, which may lead to expensive, unanticipated repairs, and could even result in accidents or other incidents for which the Company could be liable.

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

If the Company does not fully realize the anticipated benefits from installing exhaust gas cleaning systems ( or “scrubbers”) on certain vessels, it could adversely affect the Company’s financial condition and results of operations.

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

In consideration of the IMO 2020 Regulations, the Company installed scrubbers its ten VLCCs and one of its Suezmaxes and has contracted to install a scrubber on another Suezmax during the summer of 2022. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a

International Seaways, Inc.

more recent development. Each vessel requires bespoke modifications to be made in order to install a scrubber, the scope of which depends on, among other matters, the age and type of vessel, its engine and its existing fixtures and equipment. The purchase and installation of scrubbers involves significant capital expenditures, and the vessel will be out of operation for as long as 60 days, including deviation days and assuming planned shipyard days, or more in order for the scrubbers to be installed. In addition, while the Company has entered into arrangements with respect to shipyard drydock capacity to implement these scrubber installations, those arrangements may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause the Company’s vessels to be out of service for even longer periods or the installation dates to be delayed. In addition, as there is a limited operating history of scrubbers on vessels such as those owned or operated by the Company, the operation and maintenance of scrubbers on these vessels is uncertain. Further, certain jurisdictions have limited the use of scrubbers in their territorial waters. Any unforeseen complications or delays in connection with installing, operating or maintaining scrubbers installed on the Company’s vessels could adversely affect the Company’s results of operations and financial condition.

Furthermore, although as of December 31, 2021 two years have passed since the IMO 2020 Regulations became effective, it is still uncertain how the future availability of high-sulfur fuel around the world will be affected by implementation of the IMO 2020 Regulations, and both the price of high-sulfur fuel generally and the difference in its cost compared with low-sulfur fuel are also uncertain. Scarcity in the supply of high-sulfur fuel, or a lower-than-anticipated difference in the costs between the two types of fuel, may cause the Company to fail to recognize anticipated benefits from installing scrubbers.

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

The Company collects, stores and transmits sensitive data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third-party vendors. In addition, the Company relies on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The secure storage, processing, maintenance and transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. The Company’s IT network, or those of its customers or third-party vendors, suppliers or counterparties, are vulnerable to unauthorized access, computer viruses, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attacks on its email system to obtain unauthorized access to confidential information.

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

International Seaways, Inc.

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

Certain of our debt facilities bear interest at a rate which references LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings. In light of the expected discontinuation of the use of LIBOR after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR attains

International Seaways, Inc.

market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. The Company’s current view is that SOFR will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2023 sunset date draws closer. However, because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

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

International Seaways, Inc.

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

Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to recycle or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to INSW’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and international regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the U.N., have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and

International Seaways, Inc.

operational impacts on the Company’s business, including requiring INSW to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping”. The Company has installed scrubbers on its ten VLCCs and one of its Suezmaxes and is scheduled to install a scrubber on one Suezmax during the summer of 2022. In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on INSW’s business, financial results and cash flows.

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

International Seaways, Inc.

We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2022 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2022 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

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

Further, as a result of the Merger, INSW issued 22,536,647 shares of INSW common stock, constituting approximately 44.25% of the shares of INSW common stock outstanding immediately after the Merger. The issuance of these shares and the sale of additional shares that may become eligible for sale in the public market from time to time could have the effect of depressing the market value for shares of INSW common stock. The increase in the number of shares of INSW common stock may lead to sales of INSW common stock or the perception that sales may occur, either of which may adversely affect the market for, and the market value of, shares of INSW common stock.

In addition, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock, regardless of its actual operating performance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about the Company’s business, the price and/or trading volume of shares of the Company’s common stock could decline.

The trading market for shares of the Company’s common stock depends, in part, on the research and reports that securities or industry analysts publish about the Company and its business. If too few analysts commence and maintain coverage of the Company, the trading price for its shares might be adversely affected. Similarly, if analysts publish inaccurate or unfavorable research about the Company’s business, the price and/or trading volume of shares of the Company’s common stock could decline.

International Seaways, Inc.

Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing stockholders’ interests in the Company.

The Company may seek to raise additional equity through the issuance of new shares or convertible or exchangeable bonds to finance future organic growth or acquisitions. Increasing the number of issued shares would dilute the ownership interests of existing stockholders. Stockholders’ ownership interests could also be diluted if other companies or equity interests in companies are acquired in exchange for new shares of the Company’s common stock to be issued and if the Company’s Board of Directors makes grants of equity awards to the Company’s directors, officers and employees pursuant to any equity incentive or compensation plan, any such grants would also cause dilution.

INSW may not continue to pay cash dividends on its Common Stock.

INSW paid a cash dividend of six cents per share of its Common Stock during each of the four quarters of 2021 and 2020, totaling $9.4 million and $6.8 million, respectively. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2021, the Company owned or operated an aggregate of 83 vessels, which included 12 chartered-in vessels and ownership interests in two FSO vessels through joint ventures. See tables presented under Item 1, “Business—Fleet Operations.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2021
First Quarter	$ 21.58	$ 15.79
Second Quarter	$ 21.09	$ 17.07
Third Quarter	$ 19.86	$ 14.69
Fourth Quarter	$ 19.03	$ 13.86

2020
First Quarter	$ 30.63	$ 16.58
Second Quarter	$ 28.29	$ 16.05
Third Quarter	$ 19.05	$ 14.18
Fourth Quarter	$ 19.31	$ 12.90

As of February 25, 2022, there were 54 stockholders of record of the Company’s common stock.

On February 23, 2021, June 4, 2021, July 28, 2021 and November 8, 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million, on each of March 26, 2021 and June 28, 2021, respectively and $3.0 million on each of September 23, 2021 and December 23, 2021, respectively, to stockholders of record as of March 11, 2021, June 14, 2021, September 9, 2021 and December 9, 2021, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 28, 2022. The dividend will be paid on March 28, 2022 to shareholders of record at the close of business on March 14, 2022.

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

International Seaways, Inc.

44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Effective Time.

As provided for under the terms of the Merger Agreement, on July 15, 2021, prior to the Effective Time, INSW paid a special dividend to its shareholders of record as of July 14, 2021 in an aggregate amount equal to $31.5 million ($1.12 per share).

Purchase and Sale of Equity Securities

On August 4, 2020, the Company’s Board of Directors authorized the renewal of the Company’s $30.0 million stock repurchase program for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. Under the program, the Company could opportunistically repurchase up to $50.0 million worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company were not eligible for repurchase under this program without further authorization from the Board. During the last quarter of 2021, the Company repurchased and retired 1,077,070 shares of its common stock in open-market purchases, at an average price of $15.44 per share, for a total cost of $16.7 million. As of December 31, 2021, the maximum number of shares that may still be purchased under the program is 2,271,149 shares, which was determined by dividing the remaining buyback authorization ($33.3 million) by the December 31, 2021 closing price of the Company’s common stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

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

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between January 1, 2017 and December 31, 2021 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), and the Company, referred to as the peer group index. Diamond S Shipping Inc. (DSSI), which is no longer a standalone publicly listed entity since the Merger in July 2021 and Navios Maritime Acquisition Corporation (NNA), which was acquired by another company in October 2021, were removed from the peer group.

International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on January 1, 2017 and that all dividends were reinvested.

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

International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This MD&A, which should be read in conjunction with our accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

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

We have elected to omit discussions on the comparison of operating results for the year ended December 31, 2020 to the year ended December 31, 2019, the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7 of our Form 10-K for the year ended December 31, 2020 filed on March 12, 2021, for reference to a discussion of the operating results for the year ended December 31, 2020 to those for the year ended December 31, 2019, the earliest of the three years presented.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2021 and 2020 we derived 56% and 79%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As described in Note 2, “Merger Transaction,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” on July 16, 2021 pursuant to the Merger Agreement dated as of March 30, 2021, the Company completed a stock-for-stock merger with Diamond S. As of December 31, 2021, we owned or operated an International Flag fleet of 83 vessels aggregating 9.3 million dwt, including 12 vessels that have been chartered-in under operating leases for durations exceeding one year at inception, and two FSO service vessels in which we have ownership interests through joint venture partnerships (the “JV Vessels”). In addition to our operating fleet of 83 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 86 vessels. Our fleet includes VLCC, Suezmax, Aframax and Panamax crude tankers and LR2, LR1, MR and Handysize product carriers.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s

International Seaways, Inc.

revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs the majority of the Company’s LR1 product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 81% and 79% of our total TCE revenues in the spot market for the years ended December 31, 2021 and 2020, respectively.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2021 at 99.0 million barrels per day (“b/d”), up 5.2% from the same quarter in 2020. The estimate for global oil consumption for 2022 is 99.7 million b/d, an increase of 3.4% over 2021. OECD demand in 2022 is estimated to increase by 3.8% to 46.2 million b/d, while non-OECD demand is estimated to increase by 3.3% to 53.5 million b/d.

Global oil production in the fourth quarter of 2021 was 98.2 million b/d, an increase of 6.4% from the fourth quarter of 2020. OPEC crude oil production averaged 27.7 million b/d in the fourth quarter of 2021, an increase of 0.8 million b/d from the third quarter of 2021, and an increase of 2.8 million b/d from the fourth quarter of 2020. Non-OPEC production increased by 3.1 million b/d to 65.3 million b/d in the fourth quarter of 2021 compared with the fourth quarter of 2020. Oil production in the U.S. in the fourth quarter of 2021 increased by 3.7% to 11.8 million b/d compared to the third quarter of 2021 and by 5.7% from the fourth quarter of 2020.

U.S. refinery throughput decreased by 0.3 million b/d to 16.2 million b/d in the fourth quarter of 2021 compared with the third quarter of 2021. U.S. crude oil imports in the fourth quarter of 2021 increased by 0.7 million b/d to 6.3 million b/d compared with the fourth quarter of 2020, with imports from OPEC countries increasing by 0.3 million b/d and imports from non-OPEC countries increasing by 0.4 million b/d.

China’s crude oil imports declined to 10.3 million b/d in 2021, a 5.4% decrease when compared with 2020. However, December 2021 imports of 10.9 million b/d were up 20% year over year, and the highest number since March 2021.

As a result of rising oil demand outpacing production of crude oil and refined products and significant increases in current prices of crude oil, global inventories continued to be drawn down during the fourth quarter of 2021 to significantly below the average over the last five years. Total commercial stocks in the OECD declined by approximately 354 million barrels in the year ending November 2021, the most recent available combined inventory data. Large draws in total inventories have negatively impacted current tanker market earnings.

During the fourth quarter of 2021, the tanker fleet of vessels over 10,000 dwt decreased, net of vessels recycled, by 0.4 million dwt as the crude fleet decreased by 0.6 million dwt, with VLCCs growing by 0.6 million dwt, Suezmaxes declining by 1.2 million dwt, and Aframaxes remaining flat. The product carrier fleet increased by 0.2 million dwt. Year-over-year, the size of the tanker fleet increased by 10.4 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 5.4 million dwt, 1.2 million dwt, 2.4 million dwt and 2.0 million dwt, respectively. The LR1/Panamax fleet declined by 0.5 million dwt.

During the fourth quarter of 2021, the tanker orderbook declined by 2.5 million dwt overall compared with the third quarter of 2021. The crude tanker orderbook decreased by 1.3 million dwt, with decreases in the VLCC and Suezmax sectors of 1.8 million dwt and 0.2 million dwt, respectively. The Aframax orderbook increased by 0.7 million dwt. The product carrier orderbook decreased by 1.2 million dwt, all in the MR sector. Year-over-year, the total tanker orderbook decreased by 6.9 million dwt, with all sectors seeing declines.

After a weak three quarters of 2021, crude tanker rates remained under pressure and operated at or below industry average cash breakeven levels on benchmark routes during the fourth quarter of 2021. Smaller product carriers fared better although still at weak levels. So far in the first quarter of 2022, rates in all segments continue to be weak. We continue to believe that the outlook for the tanker markets remains constructive based on the underlying fundamentals such as: an historically low orderbook levels, an aged fleet coupled with high current recycling rates, and incoming emissions regulations. Increases in oil demand and an anticipated need for

International Seaways, Inc.

inventory restocking could provide catalysts in 2022, subject to any further negative implications of COVID-19 and further strengthening in oil prices.

The pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and may likely continue to do so. See Item 1A, Risk Factors - The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

RESULTS FROM VESSEL OPERATIONS

During 2021, income from vessel operations decreased by $152.0 million to a loss of $112.1 million from income of $39.9 million in 2020. Such decrease resulted principally from the significant decline in TCE revenues in 2021 compared to 2020, the $50.7 million of one-time merger and integration related costs incurred in the current year related to the Company’s merger with Diamond S, and increased vessel expenses, which were not sufficiently covered with a corresponding increase in TCE revenues despite having a larger post-Merger fleet, significantly offset by a net gain on disposal of vessels, including impairments of $9.7 million in 2021 compared with a loss of $100.1 million in 2020.

The decrease in TCE revenues in 2021 of $146.1 million, or 36%, to $255.9 million from $402.0 million in 2020 primarily reflects lower average daily rates across all of INSW’s fleet sectors, which accounted for a rates-based decrease of approximately $253.9 million. Also contributing to the decrease was a decline in revenue days in the VLCC fleet principally due to the sales of three older VLCCs between November 2020 and July 2021. Partially offsetting these declines were significant days-based increases in the Suezmax and MR fleets, which reflected the growth in the vessel count in these fleets that resulted from the Merger.

International Seaways, Inc.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2020 and 2021 by our Crude Tankers and Product Carriers fleet. See segment discussion below for a description of the market factors that impacted the quarterly trend of spot rates during 2021.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
VLCC:
Average rate	$17,507	$15,721	$13,684	$10,686	$14,326
Revenue days	750	759	651	761	778
Suezmax:
Average rate	$10,406	$12,215	$18,485	$10,650	$13,069
Revenue days	184	180	182	748	1,084
Aframax:
Average rate	$8,120	$11,665	$8,589	$11,361	$11,537
Revenue days	307	270	266	276	275
Panamax:
Average rate	$9,517	$14,172	$16,535	$9,755	$15,037
Revenue days	92	90	91	151	105

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
LR2
Average rate	$16,795	$—	$—	$—	$—
Revenue days	37	—	—	—	—
LR1
Average rate	$14,867	$12,860	$15,291	$12,476	$17,422
Revenue days	305	374	541	523	614
MR
Average rate	$10,045	$7,449	$10,627	$10,000	$11,311
Revenue days	347	375	410	2,668	3,040
Handy
Average rate	$—	$—	$—	$6,311	$11,300
Revenue days	—	—	—	319	316

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

International Seaways, Inc.

Crude Tankers

(Dollars in thousands, except daily rate amounts)	2021	2020
TCE revenues	$144,286	$318,588
Vessel expenses	(95,805)	(97,354)
Charter hire expenses	(16,282)	(18,803)
Depreciation and amortization	(57,870)	(57,980)
Adjusted income from vessel operations (a)	$(25,671)	$144,451
Average daily TCE rate	$15,986	$38,509
Average number of owned vessels (b)	24.8	23.8
Average number of vessels chartered-in under operating leases	2.9	2.1
Number of revenue days: (c)	9,026	8,273
Number of ship-operating days: (d)
Owned vessels	9,061	8,698
Vessels bareboat chartered-in under operating leases	1,062	732
Vessels time chartered-in under operating leases (e)	—	44
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, reversal of expected credit losses, third-party debt modification fees, merger and integration related costs and gain/(loss) on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	The Company’s Crude Tankers Lightering business time chartered-in one vessel under an operating lease for a portion of the year ended December 31, 2020. No vessel was time chartered-in for the Company’s Crude Tankers Lightering business during the year ended December 31, 2021.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2021 and 2020 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $592 and $674 per day in 2021 and 2020, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$13,604	$45,280	$46,948	$68,658
Revenue days	2,948	412	3,072	883
Suezmax (1):
Average rate	$12,624	$26,953	$32,515	$—
Revenue days	2,193	168	725	—
Aframax:
Average rate	$10,803	$25,740	$20,526	$—
Revenue days	1,087	144	1,369	—
Panamax:
Average rate	$13,346	$11,007	$24,810	$15,765
Revenue days	437	1,370	392	1,645
(1)	Excludes transitional voyages in the spot market prior to delivering to the pool for Suezmaxes acquired through the Merger.

During 2021, TCE revenues for the Crude Tankers segment decreased by $174.3 million, or 55%, to $144.3 million from $318.6 million in 2020, principally as a result of significantly lower average blended rates across all the Crude Tankers sectors aggregating approximately $186.8 million. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production has declined. This development, which negatively impacted the demand for oil tankers

International Seaways, Inc.

during the second half of 2020, continued throughout 2021. The extent to which the current COVID-19 related market conditions will continue to negatively impact the tanker rate environment will depend on (i) the extent to which oil demand is met from excess crude inventories that were built up during the period of oil demand destruction, (ii) the timing and magnitude of oil demand recoveries in the various parts of the world and (iii) the levels of oil production during such periods.

Also contributing to the decrease was an aggregate 1,065-day decrease in VLCC, Panamax and Aframax revenue days, which had the effect of decreasing TCE revenues by $42.2 million and was driven by (a) the sales of three older VLCCs between November 2020 and July 2021, (b) the sale of four 2002-built Panamaxes and one 2003-built Panamax between August and December of 2021, and (c) a 122-day decrease in the Aframax fleet reflecting the sale of a 2001-built Aframax in November 2020 partially offset by the acquisition of one Aframax as a part of the Merger. Such declines were partially offset by a $59.8 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger. The Company’s 2002-built Panamax has been held by Indonesian authorities since September 2021, pending the completion of an investigation. It is expected to remain off hire upon its release in 2022 until its planned sale for recycling.

Vessel expenses decreased by $1.6 million to $95.8 million in 2021 from $97.4 million in 2020. Such decrease reflects declines in the VLCC, Panamax and Aframax fleets principally resulting from the vessel transactions noted above, substantially offset by a $17.7 million increase in the Suezmax fleet, which was driven by the vessels acquired in the Merger. Charter hire expenses decreased by $2.5 million to $16.3 million in 2021 from $18.8 million in 2020. The decrease reflects a reduction in short-term time chartered-in vessels in the Crude Tankers Lightering business as a result of lower anticipated lightering activity levels in the current year. Depreciation and amortization decreased by $0.1 million to $57.9 million in 2021 from $58.0 million in 2020. Such decrease resulted from the vessel sales noted above and impairment charges recorded in December 2020, offset to a large extent by the Merger-related additions to the Suezmax and Aframax fleets noted above, along with the impacts of scrubber installations and drydockings performed during 2020 and 2021.

Excluding depreciation and amortization, the reversal of expected credit losses and general and administrative expenses, operating income for the Crude Tankers Lightering business was $6.0 million for 2021 compared to $6.6 million for 2020. The decrease in the current period’s operating income as compared to prior year’s period primarily reflects lower levels of lightering activity in 2021. During 2021, 343 service support only lighterings were performed, as compared to 369 service support only lighterings in the prior year. Additionally, during 2020 the Crude Tankers Lightering business utilized its chartered-in Aframaxes on three spot voyages.

Product Carriers

(Dollars in thousands, except daily rate amounts)	2021	2020
TCE revenues	$111,574	$83,417
Vessel expenses	(87,251)	(31,019)
Charter hire expenses	(7,653)	(11,311)
Depreciation and amortization	(28,739)	(16,269)
Adjusted income from vessel operations	$(12,069)	$24,818
Average daily TCE rate	$10,842	$20,745
Average number of owned vessels	30.0	9.9
Average number of vessels chartered-in under operating leases	1.6	2.1
Number of revenue days	10,291	4,021
Number of ship-operating days:
Owned vessels	10,938	3,611
Vessels bareboat chartered-in under operating leases	32	—
Vessels time chartered-in under operating leases	569	763

International Seaways, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2021 and 2020 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $624 and $659 per day in 2021 and 2020, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2021		2020
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2:
Average rate	$—	$17,637	$28,202	$17,371
Revenue days	—	364	310	52
LR1 (1):
Average rate	$14,768	$—	$25,721	$—
Revenue days	2,052	—	1,872	—
MR (2):
Average rate	$10,506	$16,044	$16,373	$—
Revenue days	6,492	176	1,787	—
Handy:
Average rate	$8,790	$—	$—	$—
Revenue days	635	—	—	—
(1)	During the 2021 and 2020 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.
(2)	Excludes transitional voyages in the spot market (while not operating in a commercial pool) for MRs acquired through the Merger.

During 2021, TCE revenues for the Product Carriers segment increased by $28.2 million, or 34%, to $111.6 million from $83.4 million in 2020. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021. The net effect of these transactions, partially offset by 705 more offhire days in the current year (primarily drydock related), were the primary drivers of a 5,431-day increase in MR revenue days during the current year, which contributed a $85.1 million days-based increase in TCE revenues. Additionally, there was a $5.0 million days-based increase in the LR1 fleet, which reflected (i) the purchase of a 2009-built LR1 that was delivered to the Company in February 2020, (ii) the delivery of two time chartered-in 2008-built LR1s to the Company between August and October 2021, and (iii) 109 fewer off-hire days in the current year, partially offset by (iv) the redelivery of a 2006-built LR1 to its owners at the expiry of its two year charter in August 2021. The Company also acquired six Handysize vessels in the Merger, and subsequently sold two of them in the fourth quarter of 2021. These incremental vessels in the Company’s fleet contributed a total of $5.0 million in TCE revenues during 2021. Significantly offsetting such increases were period-over-period decreases in average daily blended rates earned by the MR, LR1 and LR2 fleet sectors, which accounted for a rates-based decrease in TCE revenues of approximately $67.1 million.

Vessel expenses during 2021 increased by $56.3 million to $87.3 million from $31.0 million in 2020. Such increase reflects increases of approximately $50.2 million and $8.1 million in the MR and Handysize fleets, respectively, principally driven by the additions to the fleet as a result of the Merger. Charter hire expenses decreased by $3.6 million to $7.7 million in 2021 from $11.3 million in 2020 due to the redelivery of three time chartered-in MRs to their owners between March and July 2020. Depreciation and amortization increased by $12.4 million to $28.7 million in the current year from $16.3 million in the prior year. Such increase resulted primarily from the additions to the MR and Handysize fleets noted above.

General and Administrative Expenses

During 2021, general and administrative expenses increased by $4.2 million to $33.2 million from $29.0 million in 2020. The primary drivers for such increase were principally related to the Merger and were comprised of (i) increased compensation and benefits costs of $1.3 million (ii) increased rental costs of $0.3 million relating to the legacy office space of Diamond S, which will not be a recurring cost as the lease for such office space was terminated effective September 30, 2021 and (iii) increased insurance costs of $0.9 million, reflecting in part a $0.3 million of non-cash amortization of a prepaid Directors & Officers run-off policy related to the Merger. Also contributing the year-over-year increase was a $0.5 million increase in technology expenses.

International Seaways, Inc.

Also contributing to the increase was the recognition during the first quarter of 2021 of $0.7 million of previously deferred costs related to the Company’s filing of a Form S-3 registration statement in October 2018, as the Company determined it was not probable that securities would be issued under such registration statement prior to its expiry in October 2021.

Equity in Income of Affiliated Companies

In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with North Oil Company (“NOC”), relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022. The fixed charter rates during the extension period although lower than the charter rates that are currently in effect, provide certainty with respect to cash flows over the remaining useful lives of FSO service vessels. Based on the Company’s 50% ownership interest in the FSO Joint Venture, the 10-year contract extensions are expected to generate in excess of $322 million in contract revenues for the Company.

During 2021, equity in income of affiliated companies increased by $17.7 million to $21.8 million from $4.1 million in 2020. This increase was principally attributable to increases in earnings from the FSO Joint Venture of $17.7 million, primarily driven by a non-cash $16.4 million deferred tax provision recorded by the FSO Joint Venture in the fourth quarter of 2020. This was driven by the execution of 10-year extensions on each of the joint venture’s existing service contracts in October 2020. The deferred tax provision relates to temporary differences between the financial reporting and tax basis of the FSO Vessels, which are scheduled to reverse over the period from the expiry of the current service contracts in 2022 through the expiry of the extended contracts in 2032. Earnings generated from the FSO Joint Venture also reflect decreases in interest expense due to lower average outstanding debt balances in 2021.

Other Expense

Other expense was $5.9 million for the year ended December 31, 2021 compared with $12.8 million for the year ended December 31, 2020. The current period expense includes (i) loan breakage fees of $0.3 million related to the prepayment of the Sinosure Credit Facility and a write-off of $1.6 million of unamortized deferred financing costs associated with such loan prepayment in November 2021, which was treated as an extinguishment of debt, (ii) a $4.2 million loss related to the extinguishment of the financing component of the interest rate swap agreement associated with the Sinosure Credit Facility, and (iii) a write-off of $0.5 million of unamortized deferred financing costs associated with the $390 Million Facility Term Loan due to the principal prepayments made in December 2021, upon the sale and leaseback of three vessels that were part of the collateral for this facility. Similarly, the 2020 expense includes (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment of debt. Such charges in 2021 and 2020 were both partially offset by interest income on cash deposits, net actuarial gains and currency gains associated with the retirement benefit obligation in the United Kingdom.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2021	2020
Interest before items shown below	$26,954	$26,868
Interest cost on defined benefit pension obligation	81	545
Impact of interest rate hedge derivatives	10,376	9,299
Capitalized interest	(615)	—
Interest expense	$36,796	$36,712

Interest expense was $36.8 million in 2021, compared with $36.7 million in 2020. During 2021, the Company incurred approximately $10.9 million in interest expense related to new debt facilities, including the debt facilities assumed from the Merger, which was partially offset by the impact of the $40.0 million payoff of the $390 Million Facility Transition Term Loan in August 2020, the use of cash in the January 2020 refinancing and cash generated from the sale and leaseback transactions executed during the fourth quarter of 2021 to reduce outstanding debt balances, and lower average margins and LIBOR rates during 2021 compared with 2020. See Note

International Seaways, Inc.

10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

Income Tax Expense

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2021. We will qualify for the Section 883 exemption for 2022 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

In 2021, we obtained advice regarding freight taxes in a certain jurisdiction related to the uncertainty surrounding the application of a law given the limited transparency into the actions of the tax authorities in this jurisdiction. Based on this advice and other considerations related to the application of the tax law to past periods, the Company increased its reserve for uncertain tax liabilities for this jurisdiction for periods prior to 2021 by $0.7 million.

See Note 12, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for further details on the income tax expense line.

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

International Seaways, Inc.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2021	2020
Net loss	$(134,660)	$(5,531)
Income tax provision	1,618	1
Interest expense	36,796	36,712
Depreciation and amortization	86,674	74,343
Noncontrolling interest	(174)	—
EBITDA	(9,746)	105,525
Amortization of time charter contracts acquired	2,428	—
Third-party debt modification fees	110	232
Merger and integration related costs	50,740
(Gain)/loss on disposal of vessels and other property, including impairments	(9,753)	100,087
Write-off of deferred financing costs	2,113	13,073
Loss on extinguishment of debt	4,465	1,197
Adjusted EBITDA	$40,357	$220,114

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at December 31, 2021 was approximately negative $10.0 million compared with $148.0 million at December 31, 2020. Current liabilities include current installments of long-term debt of $178.7 million and $61.5 million at December 31, 2021 and 2020, respectively. Such amounts are excluded from the definition of current liabilities for purposes of the working capital covenant in the Company’s debt facilities. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

The Company’s total cash decreased by $116.7 million during the year ended December 31, 2021. This decrease reflects cash used in operating activities of $76.2 million, $79.0 million in expenditures for vessels and other property including $10.8 million of capitalized transaction costs incurred and paid by the Company in connection with the Merger and construction costs for three dual-fuel LNG VLCCs, $7.6 million net working capital deposits made to commercial pools in which the Company’s vessels operate, scheduled principal amortization for the Company’s debt facilities totaling $169.9 million, $119.9 million in net repayments on revolving credit facilities, $15.7 million in cash settlement payments on derivatives containing other-than-insignificant financing elements, repurchase of common stock of $16.7 million and cash dividends of $40.9 million. Such cash outflows were partially offset by proceeds from disposal of vessels and other property of $165.8 million, net proceeds from issuance of debt and lease financing of $196.0 million, and cash acquired, net of equity issuance costs related to the Merger of $54.0 million.

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

As of December 31, 2021 we had total liquidity on a consolidated basis of $238.9 million comprised of $98.9 million of cash (including $1.1 million of restricted cash) and $140.0 million of undrawn revolver capacity, reflecting the results of several liquidity enhancing transactions we executed between the third and fourth quarter of 2021. Restricted cash of $1.1 million as of December 31, 2021 represents legally restricted cash relating to the Macquarie Credit Facility, which is collateralized by three LR1 product carriers.

As of December 31, 2021, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,105.0 million and a net debt to total capitalization of 46.2%, which compares with 24.8% at December 31, 2020.

International Seaways, Inc.

Sources, Uses and Management of Capital

We have maintained a strong balance sheet, which has allowed us to take advantage of attractive strategic opportunities during the low end of the tanker cycle and we have maintained what we believe to be a prudent financial leverage for the current point in the tanker cycle.

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, pay newbuilding construction costs, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a regular quarterly cash dividend, and from time-to-time, repurchase shares of our common stock.

The following is a summary of the significant capital allocation initiatives we executed during 2021 and the sources of capital we have at our disposal for future use as well as our current commitments for future uses of capital:

As described above, we completed a transformational strategic stock-for-stock merger transaction with Diamond S on July 16, 2021 (see Note 2, “Merger Transaction,” to the accompanying consolidated financial statements), which resulted in the acquisition of 64 vessels and their associated assets and liabilities in exchange for the issuance of 22,536,647 shares of INSW Common Stock.

Continuing our track record of returning capital to our shareholders we paid dividends totaling $40.9 million during 20201, consisting of a pre-Merger special cash dividend of $31.5 million, or $1.12 per share, and our quarterly cash dividends of $0.06 per share. We also repurchased and retired 1,077,070 shares of our common stock in open market purchases, at an average price of $15.44 per share for a total cost of $16.7 million.

We enacted a post-merger asset optimization program, which resulted in the sale of 16 older tankers (a 2002-built VLCC, four 2002-built Panamaxes, a 2003-built Panamax, a 2006-built Suezmax, a 2007-built Handysize product carrier, a 2006-built Handysize product carrier, and seven MRs which were built between 2006 and 2009), and generated total net proceeds of $165.2 million, which was used in part to prepay approximately $73.5 million of outstanding debt principal secured by certain of those vessels.

On March 11, 2021, we entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. These ships represent a significant efficiency improvement over existing 10-year-old VLCCs (40%) and current conventionally fueled new construction VLCCs (20%).  LNG as a fuel has 22% lower CO2 emissions than conventional marine fuels. Upon the delivery of these vessels in the first quarter of 2023, they will be employed on seven-year time charter contracts with an oil major – Shell – at a rate that consists of a floor rate plus profit sharing. The total construction cost for the vessels will be approximately $290 million, which will be paid for through a combination of long-term financing and cash on hand. On November 15, 2021, we and three of our vessel-owning subsidiaries entered into sale and leaseback arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) (the “BoComm Lease Financing”) in connection with the construction of the three dual-fuel LNG VLCC newbuilds. BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. BoComm Lease Financing is expected to provide funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. As of December 31, 2021, we’ve incurred issuance and other debt financing costs of $3.2 million on this transaction and approximately $49.3 million in expenditures under the construction contracts of which $9.6 million was paid for with funds drawn from the long term financing arrangements with BoComm. The predelivery interest rate is 3.5% and there is a commitment fee of 1% on the undrawn funding amount, both payable immediately prior to the delivery of each of the three vessels. The related fixed-rate bareboat charter-in lease agreements for the three VLCC tankers run for a period of seven years beginning on the date on which the vessels are delivered from the yard where they are being constructed, and include purchase options and other customary terms and conditions for sale and leaseback transactions.

On September 30, 2021, we executed a credit agreement for a $20.0 million term loan facility with Macquarie Bank Limited, London Branch, as lender, facility agent and security agent (the “Macquarie Credit Facility”). The facility, which is secured by three of our LR1s built between 2006 and 2009, bears interest at LIBOR plus a margin of 3.825%. The loan amortizes in quarterly installments varying in amount between $0.5 million to $0.9 million commencing December 31, 2021, and matures on March 31, 2025, with a balloon payment of approximately $11.7 million due at maturity. We incurred issuance and other debt financing costs of $0.8 million on this transaction.

International Seaways, Inc.

On October 26, 2021 we entered into lease financing arrangements with Ocean Yield ASA (the “Ocean Yield Lease Financing”) for the sale and leaseback of the six VLCCs that collateralized the Sinosure Credit Facility, for a net sale price of $374.6 million in total. The proceeds from the transactions were used to prepay the $228.4 million outstanding loan balance under the Sinosure Credit Facility, with the balance intended for general corporate purposes. We made a $100.0 million voluntary prepayment on the $525 Million Facility Revolving Loan with the proceeds from this lease financing. We also incurred issuance and other debt financing costs of $3.9 million on this transaction. As a result of the prepayment of the outstanding loan balance due under the Sinosure Credit Facility, approximately $16.1 million of cash that was previously restricted by the Sinosure Credit Facility was released. Under these lease financing arrangements, each of the six VLCCs is subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term equal to the aggregate outstanding principal balance of $82.5 million at that date. Charter hire under these arrangements is comprised of a fixed monthly repayment amount aggregating $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%.

On November 12, 2021, we executed a credit agreement for a $25 million term loan facility with ING Bank N.V., London Branch, as lender, administrative agent, collateral agent and security trustee (the “ING Credit Facility”). The ING Credit Facility is secured by a 2016-built Suezmax. The full $25 million was drawn down on November 12, 2021 and used to repay one-half of the amount outstanding under the $66 Million Credit Facility (approximately $22.0 million) in conjunction with the dissolution of the NT Suez joint venture (our joint venture partner repaid the balance of the principal outstanding under the $66 Million Credit Facility). We also incurred issuance and other debt financing costs of $0.6 million on this transaction. Interest on the loan is based upon LIBOR plus a margin of 2%. The loan amortizes in quarterly installments of approximately $0.5 million commencing in February 2022 and matures on the fifth anniversary of the borrowing date in November 2026 with a final balloon payment due at maturity in an amount equal to the remaining principal amount of the loan outstanding on that date.

On December 7, 2021, we entered into a lease financing arrangement with Toshin Co., Ltd for the sale and leaseback of a 2012-built MR, for a net sale price of $17.1 million (the “Toshin Lease Financing”). The transaction generated net proceeds of $6.9 million, after prepaying $10.2 million of the $390 Million Facility Term Loan, which the vessel previously collateralized. We also incurred issuance and other debt financing costs of $0.4 million on this transaction. Under the lease financing arrangement, the vessel is subject to a 10-year fixed rate bareboat charter rate of $6,200 per day for the first three years, $6,000 per day for the second three years, and $5,700 per day for the last four years, with purchase options exercisable commencing at the end of the fourth year and a purchase obligation at the end of the 10-year term for $1.0 million.

On December 23, 2021, we entered into lease financing arrangements with Oriental Fleet International Company Limited (“COSCO Shipping”) for the sale and leaseback of a 2013-built Aframax and a 2014-built LR2, for a net sale price of $54.0 million in total (the “COSCO Lease Financing”). The transactions generated net proceeds of $19.9 million, after prepaying $34.1 million of the $390 Million Facility Term Loan which the vessels previously collateralized. We also incurred issuance and other debt financing costs of $1.4 million on this transaction. Under these lease financing arrangements, each of the two vessels is subject to a seven-year bareboat charter with purchase options exercisable commencing after the end of the second year and purchase obligations at the end of the seven-year term equal to the outstanding principal balance of $18.9 million at that date. Charter hire under these arrangements is comprised of a fixed quarterly repayment amount aggregating $1.3 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 3.90%.

On January 14, 2022, we entered into a lease financing arrangement with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of a 2011-built MR for a net sale price of $16.7 million (the “Hyuga Lease Financing”). The transaction generated $5.7 million net proceeds, after prepaying $11.0 million of the $390 Million Facility Term Loan, which the vessel previously collateralized. We also incurred issuance and other debt financing costs of approximately $0.4 million on this transaction. Under the lease financing arrangement, the vessel is subject to a nine-year fixed rate bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with purchase options exercisable commencing at the end of the fourth year and a purchase obligation at the end of the nine-year term for $1.5 million.

See Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details on these and our other debt facilities.

Outlook for 2022

We executed various liquidity enhancing initiatives during 2021 that significantly diversified our financing sources and spread our debt maturities out between 2025 and 2031, putting the Company in a strong position to navigate through any period of weaker rates

International Seaways, Inc.

during 2022. Our balance sheet and diverse fleet, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

We plan to recycle our two remaining Panamaxes during 2022. In February 2022, we entered into a memorandum of agreement for the green recycling sale of our 2004-built Panamax for approximately $7.5 million. In anticipation of the phasing out of our older Panamax tankers, we have taken steps over the last couple of years to ensure we continue to maintain a strong presence in our market leading Panamax International pool by acquiring a 2009-built LR1 in early 2020, chartering in three LR1s between August 2021 and January 2022 on charters ranging in length from 12 to 18-months and in continuation of our fleet optimization program, in January 2022, we entered into memoranda of agreements for the sale of a 2010-built MR and the purchase of a 2011-built LR1 with the same counterparty, with an expected net cash payment of $3.0 million for the difference in value between the two ships. Both transactions are expected to close by March 2022.

Some of the larger uses of capital we expect during 2022 will be to cover our debt service payments, vessel construction commitments, commitments to purchase and install ballast water treatment systems on 22 vessels and commitments to install a scrubber on one Suezmax. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of December 31, 2021, are presented in the Aggregate Contractual Obligations Table below. We also currently expect to spend approximately $43.0 million on drydocking vessels in our fleet during 2022.

The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 28, 2022. The dividend will be paid on March 28, 2022 to shareholders of record at the close of business on March 14, 2022.

International Seaways, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2021 follows:

						Beyond
(Dollars in thousands)	2022	2023	2024	2025	2026	2026	Total
$390 Million Facility Term Loan - floating rate(1)	$39,388	$38,131	$36,700	$98,388	$—	$—	$212,607
$525 Million Facility Term Loan - floating rate(2)	77,783	75,682	73,486	—	—	—	226,951
$525 Million Facility Revolving Loan - floating rate(2)	1,222	1,215	44,479	—	—	—	46,916
$360 Million Facility Term Loan - floating rate(3)	38,323	37,285	34,269	—	—	—	109,877
$360 Million Facility Revolving Loan - floating rate(3)	1,137	1,128	39,155	—	—	—	41,420
Macquarie Credit Facility - floating rate(3)	3,150	3,119	2,560	12,776	—	—	21,605
ING Credit Facility - floating rate(3)	2,656	2,621	2,572	2,520	17,051	—	27,420
Ocean Yield Lease Financing - floating rate(3)	44,365	43,125	41,997	40,640	39,399	256,113	465,639
COSCO Lease Financing - floating rate(3)	7,135	6,931	6,717	6,508	6,299	29,426	63,016
BoComm Lease Financing - fixed rate(4)	—	24,268	23,827	23,762	23,762	211,842	307,461
Toshin Lease Financing - fixed rate(4)	2,232	2,418	2,223	2,160	2,160	11,308	22,501
8.5% Senior Notes - fixed rate	2,125	26,063	—	—	—	—	28,188
Operating lease obligations(5)							—
Bareboat Charter-ins	6,278	4,532	—	—	—	—	10,810
Time Charter-ins	4,801	1,725	—	—	—	—	6,526
Office and other space	273	229	773	998	1,024	6,908	10,205
Vessel and vessel betterment commitments(6)	22,536	355	164	—	—	—	23,055
Total	$253,404	$268,827	$308,922	$187,752	$89,695	$515,597	$1,624,197

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $390 Million Facility Term Loan of 2.80%, plus the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $194.7 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Amended and Restated $525 Million Credit Agreement assumed as part of the Merger of 2.50%, plus (i) the average fixed rates stated in the related floating-to-fixed interest rate swaps of 0.54% for the $155.1 million notional amount of the term loan covered by the interest rate swaps and (ii) the effective three-month LIBOR rate of 0.22% as of December 31, 2021 for the remaining outstanding balance.
(3)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of December 31, 2021 of 0.22% for the $360 Million Facility Term Loan, the $360 Million Facility Revolving Loan, Macquarie Credit Facility and COSCO Lease Financing, and 0.15% for the ING Credit Facility and Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of December 31, 2021 of $9.6 million and $235.2 million, respectively.
(5)	As of December 31, 2021, the Company had charter-in commitments for three vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 22 vessels and the installation of a scrubber on one Suezmax, and the Company’s commitment for the construction of three dual-fuel LNG VLCCs not funded by the BoComm Lease Financing.

International Seaways, Inc.

In addition to the above long-term contractual commitments we have certain obligations for our shore-based employees as of December 31, 2021, related to a defined benefit pension plan in the U.K. as follows:

						Beyond
(Dollars in thousands)	2022	2023	2024	2025	2026	2026	Total
Defined benefit pension plan contributions(1)	$737	$759	$781	$805	$829	$4,533	$8,444

Total	$737	$759	$781	$805	$829	$4,533	$8,444

(1)	Represents estimated employer contributions under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), pursuant to the Scheme's secondary funding objective. The Scheme is currently fully funded for financial reporting purposes. The Company and the trustees of the Scheme have agreed to target achieving a funding level that would permit the securing of the Scheme’s obligations with an insurance company by 2030. The contributions are subject to change after an actuarial estimate of the Scheme's funding level is produced.

Carrying Value of Vessels

At December 31, 2021, 76 of the Company’s owned and chartered in vessels were pledged as collateral under certain of the Company’s debt and lease financing facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their fair market values, which are estimated by taking an average of two third-party vessel appraisals, are below their carrying values as of December 31, 2021. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

International Seaways, Inc.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value
Crude Tankers
VLCC	7.9	10	$662,472
Suezmax	7.8	13	413,523
Aframax	6.7	2	60,182
Panamax	18.8	2	14,208
Total Crude Tankers(1)	8.1	27	$1,150,385

Product Carriers
LR2	7.4	1	$54,634
LR1	12.9	5	82,637
MR	12.4	41	481,916
Handy	15.6	4	30,320
Total Product Carriers(2)	12.5	51	$649,507

Fleet total	9.5	78	$1,799,892
(1)	As of December 31, 2021, the Crude Tankers segment includes vessels with an aggregate carrying value of $315.3 million, which the Company believes exceeds their aggregate market value of approximately $250.8 million by $64.5 million.
(2)	As of December 31, 2021, the Product Carriers segment includes vessels with an aggregate carrying value of $103.3 million, which the Company believes exceeds their aggregate market value of approximately $81.1 million by $22.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, the FSO Joint Venture had total bank debt outstanding of $39.5 million, of which $19.8 million was nonrecourse to the Company.

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the “Guarantee Facility”); (b) the FSO Joint Venture is party to two service contracts with NOC (the “NOC Service Contracts”); and (c) the FSO Joint Venture is a borrower under a $220 million secured credit facility by and among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility.

The FSO Joint Venture drew down on a $220 million secured credit facility on April 26, 2018 (See Note 7, “Equity Method Investments” to the accompanying consolidated financial statements). The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). The FSO Joint Venture has entered into floating-to-fixed interest rate swap agreements with the aforementioned Swap Banks, which cover the notional amounts outstanding under the FSO Loan Facility and pay fixed rates of approximately 4.858% and receive a floating rate based on LIBOR. These agreements have an effective date of June 29, 2018, and maturity dates ranging from July to September 2022. As of December 31, 2021, the maximum potential amount of future payments that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $20.0 million and the carrying value of the Company’s guaranty in the accompanying consolidated balance sheet was nil.

See Note 7, “Equity Method Investments,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

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

On November 30, 2016, INSW was spun off from Overseas Shipholding Group, Inc. (“OSG”) as a separate publicly traded company. In connection with the spin-off, INSW and OSG entered into several agreements, including a separation and distribution agreement, an employee matters agreement and a transition services agreement. While most of the obligations under those agreements were subsequently fulfilled, certain provisions (including in particular mutual indemnification provisions under the separation and distribution agreement and the employee matters agreement) continue in force.

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

The Company uses interest rate swaps for the management of interest rate risk exposure associated with changes in LIBOR interest rate payments due on its credit facilities. See Note 9, “Fair Value of Financial Instruments, Derivative and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company various interest rate derivatives.

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

Fuel price volatility risk

The Company has installed scrubbers on its ten VLCCs and one of its Suezmaxes and is scheduled to install a scrubber on one additional Suezmax during 2022. During 2021, the average price differential between very low sulfur fuel and high sulfur fuel in Singapore and Fujairah, the most common bunkering locations for VLCCs, was approximately $114 per ton. Assuming a VLCC bunker consumption rate of 50 metric tons per day, this translated to approximately $5,700 per day in lower bunker consumption costs on our VLCCs during 2021. In addition to installing scrubbers on certain of the larger vessels in the Company’s fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

International Seaways, Inc.

Interest Rate Sensitivity

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2022	2023	2024	2025	2026	2026	Total	Dec. 31, 2021
Liabilities
Debt
Fixed rate debt	$1.4	$37.6	$15.5	$16.1	$16.9	$199.3	$286.8	$52.5
Average interest rate	4.94%	4.36%	4.36%	4.35%	4.35%	4.88%
Variable rate debt (1)	$177.4	$177.5	$258.6	$147.0	$50.9	$251.9	$1,063.3	$1,063.3
Average interest rate (1)	3.79%	3.87%	4.20%	4.13%	4.24%	4.25%
(1)	Rates are discussed at aggregate contractual obligations section above.

As of December 31, 2021, the Company had secured term loans or lease financings, and revolving credit facilities under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective financing arrangements. The Company has entered into interest rate swaps agreements for a portion of the outstanding balance under the $390 Million Facility Term Loan and the $525 Million Facility Term Loan to limit the floating interest rate exposure associated with the debt facilities.

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

If the estimated useful lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels.

Company management estimates the steel recycle value of all of its vessels to be $300 per lightweight ton consistent with its commitment to implement and practice environmentally and socially responsible ship recycling. The Company’s assumptions used in the determination of estimated salvage value take into account current steel recycling prices, the historic pattern of annual average steel recycling rates over the five years ended December 31, 2021, which ranged from $270 to $595 per lightweight ton, estimated changes in future market demand for recycled steel and estimated future demand for vessels. Steel recycling prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of vessel recycling activity in 2022 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements or proposals, costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age and IMO 2020 requirements for the use of low-sulfur fuels and other carbon reduction initiatives.

International Seaways, Inc.

These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

Although management believes that the assumptions used to determine the steel recycling value for its vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for recycled steel.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, operating expenses, utilization, drydocking and capital expenditure requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) rates as forecasted by third-party analysts, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third-party maritime research service. Management uses the published 12-year historical average rates in its assumptions because it is management’s belief that the 12-year period captures a distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of rates forecasted by third-party analysts and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and capital expenditures and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and estimates of residual value for recycling are based upon the pattern of steel recycling rates used in management’s evaluation of salvage value for purposes of recording depreciation. Finally, for vessels that are being considered for disposal before the end of their respective useful lives, the Company utilizes weighted probabilities assigned to the possible outcomes for such vessels being sold or recycled before the end of their respective useful lives.

The determination of fair value is highly judgmental. In estimating the fair value of INSW’s vessels for purposes of Step 2 of the impairment tests, the Company considers the market and income approaches by using a combination of third-party appraisals and discounted cash flow models prepared by the Company. In preparing the discounted cash flow models, the Company uses a methodology consistent with the methodology discussed above in relation to the undiscounted cash flow models prepared by the Company and discounts the cash flows using its current estimate of INSW’s weighted average cost of capital.

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker recycling, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future.

International Seaways, Inc.

Impairment of Equity Method Investments

When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. If a determination is made that an other-than-temporary impairment exists, the investment is written down to its fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, which establishes a new cost basis.

In estimating the fair value of the Company’s investments in equity method investments, the Company utilizes an income approach, by preparing discounted cash flow models since there is a lack of comparable market transactions for the specially built assets held by the joint ventures. In preparing the discounted cash flows models, the Company uses a methodology largely consistent with the methodology and assumptions detailed in the “Vessel Impairment” section above. The cash flows are discounted using the estimated weighted average cost of capital for each joint venture and takes into consideration country risk and entity size.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity.”

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2021, 2020 and 2019

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$97,883	$199,390
Voyage receivables, net of allowance for credit losses of $31 and $55,
including unbilled of $100,137 and $38,430	107,096	43,362
Other receivables	5,651	4,479
Inventories	2,110	3,601
Prepaid expenses and other current assets	11,759	6,002
Total Current Assets	224,499	256,834
Restricted cash	1,050	16,287
Vessels and other property, less accumulated depreciation	1,802,850	1,108,214
Vessels construction in progress	49,291	—
Deferred drydock expenditures, net	55,753	36,334
Operating lease right-of-use assets	23,168	21,588
Investments in and advances to affiliated companies	180,331	141,924
Long-term derivative assets	1,296	2,129
Time charter contracts acquired, net	842	—
Other assets	7,700	3,229
Total Assets	$2,346,780	$1,586,539

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$44,964	$34,425
Current portion of operating lease liabilities	8,393	8,867
Current installments of long-term debt	178,715	61,483
Current portion of derivative liabilities	2,539	4,121
Total Current Liabilities	234,611	108,896
Long-term operating lease liabilities	12,522	10,253
Long-term debt, net	926,270	474,332
Long-term portion of derivative liabilities	757	6,155
Other liabilities	2,288	14,861
Total Liabilities	1,176,448	614,497

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,612,019 and 28,014,877
shares issued and outstanding	1,591,446	1,280,501
Accumulated deficit	(409,338)	(275,846)
	1,182,108	1,004,655
Accumulated other comprehensive loss	(12,360)	(32,613)
Total equity before noncontrolling interest	1,169,748	972,042
Noncontrolling interest	584	—
Total Equity	1,170,332	972,042
Total Liabilities and Equity	$2,346,780	$1,586,539

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2021	2020	2019
Shipping Revenues:
Pool revenues, including $72,557, $194,258 and $165,583
from companies accounted for by the equity method	$175,997	$272,980	$254,055
Time and bareboat charter revenues	50,094	88,719	27,625
Voyage charter revenues	46,455	59,949	84,504
	272,546	421,648	366,184

Operating Expenses:
Voyage expenses	16,686	19,643	26,265
Vessel expenses	183,057	128,373	123,205
Charter hire expenses	23,934	30,114	57,512
Depreciation and amortization	86,674	74,343	75,653
General and administrative	33,256	29,047	26,798
(Reversal of)/provision for expected credit losses	(21)	(71)	1,245
Third-party debt modification fees	110	232	30
Merger and integration related costs	50,740	—	—
(Gain)/loss on disposal of vessels and other assets, net of impairments	(9,753)	100,087	308
Total operating expenses	384,683	381,768	311,016
(Loss)/income from vessel operations	(112,137)	39,880	55,168
Equity in income of affiliated companies	21,838	4,119	11,213
Operating (loss)/income	(90,299)	43,999	66,381
Other expense	(5,947)	(12,817)	(943)
(Loss)/income before interest expense and income taxes	(96,246)	31,182	65,438
Interest expense	(36,796)	(36,712)	(66,267)
Loss before income taxes	(133,042)	(5,530)	(829)
Income tax provision	(1,618)	(1)	(1)
Net loss	(134,660)	(5,531)	(830)
Less: Net loss attributable to noncontrolling interest	(1,168)	—	—
Net loss attributable to the Company	$(133,492)	$(5,531)	$(830)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	38,407,007	28,372,375	29,225,483

Per Share Amounts:
Basic and diluted net loss per share	$(3.48)	$(0.20)	$(0.03)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2021	2020	2019
Net loss	$(134,660)	$(5,531)	$(830)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	19,235	(12,366)	9,788
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	54	46	32
Net change in unrecognized actuarial losses	964	277	(461)
Other Comprehensive Income/(Loss), net of tax	20,253	(12,043)	9,359
Comprehensive (loss)/income	(114,407)	(17,574)	8,529
Less: Comprehensive loss attributable to noncontrolling interest	(1,168)	—	—
Comprehensive (loss)/income attributable to the Company	$(113,239)	$(17,574)	$8,529

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(134,660)	$(5,531)	$(830)
Items included in net loss not affecting cash flows:
Depreciation and amortization	86,674	74,343	75,653
Loss on write-down of vessels and other assets	3,497	103,022	—
Amortization of debt discount and other deferred financing costs	2,313	2,898	6,920
Amortization of time charter hire contracts acquired	2,428	—	—
Deferred financing costs write-off	2,113	13,073	3,558
Stock compensation	10,529	5,631	4,278
Earnings of affiliated companies	(21,838)	(4,013)	(30,266)
Merger and integration related costs, noncash	31,053	—	—
Release other comprehensive loss upon sale of investment in affiliated companies	—	—	21,615
Change in fair value of interest rate collar recorded through earnings	—	1,271	(923)
Other – net	2,969	1,747	1,461
Items included in net loss related to investing and financing activities:
(Gain)/loss on disposal of vessels and other assets, net	(13,250)	(2,935)	308
Loss on extinguishment of debt	4,465	1,197	1,100
Gain on sale of investment in affiliated companies	—	—	(3,033)
Cash distributions from affiliated companies	9,835	4,644	13,855
Payments for drydocking	(42,416)	(25,642)	(19,546)
Insurance claims proceeds related to vessel operations	1,846	5,238	2,179
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(16,470)	40,483	10,778
(Decrease)/increase in deferred revenue	(1,636)	2,995	(25)
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	(3,644)	(2,281)	404
Net cash (used in)/provided by operating activities	(76,192)	216,140	87,486
Cash Flows from Investing Activities:
Cash acquired, net of equity issuance costs related to merger	54,047	—	—
Expenditures for vessels, vessel improvements and vessels under construction	(78,035)	(50,049)	(36,607)
Proceeds from disposal of vessels and other assets	165,809	73,121	15,767
Expenditures for other property	(979)	(507)	(574)
Investments in and advances to affiliated companies, net	(7,554)	2,347	2,338
Proceeds from sale of investment in affiliated companies	—	—	122,755
Repayments of advances from joint venture investees	—	7,456	4,195
Net cash provided by investing activities	133,288	32,368	107,874
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs	43,712	362,989	(100)
Extinguishment of debt, including premiums and fees	(295,091)	(422,904)	(112,092)
Payments on debt	(164,264)	(82,007)	(49,911)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	447,086	—	—
Payments on sale and leaseback financing	(5,678)	—	—
Borrowings on revolving credit facilities	40,000	—	—
Repayments on revolving credit facilities	(159,918)	—	—
Cash payments on derivatives containing other-than-insignificant financing element	(15,697)	(2,681)	—
Repurchases of common stock	(16,660)	(29,997)	—
Cash dividends paid	(40,939)	(6,770)	—
Distribution to noncontrolling interest	(5,266)	—	—
Cash paid to tax authority upon vesting of stock-based compensation	(1,125)	(1,541)	(369)
Other – net	—	(163)	(289)
Net cash used in by financing activities	(173,840)	(183,074)	(162,761)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(116,744)	65,434	32,599
Cash, cash equivalents and restricted cash at beginning of year	215,677	150,243	117,644
Cash, cash equivalents and restricted cash at end of year	$98,933	$215,677	$150,243

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Loss	Interests	Total
Balance at January 1, 2019	$1,309,269	$(269,485)	$(29,929)	$—	$1,009,855
Net loss	—	(830)	—	—	(830)
Other comprehensive income	—	—	9,359	—	9,359
Forfeitures of vested restricted stock awards	(369)	—	—	—	(369)
Compensation relating to restricted stock awards	899	—	—	—	899
Compensation relating to restricted stock units awards	2,317	—	—	—	2,317
Compensation relating to stock option awards	1,062	—	—	—	1,062
Balance at December 31, 2019	1,313,178	(270,315)	(20,570)	—	1,022,293
Net loss	—	(5,531)	—	—	(5,531)
Other comprehensive loss	—	—	(12,043)	—	(12,043)
Dividends declared	(6,770)	—	—	—	(6,770)
Forfeitures of vested restricted stock awards	(1,541)	—	—	—	(1,541)
Compensation relating to restricted stock awards	918	—	—	—	918
Compensation relating to restricted stock units awards	3,639	—	—	—	3,639
Compensation relating to stock option awards	1,074	—	—	—	1,074
Repurchase of common stock	(29,997)	—	—	—	(29,997)
Balance at December 31, 2020	1,280,501	(275,846)	(32,613)	—	972,042
Issuance of common stock related to merger	359,148	—	—	30,478	389,626
Derecognition of noncontrolling interest	—	—	—	(23,460)	(23,460)
Net loss	—	(133,492)	—	(1,168)	(134,660)
Other comprehensive income	—	—	20,253	—	20,253
Dividends declared	(40,947)	—	—	—	(40,947)
Distribution to noncontrolling interest	—	—	—	(5,266)	(5,266)
Forfeitures of vested restricted stock awards	(1,125)	—	—	—	(1,125)
Compensation relating to restricted stock awards	3,868	—	—	—	3,868
Compensation relating to restricted stock units awards	5,416	—	—	—	5,416
Compensation relating to stock option awards	1,245	—	—	—	1,245
Repurchase of common stock	(16,660)	—	—	—	(16,660)
Balance at December 31, 2021	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332

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

As of December 31, 2021, the Company owned and operated a fleet of 83 oceangoing vessels, including 12 vessels that have been chartered-in under leases and two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet of 83 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 86 vessels as of December 31, 2021. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

All intercompany balances and transactions within the Company have been eliminated. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

NOTE 2 — MERGER TRANSACTION

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

On July 14, 2021, in connection with the consummation of the Merger, the Company entered into a letter agreement with Mr. Stevenson. (the “Letter Agreement”). The Letter Agreement provides that during the period from July 14, 2021, until the earlier of six months following such date and the date of termination of such engagement, in addition to serving as a director, Mr. Stevenson will provide services to the Company as special advisor to the Chief Executive Officer of the Company. During the advisory period, Mr. Stevenson received a total consulting fee equal to $0.5 million, paid in equal monthly installments, subject to reduction in the case of certain termination of services events prior to the expiration of such six-month period.

Following the Merger, the senior management of INSW remain in their current roles and lead the Company.

Accounting for the Merger

Based on the terms of the Merger Agreement, the Merger was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The Merger

International Seaways, Inc.

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

Supplemental cash flow information for the year ended December 31, 2021 associated with the stock-for-stock acquisition of vessels and associated assets and liabilities aggregating $329.0 million were non-cash investing activities. The Company incurred and paid $0.9 million in equity issuance costs during the year ended December 31, 2021.

International Seaways, Inc.

The following table presents the fair values of the tangible and intangible assets acquired and liabilities assumed as well as the calculation of the excess of the net assets acquired over the consideration transferred by INSW:

(Dollars in thousands)	Fair Value
Vessels and other property, net	$1,260,513
Cash	48,538
Voyage receivables, net of allowance for credit losses of $1,213	47,264
Other receivables	7,223
Inventories	17,352
Prepaid expenses and other current assets	4,830
Restricted cash	6,392
Advances to Norient pool	7,911
Time charter contracts acquired, net	4,868
Operating lease right-of-use assets	5,087
Other noncurrent assets	1,487
Accounts payable, accrued expenses and other current liabilities	(37,937)
Operating lease liabilities	(5,087)
Current and noncurrent debt	(678,622)
Derivative liabilities, net	(346)
Noncontrolling interests	(30,478)
Net asset value acquired	$658,995

Consideration transferred related to value of net assets acquired	$328,977
Excess of net asset value acquired over consideration transferred	$330,018

The Company reassessed whether it had correctly identified all of the assets acquired and all of the liabilities assumed and determined that it did and that the fair values of the net assets acquired remained in excess of the consideration transferred. As the merger was accounted for as an asset acquisition, in accordance with ASC 805, the $330.0 million excess of net assets acquired over the consideration transferred was allocated on a relative fair value basis to all qualifying assets, which were determined to be the vessels, the above market time charter contracts, and the operating lease right-of-use assets acquired.

The $1,260.5 million value of the 64 vessels acquired is comprised of (i) $1,249.1 million in vessel fair values assessed in accordance with ASC 820, Fair Value Measurement, using an average of current valuations obtained from third-party vessel appraisals, (ii) $6.6 million of the initial lube oil inventory on board the vessels on the acquisition date and (iii) $4.8 million in deposits for ballast water treatment system installations. Deferred drydock expenditures are taken into consideration in the vessel appraisals obtained to determine the market values of the vessels acquired and are therefore not identified as a separate asset acquired. In accordance with the requirements of accounting for the Merger as an asset acquisition, the value of the vessels was adjusted down to $943.2 million after the allocation of $328.1 million of the $330.0 million excess of net assets acquired over the consideration transferred and the capitalization of approximately $10.8 million of legal, advisory and other professional fees directly related to the Merger. The $10.8 million is included in expenditures for vessels and vessel improvements in the accompanying consolidated statement of cash flows.

In accordance with ASC 820, the above market time charter contracts were recorded at their estimated fair value of $4.9 million at the time of the Merger taking into consideration future cash flows under the stated time charter rates compared to estimated future market-based charter rates using a discounted cash flow model. The value of the time charter contracts acquired was adjusted down to $4.4 million after the allocation of $0.5 million of the $330.0 million excess of net assets acquired over the consideration transferred.

The operating lease right-of-use asset and the corresponding operating lease liabilities of $5.1 million, respectively, relate to Diamond S’ former headquarters office space lease expiring July 2026. The value of the operating lease right-of-use asset was adjusted down to $3.7 million after the allocation of $1.4 million of the $330.0 million excess of net assets acquired over the consideration transferred. The Company derecognized the lease liability and right of use asset for this office space upon termination of the lease on September 30, 2021 and recognized a gain of $0.8 million, net of broker and termination fees. Such gain is included in (gain)/loss on disposal of vessels and other assets, including impairments in the accompanying consolidated statement of operations for the year ended December 31, 2021.

International Seaways, Inc.

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

Merger and integration related costs represent transactions that are separate from the acquisition of assets and assumption of liabilities in the Merger and are comprised of the following:

(Dollars in thousands)	2021
CSMC termination fee, noncash	$31,053
Accelerated vesting triggered by involuntary termination	5,530
Severance	7,101
Technical manager transition costs	4,582
Other integration costs	2,474
Merger and integration related costs	$50,740

As discussed above, the CSMC termination fee is accounted for separately from the asset acquisition, as part of the consideration transferred, that is not related to the fair value of the acquired net assets.

On July 16, 2021, the Company recognized noncash stock compensation cost of $5.3 million related to the accelerated vesting of 600,816 outstanding Diamond S restricted stock and restricted stock units awards upon change of control and involuntary termination as the involuntary termination trigger was initiated by INSW. In addition, the Company recognized stock compensation of $0.2 million in relation to the accelerated vesting of INSW restricted stock awards that vested on December 31, 2021 due to a post-merger reduction in force.

The Company incurred severance costs for the former executives and certain employees of Diamond S totaling $7.1 million during the year ended December 31, 2021. Approximately $1.0 million in severance costs incurred in relation to the December 31, 2021 post-Merger reduction in force is accrued and included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2021.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.    Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $1.1 million and $16.3 million as of December 31, 2021 and 2020 represents legally restricted cash relating to the Company's Macquarie Credit Facility and Sinosure Credit Facility, respectively (See Note 10, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheets.

2.    Concentration of credit risk — The Company is subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. The Company manages its credit risk exposure through assessment of its counterparty creditworthiness. Cash equivalents consist primarily of time deposits, and money market funds. The Company places its cash and cash equivalents in what we believe to be credit-worthy financial institutions. The Company’s money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily unbilled amounts due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for

International Seaways, Inc.

under ASC 606, Revenue from Contracts with Customers (ASC 606), which are due within one year. The Company performs ongoing evaluations to determine customer credit and limit the amount of credit we extend. The Company maintains allowances for estimated credit losses and these losses have generally been within its expectations.

With respect to non-operating lease receivables, the Company recognizes as an allowance its estimate of expected credit losses in accordance with ASC 326, Financial Instruments – Credit losses (ASC 326), based on troubled accounts, historical experience, other currently available evidence, and reasonable and supportable forecasts about the future. The Company makes significant judgements and assumptions to estimate its expected losses. The Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations including analysis of the counterparty’s established credit rating or assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available, country and political risk of the counterparty, and their business strategy. The Company manages its non-operating lease receivable portfolios using delinquency as a key credit quality indicator. The Company performs the following steps in estimating expected losses: (i) gather historical losses over five years; (ii) assume outstanding billed amounts over 180 days as additional expected losses; and (iii) make forward-looking adjustments to the expected losses to reflect future economic conditions by comparing credit default swap rates of significant customers over time. In addition, the Company performs individual assessments for customers that do not share risk characteristics with other customers (for example a customer under bankruptcy or a customer with known disputes or collectability issues).

The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in provision for credit losses on the consolidated statements of operations. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2019	$—
Provision for expected credit losses	1,245
Balance at December 31, 2019	1,245
Provision for expected credit losses	58
Write-offs charged against the allowance	(1,119)
Recoveries of amounts previously written off	(129)
Balance at December 31, 2020	55
Reversal of expected credit losses	(21)
Write-offs charged against the allowance	(3)
Balance at December 31, 2021	$31

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 7, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the years ended December 31, 2021, 2020 and 2019, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate 93% and 88% of consolidated voyage receivables at December 31, 2021 and December 31, 2020, respectively.

3.    Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.    Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated steel recycling price of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

International Seaways, Inc.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $0.6 million in 2021 (See Note 6, “Vessels, Deferred Drydock and Other Property). No interest was capitalized during 2020 and 2019, since the Company had no vessels under construction during these periods.

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

5.    Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third-party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long lived asset. See Note 6, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2021.

6.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $3.7 million relating to the $390 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of December 31, 2021 and $0.8 million relating to the $390 Million Facility Revolving Loan as of December 31, 2020, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $9.9 million and $6.9 million as of December 31, 2021 and 2020, respectively, relating to the Company’s outstanding debt facilities, respectively, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $2.2 million in 2021, $2.8 million in 2020 and $4.8 million in 2019.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any prepaid lease payments made and excludes accrued lease payments and lease incentives. Our lease terms take into consideration options to extend or terminate the lease or purchase the underlying asset when it is reasonably certain that we will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

During 2021, the Company entered into sale and leaseback transactions in which certain of our vessels were sold to third parties and then leased back under bareboat charter-in arrangements. For each arrangement, we evaluated whether, in substance, these transactions were leases or a form of financing. We have concluded that each arrangement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842. Accordingly, such arrangement was recorded at amortized costs using the effective interest method, with the corresponding vessels remaining on the balance sheet at cost, less accumulated depreciation.

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

International Seaways, Inc.

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

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our Level 2 non-derivative liabilities primarily include the Company’s other outstanding debt facilities. Our Level 2 derivative assets and liabilities primarily include our interest rate caps, collars, and swaps.

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

International Seaways, Inc.

12.  Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations. See Note 7, “Equity Method Investments,” for further discussion of the Company’s evaluation of impairment of its equity method investments during the three years ended December 31, 2021.

13. Time Charter Contracts Acquired — The Company follows the provisions of ASC 350-20-35, Intangibles-Goodwill and Other. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist of charter-in contracts with contractual rates in excess of fair market charter rates that were acquired as part of the Merger (See Note 2, “Merger Transaction”). These assets are amortized on a straight-line basis as a reduction of time charter revenues over the remaining term of such charters. For the year ended December 31, 2021, amortization of time charter contracts was $2.4 million.

14. Variable Interest Entities — The Company determines at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate a VIE when we are the primary beneficiary, i.e., when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of its losses or benefits. If we are not the primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with applicable generally accepted accounting principles in the United States.

Periodically, we assess whether any changes in our interest or relationship with the entity have occurred that may affect our determination of whether the entity is a VIE and, if so, whether we are or remain the primary beneficiary. See Note 8, “Variable Interest Entities,” for additional information.

15.  Use of estimates —The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, judgments involved in identifying performance obligations in revenue contracts, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation, estimates used in assessing the recoverability of equity method investments and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

16.  Recently issued accounting standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848),

which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts

International Seaways, Inc.

referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) may continue to use USD LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them or both have adhered to the IBOR fallback protocol. The Company has engaged and will continue to engage in discussions with its lending banks and the counterparties to its interest rate derivative contracts in advance of the June 30, 2023 sunset date for the USD LIBOR reference rate settings used in its agreements to evaluate the Company’s options. Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

There were 84,849, 48,229 and 48,014 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2021, 2020 and 2019, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2021, there were 193,847 shares of restricted stock units and 811,906 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2021	2020	2019
Net loss allocated to:
Common Stockholders	$(133,645)	$(5,544)	$(830)
Participating securities	153	13	—
	$(133,492)	$(5,531)	$(830)

There were no dilutive equity awards outstanding for the years ended December 31, 2021, 2020 and 2019. Awards of 1,046,088, 962,205 and 746,616 for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. The joint venture with four LNG Carriers, which was sold in October 2019, was included in Other. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, provision for or reversal of expected credit losses, third-party debt modification fees, merger and integration related costs and (gain)/loss on disposal of vessels and other property, including

International Seaways, Inc.

impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2021 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2021
Shipping revenues	$156,276	$116,270	$—	$272,546
Time charter equivalent revenues	144,286	111,574	—	255,860
Depreciation and amortization	57,870	28,739	65	86,674
Loss/(gain) on disposal of vessels and other assets, including impairments	2,032	(10,602)	(1,183)	(9,753)
Adjusted loss from vessel operations	(25,671)	(12,069)	(65)	(37,805)
Equity in income of affiliated companies	21,838	—	—	21,838
Investments in and advances to affiliated companies at December 31, 2021	157,370	22,961	—	180,331
Adjusted total assets at December 31, 2021	1,453,427	780,818	—	2,234,245
Expenditures for vessels and vessel improvements	62,180	15,826	—	78,006
Payments for drydocking	23,394	19,022	—	42,416
2020
Shipping revenues	$334,765	$86,883	$—	$421,648
Time charter equivalent revenues	318,588	83,417	—	402,005
Depreciation and amortization	57,980	16,269	94	74,343
Loss on disposal of vessels and other property, including impairments	44,330	55,757	—	100,087
Adjusted income/(loss) from vessel operations	144,451	24,818	(94)	169,175
Equity in income of affiliated companies	4,119	—	—	4,119
Investments in and advances to affiliated companies at December 31, 2020	134,439	7,485	—	141,924
Adjusted total assets at December 31, 2020	1,112,342	253,990	—	1,366,332
Expenditures for vessels and vessel improvements	27,858	22,191	—	50,049
Payments for drydocking	20,313	5,329	—	25,642
2019
Shipping revenues	$285,356	$80,828	$—	$366,184
Time charter equivalent revenues	259,517	80,402	—	339,919
Depreciation and amortization	59,387	16,152	114	75,653
Loss on disposal of vessels and other property	82	226	—	308
Adjusted income/(loss) from vessel operations	71,344	12,319	(114)	83,549
Equity in income/(loss) of affiliated companies	19,383	—	(8,170)	11,213
Investments in and advances to affiliated companies at December 31, 2019	143,095	10,197	—	153,292
Adjusted total assets at December 31, 2019	1,284,631	313,063	—	1,597,694
Expenditures for vessels and vessel improvements	33,384	3,223	—	36,607
Payments for drydocking	16,997	2,549	—	19,546

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2021	2020	2019
Time charter equivalent revenues	$255,860	$402,005	$339,919
Add: Voyage expenses	16,686	19,643	26,265
Shipping revenues	$272,546	$421,648	$366,184

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from

International Seaways, Inc.

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

Reconciliations of adjusted (loss)/income from vessel operations of the segments to loss before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2021	2020	2019
Total adjusted (loss)/income from vessel operations of all segments	$(37,805)	$169,175	$83,549
General and administrative expenses	(33,256)	(29,047)	(26,798)
Reversal of/(provision for) expected credit losses	21	71	(1,245)
Third-party debt modification fees	(110)	(232)	(30)
Merger and integration related costs	(50,740)	—	—
Gain/(loss) on disposal of vessels and other assets, including impairments	9,753	(100,087)	(308)
Consolidated (loss)/income from vessel operations	(112,137)	39,880	55,168
Equity in income of affiliated companies	21,838	4,119	11,213
Other expense	(5,947)	(12,817)	(943)
Interest expense	(36,796)	(36,712)	(66,267)
Loss before income taxes	$(133,042)	$(5,530)	$(829)

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Adjusted total assets of all segments	$2,234,245	$1,366,332
Corporate unrestricted cash and cash equivalents	97,883	199,390
Restricted cash	1,050	16,287
Other unallocated amounts	13,602	4,530
Consolidated total assets	$2,346,780	$1,586,539

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2020 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2021	$1,230,717	$676,990	$187	$1,907,894
Total vessels, deferred drydock and other property at December 31, 2020	919,974	224,507	67	1,144,548
Total vessels, deferred drydock and other property at December 31, 2019	1,051,848	263,651	142	1,315,641

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Vessels, at cost	$2,044,514	$1,287,688
Accumulated depreciation	(244,622)	(182,148)
Vessels, net	1,799,892	1,105,540
Other property, at cost	7,672	6,610
Accumulated depreciation and amortization	(4,714)	(3,936)
Other property, net	2,958	2,674
Total vessels and other property	1,802,850	1,108,214

Construction in Progress	49,291	—

International Seaways, Inc.

The aggregate carrying value of the 76 owned and chartered-in vessels pledged as collateral under the Company’s debt and lease financing facilities (see Note 10, “Debt”) was $1,783.0 million. A breakdown of the carrying value of the Company’s owned and chartered-in vessels by reportable segment and fleet as of December 31, 2021 and 2020 follows:

			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
As of December 31, 2021 (Dollars in thousands)	Cost	Depreciation	Value		(by dwt)	Vessels
Crude Tankers
VLCC	$825,189	$(162,717)	$662,472		7.9	10
Suezmax	437,969	(24,446)	413,523		7.8	13
Aframax(1)	64,202	(4,020)	60,182		6.7	2
Panamax	17,708	(3,500)	14,208		18.8	2
Total Crude Tankers	1,345,068	(194,683)	1,150,385	(2)	8.1	27

Product Carriers
LR2	74,758	(20,124)	54,634		7.4	1
LR1	97,070	(14,433)	82,637		12.9	5
MR	496,350	(14,434)	481,916		12.4	41
Handy	31,268	(948)	30,320		15.6	4
Total Product Carriers	699,446	(49,939)	649,507	(3)	12.5	51

Fleet Total	$2,044,514	$(244,622)	$1,799,892		9.5	78
(1)	Net carrying value includes assets capitalized on two bareboat chartered-in Aframaxes.
(2)	Includes five VLCCs with an aggregate carrying value of $315.3 million, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third-party vessel appraisals) of approximately $250.8 million by $64.5 million.
(3)	Includes one LR2, two LR1s and one MR with an aggregate carrying value of $103.3 million, which the Company believes exceeds their aggregate market values (estimated by taking an average of two third-party vessel appraisals) of approximately $81.1 million by $22.2 million.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2020 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$839,542	$(131,862)	$707,680	7.9	11
Suezmax	117,338	(14,099)	103,239	3.4	2
Aframax	32,395	(1,378)	31,017	7.5	1
Panamax	57,992	(8,111)	49,881	18.2	7
Total Crude Tankers	1,047,267	(155,450)	891,817	8.8	21

Product Carriers
LR2	73,710	(17,419)	56,291	6.4	1
LR1	96,838	(9,279)	87,559	11.9	5
MR	69,873	—	69,873	10.0	4
Total Product Carriers	240,421	(26,698)	213,723	10.5	10

Fleet Total	$1,287,688	$(182,148)	$1,105,540	9.0	31

International Seaways, Inc.

Vessel activity for the three years ended December 31, 2021 is summarized as follows:

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2019	$1,629,647	$(301,885)	$1,327,762
Purchases and vessel additions	38,138	—
Disposals	(17,115)	1,105
Depreciation	—	(60,308)
Balance at December 31, 2019	1,650,670	(361,088)	1,289,582
Purchases and vessel additions	48,436	—
Disposals	(70,353)	2,763
Depreciation	—	(61,866)
Impairment	(341,065)	238,043
Balance at December 31, 2020	1,287,688	(182,148)	1,105,540
Purchases and vessel additions	962,609	—
Disposals	(199,793)	6,539
Depreciation	—	(71,506)
Impairment	(5,990)	2,493
Balance at December 31, 2021	$2,044,514	$(244,622)	$1,799,892

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

The Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2020 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended June 30, 2021, the Company concluded that the contracted sale of one 2003-built Panamax resulted in a held-for-sale impairment. Held-for-sale impairment charges aggregating $3.5 million were recorded during the second quarter of 2021 including a charge of $3.4 million to write the value of the vessel down to its estimated fair value at June 30, 2021, and a charge of $0.1 million for estimated costs to sell the vessel.

During the year ended December 31, 2020, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2019 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. Factors considered included declines in valuations for vessels of certain sizes and ages, any negative changes in forecasted near term charter rates, and an increase in the likelihood that the Company will sell certain of its vessels before the end of their estimated useful lives in conjunction with the Company’s fleet renewal program. In addition, the economic impacts of the novel coronavirus (COVID-19) did not have immediate material negative impacts on the markets for our vessels and there was a very strong rate environment for our fleets for fixtures concluded during the latter portion of the first quarter of 2020 into the second quarter of 2020, which was principally due to temporary increases in oil production and a growth in demand for floating storage. Commencing from the latter part of the second quarter of 2020, principally as the result of the impact of the COVID-19 pandemic, oil production declined and consequently so did the need for floating storage. This development negatively impacted the demand for oil tankers during the second half of 2020. The Company concluded that (i) the increased likelihood of disposal prior to the end of their respective useful lives constituted impairment triggering events as of June 30, 2020 for each of a 2002-built and a 2003-built VLCC; (ii) the memoranda of agreements entered into during October 2020 for the sales of these two older VLCCs constituted further impairment triggering events as of September 30, 2020; and (iii) the declines in vessel valuations and in forecasted near term charter rates constituted impairment triggering events for one additional 2002-built VLCC, one Aframax, two LR1s, and four MRs as of December 31, 2020.

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

International Seaways, Inc.

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

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests as of December 31, 2020, the Company utilized weighted probabilities assigned to possible outcomes for the vessels that the Company was considering selling or recycling before the end of their respective useful lives. The Company made assumptions about future performance, with significant assumptions being related to charter rates, operating expenses, utilization, drydocking and capital expenditure requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions were based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) rates as forecasted by third-party analysts, and (ii) the trailing 12-year historical average rates, based on monthly average rates published by a third-party maritime research service. Management used the published 12-year historical average rates in its assumptions because it was management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of rates forecasted by third-party analysts and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and capital expenditures and drydocking requirements were based on historical and budgeted costs and were adjusted for assumed inflation. Utilization was based on historical levels achieved and estimates of a residual value for recycling were based upon published 12-year historical data or the pattern of steel recycling prices used in management’s evaluation of salvage value for purposes of recording depreciation.

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

Vessel Acquisitions and Construction Commitments

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels will be approximately $290.0 million, which will be paid for through a combination of cash on hand and funds drawn from the BoComm Lease Financing (See Note 10, “Debt”). Accumulated expenditures of $49.3 million (including capitalized interest costs of $0.6 million) are included in vessels construction in progress in the accompanying consolidated balance sheet as of December 31, 2021. The remaining commitments on the contracts for the construction of these vessels as of December 31, 2021 was $240.2 million, of which the BoComm Lease Financing is expected to provide additional funding of $235.2 million over the course of the construction and delivery of the three vessels.

See Note 2, “Merger Transaction” for a description of the acquisition of 64 vessels through a stock-for-stock merger.

In December 2019, the Company entered into a memorandum of agreement for the acquisition of a 2009-built LR1 for a purchase price of $18.8 million, which was delivered during the first quarter of 2020.

International Seaways, Inc.

Disposal/Sales of Vessel and Other Property

During 2021, the Company recognized a net aggregate gain of $12.8 million on disposal of a 2002-built VLCC, four 2002-built Panamaxes, a 2003-built Panamax, a 2006-built Suezmax, a 2007-built Handysize product carrier, a 2006-built Handysize product carrier, and seven MRs, which were built between 2006 and 2009. See Note 8, “Variable Interest Entities,” for a description of the distribution of a 2016-built Suezmax in which the Company had a 51% interest to its joint venture partner in connection with the dissolution of the joint venture.

In January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR and the purchase of a 2011-built LR1 with the same counterparty, with an expected net cash payment of $3.0 million for the difference in value between the two vessels. The Company made a deposit of $2.0 million for the purchase of the 2011-built LR1 and a refundable performance guarantee of $2.0 million for the sale of the 2010-built MR. Both transactions are expected to close in early March 2022.

In February 2022, the Company entered into a memorandum of agreement for the sale of a 2004-built Panamax, which is expected to be delivered to the buyer in the second quarter of 2022. The Company expects to record a loss on the sale of the vessel, as the average price in the range of sales prices in the memorandum of agreement is less than the vessel’s December 31, 2021 carrying value by approximately $1.1 million. Accordingly, an impairment charge will be recorded on the vessel in the first quarter of 2022 when the probability of the disposal of the vessel prior to the end of its useful life became significant.

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

During 2019, the Company recognized a net aggregate loss of $0.3 million on disposal of two 2004-built MRs.

Drydocking activity for the three years ended December 31, 2021 is summarized as follows:

(Dollars in thousands)	2021	2020	2019
Balance at January 1	$36,334	$23,125	$16,773
Additions	40,823	27,835	21,086
Sub-total	77,157	50,960	37,859
Drydock amortization	(14,566)	(11,780)	(14,685)
Amount charged to gain or loss on disposal of vessels	(6,838)	(2,846)	(49)
Balance at December 31	$55,753	$36,334	$23,125

The total additions above will differ from payments for drydocking as shown in the consolidated statements of cash flows because of the timing of when payments were made.

NOTE 7 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method.

FSO Joint Venture

As of December 31, 2021, the Company had a 50% interest in two joint ventures with Euronav NV. The two joint ventures converted two ULCCs to Floating Storage and Offloading Service vessels (collectively the “FSO Joint Venture”). In May 2017, the FSO Joint Venture signed two five-year service contracts with North Oil Company (“NOC”), the operator of the Al Shaheen oil field, off the coast of Qatar, relating to the two FSO service vessels. The shareholders of NOC are Qatar Energy and Total E&P Golfe Limited. In October 2020, the FSO Joint Venture signed a 10-year extension on each of the existing service contracts with NOC relating to the two FSO service vessels. Such extensions shall commence in direct continuation of the existing contracts, which were originally scheduled to expire during the third quarter of 2022.

International Seaways, Inc.

The FSO Joint Venture financed the purchase of the two ULCCs from each of Euronav NV and INSW and their conversion costs through partner loans and a long-term bank financing which was paid off in July 2017. On March 29, 2018, the FSO Joint Venture executed an agreement on a $220 million secured credit facility (the “FSO Loan Agreement”). The FSO Loan Agreement is among TI Africa and TI Asia, as joint and several borrowers, ABN AMRO Bank N.V. and ING Belgium SA/NV, as Lenders, Mandated Lead Arrangers and Swap Banks, and ING Bank N.V., as Agent and as Security Trustee. The FSO Loan Agreement provides for (i) a term loan of $110 million (the “FSO Term Loan”), which is repayable in scheduled quarterly installments over the course of the two service contracts in effect for the FSO Asia and FSO Africa with North Oil Company, maturing in July 2022 and September 2022, respectively; and (ii) a revolving credit facility of $110 million (the “FSO Revolver”), which revolving credit commitment reduces quarterly over the course of the foregoing two service contracts. INSW provided a guarantee for the $110 million FSO Term Loan portion of the facility and Euronav provided a guarantee for the $110 million FSO Revolver. The FSO Joint Venture drew down and distributed the entire $110 million of proceeds of the FSO Term Loan on April 26, 2018 to INSW, which used the proceeds for general corporate purposes, including to fund partially the purchase of six VLCCs in June 2018. The FSO Joint Venture also borrowed the entire $110 million available under the FSO Revolver and distributed the proceeds on April 26, 2018 to Euronav. The FSO Term Loan and the FSO Revolver are secured by, among other things, a first preferred vessel mortgage on the FSO Africa and FSO Asia, an assignment of the service contracts for the FSO Africa and FSO Asia and the aforementioned guarantees of the FSO Term Loan by INSW and the guarantee of the FSO Revolver by Euronav. The FSO Loan Agreement has a financial covenant that the Debt Service Cover Ratio (as defined in the agreement) shall be equal to or greater than 1.10 to 1.00. Approximately $19.8 million and $45.2 million was outstanding under each of the FSO Term Loan and the FSO Revolver, respectively, as of December 31, 2021 and 2020, respectively. The FSO Joint Venture agreed to pay a commitment fee (“FSO Commitment Fee”) of 0.7% on any undrawn amount under the FSO Revolver. INSW agreed to pay Euronav through July 2021 for the FSO Asia and September 2021 for the FSO Africa, an amount equal to the first 0.3% of the 0.7% FSO Commitment Fee and, to the extent the FSO Revolver is fully drawn, to pay Euronav an amount equal to the first 0.3% of the amount of loan interest payable under the FSO Revolver.

Interest payable on the FSO Term Loan and on the FSO Revolver is based on three-month, six-month or twelve-month LIBOR, as selected by the FSO Joint Venture, plus a 2.00% margin. The FSO Joint Venture has entered into swap transactions, which fix the interest rate on the FSO Loan Agreement at a blended rate of approximately 4.858% per annum, effective as of June 29, 2018. The interest rate swap covers a notional amount of $39.5 million and $90.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the FSO Joint Venture had a liability of $0.5 million and $2.4 million, respectively, for the fair value of the swaps associated with the FSO Joint Venture. The Company’s share of the effective portion of such amounts, aggregating a loss of $0.2 million and $1.2 million at December 31, 2021 and 2020, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the “Guarantee Facility”). INSW severally guarantees the obligations of the FSO Joint Venture pursuant to the Guarantee Facility. The Guarantee Facility will expire at the commencement of the 10-year extension of the FSO service contracts with NOC.

INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW is in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of December 31, 2021 the maximum aggregate potential amount of future principal payments (undiscounted) relating to the FSO Joint Venture’s secured bank debt and interest rate swap obligations that INSW could be required to make was $20.0 million, and the carrying value of the Company’s guaranty of such FSO Joint Venture obligations in the accompanying consolidated balance sheet as of December 31, 2021 was nil.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which the Company held a 49.9% interest ordered four LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that was nonrecourse to the partners and partner contributions.

On October 7, 2019, the Company sold its 49.9% ownership interest in the LNG Joint Venture to Nakilat pursuant to a share purchase agreement. The purchase price for the transaction was $123.0 million, excluding fees and expenses. The share purchase agreement

International Seaways, Inc.

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

Impairment of Equity Method Investments

Management gave consideration as to whether events or changes in circumstances had occurred since December 31, 2018, 2019, and 2020 respectively, that could indicate that the carrying amounts of its investments in the FSO Joint Venture were not recoverable as of December 31, 2019, 2020 and 2021, respectively. Management concluded that no such events or changes in circumstances had occurred during the years ended December 31, 2019, 2020 and 2021.

Financial Information of Significant Equity Method Investments

Investments in and advances to affiliated companies as reflected in the accompanying consolidated balance sheet as of December 31, 2021 consisted of: FSO Joint Venture of $141.6 million and Other of $38.7 million, which primarily relates to working capital deposits that the Company maintains for commercial pools in which it participates.

Financial information for the equity method investees that were significant for the three years ended December 31, 2021, including the results of the LNG Joint Venture prior to the sale on October 7, 2019, adjusted for basis and accounting policy differences, is as follows:

(Dollars in thousands)	2021	2020	2019
Shipping revenues	$104,977	$105,053	$193,446
Ship operating expenses	(58,310)	(58,858)	(103,499)
Income from vessel operations	46,667	46,195	89,947
Other income/(loss)	(10)	22	1,459
Interest expense	(3,938)	(6,571)	(32,752)
Income tax provision	(3,963)	(36,404)	(3,399)
Net income	$38,756	$3,242	$55,255

Percentage of ownership in equity investees	50.0%	50.0%	49.9% - 50.0%
Equity in income of affiliated companies, before consolidating and reconciling adjustments	$19,378	$1,621	$27,606

Gain on sale of investments in affiliated companies	—	—	3,033
Release other comprehensive loss upon sale of investment in affiliated companies	—	—	(21,615)
Amortization of deferred gain on 2009 sale of TI Africa to FSO Joint Venture	2,333	2,385	2,395
Amortization of interest capitalized during construction of LNG vessels	—	—	(320)
Other	127	113	114
Equity in income of affiliated companies	$21,838	$4,119	$11,213

The 2020 income tax provision reflects a $32.8 million noncash deferred tax provision recorded by the FSO Joint Venture in the fourth quarter of 2020, which was related to the execution of 10-year extensions on each of the joint venture’s existing service contracts in October 2020. The deferred tax provision relates to temporary differences between the financial reporting and tax basis of the FSO Vessels, which are scheduled to reverse over the period from the expiry of the current service contracts in 2022 through the expiry of the extended contracts in 2032.

International Seaways, Inc.

The tables below present the financial position for the equity method investees and a reconciliation of the Company’s share of the joint ventures’ total equity to the investments in and advances to affiliates line on the consolidated balance sheets as of December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Current assets	$20,789	$20,154
Vessels, net	457,206	490,093
Total assets	$477,995	$510,247

Current liabilities	$49,294	$59,567
Long-term debt and other non-current liabilities	57,947	111,263
Equity	370,754	339,417
Total liabilities and equity	$477,995	$510,247

Percentage of ownership in equity investees	50.0%	50.0%
INSW share of affiliate's equity, before consolidating and reconciling adjustments	$185,377	$169,708

2016 impairment of equity method investments in FSO Joint Venture	(30,475)	(30,475)
Advances from shareholders of FSO Joint Venture (1)	11,465	16,665
Unamortized deferred gain on 2009 sale of TI Africa to FSO Joint Venture, net	(24,775)	(27,156)
INSW guarantee for FSO Term Loan	—	44
Other (2)	38,739	13,138
Investments in and advances to affiliated companies	$180,331	$141,924
(1)	Such advances are unsecured, interest free and not repayable within one year.
(2)	Primarily relates to working capital deposits that the Company maintains with the commercial pools in which it participates.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 14, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

NOTE 8 —VARIABLE INTEREST ENTITIES (“VIEs”):

Commercial pools in which the Company participates operate a large number of vessels as an integrated transportation system, which offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pools at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, INSW has the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that all of the pools and all of the joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

INSW reviewed the legal documents that govern the creation and management of the VIEs and also analyzed its involvement to determine if INSW was a primary beneficiary in any of these VIEs. A VIE for which INSW is determined to be the primary beneficiary is required to be consolidated in its financial statements.

Consolidated VIEs

In connection with the Merger, the Company acquired 51% of the net assets of two joint ventures which were determined to be VIEs for which the Company is considered the primary beneficiary as the Company has the ability to direct the activities that most significantly impact the VIEs’ economic performance. The results of operations and balance sheets of these VIEs are included in our consolidated financial statements.

Diamond Anglo Ship Management Pte. Ltd. — Diamond Anglo Ship Management Pte. Ltd. (“DASM”) was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third-party, to provide ship

International Seaways, Inc.

management services to some of Diamond S’ vessels. DASM is owned 51% by the Company and 49% by AE Holdings. AE Holdings does not participate in the income or equity of DASM.

NT Suez Holdco LLC — The NT Suez Holdco LLC (“NT Suez”) joint venture was formed in September 2014 to purchase two Suezmax newbuildings. The two vessels were delivered in October and November 2016. NT Suez is owned 51% by the Company and 49% by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). WLR/TRF is indirectly owned by funds managed or jointly managed by WL Ross & Co, LLC (“WLR”), including WLR Recovery Fund V DSS AIV, L.P. and WLR V Parallel ESC, L.P., which are also shareholders of the Company. The results attributable to the 49% interest in NT Suez held by WLR/TRF is included in net loss attributable to noncontrolling interest in the accompanying consolidated statements of operations.

On November 12, 2021, the Company and WLR/TRF competed the dissolution of the NT Suez joint venture and repaid all outstanding amounts under the $66 Million Credit Facility previously entered into by NT Suez for the purpose of financing the two Suezmax tankers controlled by NT Suez (See Note 10, “Debt”). The dissolution resulted in the distribution of one Suezmax tanker to each partner through a transfer of the shares of the two vessel-owning subsidiaries of NT Suez. Following the dissolution, the Company owns all of the interest in NT Suez One LLC, the entity that owns the Loire and WLR/TRF owns all of the interest in NT Suez Two LLC, the entity that owns the Namsen. In connection with the dissolution of the joint venture, NT Suez made a cash distribution of $5.3 million to WLR/TRF. Supplemental cash flow information for the year ended December 31, 2021 associated with the derecognition of assets, liabilities, and corresponding noncontrolling interest related to NT Suez were non-cash investing activities as follows:

Derecognition of noncontrolling interest (dollars in thousands):
Voyage receivables	$203
Other receivables	91
Inventories	219
Prepaid expenses and other current assets	2
Vessels	45,791
Deferred drydock expenditures, net	1,812
Time charter contracts acquired, net	1,076
Accounts payable, accrued expenses and other current liabilities	(3,628)
Current installments of long-term debt	(22,106)
Noncontrolling interest	(23,460)
$—

Unconsolidated VIEs

The formation agreements for the commercial pools state that the board of the pool has decision making power over their significant decisions. In addition, all such decisions must be approved unanimously by the board. Since INSW shares power to make all significant economic decisions that affect the pools and does not control a majority of the board, INSW is not considered a primary beneficiary of the pools.

The formation agreements of the two FSO joint ventures state that all significant decisions must be approved by the majority of the board. As a result, INSW shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, INSW accounts for these investments under the equity method of accounting.

The FSO joint ventures’ formation agreements require INSW and its joint venture partner to provide financial support as needed. INSW has provided and will continue to provide such support as described in Note 7, “Equity Method Investments.”

International Seaways, Inc.

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the unconsolidated VIEs as of December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Investments in Affiliated Companies	$178,933	$140,651

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and the Company’s potential obligations under its guarantee of the FSO Term Loan and associated interest rate swap. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2021:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$—	$198,923

In addition, as of December 31, 2021, the Company had approximately $96.7 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2021.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2
December 31, 2021:
Cash and cash equivalents (1)	$98,933	$98,933	$—
$390 Million Facility Term Loan	(191,050)	—	(191,050)
$525 Million Facility Term Loan	(216,289)	—	(216,289)
$525 Million Facility Revolving Loan	(44,193)	—	(44,193)
$360 Million Facility Term Loan	(105,325)	—	(105,325)
$360 Million Facility Revolving Loan	(38,889)	—	(38,889)
Macquarie Credit Facility	(19,475)	—	(19,475)
ING Credit Facility	(25,000)	—	(25,000)
Ocean Yield Lease Financing	(370,305)	—	(370,305)
BoComm Lease Financing	(9,608)	—	(9,608)
Toshin Lease Financing	(16,995)	—	(16,995)
COSCO Lease Financing	(52,746)	—	(52,746)
8.5% Senior Notes	(25,940)	(25,940)	—

December 31, 2020:
Cash and cash equivalents (1)	$215,677	$215,677	$—
$390 Million Facility Term Loan	(271,571)	—	(271,571)
Sinosure Credit Facility	(246,127)	—	(246,127)
8.5% Senior Notes	(25,697)	(25,697)	—
(1)	Includes non-current restricted cash of $1.1 million and $16.3 million at December 31, 2021 and 2020, respectively.

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

International Seaways, Inc.

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

The Company determined that as of September 30, 2019, the outstanding principal on the 2017 Term Loan Facility would fall below the notional amount of the Interest Rate Collar during its term as a result of a $100 million prepayment made on October 8, 2019 using a substantial portion of the proceeds from the sale of the LNG Joint Venture (See Note 7, “Equity Method Investments”). Accordingly, hedge accounting on the Interest Rate Collar was discontinued as of September 30, 2019 and beginning in October 2019, changes in the mark-to-market valuation of the Interest Rate Collar were no longer deferred through other comprehensive income/(loss) and amounts previously deferred in accumulated other comprehensive loss remained so classified until the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Changes in the fair value of the Interest Rate Collar recorded through earnings during the last quarter of 2019 totaled an aggregate gain of $0.9 million. In addition, as of December 31, 2019, the Company released accumulated other comprehensive loss of $0.5 million to earnings as it was probable that the expected notional amount of the re-designated hedge will fall below the notional amount of the Interest Rate Collar.

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

The Company was also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converted the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.99% through the termination date of March 21, 2022. The interest rate swap agreement was designated and qualified as a cash flow hedge and contained no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement did not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and was deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative was bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component was recorded in current and noncurrent other liabilities on the consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statement of cash flows. In November 2021, the Company refinanced the Sinosure Credit Facility (see Note 10, “Debt”) and terminated the hybrid instrument with a cash payment of $11.7 million. Upon termination, a $4.1 million loss associated with the embedded derivative component of the hybrid instrument remains in accumulated other comprehensive loss until the forecasted interest accrual transactions either affect earnings or become not probable of occurring, and a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument was recognized in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2021.

In connection with the Merger, the Company assumed the interest rate swap agreements associated with the $525 Million Facility Term Loan (see Note 10, “Debt”). The interest rate swap agreements cover a notional amount of $155.1 million of the $216.3 million outstanding balance of the $525 Million Facility Term Loan, that effectively converts the Company’s interest rate exposure from a

International Seaways, Inc.

three-month LIBOR floating rate to an average fixed rate of 0.54% through the maturity date of December 23, 2024. The interest rate swap agreement has been designated and qualifies as a cash flow hedge and contains no leverage features.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2021 and 2020:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Accounts payable, accrued expenses and other current liabilities	Other liabilities
December 31, 2021:
Derivatives designated as hedging instruments:
Interest rate swaps	$1,296	$(2,539)	$(757)	$—	$—
Total	$1,296	$(2,539)	$(757)	$—	$—

December 31, 2020:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,129	$(4,121)	$(6,155)	$—	$—

Other-than-insignificant financing element of derivatives:
Interest rate swaps(1)	—	—	—	(2,979)	(14,051)
Total	$2,129	$(4,121)	$(6,155)	$(2,979)	$(14,051)
(1)	Represents the financing element of the hybrid instrument discussed above, which is recorded at amortized cost.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive loss excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three years ended December 31, 2021 follows:

(Dollars in thousands)	2021	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$9,404	$(20,123)	$(15,221)
Interest rate cap/collar	—	—	(3,905)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	(1,508)	(1,380)	—
Total other comprehensive loss	$7,896	$(21,503)	$(19,126)

International Seaways, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2021 is shown below:

(Dollars in thousands)	2021	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$4,752	$4,571	$1,467
Interest rate cap/collar	—	—	99

Discontinued hedging instruments:
Interest rate collar	—	1,352	(65)
Interest rate swap	379	—	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	5,245	3,376	—
Total interest expense	$10,376	$9,299	$1,501

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

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	Fair Value	Level 2(1)
Assets/(Liabilities) at December 31, 2021:
Derivative Assets (interest rate swaps)	$1,296	$1,296
Derivative Liabilities (interest rate swaps)	(3,296)	(3,296)

Assets/(Liabilities) at December 31, 2020:
Derivative Assets (interest rate swaps)	$2,129	$2,129
Derivative Liabilities (interest rate swaps)	(10,276)	(10,276)
(1)	Fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which an impairment charge was recognized for the year ended December 31, 2021:

			Impairment
(Dollars in thousands)	Fair Value	Level 2	Charges
Assets:
Crude Tankers - Vessels held for sale (1)(2)	$6,542	$6,542	$(3,497)
(1)	Pre-tax held-for-sale impairment charge of $3.5 million related to one Panamax in the Crude Tanker segment was recorded during the three-month period ended June 30, 2021, including a charge of $3.4 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million.
(2)	Fair value measurement of $6.5 million at June 30, 2021 used to determine the impairment was based upon a market approach, which considered the expected sale price of the vessel based on executed memorandum of agreement for the sale of the vessel as discussed in Note 6, "Vessels, Deferred Drydock and Other Property." Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

International Seaways, Inc.

NOTE 10 —DEBT:

During 2021, the Company entered into a number of sale and leaseback transactions. The Company’s obligations under these transactions are secured by, among other things, assignments of earnings and insurances and stock pledges and account charges in respect of the subject vessels. The arrangements also contain customary events of default, including cross-default provisions as well as subjective acceleration clauses under which the lessor could cancel the lease in the event of a material adverse change in the Company’s business. For each arrangement, the Company evaluated whether, in substance, these transactions are leases or merely a form of financing. As a result of this evaluation, we concluded that each agreement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842 and ASC 606 due to the fixed price seller repurchase options and/or mandatory seller repurchase obligations terms included in the arrangements.  Accordingly, the cash received in the transactions has been accounted for as a liability, and such arrangement has been recorded at amortized cost using the effective interest method, with the corresponding vessels remaining on the consolidated balance sheet at cost, less accumulated depreciation.

The balances in the following table reflect the amounts due under the Company’s unsecured debt facilities, secured debt facilities and secured lease financing arrangements, net of any unamortized deferred financing fees or discounts/premiums:

(Dollars in thousands)	December 31, 2021	December 31, 2020
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $2,357 and $4,145	$188,693	$267,427
$525 Million Facility Term Loan, due 2024	216,289	—
$525 Million Facility Revolving Loan, due 2024	44,193	—
$360 Million Facility Term Loan, due 2024	105,325	—
$360 Million Facility Revolving Loan, due 2024	38,889	—
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $755	18,720	—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $546	24,454	—
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,799	366,506	—
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $114	9,494	—
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $428	16,567	—
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,353	51,393	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $538 and $855	24,462	24,145
Sinosure Credit Facility, net of unamortized deferred finance costs of $1,884	—	244,243
	1,104,985	535,815
Less current portion	(178,715)	(61,483)
Long-term portion	$926,270	$474,332

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

International Seaways, Inc.

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

The sale and delivery of seven MRs, one Suezmax, and two Handysize product carriers during 2021 reduced the number of vessels collateralizing the Amended and Restated $525 Million Credit Agreement and the Amended and Restated $360 Million Credit Agreement to 34 and 18 vessels, respectively, reduced the availability under the $525 Million Facility Revolving Loan and the $360 Million Facility Revolving Loan to $144.2 million and $38.9 million, respectively and also resulted in a reduction in the scheduled future principal amortization under both facilities. As of December 31, 2021, $44.2 million and $38.9 million under the $525 Million Facility Revolving Loan and the $360 Million Facility Revolving Loan was drawn, respectively. And the available amount under the $525 Million Facility Revolving Loan and the $360 Million Facility Revolving Loan was $100.0 million and nil.

The Company also assumed a $66 million five-year senior secured term loan facility (the “$66 Million Credit Facility”) entered into by NT Suez with Credit Agricole Corporate and Investment Bank (“CA-CIB”) and a syndicate of financial institutions arranged by CA-CIB on August 9, 2016 for the purpose of financing two vessels controlled by NT Suez (see Note 8, “Variable Interest Entities”). The $66 Million Credit Facility, which was collateralized by the two vessels, was a nonrecourse term loan with reductions that were based on a 15-year amortization schedule and was payable on a quarterly basis with a balloon repayment upon maturity on November 18, 2021. The $66 Million Credit Facility bore interest at LIBOR plus a margin of 3.25%. The outstanding principal amount under the $66 Million Credit Facility assumed by the Company at the Effective Time was $45.2 million.

On November 12, 2021, the Company and WLR/TRF competed the dissolution of the NT Suez joint venture and repaid all outstanding amounts under the $66 Million Credit Facility (see Note 8, “Variable Interest Entities”).

Macquarie Credit Facility

On September 30, 2021, the Company, Seaways Shipping II Corporation, a wholly owned subsidiary of the Company, and Seaways Shipping II Corporation’s three vessel owning subsidiaries, the borrowers, executed a credit agreement for a $20.0 million term loan facility with Macquarie Bank Limited, London Branch, as lender, facility agent and security agent (the “Macquarie Credit Facility”). The Macquarie Credit Facility is comprised of three loans, each secured by a first lien on one of three LR1s owned by the Company, along with their respective earnings, insurances and certain other assets, as well as certain additional assets of the Company’s subsidiaries. The facility bears interest at LIBOR plus a margin of 3.825%. The loan amortizes in quarterly installments varying in amount between $0.5 million to $0.9 million commencing December 31, 2021, and matures on March 31, 2025, with a balloon payment of approximately $11.7 million due at maturity. The maturity date for the loan is subject to acceleration upon the occurrence of certain events as described in the credit agreement. The Macquarie Credit Facility is guaranteed by the Company and Seaways Shipping II Corporation. The full $20.0 million was drawn down on September 30, 2021 and the Company incurred issuance and other debt financing costs of $0.8 million on this transaction.

ING Credit Facility

On November 12, 2021, the Company, together with its indirect subsidiaries Diamond S Shipping Inc. (together with the Company, the “Guarantors”) and NT Suez One LLC, the borrower, entered into a credit agreement for a $25 million term loan facility with ING Bank N.V., London Branch, as lender, administrative agent, collateral agent and security trustee (the “ING Credit Facility”). The ING Credit Facility is secured by a first lien on the Suezmax owned by NT Suez One LLC, along with its earnings, insurances and certain other assets. The full $25 million was drawn down on November 12, 2021 and the Company incurred issuance and other debt financing costs of $0.6 million on this transaction. Interest on the loan is based upon LIBOR plus a margin of 2%. The loan amortizes in quarterly installments of approximately $0.5 million commencing in February 2022 and matures on the fifth anniversary of the borrowing date in November 2026 with a final balloon payment due at maturity in an amount equal to the remaining principal amount of the loan outstanding on that date. The maturity date is subject to acceleration upon the occurrence of certain events as described in the ING Credit Facility.

International Seaways, Inc.

The Company used substantially all of the proceeds of the loan under the ING Credit Facility to repay approximately one-half of the principal and interest amount due under the $66 Million Credit Facility (approximately $22.0 million), with the remaining balance outstanding being repaid by the other shareholder in NT Suez (see Note 8, “Variable Interest Entities”), WLR/TRF.

Ocean Yield Lease Financing

On October 26, 2021, the Company entered into lease financing arrangements with Ocean Yield ASA for the sale and leaseback of the six VLCCs that previously collateralized the Sinosure Credit Facility, for a total net sale price of $374.6 million (the “Ocean Yield Lease Financing”). The proceeds from the transactions, which were received on November 8, 2021, were used to prepay the $228.4 million outstanding loan balance under the Sinosure Credit Facility, with the balance intended for general corporate purposes, which included a $100.0 million voluntary prepayment on the $525 Million Facility Revolving Loan. The Company incurred issuance and other debt financing costs of $3.9 million on this transaction. Under these lease financing arrangements, each of the six VLCCs is subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term equal to the outstanding principal balance of $82.5 million in total at that date. Charter hire under these arrangements is comprised of a fixed monthly repayment amount aggregating $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%. The terms and conditions, including financial covenants, of the arrangements are in-line with those within the Company’s existing debt facilities.

BoComm Lease Financing Relating to Dual-Fuel LNG VLCC Newbuilds

On November 15, 2021, the Company and three of its vessel-owning indirect subsidiaries entered into a series of sale and leaseback arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) in connection with the construction of three dual-fuel LNG VLCC newbuilds (the “BoComm Lease Financing”). The three newbuilds are currently scheduled for delivery during the first quarter of 2023. BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. The BoComm Lease Financing is expected to provide funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. The outstanding principal amount and undrawn amount under the BoComm Lease Financing as of December 31, 2021 was $9.6 million and $235.2 million, respectively. As of December 31, 2021, the Company has incurred issuance and other debt financing costs of $3.2 million on this transaction. The predelivery interest rate is 3.5% and there is a commitment fee of 1% on the undrawn funding, both payable immediately prior to the delivery of each of the three vessels. The related fixed rate bareboat charter-in lease agreements for the three VLCC tankers run for a period of seven years beginning on the date on which the vessels are delivered from the yard where they are being constructed, and include purchase options and other customary terms and conditions for sale and leaseback transactions.

Toshin Lease Financing

On December 7, 2021, the Company entered into lease financing arrangement with Toshin Co., Ltd (“Toshin”) for the sale and leaseback of a 2012-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $17.1 million (the “Toshin Lease Financing”). The transaction generated $6.9 million net proceeds, after prepaying $10.2 million of the

$390 Million Facility Term Loan. The Company also incurred issuance and other debt financing costs of $0.4 million on this transaction. Under the lease financing arrangement, the vessel is subject to a 10-year fixed rate bareboat charter at a bareboat rate of $6,200 per day for the first three years, $6,000 per day for the second three years, and $5,700 per day for the last four years, with purchase options exercisable commencing at the end of the fourth year and purchase obligation at the end of the 10-year term for $1.0 million.

COSCO Lease Financing

On December 23, 2021, the Company entered into lease financing arrangements with Oriental Fleet International Company Limited (“COSCO Shipping”) for the sale and leaseback of an Aframax and an LR2, both $390 Million Facility Collateral Vessels, for a net sale price of $54.0 million in total (the “COSCO Lease Financing”). The transactions generated $19.9 million net proceeds, after prepaying $34.1 million of the $390 Million Facility Term Loan. The Company also incurred issuance and other debt financing costs of $1.4 million on this transaction. Under these lease financing arrangements, each of the two vessels is subject to a seven-year bareboat charter with purchase options exercisable commencing after the end of the second year and purchase obligations at the end of the seven-year term equal to the outstanding principal balance of $18.9 million at that date. Charter hire under these arrangements is

International Seaways, Inc.

comprised of a fixed quarterly repayment amount aggregating $1.3 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 3.90%. The terms and conditions, including financial covenants, of the arrangements are in-line with those within the Company’s existing debt facilities.

Hyuga Lease Financing

On January 14, 2022, the Company entered into lease financing arrangement (the “Hyuga Lease Financing”) with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of one MR, which was a $390 Million Facility Collateral Vessels, for a net sale price of $16.7 million. The transaction generated $5.7 million net proceeds, after prepaying $11.0 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to a nine-year bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with purchase options exercisable commencing at the end of the fourth year and purchase obligation at the end of the nine-year term for $1.5 million.

$390 Million Credit Facility

On January 23, 2020, the Company, International Seaways Operating Corporation, the borrower, and certain of their subsidiaries entered into a credit agreement (the “Credit Agreement”) comprising $390 million of secured debt facilities (the “$390 Million Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), ABN AMRO Capital USA LLC (“ABN”), Crédit Agricole Corporate & Investment Bank, DNB Capital LLC and Skandinaviska Enskilda Banken AB (PUBL), or their respective affiliates, as mandated lead arrangers and bookrunners, and BNP Paribas and Danish Ship Finance A/S, as lead arrangers. Nordea is acting as administrative agent, collateral agent and security trustee under the Credit Agreement, and ABN is acting as sustainability coordinator.

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

The $390 Million Facility Term Loan and the $390 Million Facility Revolving Loan were secured by a first lien on 14 of the Company’s vessels built in 2009 or later (the “$390 Million Facility Collateral Vessels”), along with their earnings, insurances and certain other assets, while the $390 Million Facility Transition Term Loan was secured by a first lien on 12 of the Company’s vessels built in 2006 or earlier (the “Transition Collateral Vessels”), along with their earnings, insurances and certain other assets. In addition, both facilities are secured by liens on the collateral relating to the other facilities, as well as certain additional assets of the Borrower.

On January 28, 2020, the available amounts under the $390 Million Facility Term Loan and the $390 Million Facility Transition Term Loan were drawn in full, and $20 million of the $40 million available under the $390 Million Facility Revolving Loan was also drawn. Those proceeds, together with available cash, were used to (i) repay the $331.5 million outstanding principal balance under the 2017 Debt Facilities, (ii) repay the $23.2 million outstanding principal balance under the ABN Term Loan Facility, (iii) repurchase the $27.9 million outstanding principal amount of the Company’s 10.75% subordinated notes due 2023 issued pursuant to an indenture dated June 13, 2018 with GLAS Trust Company LLC, as trustee, as amended, and (iv) pay certain expenses related to the refinancing, including certain structuring and arrangement fees, commitment, legal and administrative fees.

The $390 Million Facility Term Loan amortizes in 19 quarterly installments commencing June 30, 2020 of approximately $9.5 million and matures on January 23, 2025, with a balloon payment of approximately $120 million due at maturity. The $390 Million Facility Revolving Loan also matures on January 23, 2025. The $390 Million Facility Transition Term Loan was scheduled to amortize in 10 quarterly installments of $5 million commencing March 31, 2020 through June 30, 2022. The maturity dates for the facilities are subject to acceleration upon the occurrence of certain events (as described in the Credit Agreement).

On March 4, 2020, the $20 million outstanding balance under the $390 Million Facility Revolving Loan was repaid in full using available cash on hand and on August 10, 2020, the $40 million outstanding principal balance under the $390 Million Facility Transition Term Loan was repaid in full using available cash on hand.

On April 27, 2020, the Company entered into a first amendment (the “First Amendment”) of the $390 Million Credit Facility. The First Amendment, among other things, (i) corrects the definition of “Adjusted LIBOR Rate” to reflect the zero percent LIBOR floor previously agreed among the parties; (ii) clarifies the definition of “Permitted Charter” by noting that the time period specified therein

International Seaways, Inc.

does not include any specified or actual redelivery period extending past the initial charter term, and (iii) permits electronic execution of documents relating to the Credit Agreement.

On December 30, 2021, the Company entered into a second amendment (the “Second Amendment”) of the $390 Million Credit Facility. The Second Amendment clarifies that the mandatory prepayment related to any asset sale or sale and leaseback transaction in respect of a $390 Million Facility Collateral Vessel shall take into consideration any undrawn amounts under the $390 Million Facility Revolving Loan.

Mandatory principal prepayments totaling $44.3 million were made during the fourth quarter of 2021 in connection with the sale and leaseback transactions for three of the $390 Million Facility Collateral Vessels. This resulted in a reduction of quarterly principal amortization installments to $7.7 million.

Interest on the $390 Million Facility Term Loan and the $390 Million Facility Revolving Loan is calculated based upon LIBOR plus the Applicable Margin (each as defined in the Credit Agreement). The initial Applicable Margin of 2.60%, will be adjusted down or up by 0.20% based on the Company’s total leverage ratio, with a leverage ratio of less than 4.0:1 reducing the Applicable Margin to 2.40% and a leverage ratio of 6.0:1 or greater increasing the Applicable Margin to 2.80%. Borrowings under the Transition Term Loan Facility bore interest at LIBOR plus 3.50%.

The $390 Million Credit Facility also includes a sustainability-linked pricing mechanism. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the International Maritime Organization’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is to be calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios relative to established de-carbonization trajectories. The Company will be required to deliver a sustainability certificate commencing with the year ending December 31, 2021. If the fleet sustainability score in respect of the relevant year is lower than the fleet sustainability score for the prior year, the Applicable Margin will be decreased by 0.025% per annum, while if the score is higher than that of the previous year, the Applicable Margin will be increased by that same amount (but in no case will any such adjustment result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.025% per annum in the aggregate).

Sinosure Credit Facility

In June 2018, as part of the acquisition of six VLCCs, the Company financed the acquisition price of $434 million with the assumption of debt secured by the six vessels under a China Export & Credit Insurance Corporation (“Sinosure”) credit facility funded by The Export-Import Bank of China, Bank of China (New York Branch) and Citibank, N.A. The Company acceded as a guarantor to the Sinosure Credit Facility agreement originally dated November 30, 2015, as amended; and as amended and restated by an amending and restating agreement dated June 13, 2018 (the “2018 Amending and Restating Agreement”), by and among Seaways Subsidiary VII, Inc., Seaways Holding Corporation, a wholly owned subsidiary of the Company, the Company, Citibank, N.A. (London Branch), the Export-Import Bank of China and Bank of China (New York Branch) (and its successors and assigns) and certain other parties thereto (the “Sinosure Credit Facility”). The Sinosure Credit Facility was a term loan facility comprised of six loans, each secured by one of the six VLCCs. As of the closing date of the acquisition of the six VLCCs, it had a principal amount outstanding of $310.9 million and bore interest at a rate of three-month LIBOR plus a margin of 2%. Each loan under the Sinosure Facility required quarterly amortization payments of 1 2/3% (based on the original outstanding amount of each Vessel loan) together with a balloon repayment payable on the termination date of each loan. Each of the loans under the Sinosure Credit Facility was scheduled to mature 144 months after its initial utilization date. The 2018 Amending and Restating Agreement effected certain amendments to the Original Sinosure Facility as agreed between the parties thereto and necessitated by the transaction. The Sinosure Credit Facility was guaranteed by the Company and Seaways Holding Corporation.

On November 8, 2021, the $228.4 million outstanding loan balance under the Sinosure Credit Facility was paid in full using part of the proceeds from the Ocean Yield Lease Financing. Approximately $16.1 million of cash that was restricted by the Sinosure Credit Facility was released as a result of the prepayment of the outstanding loan balance.

8.5% Senior Notes

International Seaways, Inc.

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

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of December 31, 2021.

The $390 Million Credit Facility, the Amended and Restated $525 Million Credit Agreement, the Amended and Restated $360 Million Credit Agreement, the Macquarie Credit Facility, the ING Credit Facility and certain of the Company’s lease financing arrangements contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility.

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

International Seaways, Inc.

Interest Expense

The following table summarizes interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2021, 2020 and 2019 with respect to the Company’s debt facilities:

(Dollars in thousands)	2021	2020	2019
$390 Million Facility Term Loan	$12,464	$13,542	$—
$390 Million Facility Revolving Loan	558	660	—
$390 Million Facility Transition Term Loan	—	1,518	—
Sinosure Credit Facility	10,839	13,684	14,903
$525 Million Facility Term Loan	3,546	—	—
$525 Million Facility Revolving Loan	1,475	—	—
$360 Million Facility Term Loan	1,816	—	—
$360 Million Facility Revolving Loan	519	—	—
$66 Million Credit Facility	568	—	—
Macquarie Credit Facility	274	—	—
ING Credit Facility	93	—	—
Ocean Yield Lease Financing	2,440	—	—
BoComm Lease Financing	73	—	—
Toshin Lease Financing	87	—	—
COSCO Lease Financing	55	—	—
8.5% Senior Notes	2,447	2,417	2,390
2017 Term Loan Facility	—	3,628	41,483
2017 Revolver Facility	—	63	848
ABN Term Loan Facility	—	107	1,716
10.75% Subordinated Notes	—	276	3,642
Total debt related interest expense	$37,254	$35,895	$64,982

The following table summarizes interest paid, excluding deferred financing fees paid, during the years ended December 31, 2021, 2020 and 2019 with respect to the Company’s debt facilities:

(Dollars in thousands)	2021	2020	2019
$390 Million Facility Term Loan	$11,055	$12,024	$—
$390 Million Facility Revolving Loan	355	471	—
$390 Million Facility Transition Term Loan	—	1,183	—
Sinosure Credit Facility	9,256	12,199	14,200
$525 Million Facility Term Loan	3,923	—	—
$525 Million Facility Revolving Loan	1,646	—	—
$360 Million Facility Term Loan	2,018	—	—
$360 Million Facility Revolving Loan	572	—	—
$66 Million Credit Facility	624	—	—
Macquarie Credit Facility	202	—	—
Ocean Yield Lease Financing	2,355	—	—
Toshin Lease Financing	81	—	—
COSCO Lease Financing	555	—	—
8.5% Senior Notes	2,130	2,130	2,130
2017 Term Loan Facility	—	2,011	36,236
2017 Revolver Facility	—	53	710
ABN Term Loan Facility	—	156	1,504
10.75% Subordinated Notes	—	359	3,021
Total debt related interest expense paid	$34,772	$30,586	$57,801

International Seaways, Inc.

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2021, in connection with the prepayments and extinguishment of certain of the Company’s debt facilities, the Company recognized aggregate net losses of $6.6 million, which are included in other expense in the accompanying consolidated statement of operations. The net losses reflect (i) loan breakage fees of $0.3 million related to the Sinosure Credit Facility and a write-off of $1.6 million of unamortized deferred financing costs associated with such payoff in November 2021, which was treated as an extinguishment of debt, (ii) a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument upon termination of the interest rate swap agreement associated with the Sinosure Credit Facility, and (iii) a write-off of $0.5 million of unamortized deferred financing costs associated with the $44.3 million principal prepayment of the $390 Million Facility Term Loan in December 2021 (in connection with the lease financing arrangements on three $390 Million Credit Facility Collateral Vessels described above), which were treated as partial extinguishments.

During the year ended December 31, 2020, the Company incurred debt issuance costs aggregating $7.3 million in connection with the 2020 Debt Facilities. Issuance costs paid to lenders and third-party fees associated with the $390 Million Facility Revolving Loan aggregating $0.8 million were capitalized as deferred finance charges. Issuance costs paid to lenders and third-party fees associated with $390 Million Facility Term Loan and Transition Term Loan Facility totaled $6.5 million, of which $6.3 million were capitalized as deferred finance charges and $0.2 million associated with third-party fees paid that were deemed to be a modification were expensed and are included in third-party debt modification fees in the accompanying consolidated statement of operations. Issuance costs incurred and capitalized as deferred finance charges have been treated as a reduction of debt proceeds. In connection with the repurchases and extinguishment of the Company’s debt facilities, the Company recognized aggregate net losses of $14.3 million during the year ended December 31, 2020, which are included in other expense in the accompanying consolidated statement of operations. The net losses reflect (i) prepayment fees of $1.0 million related to the 10.75% Subordinated Notes and a write-off of $12.5 million of unamortized original issue discount and deferred financing costs associated with the payoff of the 2017 Term Loan, ABN Term Loan Facility, and the 10.75% Subordinated Notes, which were treated as extinguishments during the first quarter of 2020, and (ii) prepayment fees of $0.2 million and a write-off of $0.6 million of unamortized deferred financing costs associated with the payoff of the Transition Term Loan Facility in August 2020, which was treated as an extinguishment.

In connection with the $10 million and the $100 million prepayment of the 2017 Term Loan Facility in July 2019 and October 2019, respectively, which were treated as partial extinguishments, the Company recognized aggregate net losses of $4.7 million for the year ended December 31, 2019. The net losses have been included in other expense in the consolidated statement of operations. The net losses reflect a 1% prepayment fee of $1.1 million and a write-off of $3.6 million of unamortized original issue discount and deferred financing costs.

As of December 31, 2021, the aggregate annual principal payments required to be made on the Company’s financing arrangements (including $235.2 million undrawn amount under the BoComm Lease Financing as of December 31, 2021) are as follows:

(Dollars in thousands)	Amount
2022	$178,715
2023	215,217
2024	274,087
2025	163,147
2026	67,731
Thereafter	451,170
Aggregate principal payments required	$1,350,067

International Seaways, Inc.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Accounts payable	$1,607	$2,609
Payroll and benefits	6,919	6,293
Interest	543	370
Other-than-insignificant financing element of derivatives	—	2,979
Due to owners on chartered in vessels	827	787
Accrued drydock, repairs and vessel betterment costs	13,137	6,247
Bunkers and lubricants	2,431	656
Charter revenues received in advance	353	3,060
Insurance	736	493
Accrued vessel expenses	13,082	8,779
Accrued general and administrative expenses	1,490	940
Income tax payable	53	—
Other	3,786	1,212
Total accounts payable, accrued expense and other current liabilities	$44,964	$34,425

NOTE 12 —TAXES:

Income taxes are provided using the asset and liability method, such that income taxes are recorded based on amounts refundable or payable in the current year and include the results of any differences in the basis of assets and liabilities between U.S. GAAP and tax reporting. The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands and Liberia, which do not impose income tax on offshore shipping operations. The Company also has or had subsidiaries in various jurisdictions that performed administrative, commercial or technical management functions. These subsidiaries are subject to income taxes based on the services performed in countries in which those particular offices are located and, accordingly, current and deferred income taxes are recorded.

INSW, including its subsidiaries, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2021, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2022, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

International Seaways, Inc.

The components of the income tax provision follow:

(Dollars in thousands)	2021	2020	2019
Current	$(1,608)	$(1)	$(1)
Deferred	(10)	—	—
Income tax provision	$(1,618)	$(1)	$(1)

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax (provisions)/benefits are summarized as follows:

	2021	2020	2019
Change in valuation allowance	(0.24)%	(2.22)%	0.66%
Unrecognized tax benefits	(1.14)%	—%	—%
Income subject to tax in other jurisdictions	0.17%	2.19%	(0.83)%
Effective income tax rate	(1.21)%	(0.03)%	(0.17)%

The significant components of the Company’s deferred tax liabilities and assets follow:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$2,307	$2,173
Excess of tax over book basis of depreciable assets	610	612
Pensions	1,756	1,950
Other	44	—
Total deferred tax assets	4,717	4,735
Less: Valuation allowance	(4,675)	(4,735)
Deferred tax assets, net	42	—
Net noncurrent deferred tax assets	$42	$—

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards of $12.1 million and $11.4 million, respectively. The net operating loss carryforward has an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $4.7 million, respectively, as of December 31, 2021 and 2020. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) of $1.1 million and $7 thousand as of December 31, 2021 and 2020, respectively, which are included in other non-current liabilities in the consolidated balance sheets:

(Dollars in thousands)	2021	2020
Balance of unrecognized tax benefits as of January 1,	$7	$7
Increases for positions taken in prior years	677	—
Increases for positions taken in current year	397	—
Balance of unrecognized tax benefits as of December 31,	$1,081	$7

Included in the Company's current income tax expense are provisions for uncertain tax positions relating to freight taxes. In 2021, we obtained advice regarding freight taxes in a certain jurisdiction related to the uncertainty surrounding the application of a law given the limited transparency into the actions of the tax authorities in this jurisdiction. Based on this advice and other considerations related to the application of the tax law to past periods, the Company increased its reserve for uncertain tax liabilities for this jurisdiction for periods prior to 2021 by $0.7 million. The Company does not presently anticipate that its provisions for these uncertain tax positions will significantly increase in the next 12 months; however, this is dependent on the jurisdictions in which vessel trading activity occurs. The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on

International Seaways, Inc.

available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly.

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company has recognized a total liability for interest of $0.4 million and $8 thousand, respectively.

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

Issuance of Shares upon Merger

At the Effective Time, the Diamond S Common Shares issued and outstanding immediately prior to the Effective Time (excluding Diamond S Common Shares owned by Diamond S, the Company, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) were cancelled in exchange for 0.55375 of a share of INSW Common Stock and cash payable in respect of fractional shares. The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement resulted in the issuance of 22,536,647 shares of INSW Common Stock with the pre-Merger INSW shareholders and the former Diamond S shareholders owning approximately 55.75% and 44.25%, respectively, of the 50,674,393 issued and outstanding common stock of the Company immediately following the Effective Time. The Company incurred and paid $0.9 million equity issuance costs during the year ended December 31, 2021.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation – Restricted Common Stock

INSW awarded a total of 57,178, 57,317 and 51,107 restricted common stock shares during the years ended December 31, 2021, 2020 and 2019, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $18.95 (2021), $16.05 (2020) and $18.00 (2019) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Effective as of the Effective Time, as contemplated by the Merger Agreement in order to permit three directors designated by Diamond S to serve on the Board, Mr. Ty E. Wallach resigned as a member of the Board. In connection with his resignation from the Board, the Board approved the accelerated vesting of the 5,035 restricted shares of INSW Common Stock previously granted to Mr. Wallach in June 2021 (valued at approximately $0.1 million).

On July 8, 2020, Mr. Gregory A. Wright resigned from the Board. Mr. Wright’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  In connection with his resignation, a total of 6,230 shares previously granted to Mr. Wright (valued at approximately $0.1 million) vested in full on July 8, 2020. In

International Seaways, Inc.

addition, in consideration of the Company’s and the Board’s ability to seek advice from him following his resignation through the end of the second quarter of 2021, the Company paid Mr. Wright approximately $0.1 million in July 2020.

Management Compensation

(i) Restricted Stock Replacement Awards

Pursuant to the Merger, the Company assumed certain equity awards granted under the Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (the “Diamond S Plan”). After giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger, outstanding awards of 131,845 unvested Diamond S restricted stock issued under the Diamond S Plan, as of the Effective Time, were assumed by the Company and converted into 72,994 of unvested restricted shares with respect to INSW Common Stock, on the same general terms and conditions under the applicable Diamond S plans and award agreements in effect immediately prior to the Effective Time. ASC 805 requires an allocation of the fair-value-based measure of a replacement award to pre-combination service and post-combination service, with the value attributable to pre-combination service included in the consideration transferred and the value attributable to post-combination service recognized as compensation cost by the acquirer. The fair-value-based measure of such replacement award attributable to post-combination service was determined to be $0.6 million. In December 2021, the company recognized stock compensation of $0.2 million in relation to the accelerated vesting of restricted stocks that vested on December 31, 2021 due to a post-merger reduction in force.

(ii) Restricted Stock Units

During the years ended December 31, 2021, 2020 and 2019, the Company awarded 64,943, 58,258 and 63,998 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $21.58 (2021), $21.93 (2020) and $17.21 (2019) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

In addition, in July 2019, the Company granted 26,451 time-based RSUs to its employees. The weighted average grant date fair value of these awards was $19.00 per RSU. Each award of RSUs vested in equal installments on each of the first two anniversaries of the grant date.

Also, in December 2019, the Company granted 44,466 time-based RSUs to certain employees, including senior officers. The weighted average grant date fair value of these awards was $27.66 per RSU. Each award of RSUs vested on the first anniversary of the grant date.

RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

During the years ended December 31, 2021, 2020 and 2019, the Company awarded 64,943, 58,258 and 63,994, respectively, performance-based RSUs to its senior officers and employees. The weighted average grant date fair value of the awards with performance conditions was determined to be $21.58 (2021), $17.83 (2020) and $17.21 (2019) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $22.50 (2021), $17.59 (2020) and $16.68 (2019) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of

International Seaways, Inc.

achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target and the ROIC Target in the 2019 award were achieved at a payout of 89% and 113%, respectively, of target as of the performance period end date of December 31, 2021.

In addition, in April 2019, the Company awarded an executive officer 11,882 performance-based restricted stock units, representing the third tranche of the award originally made on February 14, 2017. The grant date fair value of the performance award was determined to be $17.21 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance awards which vested on December 31, 2019, was subject to INSW’s ROIC performance for the year ended December 31, 2019, relative to a target rate set forth in the award agreement. The performance condition in the 2019 award was achieved at a payout of approximately 126%.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(iii) Stock Options

During the years ended December 31, 2021, 2020 and 2019, the Company awarded to certain senior officers and employees an aggregate of 141,282, 131,992 and 137,847 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58, $21.93 and $17.21 per share for options granted in 2021, 2020, and 2019, respectively. The weighted average grant date fair value of the options granted in 2021, 2020 and 2019 was $9.92, $9.68 and $7.99 per option, respectively. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 1.06% (2021), 0.44% (2020) and 2.36% (2019), dividend yields of 1.23% (2021), 1.02% (2020) and 0% (2019), expected stock price volatility factors of .55 (2021), .52 (2020) and .46 (2019), and expected lives at inception of six years, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Dividends

On February 23, 2021, June 4, 2021, July 28, 2021 and November 8, 2021, the Company’s Board of Directors declared regular quarterly cash dividends of $0.06 per share. Pursuant to these declarations, the Company made dividend payments totaling $1.7 million, $1.7 million, $3.0 million and $3.0 million on March 26, 2021, June 28, 2021, September 23, 2021 and December 23, 2021, respectively, to stockholders of record as of March 11, 2021, June 14, 2021, September 9, 2021 and December 9, 2021, respectively. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share of common stock on February 28, 2022. The dividend will be paid on March 28, 2022 to shareholders of record at the close of business on March 14, 2022.

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

See Note 2, “Merger” for a description of the special dividend aggregating $31.5 million that was paid on July 15, 2021.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 56,065, 75,894 and 21,589 shares of common stock during the years ended December 31, 2021, 2020 and 2019 at an average cost of $20.06, $20.31 and $17.07 per share,

International Seaways, Inc.

respectively (based on the market prices on the dates of vesting), from employees, including certain members of management to cover withholding taxes. During January 2022, an additional 11,948 shares of common stock were repurchased from certain employees at $14.67 per share in relation to the accelerated vesting of restricted shares that vested on December 31, 2021 due to a post-merger reduction in force.

On March 5, 2019, the Company’s Board of Directors approved a resolution authorizing the Company to implement a stock repurchase program. Under the program, the Company could opportunistically repurchase up to $30.0 million worth of shares of the Company’s common stock from time to time over a 24-month period ending March 5, 2021, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company were not eligible for repurchase under this program without further authorization from the Board. During the first half of 2020, the Company repurchased and retired 1,417,292 shares of its common stock in open-market purchases, at an average price of $21.16 per share, for a total cost of $30.0 million. On August 4, 2020, the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. During the last quarter of 2021, the Company repurchased and retired 1,077,070 shares of its common stock in open-market purchases, at an average price of $15.44 per share, for a total cost of $16.7 million. No shares were acquired under repurchase programs during the year ended December 31, 2019.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2018	230,201
Granted (2)	270,096
Forfeitures (3)	(20,570)
Vested ($17.46- $29.61 per share) (1)	(126,863)
Nonvested Shares Outstanding at December 31, 2019	352,864
Granted (2)	182,142
Forfeitures (3)	—
Vested ($17.21- $27.66 per share) (1)	(229,123)
Nonvested Shares Outstanding at December 31, 2020	305,883
Granted (2)	264,353
Forfeitures (3)	(4,144)
Vested ($16.05- $21.93 per share) (1)	(230,051)
Nonvested Shares Outstanding at December 31, 2021	336,041
(1)	Includes 68,013 (2021), 71,513 (2020) and 21,529 (2019) shares of common stock sold back to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.
(2)	Includes 4,223, 8,309 and 8,198 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2021, 2020 and 2019, respectively.
(3)	Represents restricted stock units forfeited because performance targets or service requirements were not achieved as of the measurement date.

International Seaways, Inc.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2018	400,785
Granted	137,847
Exercised	—
Options Outstanding at December 31, 2019	538,632
Granted	131,992
Exercised	—
Options Outstanding at December 31, 2020	670,624
Granted	141,282
Exercised	—
Options Outstanding at December 31, 2021	811,906
Options Exercisable at December 31, 2021	536,676

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2021 was 6.63 years and 5.71 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2021 was between $17.21 and $30.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2021 was $20.09 and $19.65, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2021 was nil, respectively.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2021, 2020 and 2019 was $9.3 million, $4.6 million and $3.2 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.1 million and $1.1 million, respectively.

As of December 31, 2021, there was $5.5 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.64 years.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Unrealized losses on derivative instruments	$(4,863)	$(24,098)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(7,497)	(8,515)
	$(12,360)	$(32,613)

International Seaways, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2021.

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2018	$(21,520)	$(8,409)	$(29,929)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(19,126)	(818)	(19,944)
Amounts reclassified from accumulated other comprehensive loss	28,914	389	29,303
Balance at December 31, 2019	(11,732)	(8,838)	(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(21,503)	(61)	(21,564)
Amounts reclassified from accumulated other comprehensive loss	9,137	384	9,521
Balance at December 31, 2020	(24,098)	(8,515)	(32,613)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	7,896	634	8,530
Amounts reclassified from accumulated other comprehensive loss	11,339	384	11,723
Balance at December 31, 2021	$(4,863)	$(7,497)	$(12,360)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2021.

(Dollars in thousands)	2021	2020	2019	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in income of
joint venture investees	$963	$1,109	$26,490	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	4,752	4,571	1,467	Interest expense
Interest rate cap/collar entered into by the Company's subsidiaries	—	—	99	Interest expense

Reclassifications of losses on derivatives subsequent to
discontinuation of hedge accounting
Interest rate collar entered into by the Company's subsidiaries	—	81	858	Interest expense
Interest rate swap entered into by the Company's subsidiaries	379	—	—	Interest expense

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	5,245	3,376	—	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	384	384	389	Other expense
Total before and net of tax	$11,723	$9,521	$29,303

The following amounts are included in accumulated other comprehensive loss at December 31, 2021, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1.3 million ($1.0 million net of tax) and unrecognized actuarial losses of $7.9 million ($6.5 million net of tax).

International Seaways, Inc.

At December 31, 2021, the Company expects that it will reclassify $5.0 million (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — REVENUE:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of December 31, 2021, the Company is a party to time charter out contracts with customers on one LR2, one Suezmax, one MR and one VLCC with expiry dates ranging from February 2022 to March 2023. The Company is a party to a short-term profit share agreement to participate in a share of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 3, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. See Note 3, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding service revenue recognition and costs to obtain or fulfill a contract.

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three years ended December 31, 2021:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
2021
Revenues from leases
Pool revenues	$80,586	$95,411	$175,997
Time and bareboat charter revenues	40,469	9,625	50,094
Voyage charter revenues from non-variable lease payments(1)	9,415	11,005	20,420
Voyage charter revenues from variable lease payments	453	229	682
Revenues from services
Voyage charter revenues from lightering services	25,353	—	25,353
Total shipping revenues	$156,276	$116,270	$272,546
2020
Revenues from leases
Pool revenues	$198,316	$74,664	$272,980
Time and bareboat charter revenues	87,783	936	88,719
Voyage charter revenues from non-variable lease payments(1)	19,016	10,456	29,472
Voyage charter revenues from variable lease payments	1,180	827	2,007
Revenues from services
Voyage charter revenues from voyage charters	472	—	472
Voyage charter revenues from lightering services	27,998	—	27,998
Total shipping revenues	$334,765	$86,883	$421,648
2019
Revenues from leases
Pool revenues	$173,751	$80,304	$254,055
Time and bareboat charter revenues	27,535	90	27,625
Voyage charter revenues from non-variable lease payments(1)	29,786	434	30,220
Voyage charter revenues from variable lease payments	2,574	—	2,574
Revenues from services
Voyage charter revenues from lightering services	51,710	—	51,710
Total shipping revenues	$285,356	$80,828	$366,184
(1)	Includes $0.5 million, $4.4 million and $0.3 million of loss of hire claim proceeds received during the years ended December 31, 2021, 2020 and 2019, respectively.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2021	$2,148	$166	$—
Closing balance as of December 31, 2021	2,306	225	—

We receive payments from customers based on the schedule established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance obligations under contracts and decrease when the right to consideration becomes unconditional or payments are received. Contract liabilities include payments received in advance of performance under contracts and

International Seaways, Inc.

are recognized when performance under the respective contract has been completed. Deferred revenues allocated to unsatisfied performance obligations will be recognized over time as the services are performed.

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2021, 2020 and 2019 were nil, $47 thousand and ($493) thousand, respectively. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of December 31, 2021, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three years ended December 31, 2021 for the lease component of these leases are as follows:

(Dollars in thousands)	2021	2020	2019
Operating lease cost
Vessel assets
Charter hire expenses	$9,337	$11,666	$15,089

Office and other space
General and administrative	1,275	1,044	996
Voyage expenses	170	168	168

Short-term lease cost
Vessel assets (1)
Charter hire expenses	4,746	4,585	10,769

Office and other space
General and administrative	—	29	116
Voyage expenses	—	—	52
Vessel expenses	—	—	8
Total lease cost	$15,528	$17,492	$27,198
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.4 million, $1.2 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,464	$12,878	$16,178

International Seaways, Inc.

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$23,168	$21,588

Current portion of operating lease liabilities	$(8,393)	$(8,867)
Long-term operating lease liabilities	(12,522)	(10,253)
Total operating lease liabilities	$(20,915)	$(19,120)

Weighted average remaining lease term - operating leases	5.15 years	2.75 years
Weighted average discount rate - operating leases	5.42%	7.21%

1.	Charters-in of vessel assets:

As of December 31, 2021, INSW had commitments to charter in two Aframaxes and one LR1. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the LR1 is a time charter with expiry date of April 2023, are accounted for as operating leases. As of December 31, 2021, the Company has determined that the purchase options under the bareboat charters are not reasonably certain of being exercised. Lease liabilities related to time charters-in vessels exclude estimated days that the vessels will not be available for employment due to drydock because the Company does not pay charter hire when time chartered-in vessels are not available for its use.

Payments of lease liabilities and related number of operating days under these operating leases as of December 31, 2021 are as follows:

Bareboat Charters-in

(Dollars in thousands)	Amount	Operating Days
2022	$6,278	730
2023	4,532	556
Total lease payments	10,810	1,286
less imputed interest	(665)
Total operating lease liabilities	$10,145

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2022	$2,333	365
2023	766	120
Total lease payments (lease component only)	3,099	485
less imputed interest	(26)
Total operating lease liabilities	$3,073

International Seaways, Inc.

2.	Office and other space:

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

Payments of lease liabilities for office and other space as of December 31, 2021 are as follows:

(Dollars in thousands)	Amount
2022	$273
2023	229
2024	773
2025	998
2026	1,024
Thereafter	6,908
Total lease payments	10,205
less imputed interest	(2,508)
Total operating lease liabilities	$7,697

Contracts under which the Company is a Lessor

See Note 15, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for one VLCC, one Suezmax, one LR2 and one MR and the related revenue days as of December 31, 2021 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2022	$25,631	860
2023	3,240	72
Future minimum revenues	$28,871	932

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

International Seaways, Inc.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$30,276	$27,481
Prior service cost adjustment	39	—
Interest cost on benefit obligation	360	525
Actuarial (gains)/losses	(2,159)	2,202
Benefits paid	(859)	(875)
Foreign exchange (gains)/losses	(352)	943
Benefit obligation at year end	27,305	30,276

Change in plan assets:
Fair value of plan assets at beginning of year	31,219	26,994
Actual return on plan assets	(547)	3,427
Employer contributions	729	664
Benefits paid	(859)	(875)
Foreign exchange (losses)/gains	(402)	1,009
Fair value of plan assets at year end	30,140	31,219
Funded status at December 31	$2,835	$943

The funded or unfunded benefit obligation for the pension plan is included in other assets or other liabilities, respectively, in the accompanying consolidated balance sheets.

Information for net periodic benefit costs for the three years ended December 31, 2021 follows:

(Dollars in thousands)	2021	2020	2019
Components of expense:
Interest cost on benefit obligation	$360	$525	$657
Expected return on plan assets	(1,053)	(1,018)	(1,017)
Amortization of prior-service costs	80	75	74
Recognized net actuarial loss	304	310	315
Net periodic benefit cost	$(309)	$(108)	$29

Unrecognized actuarial losses are amortized over a period of 19 years, which at the time selected, represented the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2021	December 31, 2020
Discount rate	1.80%	1.20%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2021	2020	2019
Discount rate	1.20%	2.00%	2.80%
Expected (long-term) return on plan assets	3.36%	3.89%	4.46%
Rate of future compensation increases	-	-	-

International Seaways, Inc.

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2022	$1,018
2023	913
2024	1,039
2025	1,150
2026	1,337
Years 2027-2031	6,162
$11,619

The fair values of the Company’s pension plan assets at December 31, 2021, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$619	$619	$—
Managed funds	29,521	—	29,521
Total	$30,140	$619	$29,521
(1)	Quoted prices for the managed funds are not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

A target allocation of 80% is maintained with return seeking assets, with the balance of 20% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $0.7 million, $0.7 million and $0.6 to the Scheme in 2021, 2020 and 2019, respectively. The Company expects that its contribution to the Scheme in 2022 will be approximately $0.7 million.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the years ended December 31, 2021, 2020 and 2019 were $0.6 million, $0.4 million and $0.4 million, respectively.

NOTE 18 — OTHER EXPENSE:

(Dollars in thousands)	2021	2020	2019
Investment income - interest	$104	$558	$2,520

Net actuarial gain on defined benefit pension plan	667	633	628
Write-off of deferred financing costs	(2,113)	(13,073)	(3,558)
Loss on extinguishment of debt	(4,465)	(1,197)	(1,100)
Other	(140)	262	567
	$(5,947)	$(12,817)	$(943)

Refer to Note 10, “Debt,” for additional information relating to the write-off of deferred financing costs and the loss on extinguishment of debt.

International Seaways, Inc.

NOTE 19 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2021. Assuming that the preliminary results of the deficit valuation as of March 31, 2021 are confirmed during 2022, showing that no deficit contributions would be required, the next deficit valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of December 31, 2021. The next deficit valuation will be as of March 31, 2023.

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

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

Impairment of Vessels
Description of the Matter

As of December 31, 2021, the carrying value of the Company’s vessels was approximately $1.8 billion. As described in Notes 3 and 6 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. During the year ended December 31, 2021, the Company recognized an impairment charge of approximately $3.5 million to write down a vessel’s carrying value to its estimated fair value.

International Seaways, Inc.

Auditing the Company’s impairment assessment was complex due to the significant estimation uncertainty and judgment required to determine the future net cash flows of the vessels and the degree of subjectivity involved in determining the fair value of the impaired vessel. In particular, these estimates are sensitive to significant assumptions including forecasted charter rates, operating expenses and the residual value of the vessels, which are affected by expectations about future market or economic conditions.

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

March 2, 2022

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Diamond S Shipping Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 0.2% of total assets as of December 31, 2021, and 5.5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Diamond S Shipping Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Seaways, Inc as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

March 2, 2022

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On July 16, 2021, the Company completed the Merger with Diamond S. While the Company has extended its oversight and monitoring processes that support its internal control over financial reporting, as well as its disclosure controls and procedures, the integration of the acquired operations of Diamond S was an ongoing process during the second half of 2021. As such, the Company has excluded Diamond S from its evaluation of internal control over financial reporting. This exclusion is in accordance with the U.S. Securities and Exchange Commission’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. Diamond S is a wholly-owned subsidiary with total assets that represented approximately 39% of INSW’s consolidated total assets at December 31, 2021 and total revenues that represented approximately 35% of INSW’s consolidated revenues for the year ended December 31, 2021. Of these amounts, total assets that represented 0.2% of INSW’s consolidated total assets at December 31, 2021 and total revenues that represented 5.5% of INSW’s consolidated revenues for the year ended December 31, 2021, were excluded from our evaluation of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

International Seaways, Inc.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	52	President and Chief Executive Officer and Director	November 2016 and May 2018
Jeffrey D. Pribor	64	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	53	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	45	Senior Vice President and Chief Commercial Officer	March 2021 and November 2016
William Nugent	54	Senior Vice President and Head of Ship Operations	March 2021 and November 2016
Adewale O. Oshodi	42	Vice President and Controller	November 2016

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

Jeffrey D. Pribor. From 2013 until his appointment to the role of Chief Financial Officer, Senior Vice President and Treasurer of the Company, Mr. Pribor was the Global Head of Maritime Investment Banking at Jefferies & Company, Inc. Previously, he was Executive Vice President and Chief Financial Officer of General Maritime Corporation, one of the world’s leading tanker shipping companies, from September 2004 to February 2013. Prior to General Maritime Corporation, from 2002 to 2004, Mr. Pribor was

International Seaways, Inc.

Managing Director and President of DnB NOR Markets, Inc. From 2001 to 2002, Mr. Pribor was Managing Director and Group Head of Transportation Banking at ABN AMRO, Inc. From 1996 to 2001, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics investment banking for ING Barings.

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

Derek Solon. Mr. Solon has served as Senior Vice President of the Company since March 2021 and as Chief Commercial Officer of the Company since November 30, 2016. He served as Vice President of the Company from November 2016 until March 2021. From July 2014 through November 2016, Mr. Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit, and from 2012 to July 2014, he served as Vice President, Sale & Purchase since 2012. Before joining OSG, Mr. Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

William Nugent. Mr. Nugent has served as Senior Vice President of the Company since March 2021 and as Head of Ship Operations of the Company since November 30, 2016. He served as Vice President of the Company from November 2016 until March 2021. From July 2014 until November 2016, Mr. Nugent served as Vice President and Head of Ship Operations for OSG’s International Flag Strategic Business Unit. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of the department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company’s directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. The Code of Business Conduct and Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

International Seaways, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2021 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 13, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	811,906	$$20.09	1,360,567	*
*	Consists of 1,014,288 shares eligible to be granted under the Company’s 2020 Management Incentive Compensation Plan and 346,279 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2021, in connection with its 2022 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019.

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

2.2

Agreement and plan of merger dated as of March 30, 2021 by and among the Registrant, Dispatch Merger Sub, Inc. and Diamond S Shipping Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

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

*10.5.1	Form of Enhanced Severance Agreement (files as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for 2020 and incorporated herein by reference).

International Seaways, Inc.

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

International Seaways, Inc.

*10.8.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.8.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8.5	Form of Amendment no. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

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

*10.9.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.9.3	Form of Amendment no. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.10

Letter Agreement dated July 14, 2021 by and between the Registrant and Craig H. Stevenson Jr. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2021 and incorporated herein by reference).

*10.11

International Seaways Ship Management LLC Supplemental Executive Savings Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.12

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

10.14

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

10.15

Distribution Agreement dated January 9, 2019 among the Registrant and Evercore Group L.L.C. and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2019 and incorporated herein by reference).

10.16

Consent letter dated March 1, 2019, relating to the Sinosure Credit Facility (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2019 and incorporated herein by reference).

International Seaways, Inc.

10.17

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

10.17.1

First Amendment dated as of April 27, 2020 to the $390 Million Facility by and among the Registrant, International Seaways Operating Corporation, the other guarantors, the lenders party thereto, and Nordea Bank Abp, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2020 and incorporated herein by reference).

10.17.2

Second Amendment dated as of December 31, 2021 to the $390 Million Facility by and among the Registrant, International Seaways Operating Corporation, the other Loan Parties thereto, the lenders party thereto, and Nordea Bank Abp, New York Branch, as administrative agent, collateral agent and security trustee (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 3, 2022 and incorporated herein by reference).

10.18

Termination Agreement dated as of March 30, 2021 by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A dated April 6, 2021 and incorporated herein by reference).

10.19

Term Loan Facility dated September 30, 2021 by and among the Registrant, Seaways Shipping II Corporation, a wholly-owned subsidiary of the Registrant, and three subsidiaries of Seaways Shipping II Corporation (as joint and several borrowers), for a $ 20 million term loan facility with Macquarie Bank Limited, London Branch, as lender, arranger, facility agent and security agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference).

10.20

Amendment and Restatement Agreement dated so of May 27, 2021 by and among the Registrant, Diamond S Shipping Inc., Nordea Bank Abp, New York Branch, as Administrative Agent and certain of the lenders constituting the Required Lenders under the $360 Million Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

10.20.1

Technical Amendment dated as of October 20, 2021 by and among Diamond S Shipping Inc. and Nordea Bank Abp, New York Branch, as Administrative Agent to the $360 Million Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current report on Form 8-K dated October 26, 2021 and incorporated herein by reference).

10.21	Guaranty Agreement related to the $360 Million Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Current report on Form 8-K dated June 3, 2021 and incorporated herein by reference).
10.22

Amendment and Restatement Agreement dated as of May 27, 2021 by and among the Registrant, Diamond S Shipping Inc., Nordea Bank Abp, New York Branch, as Administrative Agent, and certain of the Required Lenders under the $525 Million Credit Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated June 3, 2021 and incorporated herein by reference).

10.22.1

Technical Amendment dated as of October 20, 2021 by and among Diamond S Shipping Inc. and Nordea Bank Abp, New York Branch, as Administrative Agent, to the $525 Million Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 26, 2021 and incorporated herein by reference).

10.23	Guaranty Agreement relating to the $525 Million Credit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

International Seaways, Inc.

**21	List of significant subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document.

EX-101.SCH	Inline XBRL Taxonomy Schema.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2022

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

Name	Date

/s/ LOIS K. ZABROCKY	March 2, 2022
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	March 2, 2022
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 2, 2022
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 2, 2022
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	March 2, 2022
Ian T. Blackley, Director

/s/ ALEXANDRA K BLANKENSHIP	March 2, 2022
Alexandra K. Blankenship, Director

/s/ RANDEE DAY	March 2, 2022
Randee Day, Director

/s/ DAVID I. GREENBERG	March 2, 2022
David I. Greenberg, Director

/s/ JOSEPH I. KRONSBERG	March 2, 2022
Joseph I. Kronsberg, Director

/s/ NADIM Z QURESHI	March 2, 2022
Nadim Z. Qureshi, Director

/s/ CRAIG H STEVENSON JR	March 2, 2022
Craig H. Stevenson, Jr., Director

International Seaways, Inc.