Form 10-Q
period 2022-03-31
International Seaways, Inc.
filed 2022-05-04
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 2, 2022: common stock, no par value 49,660,837 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$74,553	$97,883
Voyage receivables, net of allowance for credit losses of $27 and $31
including unbilled receivables of $113,633 and $100,137	120,465	107,096
Other receivables	7,368	5,651
Inventories	2,335	2,110
Prepaid expenses and other current assets	16,558	11,759
Current portion of derivative asset	2,061	—
Vessels held for sale	23,148	—
Total Current Assets	246,488	224,499
Restricted cash	1,051	1,050
Vessels and other property, less accumulated depreciation of $266,771 and $249,336	1,773,264	1,802,850
Vessels construction in progress	60,034	49,291
Deferred drydock expenditures, net	60,473	55,753
Operating lease right-of-use assets	23,425	23,168
Investments in and advances to affiliated companies	183,361	180,331
Long-term derivative asset	5,959	1,296
Time charter contracts acquired, net	502	842
Other assets	12,036	7,700
Total Assets	$2,366,593	$2,346,780

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$56,116	$44,964
Current portion of operating lease liabilities	10,767	8,393
Current installments of long-term debt	178,391	178,715
Current portion of derivative liability	—	2,539
Total Current Liabilities	245,274	234,611
Long-term operating lease liabilities	10,814	12,522
Long-term debt	943,032	926,270
Long-term derivative liability	—	757
Other liabilities	2,023	2,288
Total Liabilities	1,201,143	1,176,448

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,641,506 and 49,612,019
shares issued and outstanding	1,588,606	1,591,446
Accumulated deficit	(422,339)	(409,338)
	1,166,267	1,182,108
Accumulated other comprehensive loss	(1,401)	(12,360)
Total equity before noncontrolling interests	1,164,866	1,169,748
Noncontrolling interests	584	584
Total Equity	1,165,450	1,170,332
Total Liabilities and Equity	$2,366,593	$2,346,780

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Shipping Revenues:
Pool revenues, including $23,271 and $17,247
from companies accounted for by the equity method	$83,762	$24,659
Time and bareboat charter revenues	6,175	14,698
Voyage charter revenues	11,545	7,399
	101,482	46,756

Operating Expenses:
Voyage expenses	3,507	1,587
Vessel expenses	60,317	26,327
Charter hire expenses	7,309	5,741
Depreciation and amortization	27,000	16,754
General and administrative	10,166	8,181
Third-party debt modification fees	187	—
(Gain)/loss on disposal of vessels and other assets, net of impairments	(1,376)	11
Total operating expenses	107,110	58,601
Loss from vessel operations	(5,628)	(11,845)
Equity in income of affiliated companies	5,597	5,468
Operating loss	(31)	(6,377)
Other (expense)/income	(226)	292
Loss before interest expense and income taxes	(257)	(6,085)
Interest expense	(12,740)	(7,280)
Loss before income taxes	(12,997)	(13,365)
Income tax provision	(4)	—
Net loss attributable to the Company	$(13,001)	$(13,365)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	49,571,337	28,023,815

Per Share Amounts:
Basic and diluted net loss per share	$(0.26)	$(0.48)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,001)	$(13,365)
Other comprehensive income/(loss), net of tax:
Net change in unrealized losses on cash flow hedges	10,762	10,283
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	26	(8)
Net change in unrecognized actuarial losses	171	(56)
Other comprehensive income, net of tax	10,959	10,219
Comprehensive loss attributable to the Company	$(2,042)	$(3,146)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(13,001)	$(13,365)
Items included in net loss not affecting cash flows:
Depreciation and amortization	27,000	16,754
Loss on write-down of vessels and other assets	1,697	—
Amortization of debt discount and other deferred financing costs	855	540
Amortization of time charter hire contracts acquired	340	—
Deferred financing costs write-off	133	—
Stock compensation	1,108	1,037
Earnings of affiliated companies	(5,597)	(5,468)
Write-off of registration statement costs	—	694
Other – net	580	425
Items included in net loss related to investing and financing activities:
(Gain)/loss on disposal of vessels and other assets, net	(3,073)	11
Cash distributions from affiliated companies	2,250	2,825
Payments for drydocking	(17,570)	(8,594)
Insurance claims proceeds related to vessel operations	954	528
Changes in operating assets and liabilities:
Increase in receivables	(13,369)	(2,740)
Decrease in deferred revenue	—	(2,995)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(2,088)	(10,658)
Net cash used in operating activities	(19,781)	(21,006)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(37,989)	(3,281)
Proceeds from disposal of vessels and other property, net	24,257	(11)
Expenditures for other property	(390)	(179)
Investments in and advances to affiliated companies, net	(527)	54
Net cash used in investing activities	(14,649)	(3,417)
Cash Flows from Financing Activities:
Extinguishment of debt	(10,981)	—
Payments on debt	(35,284)	(15,371)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	20,401	—
Payments on sale and leaseback financing	(9,085)	—
Borrowings on revolving credit facilities	50,000	—
Cash payments on derivatives containing other-than-insignificant financing element	—	(1,312)
Cash dividends paid	(2,980)	(1,681)
Cash paid to tax authority upon vesting of stock-based compensation	(970)	(489)
Net cash provided by/(used in) financing activities	11,101	(18,853)
Net decrease in cash, cash equivalents and restricted cash	(23,329)	(43,276)
Cash, cash equivalents and restricted cash at beginning of year	98,933	215,677
Cash, cash equivalents and restricted cash at end of period	$75,604	$172,401

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Loss	Interests	Total
For the three months ended
Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net loss	—	(13,001)	—	—	(13,001)
Other comprehensive income	—	—	10,959	—	10,959
Dividends declared	(2,978)	—	—	—	(2,978)
Forfeitures of vested restricted stock awards	(970)	—	—	—	(970)
Compensation relating to restricted stock awards	296	—	—	—	296
Compensation relating to restricted stock units awards	501	—	—	—	501
Compensation relating to stock option awards	311	—	—	—	311
Balance at March 31, 2022	$1,588,606	$(422,339)	$(1,401)	$584	$1,165,450

Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	—	$972,042
Net loss	—	(13,365)	—	—	(13,365)
Other comprehensive income	—	—	10,219	—	10,219
Dividends declared	(1,681)	—	—	—	(1,681)
Forfeitures of vested restricted stock awards	(489)	—	—	—	(489)
Compensation relating to restricted stock awards	202	—	—	—	202
Compensation relating to restricted stock units awards	542	—	—	—	542
Compensation relating to stock option awards	293	—	—	—	293
Balance at March 31, 2021	$1,279,368	$(289,211)	$(22,394)	$—	$967,763

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of March 31, 2022, the Company’s operating fleet consisted of 84 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in oceangoing vessels, including two vessels in which the Company has interests through its joint ventures, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 87 vessels as of March 31, 2022. Subsequent to March 31, 2022, the Company sold and delivered two Panamaxes and a Handysize product carrier to buyers (see Note 6, “Vessels”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $1.1 million as of March 31, 2022 and December 31, 2021 represents legally restricted cash relating to the Company’s Macquarie Credit Facility (See Note 10, “Debt”). Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities.

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2021	$31
Reversal of expected credit losses	(4)
Balance at March 31, 2022	$27

We are also exposed to credit losses from off-balance sheet exposures related to guarantees of joint venture debt. See Note 7, “Equity Method Investments,” for more information on these off-balance sheet exposures.

During the three months ended March 31, 2022 and 2021, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 94% and 93% of consolidated voyage receivables at March 31, 2022 and December 31, 2021, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $4.4 million and $3.7 million relating to the $390 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of March 31, 2022 and December 31, 2021, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $9.6 million and $9.9 million relating to the Company’s outstanding debt facilities as of March 31, 2022 and December 31, 2021, respectively, are included in long-term debt in the accompanying condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized during the three months ended March 31, 2022 totaled $0.7 million.

Time Charter Contracts Acquired — The Company’s intangible assets consist of charter-out contracts with contractual rates in excess of fair market charter rates that were acquired as part of the Merger. These assets are amortized on a straight-line basis as a reduction of time charter revenues over the remaining term of such charters. For the three months ended March 31, 2022, amortization totaled $0.3 million.

Recently Issued Accounting Standards — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848),

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 87,117 and 51,087 for the three months ended March 31, 2022 and 2021, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2022, there were 196,473 shares of restricted stock units and 811,906 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net (loss)/income attributable to the Company allocated to:
Common Stockholders	$(13,006)	$(13,368)
Participating securities	5	3
	$(13,001)	$(13,365)

For the three months ended March 31, 2022 and 2021 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 1,026,418 and 944,477 for the three months ended March 31, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels are included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees and loss/(gain) on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2022 and 2021 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended March 31, 2022:
Shipping revenues	$39,610	$61,872	$—	$101,482
Time charter equivalent revenues	36,475	61,500	—	97,975
Depreciation and amortization	15,152	11,841	7	27,000
Loss/(gain) on disposal of vessels and other assets, including impairments	1,843	(3,219)	—	(1,376)
Adjusted income/(loss) from vessel operations	(5,842)	9,198	(7)	3,349
Equity in income of affiliated companies	5,597	—	—	5,597
Investments in and advances to affiliated companies at March 31, 2022	160,298	23,063	—	183,361
Adjusted total assets at March 31, 2022	1,465,035	803,077	—	2,268,112
Expenditures for vessels and vessel improvements	14,608	23,381	—	37,989
Payments for drydocking	7,660	9,910	—	17,570

Three months ended March 31, 2021:
Shipping revenues	$37,510	$9,246	$—	$46,756
Time charter equivalent revenues	35,950	9,219	—	45,169
Depreciation and amortization	13,003	3,728	23	16,754
Loss on disposal of vessels and other assets	11	—	—	11
Adjusted loss from vessel operations	(957)	(2,673)	(23)	(3,653)
Equity in income of affiliated companies	5,468	—	—	5,468
Investments in and advances to affiliated companies at March 31, 2021	137,361	7,409	—	144,770
Adjusted total assets at March 31, 2021	1,115,421	255,220	—	1,370,641
Expenditures for vessels and vessel improvements	2,666	615	—	3,281
Payments for drydocking	3,088	5,506	—	8,594

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Time charter equivalent revenues	$97,975	$45,169
Add: Voyage expenses	3,507	1,587
Shipping revenues	$101,482	$46,756

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

Reconciliations of adjusted income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Total adjusted income/(loss) from vessel operations of all segments	$3,349	$(3,653)
General and administrative expenses	(10,166)	(8,181)
Third-party debt modification fees	(187)	—
Gain/(loss) on disposal of vessels and other assets, including impairments	1,376	(11)
Consolidated loss from vessel operations	(5,628)	(11,845)
Equity in income of affiliated companies	5,597	5,468
Other (expense)/income	(226)	292
Interest expense	(12,740)	(7,280)
Loss before income taxes	$(12,997)	$(13,365)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2022	March 31, 2021
Adjusted total assets of all segments	$2,268,112	$1,370,641
Corporate unrestricted cash and cash equivalents	74,553	156,178
Restricted cash	1,051	16,223
Other unallocated amounts	22,877	9,010
Consolidated total assets	$2,366,593	$1,552,052

Note 6 — Vessels:

Impairment of Vessels and Other Property

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2021, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended March 31, 2022, the Company concluded that the contracted sales of one 2004-built Panamax and one 2006-built Handysize product carrier resulted in the recognition of held for sale impairments charges aggregating $1.2 million.

In addition, the Company concluded that the subsequent execution of a memorandum of agreement in April 2022 for the sale of a 2006-built Handysize product carrier constituted an impairment triggering event. In developing estimates of undiscounted future cash

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

flows for performing Step 1 of the impairment test as of March 31, 2022, a 100% probability was attributed to the Handysize product carrier being sold before the end of its useful life. The carrying value for the product carrier was determined to be unrecoverable in the Step 1 test. In estimating the fair value of the vessel for the purposes of Step 2 of the impairment test, the Company considered the market approach by using the sale price per the memorandum of agreement. Based on the test performed, an impairment charge of $0.5 million was recorded on the 2006-built Handysize product carrier to write-down its carrying value to its estimated fair value at March 31, 2022.

The Company also recognized an aggregate loss of approximately $0.7 million during the quarter ended March 31, 2022, related to the cost to terminate the purchase and installation contracts for ballast water treatment systems on three of the Company’s MRs that were sold during 2021.

Vessel Acquisitions and Construction Commitments

In January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International. The Company closed both transactions during the first quarter of 2022, with a net cash outflow of $3.0 million representing the difference in value between the two vessels. The LR1 vessel replaced the MR as collateral under the $525 Million Credit Facility with no further mandatory principal repayment required.

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG-powered VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels is approximately $290.0 million, which will be paid for through a combination of cash on hand and funds drawn from the BoComm Lease Financing (See Note 10, “Debt”). Accumulated expenditures of $60.0 million and $49.3 million (including capitalized interest costs of $1.3 million and $0.6 million) are included in vessels construction in progress in the accompanying condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively. The remaining commitments on the contracts for the construction of these vessels as of March 31, 2022 was $230.6 million, of which the BoComm Lease Financing is expected to provide additional funding of $230.4 million over the course of the construction and delivery of the three vessels.

Disposal/Sales of Vessels

As discussed above, during the quarter ended March 31, 2022, the Company delivered a 2010-built MR to buyers and recognized an aggregate gain of $4.6 million. Also, during the quarter ended March 31, 2022, the Company entered into memoranda of agreements for the sales of one 2002-built Panamax, one 2004-built Panamax and one 2006-built Handysize product carrier, which were delivered to the buyers in April 2022. Costs to sell (mainly bunker consumption costs) totaling $0.8 million were recognized during the quarter for these three vessels, which were classified as vessels held for sale as of March 31, 2022.

In addition, in April 2022, the Company entered into memoranda of agreements for the sale of its three remaining 2006-built Handysize product carriers and one 2008-built MR, which are expected to be delivered to their buyers during the second quarter of 2022.

Note 7 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2022, the Company had a 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

The FSO Joint Venture is a party to a number of contracts: (a) the FSO Joint Venture is an obligor pursuant to a guarantee facility agreement dated as of July 14, 2017, by and among, the FSO Joint Venture, ING Belgium NV/SA, as issuing bank, and Euronav and INSW, as guarantors (the “Guarantee Facility”); (b) the FSO Joint Venture is party to two service contracts with NOC (the “NOC

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be in compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of March 31, 2022, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $13.3 million and the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was nil.

Investments in and advances to affiliated companies as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2022 consisted of: FSO Joint Venture of $145.1 million and Other of $38.3 million, which primarily relates to working capital deposits that the Company maintains with commercial pools in which it participates.

A condensed summary of the results of operations of the joint ventures follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Shipping revenues	$25,887	$25,846
Ship operating expenses	(14,292)	(13,931)
Income from vessel operations	11,595	11,915
Interest expense	(543)	(1,212)
Income tax provision	(1,029)	(993)
Net income	$10,023	$9,710

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

Diamond Anglo Ship Management Pte. Ltd. — Diamond Anglo Ship Management Pte. Ltd. (“DASM”) was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third-party, to provide ship management services to some of Diamond S’ vessels. DASM is owned 51% by the Company and 49% by AE Holdings. AE Holdings does not participate in the income or equity of DASM. The Company is considered to be the primary beneficiary of DASM as the Company has the ability to direct the activities that most significantly impact the DASM’s economic performance. The results of operations and balance sheets of DASM are included in the accompanying condensed consolidated financial statements.

Unconsolidated VIEs

As of March 31, 2022, all of the six commercial pools in which the Company participates and the two FSO joint ventures were determined to be VIEs for which the Company is not considered a primary beneficiary.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of March 31, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$181,960

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$195,271

In addition, as of March 31, 2022, the Company had approximately $106.9 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2022.

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Fair Value Level
Cash and cash equivalents (1)	$75,604	$98,933	Level 1
$390 Million Facility Term Loan	(172,766)	(191,050)	Level 2
$525 Million Facility Term Loan	(198,265)	(216,289)	Level 2
$525 Million Facility Revolving Loan	(94,193)	(44,193)	Level 2
$360 Million Facility Term Loan	(96,413)	(105,325)	Level 2
$360 Million Facility Revolving Loan	(38,889)	(38,889)	Level 2
Macquarie Credit Facility	(18,950)	(19,475)	Level 2
ING Credit Facility	(24,479)	(25,000)	Level 2
Ocean Yield Lease Financing	(363,105)	(370,305)	Level 2
BoComm Lease Financing	(14,411)	(9,608)	Level 2
Toshin Lease Financing	(16,677)	(16,995)	Level 2
Hyuga Lease Financing	(16,386)	n/a	Level 2
COSCO Lease Financing	(51,493)	(52,746)	Level 2
8.5% Senior Notes	(25,833)	(25,940)	Level 1
(1)	Includes restricted cash of $1.1 million at March 31, 2022 and December 31, 2021, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities
March 31, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,061	$5,959	$—	$—
Total	$2,061	$5,959	$—	$—

December 31, 2021:
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,296	$(2,539)	$(757)
Total	$—	$1,296	$(2,539)	$(757)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss, including hedges of equity method investees, for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$9,058	$7,747

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	(466)
Total other comprehensive income	$9,058	$7,281

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$992	$1,115

Discontinued hedging instruments:
Interest rate swap	582	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	1,593
Total interest expense	$1,574	$2,708

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

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	March 31, 2022	December 31, 2021	Fair Value Level
Derivative Assets (interest rate swaps)	$8,020	$1,296	Level 2(1)
Derivative Liabilities (interest rate swaps)	—	(3,296)	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which impairment charges were recognized for the three months ended March 31, 2022:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Crude Tankers - Vessels held for sale (1)(2)	$7,561	$7,561	$(1,019)
Product Carriers - Vessels held for sale (1) (2)	9,850	9,850	(207)
Product Carriers - Vessels held for use (1) (2)	9,575	9,575	(471)
(1)	A pre-tax held for sale impairment charge of $1.0 million related to one Panamax in the Crude Tankers segment was recorded during the three months ended March 31, 2022, including a charge of $0.9 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million. A pre-tax held for sale impairment charge of $0.2 million related to one MR in the Product Carriers segment was recorded during the three months ended March 31, 2022, consisting of $0.2 million costs to sell the vessel. A pre-tax held for use impairment charge of $0.5 million related to one Handysize product carrier was recorded during the three months ended March 31, 2022 to write the value of the vessel down to its estimated fair value.
(2)	Fair value measurement of $27.0 million at March 31, 2022 used to determine the impairments for the vessels was based upon a market approach, which considered the expected sale prices of the vessels based on the executed memoranda of agreements as discussed in Note 6, "Vessels." The expected sales prices are considered to be Level 2 because sales of vessels occur somewhat infrequently.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $1,997 and $2,357	$170,769	$188,693
$525 Million Facility Term Loan, due 2024	198,265	216,289
$525 Million Facility Revolving Loan, due 2024	94,193	44,193
$360 Million Facility Term Loan, due 2024	96,413	105,325
$360 Million Facility Revolving Loan, due 2024	38,889	38,889
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $706 and $755	18,244	18,720
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $513 and $546	23,966	24,454
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,632 and $3,799	359,474	366,506
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $150 and $114	14,261	9,494
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $417 and $428	16,260	16,567
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,375 and $1,353	50,118	51,393
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $361	16,025	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $454 and $538	24,546	24,462
	1,121,423	1,104,985
Less current portion	(178,391)	(178,715)
Long-term portion	$943,032	$926,270

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

On March 4, 2022, the Company borrowed $50.0 million under the $525 Million Facility Revolving Loan. As of March 31, 2022, the available amounts under the $390 Million Facility Revolving Loan, the $525 Million Facility Revolving Loan and the $360 Million Facility Revolving Loan were $40.0 million, $50.0 million and nil, respectively.

Hyuga Lease Financing

On January 14, 2022, the Company entered into a lease financing arrangement with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of a 2011-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $16.7 million (the “Hyuga Lease Financing”). The transaction generated net proceeds of $5.7 million, after prepaying $11.0 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to a nine-year bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the nine-year term.

Kaiyo Lease Financing

On April 25, 2022, the Company entered into a lease financing arrangement with Kaiyo Ltd. (“Kaiyo”) for the sale and leaseback of a 2010-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $15.2 million (the “Kaiyo Lease Financing”). The transaction generated net proceeds of $5.4 million, after prepaying $9.8 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to an eight-year bareboat charter at a bareboat rate of $6,250 per day for the first four years, and $6,150 per day for the remaining four years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the eight-year term.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The closing of the Kaiyo Lease Financing reduced the number of vessels collateralizing the $390 Million Facility Term Loan to nine subsequent to March 31, 2022 and also resulted in a reduction in the scheduled future quarterly principal amortization from $7.3 million to $6.9 million.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of March 31, 2022.

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

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2022 and 2021 was $13.3 million and $7.2 million, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2022 and 2021 was $11.8 million and $6.3 million respectively.

Debt Modifications, Repurchases and Extinguishments

During the first quarter of 2022, the Company recognized a net loss of $0.1 million, which is included in other expense in the accompanying condensed consolidated statement of operations. The net loss reflects a write-off of $0.1 million of unamortized deferred financing costs associated with the $11.0 million principal prepayment of the $390 Million Facility Term Loan in January 2022 (in connection with the Hyuga Lease Financing transaction described above), which was treated as a partial extinguishment.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 — Taxes:

The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands and Liberia, which do not impose income tax on shipping operations. The Company also has or had subsidiaries in various jurisdictions that perform administrative, commercial or technical management functions. These subsidiaries are subject to income tax based on the services performed in countries in which their offices are located; current and deferred income taxes are recorded accordingly.

A substantial portion of income earned by the Company is not subject to income tax. With respect to subsidiaries not subject to income tax in their respective countries of incorporation, no deferred taxes are provided for the temporary differences in the bases of the underlying assets and liabilities for tax and accounting purposes.

As of March 31, 2022, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2022 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2022.

The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly.

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

Restricted Stock Units and Stock Options

In April 2022, the Company granted 328,554 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $19.63 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 304,650 of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date and 23,904 of the RSUs awarded will cliff vest on September 30, 2023.

In April 2022, the Company also awarded 124,590 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2025. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.63 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $20.65 per RSU.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

On February 28, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $3.0 million on March 28, 2022 to stockholders of record as of March 14, 2022.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 57,726 and 22,830 shares of common stock during the three months ended March 31, 2022 and 2021, respectively, at an average cost of $16.81 and $21.42, respectively, per share (based on the market prices on the dates of vesting) from employees and certain members of management to cover withholding taxes.

As of March 31, 2022, the remaining buyback authorization under the Company’s $50.0 million stock repurchase program expiring in August 2022 was $33.3 million. No shares were acquired under repurchase programs during the three months ended March 31, 2022 and 2021.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Unrealized gains/(losses) on derivative instruments	$5,899	$(4,863)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(7,300)	(7,497)
	$(1,401)	$(12,360)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2022 and 2021 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2021	$(4,863)	$(7,497)	$(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	9,058	197	9,255
Amounts reclassified from accumulated other comprehensive loss	1,704	—	1,704
Balance as of March 31, 2022	$5,899	$(7,300)	$(1,401)

Balance as of December 31, 2020	$(24,098)	(8,515)	(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	7,281	(64)	7,217
Amounts reclassified from accumulated other comprehensive loss	3,002	—	3,002
Balance as of March 31, 2021	$(13,815)	$(8,579)	$(22,394)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint venture investees	$130	$294	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	992	1,115	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	582	—	Interest expense

Reclassifications of losses on other-than-insignificant
financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	—	1,593	Interest expense
Total before and net of tax	$1,704	$3,002

At March 31, 2022, the Company expects that it will reclassify $12 thousand (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of March 31, 2022, the Company is a party to time charter out contracts with customers on one LR2, one Suezmax, one MR and one VLCC with expiry dates ranging from April 2022 to March 2023. The Company is also a party to a short-term profit share agreement to participate in a share of the profits and losses generated from a chartered-in MR commercially managed by a pool in which the Company participates. The Company’s share of earnings and charter hire expenses from this profit share agreement are included in voyage charter revenues and charter hire expenses, respectively, in the accompanying condensed consolidated statements of operations. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2022 and 2021:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2022:
Revenues from leases
Pool revenues	$27,310	$56,452	$83,762
Time and bareboat charter revenues	3,724	2,451	6,175
Voyage charter revenues from non-variable lease payments	2,844	3,047	5,891
Voyage charter revenues from variable lease payments	14	(78)	(64)
Revenues from services
Voyage charter revenues from lightering services	5,718	—	5,718
Total shipping revenues	$39,610	$61,872	$101,482

Three months ended March 31, 2021:
Revenues from leases
Pool revenues	$17,658	$7,001	$24,659
Time and bareboat charter revenues	13,078	1,620	14,698
Voyage charter revenues from non-variable lease payments(1)	940	574	1,514
Voyage charter revenues from variable lease payments	–	51	51
Revenues from services
Voyage charter revenues from lightering services	5,834	—	5,834
Total shipping revenues	$37,510	$9,246	$46,756
(1)	Includes $0.5 million of loss of hire proceeds received during the three months ended March 31, 2021.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2022	$2,306	225	$—
Closing balance as of March 31, 2022	2,018	185	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments to revenue primarily relate to changes in estimates of performance obligations related to voyage charters. Adjustments in revenues from performance obligations satisfied in previous periods recognized were nil during the three months ended March 31, 2022 and 2021, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Costs to Obtain or Fulfill a Contract

As of March 31, 2022, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three months ended March 31, 2022 and 2021 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease cost
Vessel assets
Charter hire expenses	$2,418	$2,421

Office and other space
General and administrative	227	273
Voyage expenses	43	42

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,479	901
Total lease cost	$4,167	$3,637
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,486	$2,736

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$23,425	$23,168

Current portion of operating lease liabilities	$(10,767)	$(8,393)
Long-term operating lease liabilities	(10,814)	(12,522)
Total operating lease liabilities	$(21,581)	$(20,915)

Weighted average remaining lease term - operating leases	4.84 years	5.15 years
Weighted average discount rate - operating leases	5.16%	5.42%

1. Charters-in of vessel assets:

As of March 31, 2022, INSW had commitments to charter in two Aframaxes and two LR1s. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the two LR1s are time charters with expiring dates ranging from March 2023 to April 2023, are accounted for as operating leases. The Company’s bareboat charters contain purchase options. The Company has determined that the purchase options are not reasonably certain of being exercised.

Payments of lease liabilities and related number of operating days under these operating leases as of March 31, 2022 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$4,730	550
2023	4,532	556
Total lease payments	9,262	1,106
less imputed interest	(494)
Total operating lease liabilities	$8,768

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$3,592	550
2023	1,381	210
Total lease payments (lease component only)	4,973	760
less imputed interest	(56)
Total operating lease liabilities	$4,917

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of March 31, 2022 are as follows:

(Dollars in thousands)	Amount
2022	$205
2023	229
2024	973
2025	998
2026	1,024
Thereafter	6,907
Total lease payments	10,336
less imputed interest	(2,440)
Total operating lease liabilities	$7,896

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for one LR2, one Suezmax, one MR and one VLCC and the related revenue days as of March 31, 2022 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2022	$19,304	603
2023	3,240	72
Future minimum revenues	$22,544	675

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2022. Assuming that the preliminary results of the deficit valuation as of March 31, 2021 are confirmed during 2022, showing that no deficit contributions would be required, the next deficit valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of March 31, 2022. The next deficit valuation will be as of March 31, 2023.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the possibility that costs or difficulties related to the integration of the operations of INSW and Diamond S as a result of the Merger will be greater than expected;
●	the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability;
●	the risk that the anticipated tax treatment of the Merger is not obtained;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;

INTERNATIONAL SEAWAYS, INC.

●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	the war between Russia and Ukraine could adversely affect INSW’s business

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2, MR and Handysize product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2022 and 2021, we derived 37% and 80%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2022 and 2021 periods.

As of March 31, 2022, the Company’s operating fleet consisted of 84 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in vessels aggregating 9.4 million deadweight tons (“dwt”), including two FSO service vessels in which we have ownership interests through joint venture partnerships. In addition to our operating fleet of 84 vessels, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 87 vessels. Subsequent to March 31, 2022, the Company sold and delivered two Panamaxes and a Handysize product carrier to buyers.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 94% and 69% of our total TCE revenues in the spot market for the three months ended March 31, 2022 and 2021, respectively.

The following is a discussion and analysis of our financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and

INTERNATIONAL SEAWAYS, INC.

research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2022 at 98.5 million barrels per day (“b/d”), up 4.5% from the same quarter in 2021. The estimate for global oil consumption for 2022 is 99.4 million b/d, an increase of 1.9% over 2021. OECD demand in 2022 is estimated to increase by 2.5% to 45.9 million b/d, while non-OECD demand is estimated to increase by 1.3% to 53.4 million b/d.

Global oil production in the first quarter of 2022 was 98.7 million b/d, an increase of 7.1% from the first quarter of 2021. OPEC crude oil production averaged 28.4 million b/d in the first quarter of 2022, an increase of 0.7 million b/d from the fourth quarter of 2021, and an increase of 3.3 million b/d from the first quarter of 2021. Non-OPEC production increased by 3.1 million b/d to 65.0 million b/d in the first quarter of 2022 compared with the first quarter of 2021. Oil production in the U.S. in the first quarter of 2022 decreased by 1.3% to 11.4 million b/d compared to the fourth quarter of 2021 and increased by 2.8% from the first quarter of 2021.

U.S. refinery throughput increased by 0.3 million b/d to 15.9 million b/d in the first quarter of 2022 compared with the fourth quarter of 2021. U.S. crude oil imports in the first quarter of 2022 increased by 0.6 million b/d to 6.4 million b/d compared with the first quarter of 2021, with imports from OPEC countries increasing by 0.5 million b/d and imports from non-OPEC countries increasing by 0.1 million b/d.

Due to increasing pandemic-related lockdowns, China’s crude oil imports declined to 10.1 million b/d in March 2022, down from 11.7 million b/d in March 2021, a decline of 14% year over year. China’s crude oil imports averaged 10.4 million b/d during the first quarter of 2022, down 8% from the first quarter of 2021.

As a result of rising oil demand outpacing production of crude oil and refined products and significant increases in the current prices of crude oil, global inventories continued to be drawn down during the first quarter of 2022 to levels that are significantly below the average over the last five years. Total commercial stocks in the OECD have declined by approximately 372 million barrels in the 12 months ending February 2022, with crude stocks declining by 193 million barrels and products by 179 million barrels. Large draws in inventories have negatively impacted tanker market earnings.

During the first quarter of 2022, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 4.6 million dwt. The crude fleet increased by 4.4 million dwt, with VLCCs growing by 1.9 million dwt, Suezmaxes by 1.9 million dwt, and Aframaxes by 0.6 million dwt. The product carrier fleet increased by 0.2 million dwt. Year-over-year, the size of the tanker fleet increased by 8.8 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 5.1 million dwt, 0.9 million dwt, 2.0 million dwt and 1.5 million dwt, respectively. The LR1/Panamax fleet declined by 0.8 million dwt.

During the first quarter of 2022, the tanker orderbook declined by 6.9 million dwt overall compared with the fourth quarter of 2021. The crude tanker orderbook decreased by 6.1 million dwt, with decreases in the VLCC, Suezmax and Aframax sectors of 2.5 million dwt, 2.1 million dwt and 1.6 million dwt, respectively. The product carrier orderbook decreased by 0.8, all in the MR sector. Year-over-year, the total tanker orderbook decreased by 13.9 million dwt, with all sectors seeing declines.

After a weak 2021, crude tanker rates remained under pressure and operated at or below industry average cash breakeven levels. Subsequent to the Russian invasion of Ukraine, the market developed into two tiers, with operators willing to call Russian ports receiving a premium in rates while the rest of the market initially stagnated. However, as more and more companies are self-sanctioning on Russian-related activities, combined with government-imposed sanctions placed on the Sovcomflot fleet, inefficiencies have developed in the market which has led to a general strengthening in rates, especially on small to mid-size tonnage. The VLCC market continues to be weak based on low Chinese demand, although rates in this sector have also improved as a result of the aforementioned inefficiencies in the market.

INTERNATIONAL SEAWAYS, INC.

The pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so. See Item 1A, Risk Factors in our December 31, 2021 Form 10-K – The current pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Update on Critical Accounting Estimates and Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2022, results from vessel operations increased by $6.2 million to a loss of $5.6 million from a loss of $11.8 million in the first quarter of 2021. Such increase resulted principally from a $52.8 million increase in TCE revenues, substantially offset by increased vessel expenses and depreciation and amortization, which are reflective of the Company’s larger post-Merger fleet.

The increase in TCE revenues in the first quarter of 2022 of $52.8 million, or 117%, to $98.0 million from $45.2 million in the corresponding quarter of the prior year reflects a net aggregate $22.3 million rates-based increase resulting from higher average daily rates earned across INSW’s fleet sectors, with the exception of the VLCCs. Significant days-based increases in the Suezmax and MR fleets, which reflected the growth in the vessel count in these fleets that resulted from the Merger, also contributed a total of $30.4 million to the increase in TCE revenues.

See Note 5, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income/(loss) from vessel operations for the segments to loss before income taxes, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2022	2021
TCE revenues	$36,475	$35,950
Vessel expenses	(23,222)	(19,843)
Charter hire expenses	(3,943)	(4,061)
Depreciation and amortization	(15,152)	(13,003)
Adjusted loss from vessel operations (a)	$(5,842)	$(957)
Average daily TCE rate	$15,429	$18,258
Average number of owned vessels (b)	20.0	21.0
Average number of vessels chartered-in	9.0	2.0
Number of revenue days (c)	2,364	1,969
Number of ship-operating days: (d)
Owned vessels	1,800	1,890
Vessels bareboat chartered-in under operating leases (e)	810	180
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, and gain/(loss) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Includes six VLCCs and one Aframax that secure lease financing arrangements.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $732 and $612 per day for the three months ended March 31, 2022 and 2021, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$12,269	$45,179	$15,721	$47,438
Revenue days	801	35	759	155
Suezmax:
Average rate	$13,610	$26,618	$12,215	$—
Revenue days	1,060	90	180	—
Aframax:
Average rate	$13,216	$—	$11,665	$—
Revenue days	307	—	270	—
Panamax:
Average rate	$20,551	$—	$14,172	$10,688
Revenue days	70	—	90	516

During the first quarter of 2022, TCE revenues for the Crude Tankers segment increased by $0.6 million, or 1%, to $36.5 million from $35.9 million in the first quarter of 2021. Such increase principally resulted from (i) a $11.7 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger and (ii) an aggregate rates-based increase in the Suezmax, Panamax and Aframax fleets of $2.7 million due to higher average daily blended rates in these sectors. These

INTERNATIONAL SEAWAYS, INC.

increases were substantially offset by (iii) a $6.4 million rates-based decline in the VLCC sector, (iv) a $6.0 million days-based decrease in the Panamax fleet driven by the sale of four 2002-built Panamaxes and one 2003-built Panamax between August and December of 2021, and (v) a $1.6 million days-based decline in the VLCC fleet reflecting the sale of a 2002-built VLCC in July 2021. In April 2022. the Company also took advantage of the strong current demand for steel to recycle its two remaining Panamaxes, one of which was built in 2002 and the other in 2004.

Vessel expenses increased by $3.4 million to $23.2 million in the first quarter of 2022 from $19.8 million in the first quarter of 2021. Such increase was driven by the vessels acquired in the Merger, partially offset by the impact of the vessel sales described above. Depreciation and amortization increased by $2.2 million to $15.2 million in the current quarter from $13.0 million in the prior year’s quarter. Such increase resulted principally from the net impact of the changes in the Suezmax and Panamax fleets noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $0.9 million for the first quarter of 2022 compared to $0.7 million for the first quarter of 2021. 80 service support only lighterings were performed during each period.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2022	2021
TCE revenues	$61,500	$9,219
Vessel expenses	(37,094)	(6,484)
Charter hire expenses	(3,367)	(1,680)
Depreciation and amortization	(11,841)	(3,728)
Adjusted income/(loss) from vessel operations	$9,198	$(2,673)
Average daily TCE rate	$14,362	$10,720
Average number of owned vessels	48.2	10.0
Average number of vessels chartered-in	5.6	1.2
Number of revenue days	4,282	860
Number of ship-operating days:
Owned vessels	4,341	900
Vessels bareboat chartered-in under operating leases (a)	257	—
Vessels time chartered-in under operating leases	245	108
(a)	Includes one LR2 and two MRs that secure lease financing arrangements.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $618 and $634 per day for the three months ended March 31, 2022 and 2021, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$—	$17,145	$—	$17,780
Revenue days	—	90	—	90
LR1(1):
Average rate	$20,300	$—	$12,860	$—
Revenue days	678	—	374	—
MR:
Average rate	$14,030	$15,119	$7,449	$—
Revenue days	3,115	56	375	—
Handy:
Average rate	$12,251	$—	$—	$—
Revenue days	343	—	—	—
(1)	During the 2022 and 2021 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the first quarter of 2022, TCE revenues for the Product Carriers segment increased by $52.3 million, or 567%, to $61.5 million from $9.2 million in the first quarter of 2021. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021, and one during March 2022. The net effect of these transactions, partially offset by 413 more offhire days during the current period (primarily drydock related), were the primary drivers of a 2,796-day increase in MR revenue days during the current year’s quarter, which contributed a $18.6 million days-based increase in TCE revenues. Additionally, there was a $3.6 million days-based increase in the LR1 fleet, which reflected (i) the deliveries of two time chartered-in 2008-built LR1s between August and October 2021, and one time chartered-in 2009-built LR1 in February 2022, (ii) the purchase of a 2011-built LR1 in February 2022, and (iii) 134 fewer off-hire days in the current period, partially offset by (iv) the redelivery of a 2006-built LR1 to its owners at the expiry of its two year charter in August 2021. The Company also acquired six Handysize vessels in the Merger, and subsequently sold two of them in the fourth quarter of 2021. These Handysizes contributed a total of $4.0 million in TCE revenues during the current quarter. In April 2022, the Company entered into memoranda of agreements for the sales of its three remaining Handysize product carriers and one 2008-built MR, which are expected to be delivered to the buyers during the second quarter of 2022. Also contributing significantly to the growth in TCE revenues were period-over-period increases in average daily blended rates earned by the MR and LR1 fleet sectors, which accounted for a rates-based increase in TCE revenues of approximately $26.1 million.

Vessel expenses increased by $30.6 million to $37.1 million in the first quarter of 2022 from $6.5 million in the first quarter of 2021. Such increase reflects additions to the fleet as a result of the Merger. Charter hire expenses increased by $1.7 million to $3.4 million in the current quarter from $1.7 million in the prior year’s quarter, primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $8.1 million to $11.8 million in the current quarter from $3.7 million in the prior year’s quarter. Such increase resulted primarily from the additions to the MR and Handysize fleets noted above.

INTERNATIONAL SEAWAYS, INC.

General and Administrative Expenses:

During the first quarter of 2022, general and administrative expenses increased by $2.0 million to $10.0 million from $8.2 million in the first quarter of 2021. The primary drivers for such increase were principally related to the Merger and comprised of (i) increased compensation and benefits costs of $1.2 million, (ii) increased insurance costs of $0.3 million, reflecting in part $0.1 million of non-cash amortization of a prepaid Directors & Officers run-off policy related to the Merger, (iii) increased communications and technology expenses of $0.2 million, and (iv) increased travel and entertainment expenses of $0.1 million as COVID-19 related travel restrictions are being rolled back.

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest before items shown below	$11,701	$4,477
Interest cost on defined benefit pension obligation	125	95
Impact of interest rate hedge derivatives	1,574	2,708
Capitalized interest	(660)	—
Interest expense	$12,740	$7,280

Interest expense was $12.7 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively. The quarter-over-quarter increase is attributable to higher average outstanding debt balances in the current year period compared to the 2021 period principally attributable to the debt that was assumed in connection with the Merger, the Macquarie Credit Facility and the refinancing of then existing debt between November 2021 and January 2022 with resulting higher principal amounts outstanding. In addition, higher average LIBOR rates during the first quarter of 2022 compared with the corresponding periods of 2021 contributed to such increase. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

As of March 31, 2022, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2022 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2022.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2021. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

EBITDA and Adjusted EBITDA:

EBITDA represents net loss before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP.

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net loss	$(13,001)	$(13,365)
Income tax provision	4	—
Interest expense	12,740	7,280
Depreciation and amortization	27,000	16,754
EBITDA	26,743	10,669
Amortization of time charter contracts acquired	340	—
Third-party debt modification fees	187	—
(Gain)/loss on disposal of vessels and other assets, net of impairments	(1,376)	11
Write-off of deferred financing costs	133	—
Adjusted EBITDA	$26,027	$10,680

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2022 and December 31, 2021 was approximately positive $1.2 million and negative $10.1 million, respectively. Current liabilities include current installments of long-term debt of $178.4 million and $178.7 million at March 31, 2022 and December 31, 2021, respectively. Such amounts are excluded from the definition of current liabilities for purposes of the working capital covenant in the Company’s debt facilities. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

The Company’s total cash decreased by $23.3 million during the three months ended March 31, 2022. This decrease reflects cash used in operating activities of $19.8 million, $38.4 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG-powered VLCCs, $0.5 million net working capital deposits made to commercial pools in which the Company’s vessels operate, debt extinguishment of $11.0 million, scheduled principal amortization for the Company’s debt facilities and lease financing arrangements totaling $44.4 million, and cash dividends of $3.0 million. Such cash outflows were partially offset by proceeds from disposal of vessels and other assets of $24.3 million, proceeds from issuance of lease financing, net of issuance and deferred financing costs of $20.4 million, and $50.0 million in net borrowings on revolving credit facilities.

INTERNATIONAL SEAWAYS, INC.

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

As of March 31, 2022, we had total liquidity on a consolidated basis of $165.6 million comprised of $75.6 million of cash (including $1.1 million of restricted cash) and $90.0 million of undrawn revolver capacity. Restricted cash of $1.1 million as of March 31, 2022 and December 31, 2021, respectively, represents legally restricted cash relating to the Macquarie Credit Facility, which is collateralized by three LR1 product carriers.

As of March 31, 2022, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,121.4 million and net debt to total capitalization (including noncontrolling interests) of 47.3%, compared with 46.2% at December 31, 2021.

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

The following is a summary of the significant capital allocation activities the Company executed during the first quarter of 2022 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On February 28, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $3.0 million on March 28, 2022 to stockholders of record as of March 14, 2022.

Continuing our post-merger fleet optimization program, in January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International, which has historically outperformed the market. The Company closed both transactions during the first quarter of 2022, with a net cash outflow of $3.0 million representing the difference in value between the two vessels. During the first quarter of 2022, the Company also entered into memoranda of agreements for the sales of one 2002-built Panamax, one 2004-built Panamax and one 2006-built Handysize product carrier all of which were delivered to the buyers in April 2022. In addition, in April 2022, the Company entered into memoranda of agreements for the sale of its three remaining 2006-built Handysize product carriers and one 2008-built MR, which are expected to be delivered to their buyers during the second quarter of 2022. The aggregate net proceeds expected from the sale of these seven vessels after the prepayment of associated debt is approximately $49.9 million, of which $10.2 million was received as of March 31, 2022.

On January 14, 2022, the Company entered into a lease financing arrangement with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of a 2011-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $16.7 million (the “Hyuga Lease Financing”). The transaction generated net proceeds of $5.7 million, after prepaying $11.0 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to a nine-year bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with

INTERNATIONAL SEAWAYS, INC.

purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the nine-year term.

On April 25, 2022, the Company entered into a lease financing arrangement with Kaiyo Ltd. (“Kaiyo”) for the sale and leaseback of a 2010-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $15.2 million (the “Kaiyo Lease Financing”). The transaction generated net proceeds of $5.4 million, after prepaying $9.8 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to an eight-year bareboat charter at a bareboat rate of $6,250 per day for the first four years, and $6,150 per day for the remaining four years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the eight-year term.

The closing of the Kaiyo Lease Financing reduced the number of vessels collateralizing the $390 Million Facility Term Loan to nine subsequent to March 31, 2022, and also resulted in a reduction in the scheduled future quarterly principal amortization from $7.3 million to $6.9 million.

On March 4, 2022, the Company borrowed $50.0 million under the $525 Million Facility Revolving Loan.

As of March 31, 2022, the Company has vessel construction commitments for three dual-fuel LNG-powered VLCCs. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on 15 vessels and the installation of a scrubber on one Suezmax. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of March 31, 2022, are presented in the Aggregate Contractual Obligations Table below.

Outlook

We executed various liquidity enhancing initiatives during 2021 and the first quarter of 2022 that significantly diversified our financing sources and spread our debt maturities out between 2025 and 2031, putting the Company in a strong position to navigate through any period of weaker rates during 2022. Our balance sheet and diverse fleet, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

As of March 31, 2022, the FSO Joint Venture had total bank debt outstanding of $26.5 million, of which $13.2 million was nonrecourse to the Company.

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

The FSO Joint Venture drew down on a $220 million credit facility in April 2018. The Company provided a guarantee for the $110 million FSO Term Loan portion of the facility, which has an interest rate of LIBOR plus two percent and amortizes through July 2022 and September 2022. INSW’s guarantee of the FSO Term Loan has financial covenants that provide (i) INSW’s Liquid Assets shall not be less than the higher of $50 million and 5% of Total Indebtedness of INSW, (ii) INSW shall have Cash of at least $30 million and (iii) INSW shall be compliance with the Loan to Value Test (as such capitalized terms are defined in the Company guarantee). As of September 30, 2021, the maximum aggregate potential amount of future payments (undiscounted) that INSW could be required to make in relation to its equity method investees secured bank debt and interest rate swap obligations was $13.3 million and the carrying value of the Company's guaranty in the accompanying condensed consolidated balance sheets was nil.

INTERNATIONAL SEAWAYS, INC.

In addition, and pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2022 follows:

						Beyond
(Dollars in thousands)	2022	2023	2024	2025	2026	2027	Total
$390 Million Facility Term Loan - floating rate(1)	$28,863	$37,003	$35,398	$92,774	$—	$—	$194,038
$525 Million Facility Term Loan - floating rate(2)	58,395	75,753	73,471	—	—	—	207,619
$525 Million Facility Revolving Loan - floating rate(3)	2,274	2,857	94,849	—	—	—	99,980
$360 Million Facility Term Loan - floating rate(4)	29,934	37,734	34,335	—	—	—	102,003
$360 Million Facility Revolving Loan - floating rate(3)	930	1,220	39,177	—	—	—	41,327
Macquarie Credit Facility - floating rate(4)	2,537	3,246	2,672	12,801	—	—	21,256
ING Credit Facility - floating rate(4)	1,994	2,621	2,572	2,520	17,051	—	26,758
Ocean Yield Lease Financing - floating rate(4)	33,604	43,493	42,342	40,961	39,698	257,227	457,325
COSCO Lease Financing - floating rate(4)	5,584	7,245	6,996	6,753	6,509	29,712	62,799
BoComm Lease Financing - fixed rate(5)	—	24,271	23,827	23,762	23,762	211,755	307,377
Toshin Lease Financing - fixed rate(5)	1,674	2,418	2,223	2,160	2,160	11,307	21,942
Hyuga Lease Financing - fixed rate(5)	1,701	2,268	2,456	2,232	2,232	10,808	21,697
8.5% Senior Notes - fixed rate	1,594	26,063	—	—	—	—	27,657
Operating lease obligations(6)
Bareboat Charter-ins	4,730	4,532	—	—	—	—	9,262
Time Charter-ins	7,537	3,053	—	—	—	—	10,590
Office and other space	205	229	973	998	1,024	6,907	10,336
Vessel and vessel betterment commitments(7)	12,077	770	164	—	—	—	13,011
Total	$193,633	$274,776	$361,455	$184,961	$92,436	$527,716	$1,634,977
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $390 Million Facility Term Loan of 2.80%, plus the fixed rate stated in the related floating-to-fixed interest rate swap of 1.97% for the $186.8 million notional amount and 0.50% for the $25 million notional amount covered in the interest rate swaps.
(2)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the Amended and Restated $525 Million Credit Agreement assumed as part of the Merger of 2.50%, plus (i) the average fixed rates stated in the related floating-to-fixed interest rate swaps of 0.54% for the $146.7 million notional amount of the term loan covered by the interest rate swaps and (ii) the effective three-month LIBOR rate of 1.01% as of March 31, 2022 for the remaining outstanding term loan balance.
(3)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin of 2.50% and 2.65% for the Amended and Restated $525 Million Facility and Amended and Restated $360 Million Facility, respectively, plus the effective one-month LIBOR rate as of March 31, 2022 of 0.50% for the $525 Million Facility Revolving Loan and 0.45% for the $360 Million Facility Revolving Loan.
(4)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of March 31, 2022 of 1.01% for the Amended and Restated $360 Million Facility Term

INTERNATIONAL SEAWAYS, INC.

Loan and Macquarie Credit Facility, 0.88% for the COSCO Lease Financing, 0.39% for the ING Credit Facility and 0.30% for the Ocean Yield Lease Financing.
(5)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of March 31, 2022 of $14.4 million and $230.4 million, respectively.
(6)	As of March 31, 2022, the Company had charter-in commitments for four vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(7)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 15 vessels and the installation of a scrubber on one Suezmax, and the Company’s commitment for the construction of three dual-fuel LNG-powered VLCCs not funded by the BoComm Lease Financing.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 16, 2021, the Company completed the Merger with Diamond S and in our 2021 Annual Report on Form 10-K, we excluded Diamond S from our internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. The Company has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Diamond S and we will incorporate Diamond S into our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2022.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2021 Form 10-K, except for the following:

Risks Related to Our Industry

The war between Russia and Ukraine could adversely affect INSW’s business

On February 24, 2022, Russia invaded Ukraine, commencing a war between the two countries. The outbreak of the war has resulted in several countries and international organizations, such as the United States, the United Kingdom, the EU and Japan, imposing trade and investment sanctions against Russia and Belarus which are expected to adversely affect the global economy, including INSW’s ability to transport crude oil and refined petroleum products throughout the world. The ultimate outcome of these events and their overall effect on INSW is uncertain. These events have exacerbated many of the risks we face as a tanker industry participant, including the following:

INTERNATIONAL SEAWAYS, INC.

●	Several nations, including the United States, the United Kingdom and Canada, have announced import bans of Russian energy products, such as crude oil and refined petroleum products, commencing immediately or later in 2022, and other countries are considering doing so. These bans have started to change trade patterns for crude oil and refined petroleum products. Russia is the third largest oil producer and the second largest exporter of crude oil, and it will be difficult to replace Russian crude oil export share from other countries. As a result of these bans and related trade sanctions, the price of crude oil and refined petroleum products have increased, which is likely to affect adversely global oil demand and reduce worldwide oil transport. While global shipping rates of oil have increased since the commencement of the war, especially because of increased ton mile demand due to changing trading patterns and the banning of Russian oil tankers by several countries, it is uncertain what the ultimate result will be on INSW’s shipping revenue from these trade restrictions.
●	Fuel is a significant expense in INSW’s shipping operations when vessels are under voyage charter. The increase in fuel prices since the beginning of the war may adversely affect INSW’s profitability if these increases cannot be passed onto customers.
●	Since the beginning of the war, there have been reports of cybersecurity attacks by Russia against the Ukrainian government and other Ukrainian institutions and Ukraine in turn has encouraged its “volunteer IT army” to fight back. In addition, general cybersecurity threats have been made against tanker industry participants. Any such attacks could result in collateral effects on critical infrastructure, financial institutions, or other organizations outside the immediate conflict zone because computer malware usually is not confined to its intended target or space. Such developments could adversely affect our business, operations or financial conditions. It is difficult to assess the likelihood of such threats and any potential impact at this time.
●	INSW employs officers and crew members who are Russian or Ukrainian. Russian and Ukrainian officers and crew members constitute a small percentage of INSW’s overall seagoing staff (below 5%), but a much greater percentage of the global pool of seafarers. Currently, Ukrainian seafarers who return to Ukraine may be conscripted into the Ukrainian armed forces. Further, banking restrictions enacted by many countries against several Russian financial institutions have restricted or prohibited the processing of salary payments to Russian seafarers, inhibiting or preventing tanker owners from employing them. The foregoing developments may decrease the number of Ukrainian and Russian seafarers available as part of the global seafarer pool, increasing demand for seafarers of other nationalities.
●	As a result of the war, insurers may increase premiums or reduce or restrict coverage for losses directly or indirectly related to the war. Such insurance coverage may not be adequate to cover INSW’s direct losses and even assuming coverage is adequate, INSW may suffer other consequential harm for which it does not have coverage. The uncertainties resulting from the war could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could adversely affect our business, operations or financial condition.
●	As of the date of this Quarterly Report on Form 10-Q, the war has continued for more than two months, and it is uncertain as to its ultimate duration or outcome. The war’s continuation will exacerbate the foregoing risks and any escalation of the war, such as involvement of other countries as combatants, expansion of the war to other regions, or use of more destructive weapons, may have material adverse consequences to the tanker industry and to INSW’s business, operations and financial condition.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2022 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

*10.1	Form of Amendment No. 7 to Ms. Zabrocky Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.2	Form of Amendment No. 4 to Mr. Pribor Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.3	Form of Amendment No. 5 to Mr. Small Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.4	Form of Amendment No. 6 to Mr. Oshodi Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)The Exhibits which have not previously been filed or listed are marked with an asterisk (**).

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 4, 2022	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 4, 2022	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer