Form 10-Q
period 2022-06-30
International Seaways, Inc.
filed 2022-08-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
Rights to Purchase Common Stock	N/A	New York Stock Exchange

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 4, 2022: common stock, no par value 49,695,732 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$230,666	$97,883
Voyage receivables, net of allowance for credit losses of $68 and $31
including unbilled receivables of $176,234 and $100,137	181,905	107,096
Other receivables	6,779	5,651
Inventories	804	2,110
Prepaid expenses and other current assets	14,086	11,759
Current portion of derivative asset	763	—
Total Current Assets	435,003	224,499
Restricted cash	1,054	1,050
Vessels and other property, less accumulated depreciation of $287,846 and $249,336	1,723,742	1,802,850
Vessels construction in progress	71,036	49,291
Deferred drydock expenditures, net	57,592	55,753
Operating lease right-of-use assets	20,917	23,168
Investments in and advances to affiliated companies	39,832	180,331
Long-term derivative asset	—	1,296
Time charter contracts acquired, net	159	842
Other assets	14,906	7,700
Total Assets	$2,364,241	$2,346,780

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,237	$44,964
Current portion of operating lease liabilities	9,875	8,393
Current installments of long-term debt	160,790	178,715
Current portion of derivative liability	—	2,539
Total Current Liabilities	208,902	234,611
Long-term operating lease liabilities	9,172	12,522
Long-term debt	912,900	926,270
Long-term derivative liability	529	757
Other liabilities	1,590	2,288
Total Liabilities	1,133,093	1,176,448

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,695,732 and 49,612,019
shares issued and outstanding	1,583,740	1,591,446
Accumulated deficit	(353,303)	(409,338)
	1,230,437	1,182,108
Accumulated other comprehensive income/(loss)	127	(12,360)
Total equity before noncontrolling interests	1,230,564	1,169,748
Noncontrolling interests	584	584
Total Equity	1,231,148	1,170,332
Total Liabilities and Equity	$2,364,241	$2,346,780

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shipping Revenues:
Pool revenues, including $31,114, $17,857, $54,385 and $35,104
from companies accounted for by the equity method	$164,727	$26,455	$248,489	$51,114
Time and bareboat charter revenues	8,133	11,714	14,308	26,412
Voyage charter revenues	15,337	8,135	26,882	15,534
	188,197	46,304	289,679	93,060

Operating Expenses:
Voyage expenses	2,658	1,586	6,165	3,173
Vessel expenses	59,563	27,877	119,880	54,204
Charter hire expenses	7,693	5,863	15,002	11,604
Depreciation and amortization	27,256	17,079	54,256	33,833
General and administrative	10,847	6,831	21,013	15,012
Third-party debt modification fees	900	—	1,087	—
Merger and integration related costs	—	481	—	481
(Gain)/loss on disposal of vessels and other assets, net of impairments	(8,102)	4,005	(9,478)	4,016
Total operating expenses	100,815	63,722	207,925	122,323
Income/(loss) from vessel operations	87,382	(17,418)	81,754	(29,263)
Equity in (loss)/income of affiliated companies	(5,162)	5,375	435	10,843
Operating income/(loss)	82,220	(12,043)	82,189	(18,420)
Other (expense)/income	(574)	267	(800)	559
Income/(loss) before interest expense and income taxes	81,646	(11,776)	81,389	(17,861)
Interest expense	(12,558)	(7,006)	(25,298)	(14,286)
Income/(loss) before income taxes	69,088	(18,782)	56,091	(32,147)
Income tax provision	(52)	(1)	(56)	(1)
Net income/(loss) attributable to the Company	$69,036	$(18,783)	$56,035	$(32,148)

Weighted Average Number of Common Shares Outstanding:
Basic	49,602,181	28,051,946	49,586,847	28,037,957
Diluted	49,878,645	28,051,946	49,754,876	28,037,957

Per Share Amounts:
Basic net earnings/(loss) per share	$1.39	$(0.67)	$1.13	$(1.15)
Diluted net earnings/(loss) per share	$1.38	$(0.67)	$1.12	$(1.15)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$69,036	$(18,783)	$56,035	$(32,148)
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	966	(461)	11,728	9,822
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	73	(7)	99	(15)
Net change in unrecognized actuarial losses	489	(55)	660	(111)
Other comprehensive income/(loss), net of tax	1,528	(523)	12,487	9,696
Comprehensive income/(loss) attributable to the Company	$70,564	$(19,306)	$68,522	$(22,452)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$56,035	$(32,148)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	54,256	33,833
Loss on write-down of vessels and other assets	1,697	3,497
Amortization of debt discount and other deferred financing costs	1,955	1,077
Amortization of time charter hire contracts acquired	684	—
Deferred financing costs write-off	261	—
Stock compensation	2,728	2,263
Earnings of affiliated companies	(10,017)	(10,843)
Write-off of registration statement costs	—	694
Other – net	(327)	831
Items included in net income/(loss) related to investing and financing activities:
(Gain)/loss on disposal of vessels and other assets, net	(11,175)	519
Loss on sale of investments in affiliated companies	9,512
Cash distributions from affiliated companies	2,250	3,625
Payments for drydocking	(25,789)	(14,720)
Insurance claims proceeds related to vessel operations	2,035	710
Changes in operating assets and liabilities:
Increase in receivables	(74,809)	(7,619)
Decrease in deferred revenue	—	(2,995)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	5,549	(1,242)
Net cash provided by/(used in) operating activities	14,845	(22,518)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(53,801)	(24,130)
Proceeds from disposal of vessels and other property, net	79,614	3,431
Expenditures for other property	(509)	(271)
Investments in and advances to affiliated companies, net	(838)	(95)
Proceeds from sale of investments in affiliated companies	140,069	—
Net cash provided by/(used in) investing activities	164,535	(21,065)
Cash Flows from Financing Activities:
Borrowings on long term debt, net of lenders' fees	641,050	—
Payments of deferred financing costs	(556)	(49)
Repayments of debt	(717,913)	(30,742)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	60,076	—
Payments on sale and leaseback financing	(18,816)	—
Cash payments on derivatives containing other-than-insignificant financing elements	—	(2,623)
Common stock issuance costs	—	(717)
Cash dividends paid	(8,941)	(3,369)
Cash paid to tax authority upon vesting of stock-based compensation	(1,493)	(1,030)
Net cash used in financing activities	(46,593)	(38,530)
Net increase/(decrease) in cash, cash equivalents and restricted cash	132,787	(82,113)
Cash, cash equivalents and restricted cash at beginning of year	98,933	215,677
Cash, cash equivalents and restricted cash at end of period	$231,720	$133,564

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Income/(Loss)	Interests	Total
For the six months ended
Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net income	—	56,035	—	—	56,035
Other comprehensive income	—	—	12,487	—	12,487
Dividends declared	(8,941)	—	—	—	(8,941)
Forfeitures of vested restricted stock awards	(1,493)	—	—	—	(1,493)
Compensation relating to restricted stock awards	583	—	—	—	583
Compensation relating to restricted stock units awards	1,607	—	—	—	1,607
Compensation relating to stock option awards	538	—	—	—	538
Balance at June 30, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148

Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	—	$972,042
Net loss	—	(32,148)	—	—	(32,148)
Other comprehensive income	—	—	9,696	—	9,696
Dividends declared	(3,369)	—	—	—	(3,369)
Forfeitures of vested restricted stock awards	(1,030)	—	—	—	(1,030)
Compensation relating to restricted stock awards	460	—	—	—	460
Compensation relating to restricted stock units awards	1,192	—	—	—	1,192
Compensation relating to stock option awards	611	—	—	—	611
Balance at June 30, 2021	$1,278,365	$(307,994)	$(22,917)	$—	$947,454

For the three months ended
Balance at April 1, 2022	$1,588,606	$(422,339)	$(1,401)	$584	$1,165,450
Net income	—	69,036	—	—	69,036
Other comprehensive income	—	—	1,528	—	1,528
Dividends declared	(5,963)	—	—	—	(5,963)
Forfeitures of vested restricted stock awards	(523)	—	—	—	(523)
Compensation relating to restricted stock awards	287	—	—	—	287
Compensation relating to restricted stock units awards	1,106	—	—	—	1,106
Compensation relating to stock option awards	227	—	—	—	227
Balance at June 30, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148

Balance at April 1, 2021	$1,279,368	$(289,211)	$(22,394)	$—	$967,763
Net loss	—	(18,783)	—	—	(18,783)
Other comprehensive loss	—	—	(523)	—	(523)
Dividends declared	(1,688)	—	—	—	(1,688)
Forfeitures of vested restricted stock awards	(541)	—	—	—	(541)
Compensation relating to restricted stock awards	258	—	—	—	258
Compensation relating to restricted stock units awards	650	—	—	—	650
Compensation relating to stock option awards	318	—	—	—	318
Balance at June 30, 2021	$1,278,365	$(307,994)	$(22,917)	$—	$947,454

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of June 30, 2022, the Company’s operating fleet consisted of 75 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 78 vessels as of June 30, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $1.1 million as of June 30, 2022 and December 31, 2021 represents legally restricted cash relating to the Company’s Macquarie Credit Facility (See Note 10, “Debt”). Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities.

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2021	$31
Provision for expected credit losses	37
Balance at June 30, 2022	$68

During the three and six months ended June 30, 2022 and 2021, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 97% and 93% of consolidated voyage receivables at June 30, 2022 and December 31, 2021, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $7.3 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing as of June 30, 2022 and $3.7 million relating to the $390 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of December 31, 2021, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $15.9 million and $9.9 million relating to the Company’s outstanding debt facilities as of June 30, 2022 and December 31, 2021, respectively, are included in long-term debt in the accompanying condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $1.1 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized during the three and six months ended June 30, 2022 totaled $0.8 million and $1.5 million, respectively, and $58 thousand for the three and six months ended June 30, 2021.

Time Charter Contracts Acquired — The Company’s intangible assets consist of charter-out contracts with contractual rates in excess of fair market charter rates that were acquired as part of the Merger. These assets are amortized on a straight-line basis as a reduction of time charter revenues over the remaining term of such charters. For the three and six months ended June 30, 2022, amortization totaled $0.4 million and $0.7 million, respectively.

Recently Issued Accounting Standards —In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) may continue to use USD LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them, or both have adhered to the IBOR fallback protocol. The Company has engaged and will continue to engage in discussions with its lending banks in advance of the June 30, 2023 sunset date for the USD LIBOR reference rate settings used in its agreements to evaluate the Company’s options.  Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 70,350 and 78,687 for the three and six months ended June 30, 2022, respectively and 61,437 and 56,291 for the three and six months ended June 30, 2021, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2022, there were 564,608 shares of restricted stock units and 811,906 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income/(loss) attributable to the Company allocated to:
Common Stockholders	$68,939	$(18,785)	$55,947	$(32,154)
Participating securities	97	2	88	6
	$69,036	$(18,783)	$56,035	$(32,148)

For the three and six months ended June 30, 2022 earnings per share calculations, there were 276,464 and 168,029 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2021 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 1,245,340 and 1,155,756 for the three and six months ended June 30, 2022, respectively, and 1,086,589 and 1,013,234 for the three and six months ended June 30, 2021, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. The Company’s investments in and equity in income of the joint ventures with two floating storage and offloading service vessels, which were sold on June 7, 2022, are included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, merger and integration related costs and loss/(gain) on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2022 and 2021 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2022:
Shipping revenues	$62,107	$126,090	$—	$188,197
Time charter equivalent revenues	59,456	126,083	—	185,539
Depreciation and amortization	15,187	12,044	25	27,256
Gain on disposal of vessels and other assets, including impairments	(871)	(7,231)	—	(8,102)
Adjusted income/(loss) from vessel operations	15,565	75,487	(25)	91,027
Equity in loss of affiliated companies	(5,162)	—	—	(5,162)
Investments in and advances to affiliated companies at June 30, 2022	15,801	24,031	—	39,832
Adjusted total assets at June 30, 2022	1,313,221	802,206	—	2,115,427

Three months ended June 30, 2021:
Shipping revenues	$32,548	$13,756	$—	$46,304
Time charter equivalent revenues	31,096	13,622	—	44,718
Depreciation and amortization	13,039	4,022	18	17,079
Loss on disposal of vessels and other property, including impairments	4,005	—	—	4,005
Adjusted (loss)/income from vessel operations	(7,058)	975	(18)	(6,101)
Equity in income of affiliated companies	5,375	—	—	5,375
Investments in and advances to affiliated companies at June 30, 2021	142,171	7,409	—	149,580
Adjusted total assets at June 30, 2021	1,122,807	251,310	—	1,374,117

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2022:
Shipping revenues	$101,717	$187,962	$—	$289,679
Time charter equivalent revenues	95,932	187,582	—	283,514
Depreciation and amortization	30,339	23,885	32	54,256
Loss/(gain) on disposal of vessels and other assets, including impairments	971	(10,449)	—	(9,478)
Adjusted income/(loss) from vessel operations	9,723	84,685	(32)	94,376
Equity in income of affiliated companies	435	—	—	435
Expenditures for vessels and vessel improvements	26,747	27,054	—	53,801
Payments for drydocking	12,369	13,420	—	25,789

Six months ended June 30, 2021:
Shipping revenues	$70,058	$23,002	$—	$93,060
Time charter equivalent revenues	67,046	22,841	—	89,887
Depreciation and amortization	26,042	7,750	41	33,833
Loss on disposal of vessels and other property, including impairments	4,016	—	—	4,016
Adjusted loss from vessel operations	(8,015)	(1,698)	(41)	(9,754)
Equity in income of affiliated companies	10,843	—	—	10,843
Expenditures for vessels and vessel improvements	22,359	1,771	—	24,130
Payments for drydocking	7,992	6,728	—	14,720

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Time charter equivalent revenues	$185,539	$44,718	$283,514	$89,887
Add: Voyage expenses	2,658	1,586	6,165	3,173
Shipping revenues	$188,197	$46,304	$289,679	$93,060

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Total adjusted income/(loss) from vessel operations of all segments	$91,027	$(6,101)	$94,376	$(9,754)
General and administrative expenses	(10,847)	(6,831)	(21,013)	(15,012)
Third-party debt modification fees	(900)	—	(1,087)	—
Merger and integration related costs	—	(481)	—	(481)
Gain/(loss) on disposal of vessels and other assets, including impairments	8,102	(4,005)	9,478	(4,016)
Consolidated income/(loss) from vessel operations	87,382	(17,418)	81,754	(29,263)
Equity in (loss)/income of affiliated companies	(5,162)	5,375	435	10,843
Other (expense)/income	(574)	267	(800)	559
Interest expense	(12,558)	(7,006)	(25,298)	(14,286)
Income/(loss) before income taxes	$69,088	$(18,782)	$56,091	$(32,147)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Adjusted total assets of all segments	$2,115,427	$1,374,117
Corporate unrestricted cash and cash equivalents	230,666	117,391
Restricted cash	1,054	16,173
Other unallocated amounts	17,094	11,184
Consolidated total assets	$2,364,241	$1,518,865

Note 6 — Vessels:

Impairment of Vessels and Other Property

During the six months ended June 30, 2022, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2021, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended June 30, 2022, the Company continued to monitor industry and market factors and intentions regarding its vessels to determine if indicators of impairment were present and determined that none of the vessels in the Company’s fleet met held-for-sale criteria as of June 30, 2022 and no held-for-use impairment indicators existed for the Company’s vessels as of June 30, 2022. During the quarter ended March 31, 2022, the Company concluded that the contracted sales of one 2004-built Panamax and two 2006-built Handysize product carriers resulted in the recognition of impairment charges aggregating $1.7 million.

The Company also recognized an aggregate loss of approximately $0.7 million during the quarter ended March 31, 2022, related to the cost to terminate the purchase and installation contracts for ballast water treatment systems on three of the Company’s MRs that were sold during 2021.

Vessel Acquisitions and Construction Commitments

In January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International. The Company closed both transactions during the first quarter of 2022, recognizing a gain of $4.5 million on the sale of the 2010-built MR and a net cash outflow of $3.0 million representing the difference in value between the two vessels. The LR1 vessel replaced the MR as collateral under the $525 Million Credit Facility with no further mandatory principal repayment required.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG-powered VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels is approximately $290.0 million, which will be paid for through a combination of cash on hand and funds drawn from the BoComm Lease Financing (See Note 10, “Debt”). Accumulated expenditures of $71.0 million and $49.3 million (including capitalized interest costs of $2.1 million and $0.6 million) are included in vessels construction in progress in the accompanying condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively. The remaining commitments on the contracts for the construction of these vessels as of June 30, 2022 was $220.8 million, for which the BoComm Lease Financing is expected to provide funding over the course of the construction and delivery of the three vessels.

Disposal/Sales of Vessels

In addition to the sale of the 2010-built MR described above, during the six months ended June 30, 2022, the Company also delivered a 2008-built MR, one 2002-built Panamax, one 2004-built Panamax and its remaining four 2006-built Handysize product carriers to buyers and recognized an aggregate gain of $7.7 million.

Note 7 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method, including the Company’s 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operate two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”). Pursuant to a share purchase agreement, on June 7, 2022, the Company sold its 50% ownership interest in the FSO Joint Venture, to its joint venture partner Euronav NV. The Company received, net of adjustments for working capital and expenses, approximately $140 million in cash from the sale. The Company recorded a loss on the sale of $9.5 million and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the FSO Joint Venture at the time of the sale of $0.1 million into earnings from accumulated other comprehensive income/(loss).

The share purchase agreement contains specified representations, warranties, covenants and indemnification provisions of the parties customary for transactions of this type

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

Diamond Anglo Ship Management Pte. Ltd. — Diamond Anglo Ship Management Pte. Ltd. (“DASM”) was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third-party, to provide ship management services to some of Diamond S’ vessels.

As of June 30, 2022, DASM was owned 51% by the Company and 49% by AE Holdings, AE Holdings did not participate in the income or equity of DASM, and the Company was considered to be the primary beneficiary of DASM as the Company had the ability to direct the activities that most significantly impacted DASM’s economic performance. The results of operations and balance sheets of DASM are included in the accompanying condensed consolidated financial statements.

On June 29, 2022, the Company and AE Holdings entered into an agreement to terminate their joint venture agreement, which will result in the Company selling its 51% interest in DASM to AE Holdings. The Company expects to receive approximately $0.8 million in cash

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for the sale of its interest, after certain deductions, and to recognize a $0.2 million gain on the sale of the joint venture, which is expected to close in the third quarter of 2022.

Unconsolidated VIEs

As of June 30, 2022, all of the six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of June 30, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$38,432

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$38,432

In addition, as of June 30, 2022, the Company had approximately $168.3 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2022.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Fair Value Level
Cash and cash equivalents (1)	$231,720	$98,933	Level 1
$750 Million Facility Term Loan	(530,000)	n/a	Level 2
$390 Million Facility Term Loan	n/a	(191,050)	Level 2
$525 Million Facility Term Loan	n/a	(216,289)	Level 2
$525 Million Facility Revolving Loan	n/a	(44,193)	Level 2
$360 Million Facility Term Loan	n/a	(105,325)	Level 2
$360 Million Facility Revolving Loan	n/a	(38,889)	Level 2
Macquarie Credit Facility	(18,350)	(19,475)	Level 2
ING Credit Facility	(23,958)	(25,000)	Level 2
Ocean Yield Lease Financing	(355,825)	(370,305)	Level 2
BoComm Lease Financing	(24,019)	(9,608)	Level 2
Toshin Lease Financing	(16,355)	(16,995)	Level 2
Hyuga Lease Financing	(16,068)	n/a	Level 2
COSCO Lease Financing	(50,239)	(52,746)	Level 2
Kaiyo Lease Financing	(14,848)	n/a	Level 2
Kaisha Lease Financing	(14,955)	n/a	Level 2
8.5% Senior Notes	(21,200)	(25,940)	Level 1
(1)	Includes restricted cash of $1.1 million at June 30, 2022 and December 31, 2021, respectively.

Derivatives

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million, with $4.6 million of the gain expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

With regards to the hybrid instrument associated with the Sinosure Credit Facility that was terminated in November 2021, $2.1 million of the loss is expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

On June 2, 2022, the Company entered into amortizing interest rate swap agreements covering a notional amount of $475 million of the $750 Million Facility Term Loan with major financial institutions participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027, effective August 22, 2022. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities
June 30, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$763	$—	$—	$(529)
Total	$763	$—	$—	$(529)

December 31, 2021:
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,296	$(2,539)	$(757)
Total	$—	$1,296	$(2,539)	$(757)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$1,873	$(2,981)	$10,932	$4,765

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	(450)	—	(916)
Total other comprehensive income	$1,873	$(3,431)	$10,932	$3,849

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,478)	$1,149	$(487)	$2,265

Discontinued hedging instruments:
Interest rate swap	571	—	1,153	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	1,560	—	3,153
Total interest expense	$(907)	$2,709	$666	$5,418

See Note 13, “Accumulated Other Comprehensive Income/(Loss),” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	June 30, 2022	December 31, 2021	Fair Value Level
Derivative Assets (interest rate swaps)	$763	$1,296	Level 2(1)
Derivative Liabilities (interest rate swaps)	(529)	(3,296)	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which impairment charges were recognized for the six months ended June 30, 2022:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Crude Tankers - Vessels held for sale (1)(2)	$7,561	$7,561	$(1,019)
Product Carriers - Vessels held for sale (1) (2)	9,850	9,850	(207)
Product Carriers - Vessels held for use (1) (2)	9,575	9,575	(471)
(1)	A pre-tax held for sale impairment charge of $1.0 million related to one Panamax in the Crude Tankers segment was recorded during the first quarter of 2022, including a charge of $0.9 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million. A pre-tax held for sale impairment charge of $0.2 million related to one MR in the Product Carriers segment was recorded during the first quarter of 2022, consisting of $0.2 million costs to sell the vessel. A pre-tax held for use impairment charge of $0.5 million related to one Handysize product carrier was recorded during the first quarter of 2022 to write the value of the vessel down to its estimated fair value.
(2)	Fair value measurement of $27.0 million at March 31, 2022 used to determine the impairments for the vessels was based upon a market approach, which considered the sale prices of the vessels based on the executed memoranda of agreements as discussed in Note 6, "Vessels." The sales prices are considered to be Level 2 because sales of vessels occur somewhat infrequently.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $8,040	$521,959	$—
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $639 and $755	17,711	18,720
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $480 and $546	23,478	24,454
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $2,357	—	188,693
$525 Million Facility Term Loan, due 2024	—	216,289
$525 Million Facility Revolving Loan, due 2024	—	44,193
$360 Million Facility Term Loan, due 2024	—	105,325
$360 Million Facility Revolving Loan, due 2024	—	38,889
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,486 and $3,799	352,340	366,506
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $253 and $114	23,766	9,494
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $403 and $428	15,952	16,567
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,321 and $1,353	48,918	51,393
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $353	15,714	—
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $298	14,550	—
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $289	14,670	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $368 and $538	24,632	24,462
	1,073,690	1,104,985
Less current portion	(160,790)	(178,715)
Long-term portion	$912,900	$926,270

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

$750 Million Credit Facility

On May 20, 2022, International Seaways Operating Corporation (“ISOC”), the borrower, and certain of their subsidiaries entered into a credit agreement comprising $750 million of secured debt facilities (the “$750 Million Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), Crédit Agricole Corporate & Investment Bank (“CA-CIB”), BNP Paribas, DNB Markets Inc. and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as mandated lead arrangers and bookrunners; Danish Ship Finance A/S and ING Bank N.V., London Branch (or their respective affiliates), as mandated lead arrangers; and National Australia Bank Limited, as co-arranger. Nordea is acting as administrative agent, collateral agent and security trustee under the credit agreement, and CA-CIB is acting as sustainability coordinator. Capitalized terms used in this paragraph and elsewhere not otherwise defined herein shall have the meanings set forth in the credit agreement.

The $750 Million Credit Facility consists of (i) a five-year senior secured term loan facility in an aggregate principal amount of $530 million (the “$750 Million Facility Term Loan”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $220 million (the “750 Million Facility Revolving Loan). The $750 Million Facility Term Loan contains an uncommitted accordion feature whereby, for a period of up to 24 months following the closing date, the amount of the loan thereunder may be increased up to an additional incremental $250 million (in increments of at least $10 million) for the acquisition of Additional Vessels, subject to certain conditions.

The $750 Million Credit Facility is secured by a first lien on 55 of the Company’s vessels, along with their earnings, insurances and certain other assets. In addition, both facilities are secured by liens on certain additional assets of ISOC.

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. The loan proceeds, together with

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

available cash, were used to repay (i) the $163 million outstanding principal balance under the $390 Million Credit Facility; (ii) the $284 million outstanding principal balance under the $525 Million Credit Facility; and (iii) the $127.8 million outstanding principal balance under the $360 Million Credit Facility; and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

The $70 million drawn under the $750 Million Facility Revolving Loan was repaid on June 15, 2022, using a portion of the proceeds from the sale of the FSO Joint Venture (see Note 7, “Equity Method Investments”).

Interest on the $750 Million Credit Facility is calculated based upon Adjusted Term SOFR plus the Applicable Margin. The Applicable Margin is currently 2.40%. The facilities also include a sustainability-linked pricing mechanism. The adjustment in pricing will be linked to three factors:

●	a Fleet Sustainability Score Target, reflecting the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the International Maritime Organization’s 50% industry reduction target in GHG emissions by 2050, to be calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles (the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios relative to established de-carbonization trajectories)
●	a Sustainability-Linked Investment Target, reflecting targeted spending of $3 million per annum on investments in energy efficiency improvements, decarbonization, and other environmental, social and corporate governance-related initiatives; and
●	a Lost Time Incident Frequency Target, reflecting performance against a Lost Time Incident Frequency average published by Intertanko.

The Company is required to deliver annually, commencing in July 2023, a sustainability certificate for the preceding calendar year setting out the sustainability-related calculations required under the credit agreement. If the Company achieves all of the targets set out in the credit agreement, the Applicable Margin will be decreased by 0.05% per annum, while if the Company fails to achieve any of the targets set out in the credit agreement, the Applicable Margin will be increased by that same amount (but in no case will any such adjustment result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.05% per annum in the aggregate).

The $750 Million Facility Term Loan amortizes in 19 quarterly installments of approximately $30.6 million (other than the final payment of $9.8 million) commencing November 20, 2022. The maturity date of the $750 Million Credit Facility is May 20, 2027, and is subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

The $750 Million Credit Facility contains customary representations, warranties, restrictions and covenants applicable to the Company, ISOC and the subsidiary guarantors (and in certain cases, other subsidiaries).

Hyuga Lease Financing

On January 14, 2022, the Company entered into a lease financing arrangement with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of a 2011-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $16.7 million (the “Hyuga Lease Financing”). The transaction generated net proceeds of $5.7 million, after prepaying $11.0 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to a nine-year bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with purchase options exercisable commencing at the end of the fourth year and a $2.0 million purchase obligation at the end of the nine-year term.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

day for the first four years, and $6,150 per day for the remaining four years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the eight-year term.

Kaisha Lease Financing

On May 12, 2022, the Company entered into a lease financing arrangement with Kabushiki Kaisha (“Kaisha”) for the sale and leaseback of a 2010-built MR, which was a $525 Million Facility Collateral Vessel, for a net sale price of $15.2 million (the “Kaisha Lease Financing”). The transaction generated net proceeds of $10.6 million, after prepaying $4.6 million of the $525 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to an eight-year bareboat charter at a bareboat rate of $6,250 per day for the first four years, and $6,150 per day for the remaining four years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the eight-year term.

8.5% Senior Notes

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of June 30, 2022.

The $750 Million Credit Facility, the Macquarie Credit Facility, the ING Credit Facility and certain of the Company’s lease financing arrangements contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility.

The 8.5% Senior Notes Indenture, which was terminated in conjunction with the August 5, 2022 redemption described above, contained certain covenants that required the Company to (i) not permit Total Borrowings (as defined in the Indenture) to equal or exceed 70% of Total Assets (as defined in the Indenture), and (ii) ensure that Net Worth (defined as Total Assets, less Intangible assets and Total Borrowings, as defined in the Indenture) exceeded $600 million pursuant to the Minimum Net Worth covenant.

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

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2022 was $13.3 million and $26.6 million, respectively, and for the three and six months ended June 30, 2021 was $6.9 million and $14.1 million, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2022 was $10.8 million and $22.6 million respectively, and for the three and six months ended June 30, 2021 was $6.0 million and $12.3 million respectively.

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

During the second quarter of 2022, the Company recognized a net loss of $0.2 million, which is included in other expense in the accompanying condensed consolidated statement of operations. The net loss reflects a write-off of unamortized deferred financing costs associated with the $10.0 million principal prepayment of the $390 Million Facility Term Loan in April 2022 (in connection with the Kaiyo Lease Financing transaction described above), which was treated as a partial extinguishment.

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

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2022 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2022.

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

Restricted Common Stock

During the six months ended June 30, 2022, the Company awarded a total of 41,718 restricted common stock shares to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $24.45 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 3, 2023, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Restricted Stock Units and Stock Options

During the six months ended June 30, 2022, the Company granted 327,906 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $19.65 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 304,650 of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date and 23,256 of the RSUs awarded will cliff vest on September 30, 2023.

During the six months ended June 30, 2022, the Company also awarded 124,590 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2025. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.63 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $20.65 per RSU.

Dividends

On February 28, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $3.0 million on March 28, 2022 to stockholders of record as of March 14, 2022.

On June 7, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share. Pursuant to such declaration, the Company made dividend payments totaling $6.0 million on June 29, 2022 to stockholders of record as of June 17, 2022. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock on August 4, 2022. The dividend will be paid on September 28, 2022 to stockholders of record as of September 14, 2022.

Share Repurchases

In connection with the settlement of vested restricted stock units, the Company repurchased 26,753 and 84,479 shares of common stock during the three and six months ended June 30, 2022, respectively, at an average cost of $19.54 and $17.67, respectively, per share (based on the market prices on the dates of vesting) from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 28,145 and 50,975 shares of common stock during the three and six months ended June 30, 2021, respectively, at an average cost of $19.23 and $20.21, respectively, per share.

As of June 30, 2022, the remaining buyback authorization under the Company’s $50.0 million stock repurchase program expiring in October 2022 was $33.3 million. No shares were acquired under repurchase programs during the six months ended June 30, 2022 and 2021. In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023.

Rights Agreement

On May 8, 2022, the Company entered into a shareholder rights plan in the form of a Rights Agreement (the “Rights Agreement”), dated as of May 8, 2022, between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement was

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approved by the Company’s Board of Directors. In connection with the Rights Agreement, the Company’s Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, no par value, of the Company. The dividend was payable on May 19, 2022 to stockholders of record at the close of business on such date. While the Rights Agreement was effective immediately, the Rights become exercisable only if a person or group acquires beneficial ownership, as defined in the Rights Agreement, of 17.5% or more of the Company’s common stock in a transaction not approved by the Company's Board of Directors. In that situation, each holder of a Right (other than the acquiring person or group) will have the right to purchase, upon payment of the then-current exercise price, a number of shares of Company common stock having a market value of twice the exercise price of the Right. In addition, at any time after a person or group acquires 17.5% or more of the Company’s common stock (unless such person or group acquires 50% or more), the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such person or group, which would have become null and void). The Rights Agreement will expire on May 7, 2023. The Company’s Board of Directors may consider an earlier termination of the Rights Agreement if market and other conditions warrant.

The Company’s Board of Directors adopted the Rights Agreement to enable all stockholders of the Company to realize the long-term value of their investment in the Company. The Rights Agreement is not intended to prevent an acquisition of the Company on terms that the Board considers favorable to, and in the best interests of, all stockholders. Rather, the Rights Agreement aims to reduce the likelihood that any person or group gains control of the Company through open market accumulation, or other tactics potentially disadvantaging the interests of all stockholders, without paying all stockholders an appropriate control premium or providing the Company’s Board of Directors sufficient time to make informed decisions in the best interest of all stockholders.

Note 13 — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Unrealized gains/(losses) on derivative instruments	$6,865	$(4,863)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(6,738)	(7,497)
	$127	$(12,360)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and six months ended June 30, 2022 and 2021 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2022	$5,899	$(7,300)	$(1,401)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	1,873	562	2,435
Amounts reclassified from accumulated other comprehensive income/(loss)	(907)	—	(907)
Balance as of June 30, 2022	$6,865	$(6,738)	$127

Balance as of March 31, 2021	$(13,815)	(8,579)	(22,394)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	(3,431)	(62)	(3,493)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,970	—	2,970
Balance as of June 30, 2021	$(14,276)	$(8,641)	$(22,917)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2021	$(4,863)	$(7,497)	$(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	10,932	759	11,691
Amounts reclassified from accumulated other comprehensive income/(loss)	796	—	796
Balance as of June 30, 2022	$6,865	$(6,738)	$127

Balance as of December 31, 2020	$(24,098)	(8,515)	$(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	3,849	(126)	3,723
Amounts reclassified from accumulated other comprehensive income/(loss)	5,973	—	5,973
Balance as of June 30, 2021	$(14,276)	$(8,641)	$(22,917)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021	Statement of Operations Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in income of
equity method joint venture investees	$—	$261	$130	$555	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(1,478)	1,149	(487)	2,265	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	571	—	1,153	—	Interest expense

Reclassifications of losses on other-than-insignificant
financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	—	1,560	—	3,153	Interest expense
Total before and net of tax	$(907)	$2,970	$796	$5,973

At June 30, 2022, the Company expects that it will reclassify $881 thousand (gross and net of tax) of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of June 30, 2022, the Company is a party to time charter out contracts with customers on one LR2, one Suezmax, and one VLCC with expiry dates ranging from August 2022 to March 2023. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments are recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2022 and 2021:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2022:
Revenues from leases
Pool revenues	$45,166	$119,561	$164,727
Time and bareboat charter revenues	6,204	1,929	8,133
Voyage charter revenues from non-variable lease payments(1)	2,237	4,593	6,830
Voyage charter revenues from variable lease payments	48	7	55
Revenues from services
Voyage charter revenues from lightering services	8,452	—	8,452
Total shipping revenues	$62,107	$126,090	$188,197

Three months ended June 30, 2021:
Revenues from leases
Pool revenues	$15,245	$11,210	$26,455
Time and bareboat charter revenues	10,076	1,638	11,714
Voyage charter revenues from non-variable lease payments	787	908	1,695
Revenues from services
Voyage charter revenues from lightering services	6,440	—	6,440
Total shipping revenues	$32,548	$13,756	$46,304

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2022:
Revenues from leases
Pool revenues	$72,476	$176,013	$248,489
Time and bareboat charter revenues	9,928	4,380	14,308
Voyage charter revenues from non-variable lease payments(1)	5,081	7,640	12,721
Voyage charter revenues from variable lease payments	62	(71)	(9)
Revenues from services
Voyage charter revenues from lightering services	14,170	—	14,170
Total shipping revenues	$101,717	$187,962	$289,679

Six months ended June 30, 2021:
Revenues from leases
Pool revenues	$32,903	$18,211	$51,114
Time and bareboat charter revenues	23,154	3,258	26,412
Voyage charter revenues from non-variable lease payments(2)	1,727	1,482	3,209
Voyage charter revenues from variable lease payments	–	51	51
Revenues from services
Voyage charter revenues from lightering services	12,274	—	12,274
Total shipping revenues	$70,058	$23,002	$93,060
(1)	Includes $0.9 million of loss of hire proceeds received during the second quarter of 2022.
(2)	Includes $0.5 million of loss of hire proceeds received during the first quarter of 2021.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2022	$2,306	225	$—
Closing balance as of June 30, 2022	3,258	577	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments to revenue primarily relate to changes in estimates of performance obligations related to voyage charters. Adjustments in revenues from performance obligations satisfied in previous periods recognized were nil during the three and six months ended June 30, 2022 and 2021, respectively.

Costs to Obtain or Fulfill a Contract

As of June 30, 2022, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and six months ended June 30, 2022 and 2021 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost
Vessel assets
Charter hire expenses	$2,481	$2,470	$4,899	$4,891

Office and other space
General and administrative	228	274	455	547
Voyage expenses	43	42	86	84

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,533	1,055	3,012	1,956
Total lease cost	$4,285	$3,841	$8,452	$7,478
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.7 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared with $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,035	$5,522

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$20,917	$23,168

Current portion of operating lease liabilities	$(9,875)	$(8,393)
Long-term operating lease liabilities	(9,172)	(12,522)
Total operating lease liabilities	$(19,047)	$(20,915)

Weighted average remaining lease term - operating leases	5.08 years	5.15 years
Weighted average discount rate - operating leases	5.16%	5.42%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of June 30, 2022, INSW had commitments to charter in two Aframaxes and two LR1s. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the two LR1s are time charters with expiring dates ranging from March 2023 to April 2023, are accounted for as operating leases. The Company’s bareboat charters contain purchase options. The Company has determined that the purchase options are not reasonably certain of being exercised.

Payments of lease liabilities and related number of operating days under these operating leases as of June 30, 2022 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$3,165	368
2023	4,532	556
Total lease payments	7,697	924
less imputed interest	(347)
Total operating lease liabilities	$7,350

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$2,431	368
2023	1,381	210
Total lease payments (lease component only)	3,812	578
less imputed interest	(31)
Total operating lease liabilities	$3,781

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

Payments of lease liabilities for office and other space as of June 30, 2022 are as follows:

(Dollars in thousands)	Amount
2022	$136
2023	229
2024	973
2025	998
2026	1,024
Thereafter	6,908
Total lease payments	10,268
less imputed interest	(2,352)
Total operating lease liabilities	$7,916

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for one LR2, one Suezmax and one VLCC and the related revenue days as of June 30, 2022 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2022	$10,887	311
2023	3,240	72
Future minimum revenues	$14,127	383

Future minimum revenues do not include the Company’s share of time charters entered into by the pools in which it participates. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 16 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of June 30, 2022. Assuming that the preliminary results of the deficit valuation as of June 30, 2021 are confirmed during 2022, showing that no deficit contributions would be required, the next deficit valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of June 30, 2022. The next deficit valuation will be as of March 31, 2023.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the current COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Rights Agreement adopted by the Company on May 8, 2022 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the possibility that costs or difficulties related to the integration of the operations of INSW and Diamond S as a result of the Merger will be greater than expected;
●	the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability;
●	the risk that the anticipated tax treatment of the Merger is not obtained;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;

INTERNATIONAL SEAWAYS, INC.

●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	the war between Russia and Ukraine could adversely affect INSW’s business.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, Aframax and Panamax crude tankers and LR1, LR2, MR and Handysize product carriers in the International Flag market. As of June 30, 2022, we no longer operate any Handysize product carriers, as our final remaining Handysize vessel was sold and delivered to buyers in June 2022. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2022, we derived 32% and 34%, respectively, of our TCE revenues from our Crude Tankers segment compared with 70% and 75% for the three and six months ended June 30, 2021, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2022 and 2021 periods.

As of June 30, 2022, the Company’s operating fleet consisted of 75 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in vessels aggregating 8.2 million deadweight tons (“dwt”). In addition to our operating fleet of 75 vessels, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company in the first quarter of 2023, bringing the total operating and newbuild fleet to 78 vessels.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 96% and 95% of our total TCE revenues in the spot market for the three and six months ended June 30, 2022, respectively, compared with 75% and 72% for the three and six months ended June 30, 2021, respectively.

The following is a discussion and analysis of our financial condition as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys

INTERNATIONAL SEAWAYS, INC.

and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2022 at 97.8 million barrels per day (“b/d”), up 1.7% from the same quarter in 2021. The estimate for global oil consumption for 2022 is 99.2 million b/d, an increase of 1.7% over 2021. OECD demand in 2022 is estimated to increase by 2.2% to 45.8 million b/d, while non-OECD demand is estimated to increase by 1.3% to 53.4 million b/d.

Global oil production in the second quarter of 2022 was 98.8 million b/d, an increase of 5.0% from the second quarter of 2021. OPEC crude oil production averaged 28.6 million b/d in the second quarter of 2022, an increase of 0.2 million b/d from the first quarter of 2022, and an increase of 3.1 million b/d from the second quarter of 2021. Non-OPEC production increased by 1.3 million b/d to 64.8 million b/d in the second quarter of 2022 compared with the second quarter of 2021. Oil production in the U.S. in the second quarter of 2022 increased by 2.3% to 11.6 million b/d compared to the first quarter of 2022 and increased by 3.5% from the second quarter of 2021.

U.S. refinery throughput increased by 0.2 million b/d to 16.1 million b/d in the second quarter of 2022 compared with the first quarter of 2022. U.S. crude oil imports in the second quarter of 2022 increased by 0.2 million b/d to 6.1 million b/d compared with the second quarter of 2021, with imports from OPEC countries remaining flat and imports from non-OPEC countries increasing by 0.2 million b/d.

Due to continuing pandemic-related lockdowns, China’s crude oil imports declined to 8.7 million b/d in June 2022, down from 10.8 million b/d in May 2022, and the lowest level since July 2018. China’s crude oil imports averaged 10.2 million b/d during the first half of 2022, down 3% from the first half of 2021.

As a result of rising oil demand outpacing production of crude oil and refined products and significant increases in the current prices of crude oil, global inventories continued to be drawn down during the second quarter of 2022 to levels that are significantly below the average over the last five years. Total commercial stocks in the OECD have declined by approximately 253 million barrels in the 12 months ending May 2022, with crude stocks declining by 100 million barrels and products by 153 million barrels.

During the second quarter of 2022, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 4.8 million dwt. The crude fleet increased by 4.2 million dwt, with VLCCs growing by 3.4 million dwt, Suezmaxes by 0.6 million dwt, and Aframaxes by 0.3 million dwt. The product carrier fleet increased by 0.6 million dwt. Year-over-year, the size of the tanker fleet increased by 11.4 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 6.6 million dwt, 1.7 million dwt, 1.7 million dwt and 2.0 million dwt, respectively. The LR1/Panamax fleet declined by 0.7 million dwt.

During the second quarter of 2022, the tanker orderbook declined by 6.0 million dwt overall compared with the first quarter of 2022. The crude tanker orderbook decreased by 5.0 million dwt, with decreases in the VLCC and Suezmax sectors of 3.6 million dwt and 1.7 million dwt, respectively. The Aframax sector increased by 0.4 million dwt. The product carrier orderbook decreased by 1.0 million dwt, with LR1s declining by 0.2 million dwt and MRs by 0.9 million dwt. Year-over-year, the total tanker orderbook decreased by 20.0 million dwt, with all sectors seeing declines.

Two main factors have impacted the tanker market during the second quarter of 2022. First, reduced Chinese crude demand affected the VLCC market as China is one of the main destinations for VLCCs. Second, continued disruptions to global crude and product flows resulting from the Russian invasion of Ukraine have had positive impacts on rates for other segments due to the resulting trade flow inefficiencies in the market. (See Item 1A, Risk Factors in our March 31, 2022 Form 10-Q - The war between Russia and Ukraine could adversely affect INSW’s business). The smaller ships have benefited more than the larger ships, with MRs having very

INTERNATIONAL SEAWAYS, INC.

strong earnings during the quarter, although all segments other than VLCCs enjoyed better markets during the second quarter compared with the first quarter of 2022. VLCC rates have subsequently started to strengthen during the third quarter of 2022.

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

Results from Vessel Operations:

During the second quarter of 2022, results from vessel operations increased by $104.8 million to income of $87.4 million from a loss of $17.4 million in the second quarter of 2021. Such increase resulted principally from a $140.8 million increase in TCE revenues, offset by increased vessel expenses and depreciation and amortization, which are reflective of the Company’s larger post-Merger fleet.

The increase in TCE revenues in the second quarter of 2022 of $140.8 million, or 315%, to $185.5 million from $44.7 million in the corresponding quarter of the prior year reflects a net aggregate $91.2 million rates-based increase resulting from higher average daily rates earned across INSW’s fleet sectors. Significant days-based increases in the Suezmax and MR fleets, which reflected the growth in the vessel count in these fleets that resulted from the Merger, also contributed a total of $45.7 million to the increase in TCE revenues.

During the first half of 2022, results from vessel operations increased by $111.0 million to income of $81.8 million from a loss of $29.2 million in the first half of 2021. Such increase resulted principally from a $193.6 million increase in TCE revenues, offset by increased vessel expenses and depreciation and amortization, which are reflective of the Company’s larger post-Merger fleet.

The increase in TCE revenues in the first half of 2022 of $193.6 million, or 215%, to $283.5 million from $89.9 million in the corresponding period of the prior year reflects a net aggregate $112.6 million rates-based increase resulting from higher average daily rates earned across INSW’s fleet sectors, with the exception of the VLCCs. Significant days-based increases in the Suezmax and MR fleets, which reflected the growth in the vessel count in these fleets that resulted from the Merger, also contributed a total of $76.7 million to the increase in TCE revenues.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2022	2021	2022	2021
TCE revenues	$59,456	$31,096	$95,932	$67,046
Vessel expenses	(24,588)	(21,100)	(47,811)	(40,943)
Charter hire expenses	(4,116)	(4,015)	(8,059)	(8,076)
Depreciation and amortization	(15,187)	(13,039)	(30,339)	(26,042)
Adjusted income/(loss) from vessel operations (a)	$15,565	$(7,058)	$9,723	$(8,015)
Average daily TCE rate	$25,279	$17,237	$20,342	$17,770
Average number of owned vessels (b)	18.2	21.0	19.1	21.0
Average number of vessels chartered-in	9.1	2.0	9.1	2.0
Number of revenue days (c)	2,352	1,804	4,716	3,773
Number of ship-operating days: (d)
Owned vessels	1,658	1,911	3,458	3,801
Vessels bareboat chartered-in under operating leases (e)	819	182	1,629	362
Vessels spot chartered-in under operating leases (f)	13	—	13	—
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, merger and integration related costs and loss/(gain) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Includes six VLCCs and one Aframax that secure lease financing arrangements.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in one vessel under an operating lease during the three and six months ended June 30, 2022 for a full service lightering job.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $806 and $648 per day for the three months ended June 30, 2022 and 2021, respectively, and $768 and $630 per day for the six months ended June 30, 2022 and 2021, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$16,441	$43,903	$13,684	$43,877
Revenue days	808	91	651	91
Suezmax:
Average rate	$23,684	$26,698	$18,485	$—
Revenue days	963	91	182	—
Aframax:
Average rate	$34,116	$—	$8,589	$—
Revenue days	326	—	266	—
Panamax:
Average rate	$—	$—	$16,535	$11,396
Revenue days	—	—	91	523

Six Months Ended June 30,
VLCC:
Average rate	$14,364	$44,260	$14,780	$46,125
Revenue days	1,609	126	1,410	246
Suezmax (1):
Average rate	$18,405	$26,658	$15,367	$—
Revenue days	2,023	181	362	—
Aframax:
Average rate	$23,979	$—	$10,139	—
Revenue days	633	—	536	$—
Panamax:
Average rate	$20,356	$—	$15,360	$11,044
Revenue days	70	—	181	1,039

During the second quarter of 2022, TCE revenues for the Crude Tankers segment increased by $28.4 million, or 91%, to $59.5 million from $31.1 million in the second quarter of 2021. Such increase principally resulted from (i) a $15.7 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger and (ii) an aggregate rates-based increase in the Suezmax, VLCC, Panamax and Aframax fleets of $14.8 million due to higher average daily blended rates in these sectors. These increases were offset by (iii) a $6.7 million days-based decrease in the Panamax fleet driven by the sale of four 2002-built Panamaxes and one 2003-built Panamax between August and December 2021 and the Company taking advantage of the strong current demand for steel to recycle its two remaining Panamaxes in April 2022.

Vessel expenses increased by $3.5 million to $24.6 million in the second quarter of 2022 from $21.1 million in the second quarter of 2021. Such increase was driven by the vessels acquired in the Merger, partially offset by the impact of the vessel sales described above. Depreciation and amortization increased by $2.1 million to $15.2 million in the current quarter from $13.0 million in the prior year’s quarter. Such increase resulted principally from the net impact of the changes in the Suezmax and Panamax fleets noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $3.1 million for the second quarter of 2022 compared to $1.6 million for the second quarter of 2021, with the increase

INTERNATIONAL SEAWAYS, INC.

principally attributable to performing 104 service support only lighterings during the three months ended June 30, 2022, which is an increase of 18 when compared to the 86 performed during the three months ended June 30, 2021. In the second quarter of 2022, there was also one full-service lightering performed, while none were performed in the second quarter of 2021.

During the first six months of 2022, TCE revenues for the Crude Tankers segment increased by $28.9 million, or 43%, to $95.9 million from $67.0 million in the first six months of 2021. Such increase principally resulted from (i) a $27.8 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger and (ii) an aggregate rates-based increase in the Suezmax, Panamax and Aframax fleets of $15.6 million due to higher average daily blended rates in these sectors. These increases were offset by (iii) a $5.3 million rates-based decline in the VLCC sector and (iv) a $12.7 million days-based decrease in the Panamax fleet driven by the sale of all seven vessels in this fleet between August 2021 and April 2022 described above.

Vessel expenses increased by $6.9 million to $47.8 million in the first six months of 2022 from $40.9 million in the first six months of 2021. Such increase was driven by the vessels acquired in the Merger, partially offset by the impact of the vessel sales described above. Depreciation and amortization increased by $4.3 million to $30.3 million in the six months ended June 30, 2022 from $26.0 million in the prior year’s comparable period. Such increase resulted principally from the net impact of the changes in the Suezmax and Panamax fleets noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $4.0 million during the first half of 2022 compared to $2.4 million for the first half of 2021. Incremental lightering activity in the current year’s period drove the increase, as one full service lightering and 184 service support only lighterings were performed in the current year’s period, as compared to 166 service support only lighterings in the prior year’s period.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2022	2021	2022	2021
TCE revenues	$126,083	$13,622	$187,582	$22,841
Vessel expenses	(34,975)	(6,777)	(72,069)	(13,261)
Charter hire expenses	(3,577)	(1,848)	(6,943)	(3,528)
Depreciation and amortization	(12,044)	(4,022)	(23,885)	(7,750)
Adjusted income/(loss) from vessel operations	$75,487	$975	$84,685	$(1,698)
Average daily TCE rate	$28,244	$13,085	$21,448	$12,015
Average number of owned vessels	44.0	10.0	46.1	10.0
Average number of vessels chartered-in	6.9	1.5	6.2	1.3
Number of revenue days	4,464	1,041	8,746	1,901
Number of ship-operating days:
Owned vessels	4,005	910	8,346	1,810
Vessels bareboat chartered-in under operating leases (a)	382	—	639	—
Vessels time chartered-in under operating leases	246	137	491	244
(a)	Includes one LR2 and four MRs that secure lease financing arrangements.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $563 and $633 per day for the three months ended June 30, 2022 and 2021, respectively, and $598 and $630 per day for the six months ended June 30, 2022 and 2021, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$—	$17,143	$—	$17,784
Revenue days	—	91	—	91
LR1(1):
Average rate	$25,910	$—	$15,291	$—
Revenue days	787	—	541	—
MR:
Average rate	$30,436	$19,175	$10,627	$—
Revenue days	3,386	19	410	—
Handy:
Average rate	$19,521	$—	$—	$—
Revenue days	126	—	—	—

Six Months Ended June 30,
LR2:
Average rate	$—	$17,144	$—	$17,782
Revenue days	—	181	—	181
LR1(1):
Average rate	$23,314	$—	$14,297	$—
Revenue days	1,465	—	915	—
MR(2):
Average rate	$22,576	$16,148	$9,108	$—
Revenue days	6,501	75	785	—
Handy:
Average rate	$14,200	$—	$—	$—
Revenue days	469	—	—	—
(1)	During the 2022 and 2021 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.

During the second quarter of 2022, TCE revenues for the Product Carriers segment increased by $112.5 million, or 826%, to $126.1 million from $13.6 million in the second quarter of 2021. The growth in TCE revenues was primarily as a result of substantial period-over-period increases in average daily blended rates earned by the MR and LR1 fleet sectors, which accounted for a rates-based increase in TCE revenue of approximately $76.5 million. Also contributing significantly to the increased TCE revenues were days-based increases. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021, one during March 2022, and one during the second quarter of 2022. The net effect of these transactions, partially offset by 129 more off-hire days during the current period (primarily drydock related), were the primary drivers of a 3,051-day increase in MR revenue days during the current year’s quarter, which contributed a $30.0 million days-based increase in TCE revenues. Additionally, there was a $3.6 million days-based increase in the LR1 fleet, which reflected (i) the deliveries of two time chartered-in 2008-built LR1s between August and October 2021, and one time chartered-in 2009-built LR1 in February 2022,

INTERNATIONAL SEAWAYS, INC.

and (ii) the purchase of a 2011-built LR1 in February 2022, partially offset by (iii) the redelivery of a 2006-built LR1 to its owners at the expiry of its two year charter in August 2021. The Company also acquired six Handysize vessels in the Merger, and subsequently sold two in the fourth quarter of 2021, and the remaining four during the second quarter of 2022. These Handysizes contributed a total of $2.4 million in TCE revenues during the current quarter.

Vessel expenses increased by $28.2 million to $35.0 million in the second quarter of 2022 from $6.8 million in the second quarter of 2021. Such increase reflects additions to the fleet as a result of the Merger. Charter hire expenses increased by $1.7 million to $3.6 million in the current quarter from $1.9 million in the prior year’s quarter, primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $8.0 million to $12.0 million in the current quarter from $4.0 million in the prior year’s quarter. Such increase resulted primarily from the additions to the MR and Handysize fleets noted above.

During the first half of 2022, TCE revenues for the Product Carriers segment increased by $164.7 million, or 721%, to $187.6 million from $22.8 million in the first half of 2021. The net effect of the Merger and subsequent vessel sales discussed above, partially offset by 659 more off-hire days during the current period (primarily drydock related), were the primary drivers of a 5,847-day increase in MR revenue days during the current year’s period, which contributed a $48.6 million days-based increase in TCE revenues. Additionally, there was a $7.4 million days-based increase in the LR1 fleet, which reflected the time chartered-in transactions described above and 135 fewer off-hire days in the current period. The Handysize vessels that were acquired as part of the Merger and subsequently sold contributed a total of $6.4 million in TCE revenues during the first half of 2022. Consistent with the quarter-over-quarter discussion above, the strong rate environment for Product Carriers in 2022 accounted for a rates-based increase in TCE revenues of approximately $102.3 million for the six months ended June 30, 2022 compared to the equivalent 2021 period.

Vessel expenses increased by $58.8 million to $72.1 million in the first half of 2022 from $13.3 million in the first half of 2021. Such increase reflects additions to the fleet as a result of the Merger. Charter hire expenses increased by $3.4 million to $6.9 million in the current period from $3.5 million in the prior year’s period, primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $16.1 million to $23.9 million in the current period from $7.8 million in the prior year’s period. Such increase resulted primarily from the additions to the MR and Handysize fleets noted above.

General and Administrative Expenses:

During the second quarter of 2022, general and administrative expenses increased by $4.0 million to $10.8 million from $6.8 million in the second quarter of 2021. The primary drivers for such increase were comprised of (i) increased compensation and benefits costs, which principally resulted from increased staffing levels following the Merger, of $1.7 million, of which $0.4 million relates to non-cash stock compensation, (ii) increased legal and consulting costs totaling $1.3 million relating to shareholder activism-related matters, financing and corporate projects that were ultimately not pursued to completion, and increased insurance costs, and (iii) increased travel and entertainment expenses of $0.3 million related to the lifting of COVID-19 related travel restrictions.

For the six months ended June 30, 2022, general and administrative expenses increased by $6.0 million to $21.0 million from $15.0 million for the same period in 2021. The primary drivers of the increase were consistent with those which resulted in the quarter-over-quarter increase described above.

Equity in Income of Affiliated Companies:

During the three and six months ended June 30, 2022, equity in income of affiliated companies decreased by $10.5 million to a loss of $5.2 million and $10.4 million to income of $0.4 million, respectively, from $5.4 million and $10.8 million, respectively, in the corresponding 2021 periods. These decreases were principally attributable to the sale of the Company’s interest in the FSO joint ventures on June 7, 2022, as the Company recorded a loss on the sale of $9.5 million.

INTERNATIONAL SEAWAYS, INC.

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest before items shown below	$14,193	$4,257	$25,895	$8,734
Interest cost on defined benefit pension obligation	117	97	241	192
Impact of interest rate hedge derivatives	(907)	2,710	667	5,418
Capitalized interest	(845)	(58)	(1,505)	(58)
Interest expense	$12,558	$7,006	$25,298	$14,286

Interest expense was $12.6 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively, and $25.3 million and $14.3 million for the six months ended June 30, 2022 and 2021, respectively. These increases are attributable to higher average outstanding debt balances in the current year periods compared to the 2021 periods principally attributable to the debt that was assumed in connection with the Merger, the Macquarie Credit Facility and the refinancing of then existing debt between November 2021 and May 2022 with resulting higher principal amounts outstanding. In addition, higher average floating interest rates during the first months of 2022 compared with the corresponding periods of 2021 contributed to such increase. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes:

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2022 calendar year as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2022.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2022. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income/(loss)	$69,036	$(18,783)	$56,035	$(32,148)
Income tax provision	52	1	56	1
Interest expense	12,558	7,006	25,298	14,286
Depreciation and amortization	27,256	17,079	54,256	33,833
EBITDA	108,902	5,303	135,645	15,972
Amortization of time charter contracts acquired	344	—	684	—
Third-party debt modification fees	900	—	1,087	—
Loss on sale of investments in affiliated companies	9,512	—	9,512	—
(Gain)/loss on disposal of vessels and other property, including impairments	(8,102)	4,005	(9,478)	4,016
Write-off of deferred financing costs	128	—	261	—
Merger and integration related costs	—	481	—	481
Adjusted EBITDA	$111,684	$9,789	$137,711	$20,469

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2022 and December 31, 2021 was approximately positive $226.1 million and negative $10.1 million, respectively. Current liabilities include current installments of long-term debt of $160.8 million and $178.7 million at June 30, 2022 and December 31, 2021, respectively. Such amounts are excluded from the definition of current liabilities for purposes of the working capital covenant in the Company’s debt facilities. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables.

The Company’s total cash increased by $132.8 million during the six months ended June 30, 2022. This increase reflects cash provided by operating activities of $14.8 million, proceeds from the sale of the Company’s 50% ownership interest in the FSO Joint Venture of $140.1, proceeds from disposal of vessels and other assets of $79.6 million, and proceeds from issuance of lease financing, net of issuance and deferred financing costs, of $60.1 million. Such cash inflows were partially offset by $54.3 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG-powered VLCCs, $0.8 million net working capital deposits made to commercial pools in which the Company’s vessels operate, net outflow of $95.7 million related to debt extinguishment, scheduled principal amortization for the Company’s debt facilities and lease financing arrangements and the refinancing of the $390 Million Credit Facility, $525 Million Credit Facility and $360 Million Credit Facility and cash dividends of $8.9 million.

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

INTERNATIONAL SEAWAYS, INC.

demand notes of U.S. and foreign corporations, commercial paper rated in the highest category by Moody’s Investor Services and Standard & Poor’s, certificates of deposit and time deposits, asset-backed securities, and repurchase agreements.

As of June 30, 2022, we had total liquidity on a consolidated basis of $451.7 million comprised of $231.7 million of cash (including $1.1 million of restricted cash) and $220.0 million of undrawn revolver capacity. Restricted cash of $1.1 million as of June 30, 2022 and December 31, 2021, respectively, represents legally restricted cash relating to the Macquarie Credit Facility, which is collateralized by three LR1 product carriers.

As of June 30, 2022, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,073.7 million and net debt to total capitalization (including noncontrolling interests) of 40.7%, compared with 46.2% at December 31, 2021.

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

The following is a summary of the significant capital allocation activities the Company executed during the first six months of 2022 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On February 28, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $3.0 million on March 28, 2022 to stockholders of record as of March 14, 2022. The regular quarterly dividend was doubled on June 7, 2022, when the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share. Pursuant to such declaration, the Company made dividend payments totaling $6.0 million on June 29, 2022 to stockholders of record as of June 17, 2022. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock on August 4, 2022. The dividend will be paid on September 28, 2022 to stockholders of record as of September 14, 2022.

Continuing our post-merger fleet optimization program, in January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International, which has historically outperformed the market. The Company closed both transactions during the first quarter of 2022, recognizing a gain of $4.5 million on the sale of the 2010-built MR and a net cash outflow of $3.0 million representing the difference in value between the two vessels. The LR1 vessel replaced the MR as collateral under the $525 Million Credit Facility with no further mandatory principal repayment required. During the six months ended June 30, 2022, the Company also delivered a 2008-built MR, one 2002-built Panamax, one 2004-built Panamax and four 2006-built Handysize product carriers to buyers. The aggregate net proceeds from the sale of these seven vessels after the prepayment of associated debt was approximately $54.0 million.

On January 14, 2022, the Company entered into a lease financing arrangement with Hyuga Kaiun Co., Ltd (“Hyuga”) for the sale and leaseback of a 2011-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $16.7 million (the “Hyuga Lease Financing”). The transaction generated net proceeds of $5.7 million, after prepaying $11.0 million of the $390 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to a nine-year bareboat charter at a bareboat rate of $6,300 per day for the first three years, $6,200 per day for the second three years, and $6,000 per day for the last three years, with purchase options exercisable commencing at the end of the fourth year and a $2.0 million purchase obligation at the end of the nine-year term.

INTERNATIONAL SEAWAYS, INC.

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

On May 12, 2022, the Company entered into a lease financing arrangement with Kabushiki Kaisha (“Kaisha”) for the sale and leaseback of a 2010-built MR, which was a $525 Million Facility Collateral Vessel, for a net sale price of $15.2 million (the “Kaisha Lease Financing”). The transaction generated net proceeds of $10.6 million, after prepaying $4.6 million of the $525 Million Facility Term Loan. Under the lease financing arrangement, the vessel is subject to an eight-year bareboat charter at a bareboat rate of $6,250 per day for the first four years, and $6,150 per day for the remaining four years, with purchase options exercisable commencing at the end of the fourth year and a $1.5 million purchase obligation at the end of the eight-year term.

On May 20, 2022, International Seaways Operating Corporation, the borrower, and certain of their subsidiaries entered into a credit agreement comprising $750 million of secured debt facilities (the “$750 Million Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), Crédit Agricole Corporate & Investment Bank (“CA-CIB”), BNP Paribas, DNB Markets Inc. and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as mandated lead arrangers and bookrunners; Danish Ship Finance A/S and ING Bank N.V., London Branch (or their respective affiliates), as mandated lead arrangers; and National Australia Bank Limited, as co-arranger. Nordea is acting as administrative agent, collateral agent and security trustee under the credit agreement, and CA-CIB is acting as sustainability coordinator. Capitalized terms used in this paragraph and elsewhere not otherwise defined herein shall have the meanings set forth in the credit agreement.

The $750 Million Credit Facility consists of (i) a five-year senior secured term loan facility in an aggregate principal amount of $530 million (the “$750 Million Facility Term Loan”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $220 million (the “750 Million Facility Revolving Loan. The $750 Million Facility Term Loan contains an uncommitted accordion feature whereby, for a period of up to 24 months following the closing date, the amount of the loan thereunder may be increased up to an additional incremental $250 million (in increments of at least $10 million) for the acquisition of Additional Vessels, subject to certain conditions.

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. Those proceeds, together with available cash, were used (i) to repay the $163 million outstanding principal balance under the $390 Million Credit Facility; (ii) to repay the $284 million outstanding principal balance under the $525 Million Credit Facility; (iii) to repay the $128 million outstanding principal balance under the $360 Million Credit Facility; and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

The $750 Million Facility Term Loan amortizes in 19 quarterly installments of approximately $30.6 million (other than the final payment of $9.8 million) commencing November 20, 2022. The maturity date of the $750 Million Credit Facility is May 20, 2027, and is subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

The $70 million drawn under the $750 Million Facility Revolving Loan was repaid on June 15, 2022, using a portion of the proceeds from the sale of the FSO Joint Venture.

In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023.

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% senior notes due June 2023.

As of June 30, 2022, the Company has vessel construction commitments for three dual-fuel LNG-powered VLCCs. The Company also has contractual commitments for the purchase and installation of ballast water treatment systems on 15 vessels and the installation

INTERNATIONAL SEAWAYS, INC.

of a scrubber on one Suezmax. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of June 30, 2022, are presented in the Aggregate Contractual Obligations Table below.

In August 2022, the Company entered into contracts for the purchase and installation of ballast water treatment systems on 12 remaining vessels, resulting in estimated aggregate contractual commitments of $13.4 million, payable in installments of $1.7 million, $11.0 million, and $0.7 million throughout the remainder of 2022, 2023 and 2024, respectively.

Outlook

We executed various liquidity enhancing initiatives during 2021 and the first six months of 2022 that significantly diversified our financing sources and spread our debt maturities out between 2025 and 2031, putting the Company in a strong position to navigate through any period of weaker rates. Our balance sheet and diverse fleet, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2022 follows:

						Beyond
(Dollars in thousands)	2022	2023	2024	2025	2026	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$42,720	$145,837	$139,602	$133,207	$126,865	$9,931	$598,162
Macquarie Credit Facility - floating rate(2)	1,820	3,448	2,851	12,840	—	—	20,959
ING Credit Facility - floating rate(2)	1,453	2,846	2,776	2,703	17,214	—	26,992
Ocean Yield Lease Financing - floating rate(2)	24,411	47,226	45,753	44,033	42,439	265,846	469,708
COSCO Lease Financing - floating rate(2)	3,936	7,685	7,387	7,096	6,804	30,115	63,023
BoComm Lease Financing - fixed rate(3)	—	24,255	23,827	23,762	23,762	211,756	307,362
Toshin Lease Financing - fixed rate(3)	1,116	2,418	2,223	2,160	2,160	11,308	21,385
Hyuga Lease Financing - fixed rate(3)	1,134	2,268	2,456	2,232	2,232	10,808	21,130
Kaiyo Lease Financing - fixed rate(3)	1,313	2,063	2,250	2,250	2,410	8,769	19,055
Kaisha Lease Financing - fixed rate(3)	1,150	2,281	2,288	2,281	2,257	8,978	19,235
8.5% Senior Notes - fixed rate	25,201	—	—	—	—	—	25,201
Operating lease obligations(4)
Bareboat Charter-ins	3,165	4,532	—	—	—	—	7,697
Time Charter-ins	4,456	3,053	—	—	—	—	7,509
Office and other space	136	229	973	998	1,024	6,908	10,268
Vessel and vessel betterment commitments(5)	9,149	770	164	—	—	—	10,083
Total	$121,160	$248,911	$232,550	$233,562	$227,167	$564,419	$1,627,769

INTERNATIONAL SEAWAYS, INC.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.40%, plus the fixed rate stated in the related interest rate swaps of 2.84% for the $475 million notional amount and the effective three-month term SOFR of 1.33% for the remaining outstanding term loan balance.
(2)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of June 30, 2022 of 2.25% for the Macquarie Credit Facility, 1.83% for the COSCO Lease Financing, 1.40% for the ING Credit Facility and 1.33% for the Ocean Yield Lease Financing.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of June 30, 2022 of $24.0 million and $220.8 million, respectively.
(4)	As of June 30, 2022, the Company had charter-in commitments for four vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins, office and other space leases, and lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 14 vessels and the installation of a scrubber on one Suezmax, and the Company’s commitment for the construction of three dual-fuel LNG-powered VLCCs not funded by the BoComm Lease Financing.

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

The Company uses interest rate swaps for the management of interest rate risk exposure associated with changes in SOFR interest rate payments due on its credit facilities.

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

INTERNATIONAL SEAWAYS, INC.

Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 16, 2021, the Company completed the Merger with Diamond S and in our 2021 Annual Report on Form 10-K, we excluded Diamond S from our internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. The Company has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Diamond S and we will incorporate Diamond S into our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2022.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “2022 First Quarter Form 10-Q”). The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below updates, and should be read together with, the risk factors in our 2021 Form 10-K and our 2022 First Quarter Form 10-Q.

Our short-term stockholder rights plan could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

In May 2022, we adopted a short-term stockholder rights plan, which expires in May 2023. The rights plan may have the effect of discouraging or preventing a change of control of the Company by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board of Directors.

We believe the rights plan protects our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the

INTERNATIONAL SEAWAYS, INC.

Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders. The deterrent effect of the rights plan could also adversely affect the price of our common stock.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended June 30, 2022 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

4.1

Rights Agreement, dated as of May 8, 2022, between the Registrant and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2022 and incorporated herein by reference).

**10.1

Credit Agreement dated as of May 20, 2022 among the Registrant, International Seaways Operating Corporation, the other Guarantors from time-to-time parties thereto, the Lenders from time-to-time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the Lenders and as collateral agent and security trustee for the Secured Parties and Credit Agricole Corporate and Investment Bank, as sustainability coordinator.

*10.2

First Amendment to the International Seaways Ship Management LLC Supplemental Executive Savings Plan (the “Supplemental Executive Savings Plan”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2022 and incorporated herein by reference).

*10.3	Second Amendment to the Supplemental Executive Savings Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2022 and incorporated herein by reference).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 9, 2022	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 9, 2022	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer