Form 10-Q
period 2022-09-30
International Seaways, Inc.
filed 2022-11-08
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 4, 2022: common stock, no par value 49,078,418 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$174,465	$97,883
Short-term investments	80,000
Voyage receivables, net of allowance for credit losses of $161 and $31
including unbilled receivables of $225,857 and $100,137	230,141	107,096
Other receivables	7,891	5,651
Inventories	873	2,110
Prepaid expenses and other current assets	11,379	11,759
Current portion of derivative asset	4,801	—
Total Current Assets	509,550	224,499
Restricted cash	1,060	1,050
Vessels and other property, less accumulated depreciation of $310,096 and $249,336	1,707,775	1,802,850
Vessels construction in progress	101,701	49,291
Deferred drydock expenditures, net	64,013	55,753
Operating lease right-of-use assets	18,069	23,168
Investments in and advances to affiliated companies	38,109	180,331
Long-term derivative asset	6,252	1,296
Time charter contracts acquired, net	—	842
Other assets	13,374	7,700
Total Assets	$2,459,903	$2,346,780

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,593	$44,964
Current portion of operating lease liabilities	8,323	8,393
Current installments of long-term debt	166,965	178,715
Current portion of derivative liability	—	2,539
Total Current Liabilities	220,881	234,611
Long-term operating lease liabilities	8,087	12,522
Long-term debt	900,509	926,270
Long-term derivative liability	—	757
Other liabilities	1,594	2,288
Total Liabilities	1,131,071	1,176,448

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,058,615 and 49,612,019
shares issued and outstanding	1,557,875	1,591,446
Accumulated deficit	(239,876)	(409,338)
	1,317,999	1,182,108
Accumulated other comprehensive income/(loss)	10,833	(12,360)
Total equity before noncontrolling interests	1,328,832	1,169,748
Noncontrolling interests	—	584
Total Equity	1,328,832	1,170,332
Total Liabilities and Equity	$2,459,903	$2,346,780

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shipping Revenues:
Pool revenues, including $52,722, $14,552, $107,106 and $49,656
from companies accounted for by the equity method	$215,240	$50,543	$463,729	$101,657
Time and bareboat charter revenues	8,487	13,664	22,795	40,076
Voyage charter revenues	13,102	20,609	39,984	36,143
	236,829	84,816	526,508	177,876

Operating Expenses:
Voyage expenses	2,283	11,848	8,448	15,021
Vessel expenses	58,565	58,174	178,445	112,378
Charter hire expenses	7,797	5,679	22,799	17,283
Depreciation and amortization	27,728	25,806	81,984	59,639
General and administrative	11,839	8,129	32,852	23,141
Third-party debt modification fees	71	26	1,158	26
Merger and integration related costs	—	47,079	—	47,560
Loss/(gain) on disposal of vessels and other assets, net of impairments	139	(9,104)	(9,339)	(5,088)
Total operating expenses	108,422	147,637	316,347	269,960
Income/(loss) from vessel operations	128,407	(62,821)	210,161	(92,084)
Equity in (loss)/income of affiliated companies	(1)	5,730	434	16,573
Operating income/(loss)	128,406	(57,091)	210,595	(75,511)
Other income/(expense)	360	(113)	(440)	446
Income/(loss) before interest expense and income taxes	128,766	(57,204)	210,155	(75,065)
Interest expense	(15,332)	(10,639)	(40,630)	(24,925)
Income/(loss) before income taxes	113,434	(67,843)	169,525	(99,990)
Income tax provision	(7)	(35)	(63)	(36)
Net income/(loss)	113,427	(67,878)	169,462	(100,026)
Less: Net loss attributable to noncontrolling interests	—	(526)	—	(526)
Net income/(loss) attributable to the Company	$113,427	$(67,352)	$169,462	$(99,500)

Weighted Average Number of Common Shares Outstanding:
Basic	49,312,716	46,903,955	49,493,315	34,395,732
Diluted	49,743,700	46,903,955	49,758,196	34,395,732

Per Share Amounts:
Basic net earnings/(loss) per share	$2.30	$(1.44)	$3.42	$(2.90)
Diluted net earnings/(loss) per share	$2.28	$(1.44)	$3.40	$(2.90)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$113,427	$(67,878)	$169,462	$(100,026)
Other comprehensive income, net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	10,112	3,180	21,840	13,002
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	78	31	177	16
Net change in unrecognized actuarial losses	516	229	1,176	118
Other comprehensive income, net of tax	10,706	3,440	23,193	13,136
Comprehensive income/(loss) attributable to the Company	124,133	(64,438)	192,655	(86,890)
Less: Comprehensive loss attributable to noncontrolling interests	—	(526)	—	(526)
Comprehensive income/(loss) attributable to the Company	$124,133	$(63,912)	$192,655	$(86,364)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$169,462	$(100,026)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	81,984	59,639
Loss on write-down of vessels and other assets	1,697	3,497
Amortization of debt discount and other deferred financing costs	3,630	1,609
Amortization of time charter hire contracts acquired	842	1,743
Deferred financing costs write-off	610	—
Stock compensation	4,447	8,894
Earnings of affiliated companies	(10,017)	(16,573)
Merger and integration related costs, noncash	—	31,053
Write-off of registration statement costs	—	694
Other – net	(774)	1,184
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(11,036)	(8,585)
Loss on sale of investments in affiliated companies	9,513	—
Cash distributions from affiliated companies	2,250	6,775
Payments for drydocking	(36,280)	(23,816)
Insurance claims proceeds related to vessel operations	4,545	1,184
Changes in operating assets and liabilities:		-
Increase in receivables	(123,045)	(6,232)
Increase/(decrease) in deferred revenue	1,009	(856)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	7,364	(9,217)
Net cash provided by/(used in) operating activities	106,201	(49,033)
Cash Flows from Investing Activities:
Cash acquired, net of equity issuance costs related to merger	—	54,155
Expenditures for vessels and vessel improvements	(87,603)	(44,214)
Proceeds from disposal of vessels and other property, net	79,476	113,510
Expenditures for other property	(674)	(450)
Investments in and advances to affiliated companies, net	1,862	(6,861)
Proceeds from sale of investments in affiliated companies	138,966	—
Investments in short term time deposits	(80,000)	—
Net cash provided by investing activities	52,027	116,140
Cash Flows from Financing Activities:
Borrowings on long term debt, net of lenders' fees	641,050	59,469
Payments of deferred financing costs	(782)	(166,640)
Repayments of debt	(744,034)	—
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	88,791	—
Payments on sale and leaseback financing	(28,640)	—
Cash payments on derivatives containing other-than-insignificant financing elements	—	(3,977)
Cash dividends paid	(14,830)	(37,920)
Repurchase of common stock	(20,017)	—
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(3,174)	(1,125)
Net cash used in financing activities	(81,636)	(150,193)
Net increase/(decrease) in cash, cash equivalents and restricted cash	76,592	(83,086)
Cash, cash equivalents and restricted cash at beginning of year	98,933	215,677
Cash, cash equivalents and restricted cash at end of period	$175,525	$132,591

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Income/(Loss)	Interests	Total
For the nine months ended
Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net income	—	169,462	—	—	169,462
Other comprehensive income	—	—	23,193	—	23,193
Dividends declared	(14,827)	—	—	—	(14,827)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(3,174)	—	—	—	(3,174)
Compensation relating to restricted stock awards	902	—	—	—	902
Compensation relating to restricted stock units awards	2,782	—	—	—	2,782
Compensation relating to stock option awards	763	—	—	—	763
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at September 30, 2022	$1,557,875	$(239,876)	$10,833	$—	$1,328,832

Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	—	$972,042
Net loss	—	(99,500)	—	(526)	(100,026)
Issuance of common stock related to merger	359,256	—	—	30,478	389,734
Other comprehensive income	—	—	13,136	—	13,136
Dividends declared	(37,924)	—	—	—	(37,924)
Forfeitures of vested restricted stock awards	(1,125)	—	—	—	(1,125)
Compensation relating to restricted stock awards	3,337	—	—	—	3,337
Compensation relating to restricted stock units awards	4,629	—	—	—	4,629
Compensation relating to stock option awards	928	—	—	—	928
Balance at September 30, 2021	$1,609,602	$(375,346)	$(19,477)	$29,952	$1,244,731

For the three months ended
Balance at July 1, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148
Net income	—	113,427	—	—	113,427
Other comprehensive income	—	—	10,706	—	10,706
Dividends declared	(5,886)	—	—	—	(5,886)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(1,681)	—	—	—	(1,681)
Compensation relating to restricted stock awards	319	—	—	—	319
Compensation relating to restricted stock units awards	1,175	—	—	—	1,175
Compensation relating to stock option awards	225	—	—	—	225
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at September 30, 2022	$1,557,875	$(239,876)	$10,833	$—	$1,328,832

Balance at July 1, 2021	$1,278,365	$(307,994)	$(22,917)	$—	$947,454
Net loss	—	(67,352)	—	(526)	(67,878)
Issuance of common stock related to merger	359,256	—	—	30,478	389,734
Other comprehensive loss	—	—	3,440	—	3,440
Dividends declared	(34,555)	—	—	—	(34,555)
Forfeitures of vested restricted stock awards	(95)	—	—	—	(95)
Compensation relating to restricted stock awards	2,877	—	—	—	2,877
Compensation relating to restricted stock units awards	3,437	—	—	—	3,437
Compensation relating to stock option awards	317	—	—	—	317
Balance at September 30, 2021	$1,609,602	$(375,346)	$(19,477)	$29,952	$1,244,731

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of September 30, 2022, the Company’s operating fleet consisted of 75 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company between the first and second quarters of 2023, bringing the total operating and newbuild fleet to 78 vessels as of September 30, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash of $1.1 million as of September 30, 2022 and December 31, 2021 represents legally restricted cash relating to the Company’s Macquarie Credit Facility (See Note 10, “Debt”). Such facilities stipulate that cash accounts be maintained which are limited in their use to pay expenses related to drydocking the vessels and servicing the debt facilities.

Short-term investments - Short-term investments consist of time deposits with original maturities of between 90 and 364 days.

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2021	$31
Provision for expected credit losses	130
Balance at September 30, 2022	$161

During the three and nine months ended September 30, 2022 and 2021, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% and 93% of consolidated voyage receivables at September 30, 2022 and December 31, 2021, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $7.1 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing as of September 30, 2022 and $3.7 million relating to the $390 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of December 31, 2021, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $14.9 million and $9.9 million relating to the Company’s outstanding debt facilities as of September 30, 2022 and December 31, 2021, respectively, are included in long-term debt in the accompanying condensed consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $1.7 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized during the three and nine months ended September 30, 2022 totaled $1.2 million and $2.7 million, respectively, and $0.2 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

Time Charter Contracts Acquired — The Company’s intangible assets consist of charter-out contracts with contractual rates in excess of fair market charter rates that were acquired as part of the Merger. These assets are amortized on a straight-line basis as a reduction of time charter revenues over the remaining term of such charters. For the three and nine months ended September 30, 2022, amortization totaled $0.1 million and $0.8 million, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Standards —In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU is optional and expires December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions appears to be that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) may continue to use USD LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them, or both have adhered to the IBOR fallback protocol. The Company has engaged and will continue to engage in discussions with its lending banks in advance of the June 30, 2023 sunset date for the USD LIBOR reference rate settings used in its agreements to evaluate the Company’s options.  Based on information available today, the Company’s current view is that the Secured Overnight Financing Rate (“SOFR”) will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 49,778 and 68,945 for the three and nine months ended September 30, 2022, respectively, and 106,384 and 73,172 for the three and nine months ended September 30, 2021, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2022, there were 592,112 shares of restricted stock units and 537,357 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income/(loss) attributable to the Company allocated to:
Common Stockholders	$113,313	$(67,494)	$169,229	$(99,648)
Participating securities	114	142	233	148
	$113,427	$(67,352)	$169,462	$(99,500)

For the three and nine months ended September 30, 2022 earnings per share calculations, there were 430,984 and 264,881 dilutive equity awards outstanding, respectively. For the three and nine months ended September 30, 2021 earnings per share calculations, there were no dilutive equity awards outstanding. Awards of 1,298,016 and 1,236,334 for the three and nine months ended September 30, 2022, respectively, and 1,054,691 and 1,022,293 for the three and nine months ended September 30, 2021, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2022 and 2021 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2022:
Shipping revenues	$77,071	$159,758	$—	$236,829
Time charter equivalent revenues	75,192	159,355	(1)	234,546
Depreciation and amortization	15,771	11,931	26	27,728
Loss on disposal of vessels and other assets, including impairments	77	62	—	139
Adjusted income/(loss) from vessel operations	30,993	109,490	(27)	140,456
Equity in loss of affiliated companies	(1)	—	—	(1)
Investments in and advances to affiliated companies at September 30, 2022	16,301	21,808	—	38,109
Adjusted total assets at September 30, 2022	1,356,386	819,768	—	2,176,154

Three months ended September 30, 2021:
Shipping revenues	$41,760	$43,056	$—	$84,816
Time charter equivalent revenues	34,771	38,197	—	72,968
Depreciation and amortization	15,963	9,828	15	25,806
Gain on disposal of vessels and other property, including impairments	(224)	(8,880)	—	(9,104)
Adjusted loss from vessel operations	(9,682)	(6,994)	(15)	(16,691)
Equity in income of affiliated companies	5,730	—	—	5,730
Investments in and advances to affiliated companies at September 30, 2021	154,921	22,481	—	177,402
Adjusted total assets at September 30, 2021	1,520,767	772,880	—	2,293,647

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2022:
Shipping revenues	$178,788	$347,720	$—	$526,508
Time charter equivalent revenues	171,124	346,936	—	518,060
Depreciation and amortization	46,109	35,816	59	81,984
Loss/(gain) on disposal of vessels and other assets, including impairments	1,048	(10,387)	—	(9,339)
Adjusted income/(loss) from vessel operations	40,717	194,173	(58)	234,832
Equity in income of affiliated companies	434	—	—	434
Expenditures for vessels and vessel improvements	59,101	28,502	—	87,603
Payments for drydocking	22,086	14,194	—	36,280

Nine months ended September 30, 2021:
Shipping revenues	$111,818	$66,058	$—	$177,876
Time charter equivalent revenues	101,817	61,038	—	162,855
Depreciation and amortization	42,005	17,578	56	59,639
Loss/(gain) on disposal of vessels and other assets, including impairments	3,791	(8,879)	—	(5,088)
Adjusted loss from vessel operations	(17,697)	(8,692)	(56)	(26,445)
Equity in income of affiliated companies	16,573	—	—	16,573
Expenditures for vessels and vessel improvements	40,791	3,423	—	44,214
Payments for drydocking	16,518	7,298	—	23,816

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Time charter equivalent revenues	$234,546	$72,968	$518,060	$162,855
Add: Voyage expenses	2,283	11,848	8,448	15,021
Shipping revenues	$236,829	$84,816	$526,508	$177,876

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of adjusted income/(loss) from vessel operations of the segments to loss before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Total adjusted income/(loss) from vessel operations of all segments	$140,456	$(16,691)	$234,832	$(26,445)
General and administrative expenses	(11,839)	(8,129)	(32,852)	(23,141)
Third-party debt modification fees	(71)	(26)	(1,158)	(26)
Merger and integration related costs	—	(47,079)	—	(47,560)
Gain/(loss) on disposal of vessels and other assets, including impairments	(139)	9,104	9,339	5,088
Consolidated income/(loss) from vessel operations	128,407	(62,821)	210,161	(92,084)
Equity in income/(loss) of affiliated companies	(1)	5,730	434	16,573
Other (expense)/income	360	(113)	(440)	446
Interest expense	(15,332)	(10,639)	(40,630)	(24,925)
Income/(loss) before income taxes	$113,434	$(67,843)	$169,525	$(99,990)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2022	September 30, 2021
Adjusted total assets of all segments	$2,176,154	$2,293,647
Corporate unrestricted cash and cash equivalents	174,465	108,897
Restricted cash	1,060	23,694
Short-term investments	80,000	—
Other unallocated amounts	28,224	15,595
Consolidated total assets	$2,459,903	$2,441,833

Note 6 — Vessels:

Impairment of Vessels and Other Property

During the nine months ended September 30, 2022, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2021, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended September 30, 2022, the Company continued to monitor industry and market factors and intentions regarding its vessels to determine if indicators of impairment were present and determined that none of the vessels in the Company’s fleet met held-for-sale criteria as of September 30, 2022 and no held-for-use impairment indicators existed for the Company’s vessels as of September 30, 2022. During the quarter ended March 31, 2022, the Company concluded that the contracted sales of one 2004-built Panamax and two 2006-built Handysize product carriers resulted in the recognition of impairment charges aggregating $1.7 million.

The Company also recognized an aggregate loss of approximately $0.7 million during the quarter ended March 31, 2022, related to the cost to terminate the purchase and installation contracts for ballast water treatment systems on three of the Company’s MRs that were sold during 2021.

Vessel Acquisitions and Construction Commitments

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG-powered VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first quarter of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels is approximately $290.0 million, which will be paid for through a combination of cash on hand and funds drawn from the BoComm Lease Financing (See Note 10, “Debt”). Accumulated expenditures of $101.7 million and $49.3 million (including capitalized interest costs of $2.7 million and $0.6 million) are included in vessels construction in progress in the accompanying condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively. The remaining commitments on the contracts for the construction of these vessels as of September 30, 2022 was $192.2 million, which will be funded by the BoComm Lease Financing over the course of the construction and delivery of the three vessels.

Disposal/Sales of Vessels

In addition to the sale of the 2010-built MR described above, during the nine months ended September 30, 2022, the Company also delivered a 2008-built MR, one 2002-built Panamax, one 2004-built Panamax and its remaining four 2006-built Handysize product carriers to buyers and recognized an aggregate gain of $7.6 million.

In addition, in November 2022, the Company entered into memorandum of agreement for the sale of a 2008-built MR, which is expected to be delivered to the buyer during the fourth quarter of 2022.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 1, 2022, the Company and AE Holding terminated their joint venture agreement, which resulted in the Company selling its 51% interest in DASM to AE Holdings. The Company received $0.8 million in cash for the sale of its interest, after certain deductions, and recognized a $0.1 million gain on the sale of the joint venture.

Prior to July 1, 2022, DASM was owned 51% by the Company and 49% by AE Holdings, AE Holdings did not participate in the income or equity of DASM, and the Company was considered to be the primary beneficiary of DASM as the Company had the ability to direct the activities that most significantly impacted DASM’s economic performance. The results of operations of DASM were included in the accompanying condensed consolidated financial statements through June 30, 2022 and the balance sheet of DASM was included in the accompanying condensed consolidated financial statements as of December 31, 2021.

Unconsolidated VIEs

As of September 30, 2022, all of the six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$36,708

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2022:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$36,708

In addition, as of September 30, 2022, the Company had approximately $218.2 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2022.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Fair Value Level
Cash and cash equivalents (1)	$175,525	$98,933	Level 1
Short-term investments(2)	80,000	n/a	Level 1
$750 Million Facility Term Loan	(530,000)	n/a	Level 2
$390 Million Facility Term Loan	n/a	(191,050)	Level 2
$525 Million Facility Term Loan	n/a	(216,289)	Level 2
$525 Million Facility Revolving Loan	n/a	(44,193)	Level 2
$360 Million Facility Term Loan	n/a	(105,325)	Level 2
$360 Million Facility Revolving Loan	n/a	(38,889)	Level 2
Macquarie Credit Facility	(17,750)	(19,475)	Level 2
ING Credit Facility	(23,438)	(25,000)	Level 2
Ocean Yield Lease Financing	(348,466)	(370,305)	Level 2
BoComm Lease Financing	(52,841)	(9,608)	Level 2
Toshin Lease Financing	(16,028)	(16,995)	Level 2
Hyuga Lease Financing	(15,744)	n/a	Level 2
COSCO Lease Financing	(48,986)	(52,746)	Level 2
Kaiyo Lease Financing	(14,511)	n/a	Level 2
Kaisha Lease Financing	(14,622)	n/a	Level 2
8.5% Senior Notes	n/a	(25,940)	Level 1
(1)	Includes restricted cash of $1.1 million at September 30, 2022 and December 31, 2021, respectively.
(2)	Short-term investments consist of time deposits with original maturities of between 90 and 180 days.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a gross basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities
September 30, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$4,801	$6,252	$—	$—
Total	$4,801	$6,252	$—	$—

December 31, 2021:
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1,296	$(2,539)	$(757)
Total	$—	$1,296	$(2,539)	$(757)

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three and nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$10,559	$568	$21,491	$5,333

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	(435)	—	(1,351)
Total other comprehensive income	$10,559	$133	$21,491	$3,982

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$261	$1,293	$(226)	$3,558

Discontinued hedging instruments:
Interest rate swap	(708)	—	445	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	1,528	—	4,681
Total interest expense	$(447)	$2,821	$219	$8,239

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

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	September 30, 2022	December 31, 2021	Fair Value Level
Derivative Assets (interest rate swaps)	$11,053	$1,296	Level 2(1)
Derivative Liabilities (interest rate swaps)	—	(3,296)	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which impairment charges were recognized for the nine months ended September 30, 2022:

(Dollars in thousands)	Fair Value	Level 2	Total Impairment Charges
Crude Tankers - Vessels held for sale (1)(2)	$7,561	$7,561	$(1,019)
Product Carriers - Vessels held for sale (1) (2)	9,850	9,850	(207)
Product Carriers - Vessels held for use (1) (2)	9,575	9,575	(471)
(1)	A pre-tax held for sale impairment charge of $1.0 million related to one Panamax in the Crude Tankers segment was recorded during the first quarter of 2022, including a charge of $0.9 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million. A pre-tax held for sale impairment charge of $0.2 million related to one MR in the Product Carriers segment was recorded during the first quarter of 2022, consisting of $0.2 million costs to sell the vessel. A pre-tax held for use impairment charge of $0.5 million related to one Handysize product carrier was recorded during the first quarter of 2022 to write the value of the vessel down to its estimated fair value.
(2)	Fair value measurement of $27.0 million at March 31, 2022 used to determine the impairments for the vessels was based upon a market approach, which considered the sale prices of the vessels based on the executed memoranda of agreements as discussed in Note 6, "Vessels." The sales prices are considered to be Level 2 because sales of vessels occur somewhat infrequently.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $7,269	$522,732	$—
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $573 and $755	17,177	18,720
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $448 and $546	22,990	24,454
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $2,357	—	188,693
$525 Million Facility Term Loan, due 2024	—	216,289
$525 Million Facility Revolving Loan, due 2024	—	44,193
$360 Million Facility Term Loan, due 2024	—	105,325
$360 Million Facility Revolving Loan, due 2024	—	38,889
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,341 and $3,799	345,125	366,506
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $691 and $114	52,150	9,494
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $387 and $428	15,642	16,567
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,253 and $1,353	47,732	51,393
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $338	15,406	—
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $300	14,211	—
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $313	14,309	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $538	—	24,462
	1,067,474	1,104,985
Less current portion	(166,965)	(178,715)
Long-term portion	$900,509	$926,270

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

8.5% Senior Notes

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of September 30, 2022.

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

The 8.5% Senior Notes Indenture (the “Indenture”), which was terminated in conjunction with the August 5, 2022 redemption described above, contained certain covenants that required the Company to (i) not permit Total Borrowings (as defined in the Indenture) to equal or exceed 70% of Total Assets (as defined in the Indenture), and (ii) ensure that Net Worth (defined as Total Assets, less Intangible Assets and Total Borrowings, as defined in the Indenture) exceeded $600 million pursuant to the Minimum Net Worth covenant in the Indenture.

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

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2022 was $16.4 million and $43.0 million, respectively, and for the three and nine months ended September 30, 2021 was $10.7 million and $24.8 million, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2022 was $14.0 million and $36.6 million respectively, and for the three and nine months ended September 30, 2021 was $10.8 million and $23.2 million respectively.

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

During the third quarter of 2022, the Company recognized a net loss of $0.4 million, which is included in other expense in the accompanying condensed consolidated statement of operations. The net loss reflects a write-off of unamortized deferred financing costs associated with the $25.0 million principal prepayment of the 8.5% Senior Notes in August 2022.

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

Restricted Common Stock

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2022, the Company awarded a total of 41,718 restricted common stock shares to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $24.45 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 3, 2023, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Restricted Stock Units and Stock Options

During the nine months ended September 30, 2022, the Company granted 327,906 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $19.65 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 304,650 of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date and 23,256 of the RSUs awarded will cliff vest on September 30, 2023.

During the nine months ended September 30, 2022, the Company also awarded 124,590 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2024, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2025. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.63 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $20.65 per RSU.

During the nine months ended September 30, 2022, 274,549 stock options were exercised by certain senior officers and employees at an average exercise price of $18.52 per share. After withholdings for taxes and exercise costs, the Company issued a total of 51,075 shares in conjunction with these transactions.

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

On August 4, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share. Pursuant to such declaration, the Company made dividend payments totaling $6.0 million on September 28, 2022 to stockholders of record as of September 14, 2022.

On November 7, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share and a special dividend of $1.00 per share. Pursuant to such declaration, the Company will make both dividend payments on December 22, 2022 to stockholders of record as of December 8, 2022.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Share Repurchases

In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023. During the three months ended September 30, 2022, the Company repurchased and retired 687,740 shares of its common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million. As of September 30, 2022, the remaining buyback authorization under the Company’s $60.0 million stock repurchase program expiring in December 2023 was $40.0 million. No shares were acquired under repurchase programs during the nine months ended September 30, 2021.

In connection with the settlement of vested restricted stock units and exercise of stock options, the Company repurchased 223,926 and 308,405 shares of common stock during the three and nine months ended September 30, 2022, respectively, at an average cost of $30.22 and $26.78, respectively, per share (based on the market prices on the dates of vesting) from employees and certain members of management to cover withholding taxes and cost of options exercised. Similarly, the Company repurchased 5,090 and 56,065 shares of common stock during the three and nine months ended September 30, 2021, respectively, at an average cost of $18.62 and $20.06, respectively, per share.

Rights Agreement

On May 8, 2022, the Company entered into a shareholder rights plan in the form of a Rights Agreement (the “Rights Agreement”), dated as of May 8, 2022, between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement was approved by the Company’s Board of Directors. In connection with the Rights Agreement, the Company’s Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, no par value, of the Company. The dividend was payable on May 19, 2022 to stockholders of record at the close of business on such date. While the Rights Agreement was effective immediately, the Rights become exercisable only if a person or group acquires beneficial ownership, as defined in the Rights Agreement, of 17.5% or more of the Company’s common stock in a transaction not approved by the Company's Board of Directors. In that situation, each holder of a Right (other than the acquiring person or group) will have the right to purchase, upon payment of the then-current exercise price, a number of shares of Company common stock having a market value of twice the exercise price of the Right. In addition, at any time after a person or group acquires 17.5% or more of the Company’s common stock (unless such person or group acquires 50% or more), the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such person or group, which would have become null and void). The Rights Agreement will expire on May 7, 2023. The Company’s Board of Directors may consider an earlier termination of the Rights Agreement if market and other conditions warrant.

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

Note 13 — Accumulated Other Comprehensive Income/(Loss):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Unrealized gains/(losses) on derivative instruments	$16,977	$(4,863)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(6,144)	(7,497)
	$10,833	$(12,360)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and nine months ended September 30, 2022 and 2021 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2022	$6,865	$(6,738)	$127
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	10,559	594	11,153
Amounts reclassified from accumulated other comprehensive income/(loss)	(447)	—	(447)
Balance as of September 30, 2022	$16,977	$(6,144)	$10,833

Balance as of June 30, 2021	$(14,276)	(8,641)	(22,917)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	133	260	393
Amounts reclassified from accumulated other comprehensive income/(loss)	3,047	—	3,047
Balance as of September 30, 2021	$(11,096)	$(8,381)	$(19,477)

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2021	$(4,863)	$(7,497)	$(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	21,491	1,353	22,844
Amounts reclassified from accumulated other comprehensive income/(loss)	349	—	349
Balance as of September 30, 2022	$16,977	$(6,144)	$10,833

Balance as of December 31, 2020	$(24,098)	(8,515)	$(32,613)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	3,982	134	4,116
Amounts reclassified from accumulated other comprehensive income/(loss)	9,020	—	9,020
Balance as of September 30, 2021	$(11,096)	$(8,381)	$(19,477)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
(Dollars in thousands)	2022	2021	2022	2021	Line Item
Reclassifications of losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in income of
equity method joint venture investees	$—	$226	$130	$781	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	261	1,293	(226)	3,558	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(708)	—	445	—	Interest expense

Reclassifications of losses on other-than-insignificant
financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	—	1,528	—	4,681	Interest expense
Total before and net of tax	$(447)	$3,047	$349	$9,020

At September 30, 2022, the Company expects that it will reclassify $5.3 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 14 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of September 30, 2022, the Company is a party to time charter out contracts with customers on one MR, one LR2, one Suezmax, and one VLCC with expiry dates ranging from March 2023 to August 2024. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2022 and 2021:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2022:
Revenues from leases
Pool revenues	$60,710	$154,530	$215,240
Time and bareboat charter revenues	6,575	1,912	8,487
Voyage charter revenues from non-variable lease payments(1)	567	3,312	3,879
Voyage charter revenues from variable lease payments	—	4	4
Revenues from services
Voyage charter revenues from lightering services	9,219	—	9,219
Total shipping revenues	$77,071	$159,758	$236,829

Three months ended September 30, 2021:
Revenues from leases
Pool revenues	$18,763	$31,780	$50,543
Time and bareboat charter revenues	9,900	3,764	13,664
Voyage charter revenues from non-variable lease payments	6,696	7,389	14,085
Voyage charter revenues from variable lease payments	450	123	573
Revenues from services
Voyage charter revenues from lightering services	5,951	—	5,951
Total shipping revenues	$41,760	$43,056	$84,816

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2022:
Revenues from leases
Pool revenues	$133,186	$330,543	$463,729
Time and bareboat charter revenues	16,503	6,292	22,795
Voyage charter revenues from non-variable lease payments(1)	5,648	10,952	16,600
Voyage charter revenues from variable lease payments	62	(67)	(5)
Revenues from services
Voyage charter revenues from lightering services	23,389	—	23,389
Total shipping revenues	$178,788	$347,720	$526,508

Nine months ended September 30, 2021:
Revenues from leases
Pool revenues	$51,666	$49,991	$101,657
Time and bareboat charter revenues	33,054	7,022	40,076
Voyage charter revenues from non-variable lease payments(2)	8,423	8,871	17,294
Voyage charter revenues from variable lease payments	450	174	624
Revenues from services
Voyage charter revenues from lightering services	18,225	—	18,225
Total shipping revenues	$111,818	$66,058	$177,876
(1)	Includes $0.9 million and $1.8 million of loss of hire proceeds received during the three and nine months ended September 30, 2022, respectively.
(2)	Includes $0.5 million of loss of hire proceeds received during the first quarter of 2021.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2022	$2,306	225	$—
Closing balance as of September 30, 2022	3,170	5,302	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. Adjustments to revenue primarily relate to changes in estimates of performance obligations related to voyage charters. Adjustments in revenues from performance obligations satisfied in previous periods recognized were nil during the three and nine months ended September 30, 2022 and 2021, respectively.

Costs to Obtain or Fulfill a Contract

As of September 30, 2022, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2022 and 2021 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost
Vessel assets
Charter hire expenses	$2,849	$2,108	$7,748	$6,999

Office and other space
General and administrative	228	501	683	1,048
Voyage expenses	43	43	129	127

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,737	1,322	4,749	3,278
Total lease cost	$4,857	$3,974	$13,309	$11,452
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.7 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, compared with $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,952	$8,058

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$18,069	$23,168

Current portion of operating lease liabilities	$(8,323)	$(8,393)
Long-term operating lease liabilities	(8,087)	(12,522)
Total operating lease liabilities	$(16,410)	$(20,915)

Weighted average remaining lease term - operating leases	5.49 years	5.15 years
Weighted average discount rate - operating leases	5.16%	5.42%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of September 30, 2022, INSW had commitments to charter in two Aframaxes and two LR1s. All of the charters-in, of which the two Aframaxes are bareboat charters with expiry dates ranging from December 2023 to March 2024 and the two LR1s are time charters with expiring dates ranging from March 2023 to April 2023, are accounted for as operating leases. The Company’s bareboat charters contain purchase options. The Company determined on the lease commencement dates that the purchase options were not reasonably certain of being exercised. As of September 30, 2022, events have not occurred that would require a reassessment of such determinations.

Payments of lease liabilities and related number of operating days under these operating leases as of September 30, 2022 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$1,582	184
2023	4,532	556
Total lease payments	6,114	740
less imputed interest	(225)
Total operating lease liabilities	$5,889

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2022	$1,215	184
2023	1,381	210
Total lease payments (lease component only)	2,596	394
less imputed interest	(13)
Total operating lease liabilities	$2,583

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

Payments of lease liabilities for office and other space as of September 30, 2022 are as follows:

(Dollars in thousands)	Amount
2022	$68
2023	229
2024	973
2025	998
2026	1,024
Thereafter	6,908
Total lease payments	10,200
less imputed interest	(2,262)
Total operating lease liabilities	$7,938

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for one MR, one LR2, one Suezmax and one VLCC and the related revenue days as of September 30, 2022 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2022	$9,940	332
2023	22,055	809
2024	7,280	224
Future minimum revenues	$39,275	1,365

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of September 30, 2022. Assuming that the preliminary results of the deficit valuation as of June 30, 2021 are confirmed during 2022, showing that no deficit contributions would be required, the next deficit valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of September 30, 2022. The next deficit valuation will be as of March 31, 2023.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, and Aframax crude tankers and LR1, LR2, and MR product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2022, we derived 68% and 67%, respectively, of our TCE revenues from our Product Carriers segment compared with 52% and 37% for the three and nine months ended September 30, 2021, respectively. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2022 and 2021 periods.

As of September 30, 2022, the Company’s operating fleet consisted of 75 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in vessels aggregating 8.2 million deadweight tons (“dwt”). In addition to our operating fleet of 75 vessels, three dual-fuel LNG-powered VLCC newbuilds are scheduled for delivery to the Company between the first and second quarters of 2023, bringing the total operating and newbuild fleet to 78 vessels.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently operate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 96% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2022, respectively, compared with 80% and 76% for the three and nine months ended September 30, 2021, respectively.

The following is a discussion and analysis of our financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition,

INTERNATIONAL SEAWAYS, INC.

certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2022 at 100.0 million barrels per day (“b/d”), up 1.2% from the same quarter in 2021. The estimate for global oil consumption in 2023 is 101.3 million b/d, an increase of 1.7% over 2022’s estimated 99.6 million b/d. OECD demand in 2023 is estimated to increase by 0.2% to 46.4 million b/d, while non-OECD demand is estimated to increase by 2.4% to 54.8 million b/d.

Global oil production in the third quarter of 2022 was 100.7 million b/d, an increase of 4.6% from the third quarter of 2021. OPEC crude oil production averaged 29.4 million b/d in the third quarter of 2022, an increase of 0.8 million b/d from the second quarter of 2022, and an increase of 2.5 million b/d from the third quarter of 2021. Non-OPEC production increased by 1.6 million b/d to 65.9 million b/d in the third quarter of 2022 compared with the third quarter of 2021. Oil production in the U.S. in the third quarter of 2022 increased by 1.1% to 11.8 million b/d compared to the second quarter of 2022 and increased by 4.0% from the third quarter of 2021.

U.S. refinery throughput increased by 0.8 million b/d to 16.9 million b/d in the third quarter of 2022 compared with the second quarter of 2022. U.S. crude oil imports in the third quarter of 2022 increased by 0.2 million b/d to 6.6 million b/d compared with the third quarter of 2021, with imports from non-OPEC countries remaining flat and imports from OPEC countries increasing by 0.2 million b/d.

After continuing pandemic-related lockdowns, and refinery maintenance, China’s crude oil imports rebounded to 10.2 million b/d in September 2022, up 0.7 million b/d from August 2022, and the highest level since May 2022.

As a result of continued rising oil demand outpacing production of crude oil and refined products and the resulting increases in the prices of crude oil, global inventories continued to be drawn down during the third quarter of 2022 to levels that are significantly below the average over the last five years. In the OECD, total crude stocks have remained steady but product stocks have declined by approximately 110 million barrels in the 12 months ending August 2022.

During the third quarter of 2022, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 5.5 million dwt. The crude fleet increased by 5.0 million dwt, with VLCCs growing by 2.1 million dwt, Suezmaxes by 1.7 million dwt, and Aframaxes by 1.2 million dwt. The product carrier fleet increased by 0.5 million dwt. Year-over-year, the size of the tanker fleet increased by 17.5 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 9.5 million dwt, 4.1 million dwt, 2.0 million dwt and 2.3 million dwt, respectively. The LR1/Panamax fleet declined by 0.5 million dwt.

During the third quarter of 2022, the tanker orderbook declined by 4.7 million dwt overall compared with the second quarter of 2022. The crude tanker orderbook decreased by 4.5 million dwt, with decreases in the VLCC, Suezmax and Aframax sectors of 1.8 million dwt, 1.9 million dwt and 0.8 million dwt respectively. The product carrier orderbook decreased by 0.2 million dwt, with LR1s declining by 0.2 million dwt and MRs remaining flat. Year-over-year, the total tanker orderbook decreased by 20.8 million dwt, with all sectors seeing declines.

All segments enjoyed better markets during the third quarter compared with the second quarter of 2022. Continued disruptions to global crude and product flows resulting from the Russian invasion of Ukraine had positive impacts on rates for all of our segments during the third quarter of 2022 due to the continued trade flow inefficiencies in the market. (See Item 1A, Risk Factors in our March 31, 2022 Form 10-Q - The war between Russia and Ukraine could adversely affect INSW’s business). The recently announced OPEC+ production cut of 2.0 million b/d from quotas could have a negative impact on tanker earnings going forward. However, some market participants anticipate that the actual production cut will only be around 1.3 million b/d, and the impacts of this cut could also be tempered by increased production in the West.

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

Results from Vessel Operations:

During the third quarter of 2022, results from vessel operations increased by $191.2 million to income of $128.4 million from a loss of $62.8 million in the third quarter of 2021. Such increase resulted principally from a $161.6 million period-over-period increase in TCE revenues and $47.1 million in merger and integration related costs incurred in the third quarter of 2021 related to the Company’s Merger with Diamond S. Such items were partially offset by $9.1 million in gain on the disposal of vessels recorded in the prior year’s quarter.

The increase in TCE revenues in the third quarter of 2022 of $161.6 million, or 221%, to $234.5 million from $73.0 million in the corresponding quarter of the prior year reflects a net aggregate $156.9 million rates-based increase resulting from higher average daily rates earned across all of INSW’s various fleet sectors.

During the first nine months of 2022, results from vessel operations increased by $302.2 million to income of $210.2 million from a loss of $92.1 million in the first nine months of 2021. Such increase resulted principally from a $355.2 million period-over-period increase in TCE revenues and the 2021 merger and integration related costs described above, offset by increased vessel expenses and depreciation and amortization, which are reflective of the Company’s larger post-Merger fleet.

The increase in TCE revenues in the first nine months of 2022 of $355.2 million, or 218%, to $518.1 million from $162.9 million in the corresponding period of the prior year reflects a net aggregate $273.7 million rates-based increase resulting from higher average daily rates earned across all of INSW’s fleet sectors. Significant days-based increases in the Suezmax and MR fleets, which reflects the growth in the vessel count in these fleets that resulted from the Merger, also contributed a total of $75.5 million to the increase in TCE revenues.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2022	2021	2022	2021
TCE revenues	$75,192	$34,771	$171,124	$101,817
Vessel expenses	(24,713)	(24,384)	(72,525)	(65,327)
Charter hire expenses	(3,715)	(4,106)	(11,773)	(12,182)
Depreciation and amortization	(15,771)	(15,963)	(46,109)	(42,005)
Adjusted income/(loss) from vessel operations (a)	$30,993	$(9,682)	$40,717	$(17,697)
Average daily TCE rate	$33,993	$12,845	$24,700	$15,710
Average number of owned vessels (b)	18.0	30.5	18.7	24.2
Average number of vessels chartered-in	9.0	2.0	9.1	2.0
Number of revenue days (c)	2,212	2,707	6,928	6,481
Number of ship-operating days: (d)
Owned vessels	1,656	2,810	5,114	6,611
Vessels bareboat chartered-in under operating leases (e)	828	184	2,457	546
Vessels spot chartered-in under operating leases (f)	1	—	14	—
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, merger and integration related costs and loss/(gain) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Includes six VLCCs and one Aframax that secure lease financing arrangements.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in one vessel under an operating lease during the three and nine months ended September 30, 2022 for a full service lightering job.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $985 and $667 per day for the three months ended September 30, 2022 and 2021, respectively, and $837 and $635 per day for the nine months ended September 30, 2022 and 2021, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$24,427	$43,905	$10,686	$43,893
Revenue days	812	92	761	92
Suezmax (1):
Average rate	$34,244	$27,685	$10,650	$26,604
Revenue days	849	92	748	90
Aframax:
Average rate	$38,287	$—	$11,361	$25,746
Revenue days	366	—	276	76
Panamax:
Average rate	$—	$—	$9,755	$11,054
Revenue days	—	—	151	264

Nine Months Ended September 30,
VLCC:
Average rate	$17,739	$44,111	$13,345	$45,517
Revenue days	2,421	218	2,170	338
Suezmax (1):
Average rate	$23,090	$27,004	$12,189	$26,604
Revenue days	2,872	273	1,110	90
Aframax:
Average rate	$29,215	$—	$10,554	25,746
Revenue days	999	—	812	$76
Panamax:
Average rate	$20,166	$—	$12,812	$11,046
Revenue days	70	—	332	1,303
(1)	During the three months ended September 30, 2021, Suezmaxes acquired by the Company through the Merger were employed on transitional voyages in the spot market prior to delivering to Penfield Maritime’s Suezmax Pool. These transitional voyages are excluded from the tables above.

During the third quarter of 2022, TCE revenues for the Crude Tankers segment increased by $40.4 million, or 116%, to $75.2 million from $34.8 million in the third quarter of 2021. Such increase principally resulted from (i) an aggregate rates-based increase in the Suezmax, VLCC and Aframax fleets of $42.5 million due to higher average daily blended rates in these sectors. Such increase was partially offset by (ii) a $4.3 million days-based decrease in the Panamax fleet driven by the sale of four 2002-built Panamaxes and one 2003-built Panamax between August and December 2021 and the Company taking advantage of the strong demand for steel to recycle its two remaining Panamaxes in April 2022.

Vessel expenses increased by $0.3 million to $24.7 million in the third quarter of 2022 from $24.4 million in the third quarter of 2021. Such increase was driven by larger drydock deviation and average daily crewing costs, and the timing and cost of stores and spares, offset substantially by the impact of the sales in the Panamax fleet described above. Charter hire expenses decreased by $0.4 million to $3.7 million from $4.1 million in the third quarter of 2021 due to lower charter hire expense spend in our Crude Tankers Lightering

INTERNATIONAL SEAWAYS, INC.

business. Depreciation and amortization decreased by $0.2 million to $15.8 million in the current quarter from $16.0 million in the third quarter of 2021. Such decrease resulted principally from the impacts of the Panamax sales noted above, offset to a large degree by the impacts of drydockings and ballast water treatment system and scrubber installations performed during 2021 and 2022. The scrubber installation on one of the Company’s 2012-built Suezmaxes was completed in September 2022.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $4.1 million for the third quarter of 2022 compared to $1.3 million for the third quarter of 2021, with the increase principally attributable to performing 126 service support only lighterings during the three months ended September 30, 2022, which is an increase of 39 when compared to the 87 performed during the three months ended September 30, 2021.

During the first nine months of 2022, TCE revenues for the Crude Tankers segment increased by $69.3 million, or 68%, to $171.1 million from $101.8 million in the first nine months of 2021. Such increase principally resulted from (i) an aggregate rates-based increase in the Suezmax, Aframax, VLCC and Panamax fleets of $61.2 million due to higher average daily blended rates in these sectors and (ii) a $18.0 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger, two of which have been subsequently disposed of by the Company. These increases were partially offset by a $17.0 million days-based decrease in the Panamax fleet driven by the sale of all seven vessels in this fleet between August 2021 and April 2022 described above.

Vessel expenses increased by $7.2 million to $72.5 million in the first nine months of 2022 from $65.3 million in the first nine months of 2021. Such increase was driven by the vessels acquired in the Merger, partially offset by the impact of the vessel sales described above. Depreciation and amortization increased by $4.1 million to $46.1 million in the nine months ended September 30, 2022 from $42.0 million in the prior year’s comparable period. Such increase resulted principally from the net impact of the changes in the Suezmax and Panamax fleets noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $8.1 million during the first nine months of 2022 compared to $3.6 million for the first nine months of 2021. Incremental lightering activity in the current year’s period drove the increase, as one full-service lightering and 310 service support only lighterings were performed in the current year’s period, as compared to 253 service support only lighterings in the prior year’s period.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2022	2021	2022	2021
TCE revenues	$159,355	$38,197	$346,936	$61,038
Vessel expenses	(33,852)	(33,790)	(105,921)	(47,050)
Charter hire expenses	(4,082)	(1,573)	(11,026)	(5,102)
Depreciation and amortization	(11,931)	(9,828)	(35,816)	(17,578)
Adjusted income/(loss) from vessel operations	$109,490	$(6,994)	$194,173	$(8,692)
Average daily TCE rate	$35,186	$9,448	$26,135	$10,267
Average number of owned vessels	41.0	47.3	44.4	22.6
Average number of vessels chartered-in	8.0	1.3	6.8	1.3
Number of revenue days	4,529	4,043	13,275	5,945
Number of ship-operating days:
Owned vessels	3,772	4,354	12,118	6,164
Vessels bareboat chartered-in under operating leases (a)	460	—	1,099	—
Vessels time chartered-in under operating leases	277	124	768	368
(a)	Includes one LR2 and four MRs that secure lease financing arrangements.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2022 and 2021, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $763 and $610 per day for the three months ended September 30, 2022 and 2021, respectively, and $631 and $681 per day for the nine months ended September 30, 2022 and 2021, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$—	$17,149	$—	$17,797
Revenue days	—	89	—	92
LR1(1):
Average rate	$40,973	$—	$12,476	$—
Revenue days	830	—	523	—
MR(2):
Average rate	$35,986	$—	$10,000	$15,730
Revenue days	3,411	—	2,668	124
Handy:
Average rate	$—	$—	$6,311	$—
Revenue days	—	—	319	—

Nine Months Ended September 30,
LR2:
Average rate	$—	$17,146	$—	$17,787
Revenue days	—	270	—	273
LR1(1):
Average rate	$29,701	$—	$13,634	$—
Revenue days	2,294	—	1,438	—
MR(2):
Average rate	$27,191	$21,023	$9,797	$15,730
Revenue days	9,912	75	3,453	124
Handy:
Average rate	$14,167	$—	$6,311	$—
Revenue days	469	—	319	—
(1)	During the 2022 and 2021 periods, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.
(2)	During the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, MRs acquired by the Company through the Merger were employed on transitional voyages prior to delivering to pools. These transitional voyages are excluded from the tables above.

During the third quarter of 2022, TCE revenues for the Product Carriers segment increased by $121.2 million, or 317%, to $159.4 million from $38.2 million in the third quarter of 2021. The growth in TCE revenues was primarily as a result of substantial period-over-period increases in average daily blended rates earned by the MR and LR1 fleet sectors, which accounted for a rates-based increase of approximately $114.5 million. Also contributing to the increased TCE revenues were days-based increases. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021, one during March 2022, and one during the second quarter of 2022. The net effect of these transactions, and 305 fewer off-hire days

INTERNATIONAL SEAWAYS, INC.

during the current period, were the primary drivers of a 501-day increase in MR revenue days during the current year’s quarter, which contributed a $4.6 million days-based increase in TCE revenues. Additionally, there was a $3.7 million days-based increase in the LR1 fleet, which reflected (i) the deliveries of two time chartered-in 2008-built LR1s between August and October 2021, and one time chartered-in 2009-built LR1 in February 2022, and (ii) the purchase of a 2011-built LR1 in February 2022, partially offset by (iii) the redelivery of a 2006-built LR1 to its owners at the expiry of its two year charter in August 2021. The Company also acquired six Handysize vessels in the Merger, and subsequently sold two in the fourth quarter of 2021, and the remaining four during the second quarter of 2022. These Handysizes contributed a total of $1.6 million in TCE revenues during the third quarter of 2021, and no TCE revenues during the third quarter of 2022.

Vessel expenses increased by $0.1 million to $33.9 million in the third quarter of 2022 from $33.8 million in the third quarter of 2021. Such increase reflects the impacts of the net increase in MR operating days and the purchase of the 2011-built LR1 described above, offset in large part by the Handysize sales noted above. Charter hire expenses increased by $2.5 million to $4.1 million in the current quarter from $1.6 million in the third quarter of 2021, primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $2.1 million to $11.9 million in the current quarter from $9.8 million in the prior year’s quarter. Such increase resulted primarily from the additions to the MR and LR1 fleets noted above, offset by the sales of the Handysize vessels.

During the first nine months of 2022, TCE revenues for the Product Carriers segment increased by $285.9 million, or 468%, to $346.9 million from $61.0 million in the first nine months of 2021. The net effect of the Merger and subsequent vessel sales discussed above, partially offset by 354 more off-hire days during the current period (primarily drydock related), were the primary drivers of a 6,348-day increase in MR revenue days during the current year’s period, which contributed a $57.6 million days-based increase in TCE revenues. Additionally, there was a $11.1 million days-based increase in the LR1 fleet, which reflected the transactions described above and 149 fewer off-hire days in the current period. The Handysize vessels that were acquired as part of the Merger and subsequently sold contributed a total of $6.4 million in TCE revenues during the first nine months of 2022, versus $1.6 million in the prior year’s period. Consistent with the quarter-over-quarter discussion above, the strong rate environment for Product Carriers in 2022 accounted for a rates-based increase in TCE revenues of approximately $212.6 million for the nine months ended September 30, 2022 compared to the equivalent 2021 period.

Vessel expenses increased by $58.9 million to $105.9 million in the first nine months of 2022 from $47.1 million in the first nine months of 2021. Such increase reflects additions to the fleet as a result of the Merger. Charter hire expenses increased by $5.9 million to $11.0 million in the current period from $5.1 million in the prior year’s period, primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $18.2 million to $35.8 million in the current period from $17.6 million in the prior year’s period. Such increase resulted primarily from the net vessel additions noted above.

General and Administrative Expenses:

During the third quarter of 2022, general and administrative expenses increased by $3.7 million to $11.8 million from $8.1 million in the third quarter of 2021. The primary drivers for such increase were comprised of (i) increased compensation and benefits costs, of which $2.1 million relates to increases in the estimated annual employee bonus accrual based upon the Company’s strong operating and financial performance thus far in 2022, and $0.4 million relates to non-cash stock compensation, (ii) $0.5 million of costs relating to shareholder activism-related matters, and (iii) increased travel and entertainment expenses of $0.4 million reflecting the impact of the lifting of COVID-19 related travel restrictions.

For the nine months ended September 30, 2022, general and administrative expenses increased by $9.7 million to $32.9 million from $23.1 million for the same period in 2021. The primary drivers of the increase were comprised of (i) increased compensation and benefits costs of $5.2 million, of which $2.1 million relates to increases in the estimated annual employee bonus accrual based upon the Company’s strong operating and financial performance thus far in 2022, and $0.9 million relates to non-cash stock compensation, (ii) $2.0 million of costs relating to shareholder activism-related matters, financing and corporate projects that were ultimately not pursued to completion, and increased insurance costs, and (iii) increased travel and entertainment expenses of $0.8 million reflecting the impact of the lifting of COVID-19 related travel restrictions.

INTERNATIONAL SEAWAYS, INC.

Equity in Income of Affiliated Companies:

During the three and nine months ended September 30, 2022, equity in income of affiliated companies decreased by $5.7 million and $16.1 million compared with the corresponding 2021 periods. These decreases were attributable to the sale of the Company’s interest in the FSO joint ventures on June 7, 2022. The Company recorded a loss on such sale of $9.5 million.

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest before items shown below	$16,872	$7,897	$42,766	$16,631
Interest cost on defined benefit pension obligation	109	95	351	287
Impact of interest rate hedge derivatives	(447)	2,821	220	8,239
Capitalized interest	(1,202)	(174)	(2,707)	(232)
Interest expense	$15,332	$10,639	$40,630	$24,925

Interest expense was $15.3 million and $10.6 million for the three months ended September 30, 2022 and 2021, respectively, and $40.6 million and $24.9 million for the nine months ended September 30, 2022 and 2021, respectively. These increases are attributable to higher average outstanding debt balances in the current year periods compared to the 2021 periods principally attributable to the debt that was assumed in connection with the Merger, the Macquarie Credit Facility and the refinancing of then existing debt between November 2021 and May 2022 with resulting higher principal amounts outstanding. In addition, higher average floating interest rates during the second and third quarters of 2022 compared with the corresponding periods of 2021 contributed to such increase. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income/(loss)	$113,427	$(67,878)	$169,462	$(100,026)
Income tax provision	7	35	63	36
Interest expense	15,332	10,639	40,630	24,925
Depreciation and amortization	27,728	25,806	81,984	59,639
Noncontrolling interests	—	(312)	—	(312)
EBITDA	156,494	(31,710)	292,139	(15,738)
Amortization of time charter contracts acquired	159	1,743	842	1,743
Third-party debt modification fees	71	26	1,158	26
Loss on sale of investments in affiliated companies	1	—	9,513	—
Loss/(gain) on disposal of vessels and other property, including impairments	139	(9,104)	(9,339)	(5,088)
Gain on sale of interest in DASM	(135)	—	(135)	—
Write-off of deferred financing costs	349	—	610	—
Merger and integration related costs	—	47,079	—	47,560
Adjusted EBITDA	$157,078	$8,034	$294,788	$28,503

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2022 and December 31, 2021 was positive $288.7 million and negative $10.1 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 90 and 180 days, and receivables. Current liabilities include current installments of long-term debt of $167.0 million and $178.7 million at September 30, 2022 and December 31, 2021, respectively.

The Company’s total cash increased by $76.6 million during the nine months ended September 30, 2022. This increase reflects cash provided by operating activities of $106.2 million, proceeds from the sale of the Company’s 50% ownership interest in the FSO Joint Venture of $140.1, proceeds from disposal of vessels and other assets of $79.5 million, and proceeds from issuance of lease financing,

INTERNATIONAL SEAWAYS, INC.

net of issuance and deferred financing costs, of $88.8 million. Such cash inflows were partially offset by $87.6 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG-powered VLCCs, a net outflow of $106.6 million related to debt extinguishment, scheduled principal amortization for the Company’s secured debt facilities and lease financing arrangements and the refinancing of the $390 Million Credit Facility, $525 Million Credit Facility and $360 Million Credit Facility, and $25.0 million to redeem the aggregate principal outstanding of the 8.5% Senior Notes that were due in June 2023, $20.0 million in expenditures made under the Company’s stock repurchase program, $80.0 million of cash invested in the short-term investments described above and cash dividends of $14.8 million.

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

As of September 30, 2022, we had total liquidity on a consolidated basis of $475.5 million comprised of $175.5 million of cash (including $1.1 million of restricted cash), $80.0 million of short-term investments and $220.0 million of undrawn revolver capacity. Restricted cash of $1.1 million as of September 30, 2022 and December 31, 2021, respectively, represents legally restricted cash relating to the Macquarie Credit Facility, which is collateralized by three LR1 product carriers.

As of September 30, 2022, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,067.5 million and net debt to total capitalization of 37.9%, compared with 46.2% at December 31, 2021.

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

The following is a summary of the significant capital allocation activities the Company executed during the first nine months of 2022 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

During the first quarter of 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The regular quarterly dividend was subsequently doubled to $0.12 per share for the second and third quarters of 2022. Pursuant to such dividend declarations, the Company made dividend payments totaling $14.8 million during the nine months ended September 30, 2022. The Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a special dividend of $1.00 per share of common stock on November 7, 2022. Both dividends will be paid on December 22, 2022 to stockholders of record as of December 8, 2022.

Continuing our post-merger fleet optimization program, in January 2022, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International, which has historically outperformed the market. The Company closed both transactions during the first quarter of 2022, recognizing a gain of $4.5 million on the sale of the 2010-built MR and a net cash outflow of $3.0 million representing the difference in value between the two vessels. The LR1 vessel replaced the MR as collateral under the $525 Million Credit Facility with no further mandatory principal repayment required. During the nine months ended September 30, 2022, the Company also delivered a 2008-built MR, one 2002-built Panamax,

INTERNATIONAL SEAWAYS, INC.

one 2004-built Panamax and four 2006-built Handysize product carriers to buyers. The aggregate net proceeds from the sale of these seven vessels after the prepayment of associated debt was approximately $54.0 million.

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

In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023. During the third quarter of 2022, share repurchases of $20.0 million were executed under such program.

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

As of September 30, 2022, the Company has vessel construction commitments for three dual-fuel LNG-powered VLCCs. The Company also has contractual commitments for the purchase and installation of 19 ballast water treatment systems and the final outstanding installment payments due for the installation of a scrubber on one Suezmax and six ballast water treatment systems that have been installed as of September 30, 2022. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of September 30, 2022, are presented in the Aggregate Contractual Obligations Table below.

Outlook

We executed various liquidity enhancing initiatives during 2021 and 2022 that significantly diversified our financing sources and spread our debt maturities out between 2025 and 2031, putting the Company in a strong position to navigate through any period of weaker rates. Our balance sheet and diverse fleet, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2022 follows:

						Beyond
(Dollars in thousands)	2022	2023	2024	2025	2026	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$37,651	$152,127	$143,438	$134,699	$127,349	$9,945	$605,209
Macquarie Credit Facility - floating rate(2)	1,000	3,680	3,055	12,885	—	—	20,620
ING Credit Facility - floating rate(2)	822	3,182	3,087	2,980	17,459	—	27,530
Ocean Yield Lease Financing - floating rate(2)	13,460	52,138	50,242	48,075	46,047	277,185	487,147
COSCO Lease Financing - floating rate(2)	2,158	8,457	8,072	7,697	7,321	30,819	64,524
BoComm Lease Financing - fixed rate(3)	—	24,255	23,827	23,761	23,761	211,756	307,360
Toshin Lease Financing - fixed rate(3)	558	2,418	2,223	2,160	2,160	11,308	20,827
Hyuga Lease Financing - fixed rate(3)	567	2,268	2,456	2,232	2,232	10,808	20,563
Kaiyo Lease Financing - fixed rate(3)	750	2,063	2,250	2,250	2,410	8,769	18,492
Kaisha Lease Financing - fixed rate(3)	563	2,250	2,250	2,437	2,225	8,929	18,654
Operating lease obligations(4)
Bareboat Charter-ins	1,582	4,532	—	—	—	—	6,114
Time Charter-ins	1,777	3,053	—	—	—	—	4,830
Office and other space	68	229	973	998	1,024	6,908	10,200
Vessel and vessel betterment commitments(5)	8,531	13,314	914	—	—	—	22,759
Total	$69,487	$273,966	$242,787	$240,174	$231,988	$576,427	$1,634,829

INTERNATIONAL SEAWAYS, INC.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.40%, plus the fixed rate stated in the related interest rate swaps of 2.84% for the $475 million notional amount and the effective three-month term SOFR of 3.05% for the remaining outstanding term loan balance.
(2)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of September 30, 2022 of 3.83% for the Macquarie Credit Facility, 3.48% for the COSCO Lease Financing, 2.92% for the ING Credit Facility and 2.80% for the Ocean Yield Lease Financing.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of September 30, 2022 of $52.8 million and $192.0 million, respectively.
(4)	As of September 30, 2022, the Company had charter-in commitments for four vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins, office and other space leases, and the lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Represents the Company’s commitments under contracts for the purchase and installation of ballast water treatment systems on 26 vessels and the installation of a scrubber on one Suezmax, and the Company’s commitment for the construction of three dual-fuel LNG-powered VLCCs not funded by the BoComm Lease Financing.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On July 16, 2021, the Company completed the Merger with Diamond S and in our 2021 Annual Report on Form 10-K, we excluded Diamond S from our internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. The Company has extended its oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of Diamond S and we will incorporate Diamond S into our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2022.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company repurchased and retired 687,740 shares of its common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million. As of September 30, 2022, the maximum number of shares that may still be purchased under the program is 1,138,138 shares, which was determined by dividing the remaining buyback authorization ($40.0 million) by the September 30, 2022 closing price of the Company’s common stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

See Note 12, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for additional information about the stock repurchase plan and a description of shares withheld to cover the cost of stock options exercised

INTERNATIONAL SEAWAYS, INC.

by certain members of management and tax withholding liabilities relating to the vesting of previously-granted equity awards to certain members of management, which is incorporated by reference in this Part II, Item 2.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 8, 2022	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 8, 2022	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer