Form 10-K
period 2022-12-31
International Seaways, Inc.
filed 2023-02-28
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $1,036,610,000, based on the closing price of $21.20 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of February 24, 2023: common stock, no par value, 49,121,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;

i

●	terrorist attacks and international hostilities and instability;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the ongoing COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Rights Agreement adopted by the Company on May 8, 2022 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the impact of the discontinuance of LIBOR on interest rates of our debt that reference LIBOR;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our Environmental, Social and Governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters; and
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward-looking statements. Forward looking statements in this Annual Report on Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

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

Consolidated Net Debt to Book Capital— Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents, short-term investments and non-current restricted cash divided by total equity.

Consolidated Net Debt to Assets Value—Consolidated debt, net of unamortized discounts and deferred finance costs and the sum of consolidated cash and cash equivalents, short-term investments and non-current restricted cash, divided by the fair value of the Company’s owned fleet of vessels.

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

FSO Joint Venture—the two joint ventures between wholly-owned subsidiaries of the Company and Euronav N.V. that each owned one FSO and for which the Company’s subsidiaries sold their entire interests to subsidiaries of Euronav N.V. in June 2022.

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

SOFR—Secured Overnight Financing Rate.

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

v

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2022, we owned or operated an International Flag fleet of 74 vessels (totaling an aggregate of 8.1 million dwt), consisting of VLCC, Suezmax and Aframax crude tankers, as well as LR2, LR1 and MR product carriers. In addition to our operating fleet of 74 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first half of 2023, bringing the total operating and newbuild fleet to 77 vessels. The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

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

2022 IN REVIEW

The year ended December 31, 2022 was our best year since becoming an independent public company in 2016. Shipping revenues and TCE Revenues achieved in 2022 were $864.7 million and $853.7 million, respectively, of which approximately 62% were generated from our Product Carriers segment and 38% from our Crude Tankers segment. Income from vessel operations increased by $554.8 million to $442.7 million in 2022, from a loss of $112.1 million in 2021, primarily driven by higher average daily rates across all of INSW’s fleet sectors and $50.7 million of one-time merger and integration related costs incurred in 2021 related to the Company’s merger with Diamond S. We achieved an Adjusted EBITDA (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition) of $549.1 million in 2022 compared to $40.4 million in 2021.

In addition, we raised $748.1 million (net of issuance and financing costs) from the issuance of debt and sales and leaseback financing transactions, generated $99.2 million in net proceeds from the sale of vessels and other property, and received proceeds from the sale of the Company’s 50% ownership interest in the FSO Joint Venture of $140.1 million. These funds were used in part to refinance and/or pay down outstanding principal on our debt facilities totaling $838.0 million. We made capital investments totaling $160.0 million for vessel and other property purchases, vessel improvements, vessel construction and drydocking. We also returned capital to our shareholders through cash dividends totaling $69.8 million and $20.0 million in repurchases of our common stock.

Our goals for 2022 were to (i) maximize our fleet’s earning potential through safe and reliable operations, opportunistic charter-ins/charter-outs, and sales and purchases of vessels, (ii) continue to build on our track record as a disciplined capital allocator, and (iii) execute transactions that would ultimately unlock the value of our shares to investors.

Accordingly, during 2022 we:

●	Continued our track record of returning capital to our shareholders by
o	Paying dividends totaling $69.8 million, consisting of a supplemental cash dividend of $1.00 per share in December 2022 and our regular quarterly cash dividend of $0.06 per share in March, which we increased to $0.12 per share in June, September and December of 2022.
o	Repurchasing and retiring 687,740 shares of our common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million.

International Seaways, Inc.

●	Continued the construction of three dual-fuel LNG VLCCs, which will be delivered during the first half of 2023, and commence employment on seven-year time charters with an oil major – Shell. These newbuilds represent a significant efficiency improvement over existing 10-year-old VLCCs (40%) and current conventionally fueled new construction VLCCs (20%). LNG as a fuel has 22% lower CO2 emissions than conventional marine fuels.

●	Completed the scrubber installation on one of the 2012-built Suezmaxes acquired in the Merger with Diamond S, which brought the total number of scrubber-installed vessels in our fleet to 12.

●	Maintained our fleet optimization program:

o	Purchased a 2011-built LR1 for effectively $3 million after the sale of a 2010-built MR to the same counterparty.
o	Sold all of the Company’s four remaining 2006-built Handysize vessels, which generated net proceeds of approximately $30 million in aggregate, after debt repayment.
o	Sold for recycling the Company’s two remaining Panamaxes, which had an average age of 19 years, to capitalize on historically high recycle values. Net proceeds from these unencumbered vessels were approximately $14 million. All recycling was conducted in accordance with the Hong Kong Convention.
o	Sold two 2008-built MRs, resulting in net proceeds of approximately $24 million after debt repayment. The timing of these sales also allowed the Company to achieve significant savings, as each of the vessels had an upcoming scheduled third special survey and ballast water treatment installation.

●	Executed a number of liquidity enhancing, deleveraging and financing diversification initiatives, including:

o	Sold the Company’s 50% equity interest in the FSO Joint Venture for net cash proceeds of $140 million.
o	Consolidated three senior secured debt facilities (the “$390 Million Facility”, “$360 Million Facility” and “$525 Million Facility”) into a single new sustainability-linked facility (the “$750 Million Facility”), which includes a $220 million revolving credit facility.
o	Repaid the total $25 million outstanding balance of the 8.5% senior notes due June 2023.
o	Refinanced three MRs through sale and leaseback arrangements with Japanese leasing companies (the “Hyuga Lease Financing”, “Kaiyo Lease Financing” and “Kaisha Lease Financing”), which resulted in net proceeds of approximately $21.7 million, after $25.4 million in repayments on previously existing debt.
o	Repaid the $17.8 million outstanding balance of the Macquarie Credit Facility, which had an interest rate margin of 3.825% and was scheduled to mature in 2025.

●	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Sources of Capital,” for further details on these financing transactions.

OUR STRATEGY

Our primary objectives are to (i) maintain safe and reliable vessel operations that improves energy efficiency and reduces our environmental footprint; (ii) actively manage the size, age and composition of our fleet over the course of market cycles to increase investment returns and available capital; (iii) maximize cash flows through management of vessel employment in the spot market through our participation in a number of commercial pools and selective time charters; (iv) defend and grow the market share and profits of our asset light Crude Tankers Lightering business; (v) execute a capital allocation strategy adaptive of the shipping industry cycles by maintaining a strong balance sheet in order to use cash flow generation for opportunistic fleet investment, further de-levering that reduces cash break evens and/or interest costs and return to shareholders; and (vi) enter into value-creating transactions. The key elements of our strategy are:

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

International Seaways, Inc.

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. As of December 31, 2022, we participated in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Dakota Tankers (“DAKOTA”), Penfield Tankers (“PENFIELD”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), and Norden Tanker Pool (“NTP”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2022, we had one MR, one LR2, one Suezmax, and one VLCC on time charters expiring between March 2023 and August 2024. We also entered into a two-year time charter agreement on one of our 2012-built Suezmaxes in February 2023. In addition, seven-year charters on the three dual-fuel LNG VLCCs currently under construction will commence when the vessels are delivered between the first and second quarter of 2023. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

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

We seek to maintain a strong balance sheet and prudent financial leverage with sufficient liquidity that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2022, we maintained what we believe to be reasonable financial leverage for the current point in the tanker cycle. As of December 31, 2022, we had total liquidity on a consolidated basis of $541.1 million, comprised of $323.7 million of cash and short-term investments and $217.4 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 23.9% and 33.3%, respectively.

Environmental, Social and Governance Initiatives

We are committed to fulfilling our mission of transporting energy safely and efficiently to customers around the world using well-maintained assets operated by dedicated crews in a diligent and environmentally sustainable manner. We recognize that greenhouse gas (“GHG”) emissions, which are largely caused by burning fossil fuels, contribute to the warming of the global climate system. Our industry, which is heavily dependent on the burning of fossil fuels, faces the dual challenge of reducing its carbon footprint by transitioning to the use of low-carbon fuels while extending the economic and social benefits of delivering energy to consumers across the globe. We welcome and support efforts, such as those led by the Task Force on Climate-related Financial Disclosures (“TCFD”), to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities particular to our industry. The Company’s governance, strategy, risk management and performance monitoring efforts in this area are evolving and will continue to do so over time:

Governance – Our 10-member Board of Directors, which includes eight independent members and experts in shipping and compliance, engages in regular discussions relating to environmental matters and the Company’s response to climate change-related risks and opportunities. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board of Directors.

International Seaways, Inc.

Strategy – We are committed to Environmental, Social and Governance practices as a part of our core culture. To achieve our goals, we have taken actions which include:

-	The establishment of a Performance and Sustainability team, and creation of the new role of Sustainability Engineer, who are tasked with both educating the organization as well as putting in place programs and initiatives to expand our decarbonization efforts;
-	The continuing implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption and CO2 and GHG emissions;
-	The inclusion of a sustainability-linked pricing mechanism in the $750 Million Credit Facility. The mechanism has been certified by an independent, leading firm in ESG and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available. In addition to this GHG reduction measure, the pricing mechanism in the $750 Million Credit Facility also includes key performance indicators relating to crew safety and investment by the Company aimed at improving energy efficiency and the reduction of emissions;
-	Participation on the Board of Directors of the International Tanker Owners Pollution Federation, the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 100 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;
-	Participation as a signatory to the Gulf of Guinea Declaration on the Suppression of Piracy, which has been signed by more than 500 organizations across the maritime industry and sets out a series of steps to help decrease and end the threat of piracy in the Gulf of Guinea;
-	Specifically considering overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to consider for disposition, in order to reduce our fleet’s contribution to GHG emissions; and
-	Making a commitment to implement and practice environmentally and socially responsible ship recycling. Acting on that commitment, we oversaw the recycling of two of our Panamaxes at certified facilities. Our efforts on these projects including stopping work until identified unsafe working conditions were rectified and procedures for materials handling were improved.

Additionally, during 2022, we continued the construction of our three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. We expect these tankers to be well suited to adhere to future environmental regulation throughout their life. Their significant environmental benefits, including substantially reducing our carbon footprint, are in keeping with our commitment to ESG-focused corporate citizenship.

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

International Seaways, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2022, our operating fleet consisted of 74 vessels, 58 of which were owned and 16 of which were chartered in (including 12 vessels under bareboat charters pursuant to sale and leaseback arrangements which are deemed to be financing arrangements). Vessels chartered-in include 14 bareboat charters and two time charters. The Company is subject to purchase obligations for 12 of the vessels under sale and leaseback financing arrangements at the end of each bareboat charter. The Company gave notice to exercise the purchase options for the other two bareboat chartered-in vessels and expects to purchase them in March 2023. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

			Total at December 31, 2022
Vessel Fleet and Type	Vessels Owned	Vessels Chartered-in(1)	Number	Total Dwt
Operating Fleet
Crude Tankers
VLCC	4	6	10	3,012,171
Suezmax	13	—	13	2,061,754
Aframax	1	3	4	452,375
Total	18	9	27	5,526,300
Product Carriers
LR2	—	1	1	112,691
LR1	6	2	8	595,134
MR	34	4	38	1,905,176
Total	40	7	47	2,613,001
Total Owned and Operated Fleet	58	16	74	8,139,301
Newbuild Fleet
VLCC	3	—	3	900,000
Total Newbuild Fleet	3	—	3	900,000

Total Operating and Newbuild Fleet	61	16	77	9,039,301
(1)	Includes both bareboat charters and time charters, but excludes vessels chartered in where the duration of the charter was one year or less at commencement of the charter.

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2022, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

International Seaways, Inc.

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, and Aframaxes engaged in the worldwide transportation of crude oil.

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

Product Carriers

Our Product Carriers reportable business segment consists of a fleet of MRs, LR1 product carriers, and an LR2 product carrier engaged in the worldwide transportation of refined petroleum products. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crew to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and more discharging, cleaning and loading operations than crude oil tankers. The Company’s MR product carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades.

In order to take advantage of market conditions and optimize economic performance, we employ our LR1 Product Carriers, which currently participate in the PI pool, in the transportation of crude oil cargoes.

Commercial Management

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 96% of the Company’s aggregate TCE revenues in 2022 compared to 81% in 2021 as a result of higher average daily spot market rates realized across all of INSW’s fleet sectors. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

International Seaways, Inc.

Time Charter Market

Our operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time charters constituted 4% of the Company’s TCE revenues in 2022 and 19% in 2021.

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

The table below summarizes the commercial deployment of our conventional tanker fleet as of December 31, 2022:

	Vessel Class
Commercial Deployment	VLCC	Suezmax	Aframax	LR2	LR1	MR	Total
Tankers International	9	—	—	—	—	—	9
Dakota Tankers	—	—	4	—	—	—	4
Penfield Tankers	—	12	—	—	—	—	12
Panamax International	—	—	—	—	8	—	8
Clean Products Tankers Alliance	—	—	—	—	—	11	11
Norden Tanker Pool	—	—	—	—	—	26	26
Time / Bareboat charter-out	1	1	—	1	—	1	4
Total	10	13	4	1	8	38	74

Technical Management

During 2022, we had agreements with five different third-party managers to outsource the technical management of our conventional tanker fleet. The managers supervise the technical management of our vessels to ensure a consistently high quality and integrity of our operations. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, with the managers acting as agents on our behalf. In an effort to streamline our operations, during 2022, we began the process of paring down the number of

International Seaways, Inc.

outsourced third-party technical managers to only two managers. This transition process is expected to be completed by the second quarter of 2023.

In addition to regular maintenance and repair, crews onboard each vessel and shore-side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

HUMAN CAPITAL RESOURCES

We believe a commitment to and investment in human capital management helps us build competitive advantage and furthers our long-term success. Our highly skilled seafarers and shore-side employees are the foundation of everything that we do and the embodiment of our “do the right thing” culture. We depend on our workforce to provide superior service and to ensure our vessels are operated safely and securely. As of December 31, 2022, we had approximately 1,800 employees comprised of 1,736 seafarers employed on our fleet and 64 shore-side staff. The seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW.

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

Diversity, Equity and Inclusion, Employee Welfare, Growth and Development

The development, attraction and retention of employees at sea and onshore is a critical success factor for the Company for succession planning and sustaining our core values.

Inclusion and Diversity is at the core of all we do and drives us to build and reinforce an inclusive culture. Our commitment to Inclusion and Diversity starts at the top with a diverse Board of Directors and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our current Board of Directors (including three women and one Asian American) and the diversity of our executive leadership (two of the Company’s six executive officers belong to underrepresented minorities and are diverse by ethnic background, non-U.S. place of birth, or gender) is a testament to our ongoing commitment to hiring, developing, and retaining diverse talent.

To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top seafarer and shore-based talent. On average, our seafarers have worked for us for more than 10 years and more than half of our shore-based employees have worked for us for at least 15 years. For our seafarers, ongoing training is integral to conducting safe operations and keeping employees engaged. One key part of our training regimen is our crew conferences. Senior leaders from the Company, our fleet and our third-party managers spend three days with up to 100 seafarers from across our fleet, representing all ranks and nationalities. During the conferences, the seafarers are updated on new policies, regulations, and procedures.  Interactive learning sessions and team building exercises are used to foster communication and shared learnings. Day long training sessions are capped off with a social agenda that celebrates successes during the year and includes the presentation of awards for long time service with the Company. This presents management with both an opportunity to teach and to learn and provides everyone with an excellent networking opportunity.

In March 2020, the World Health Organization (“WHO”) recognized the novel coronavirus (“COVID-19”) as a pandemic. We implemented various measures to protect our seafarers and shore-based personnel and reduce the spread of the virus. Strict quarantine and testing protocols were implemented for personnel on, and visitors to, our vessels. We leveraged our information technology infrastructure and various technology tools to enable our shore-based personnel to work seamlessly from home. Although to a lesser extent than 2021, throughout 2022, we continued to bear the burden of the ongoing COVID-19 pandemic. Quarantine and testing

International Seaways, Inc.

protocols continued to challenge our operations particularly during crew changes. However, with lessons learned from navigating through changing immigration rules, mandatory quarantine requirements and limited air travel during 2020 and 2021, we were able to operate in an even more efficient manner during 2022. By focusing on engagement and identifying actionable insights, we continued to provide support to our much-valued seafarers in the form of vaccination programs, outreach services, counseling, and resilience training. We continue our efforts to lobby for the welfare and rights of all seafarers. In January 2021, INSW signed the Neptune Declaration on Seafarer Wellbeing and Crew Change (“Neptune Declaration”) in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19. Developed by a taskforce of stakeholders from across the maritime value chain, the Neptune Declaration is a commitment signed by more than 300 companies and organizations to work together to ensure that the crew change crisis is resolved as soon as possible. It defines four main actions to facilitate crew changes and keep global supply chains functioning:

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

International Seaways, Inc.

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change (“UNFCCC”) forged a new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stock take, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement. In November 2021, at UNFCCC’s COP26 in Glasgow, new initiatives to incorporate shipping in the climate change framework were proposed. These proposals remain either voluntary among countries or represent efforts towards building consensus for further work within the maritime industry. In particular, at COP26, a coalition of 19 countries including the United Kingdom and the United States signed the Clydebank Declaration to support and facilitate the establishment of at least six green shipping corridors – zero emission maritime routes between two or more ports -- by 2025, with a view toward increasing the number of green corridors over the longer term. The Declaration noted that voluntary participation by operators would be essential.

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

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the European Union (“EU”). The Measure, Report and Verify (“MRV”) Regulation was adopted on April 29, 2015 and created an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period was for the full year 2019. In July 2021, the EU issued draft legislation that from 2023 to 2026 would phase in GHG

International Seaways, Inc.

emissions from shipping into its established Emissions Trading Scheme (“ETS”) and require the purchase of allowances reflecting the emissions. In December 2022, the EU Council and Parliament agreed to include maritime shipping emissions in the EU ETS, with a gradual introduction of obligations for shipping companies to surrender allowances: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. It was also agreed to include non-carbon dioxide emissions (methane and nitrous oxide) in the MRV scheme from 2024 and in the EU ETS from 2026. The Company cannot predict the specific impacts of the EU ETS on the shipping industry as a whole and on the Company at this time.

In the United States, pursuant to U.S. Supreme Court decisions in 2007 and 2014, the U.S. Environmental Protection Agency (“EPA”) has authority to regulate GHG emissions under the U.S. Clean Air Act. Although the EPA has promulgated certain regulations relating to GHG emissions, to date the regulations proposed and enacted by the EPA have not involved ocean-going vessels. However, the current administration has stated that GHG emissions from shipping are a priority and that the United States will be participating more actively in international efforts including the IMO’s.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on December 31, 2022 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “U.S. Environmental and Safety Regulations and Standards - Liability Standards and Limits” below.

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

International Seaways, Inc.

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

Other International Environmental and Safety Regulations and Standards

Under the ISM Code, promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The third-party managers of INSW’s vessels, have safety management systems for the Company’s fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. The ISM Code requires a Document of Compliance (“DoC”) to be obtained for the company responsible for operating the vessel and a Safety Management Certificate (“SMC”) to be obtained for each vessel that such company operates. Once issued, these certificates are valid for a maximum of five years. The company operating the vessel in turn must undergo an annual internal audit and an external verification audit in order to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed twelve months and vessels must undergo an external verification audit twice in a five-year period. The Company’s third-party managers have DoCs for their offices.

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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. On December 9, 2022, USCG issued a final rule, effective March 23, 2023, increasing the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull to the greater of $2,500 per gross ton or approximately $21.5 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, to the greater of $1,300 per gross ton or approximately $1.1 million per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

International Seaways, Inc.

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

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, effective January 1, 2020, California extended the deadline for compliance with stringent interim standards to 2030 and the deadline for final “zero detect” standards to 2040. In the interim, effective January 1, 2022 the California State Lands Commission incorporated the federal ballast water discharge standards and implementation schedule into California law and established operational monitoring and recordkeeping requirements.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s

International Seaways, Inc.

liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.9 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2022, the Company was a member of four P&I Associations. Each of the Company’s vessels is insured by one of these four Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.125 million to $0.250 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.5 million per policy year for certain of its vessels.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its vessels, and the bareboat chartered vessels that are covered under the vessels’ marine hull and machinery insurance. Loss of hire insurance covers up to 60 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident, which is borne by the Company.

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

In 2022 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. For 2023 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters — We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

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

Risks Related to Our Industry

●	The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.
●	The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.
●	Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.
●	Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built vessels, without a commensurate shift in demand for such vessels, may cause spot chart rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.
●	Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.
●	Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.
●	The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.
●	INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.
●	Acts of piracy on ocean-going vessels, terrorist attacks and international hostilities and instability could adversely affect the Company’s business.
●	The war between Russia and Ukraine could adversely affect INSW’s business.
●	Public health threats could adversely affect INSW’s business.
●	The ongoing pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and will likely continue to do so.

Risks Related to Our Company

●	INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.
●	The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.
●	INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.
●	The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain its vessels, which depend on additional financing.
●	The Company depends on third-party service providers for technical and commercial management of its fleet.
●	INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.
●	INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

International Seaways, Inc.

●	Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.
●	INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.
●	The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.
●	Operational costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events related to secondhand vessels and the consolidation of suppliers.
●	The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.
●	The Company may face unexpected drydock costs for its vessels.
●	Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.
●	The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems and those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.
●	INSW’s revenues are subject to seasonal variations.
●	Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.
●	Future discontinuation of LIBOR may adversely affect the interest rate on certain of our debt facilities which reference LIBOR.

Risks Related to Legal and Regulatory Matters

●	Climate change and greenhouse emissions may adversely affect our operating results.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance policies may impose additional costs on us or expose us to additional risks.
●	Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases (“GHGs”), may adversely affect INSW’s business.
●	The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.
●	The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, the U.N., the United Kingdom, or the EU, which could negatively affect the trading price of the Company’s common shares.
●	The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.
●	Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.
●	Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operation and available cash.
●	We may be subject to U.S. federal income tax on U.S. source shipping income, which could reduce our net income and cash flows.
●	U.S. tax authorities could treat us as a “passive foreign investment company”, which could have adverse U.S. federal income tax consequences to U.S. shareholders.

Risks Related to the Common Stock

●	We are incorporated in the Marshall Islands, which may have fewer rights and protections for shareholders than under a typical jurisdiction in the United States.
●	It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	The market price of the Company’s securities may fluctuate significantly.
●	Our Rights Plan may discourage, delay or prevent a change of control of the Company or changes to our management and, therefore, depress the market price of our Common Stock.
●	Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing shareholders’ interests in the Company.

International Seaways, Inc.

●	INSW may not continue to pay cash dividends on its Common Stock.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2022, 2021 and 2020, INSW derived approximately 96%, 81% and 79%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, notes and term loans.”

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

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding

International Seaways, Inc.

order book of all classes of tankers (representing vessels in various stages of planning or construction that will be delivered in the future) equaled 4%, 7% and 8% as of each of December 31, 2022, 2021 and 2020.

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

During 2022, tanker values increased, primarily because of higher TCE rates, greater residual values of tankers because of higher steel prices, and limited shipyard capacity to construct tankers because of orders for other categories of vessels such as bulk carriers and container ships. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded vessel impairment charges totaling $1.7 million during 2022.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and recycling prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented 4% and 7% of the existing world tanker fleet as of each of December 31, 2022 and 2021. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically, may increase the cost of obtaining money from the credit markets. Lenders may also enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt and reduce, and in some cases cease to provide funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. While the Company successfully refinanced in 2022 approximately $575 million of then existing indebtedness, if additional financing is not available when current facilities mature, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

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

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures and to withdraw from certain international trade treaties, including with China. Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region and the risks associated with exporting goods, which may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs. Further, increased tensions may adversely affect oil demand, which would have an adverse effect on shipping rates.

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

The threat of pirate attacks on seagoing vessels remains, particularly off the west coast of Africa and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

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

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters.  In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities.  Political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region and most recently in the Black Sea in connection with the war between Russia and the Ukraine. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least one vessel has been seized by Iran.  Further the war between Russia and the Ukraine has resulted in attacks on commercial vessels in the Black Sea. None of these attacks or seizures have involved the Company’s vessels. To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business to a limited extent, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

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

The pandemic involving the novel coronavirus (COVID-19) has adversely affected the Company’s business, operations and financial results, and may continue to do so.

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

The COVID-19 pandemic, which began in the first quarter of 2020, has resulted in significant deterioration of worldwide, regional or national economic conditions and activity. While other conditions, such as decrease in the global price of oil throughout the first half of 2020 and the increased ton mile demand due to changing trade patterns resulting from the war between Russia and Ukraine, had offsetting effects on our business and financial results, the continuation of the pandemic has adversely affected crude oil production and global demand for crude oil and petroleum products and for tankers that transport such cargo.

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

International Seaways, Inc.

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

As of December 31, 2022, INSW had approximately $1,065.3 million of outstanding indebtedness (including finance lease obligations), net of discounts and deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

INSW’s ability to continue to fund its obligations and to reduce or refinance debt in the future may be affected by among other things, the age of the Company’s fleet and general economic, financial market, competitive, legislative and regulatory factors. An inability to fund the Company’s debt requirements or reduce or refinance debt in the future could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows. Further, for certain lease transactions, including finance leases, the Company’s ability to prepay the lease is restricted so the lease obligations may remain outstanding throughout the lease term even if it is financially advantageous for the Company to prepay the lease.

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

International Seaways, Inc.

The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans, and certain vessel charters.

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

Additionally, the $750 Million Credit Facility contains certain restrictions relating to new borrowings as set forth in the loan agreement. The Company’s debt facilities contain customary representations, warranties, restrictions and covenants including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility. Certain of the Company’s vessel leases also contain similar financial covenants.

While the Company is in compliance with all of its loan covenants, a decrease in vessel values or a failure to meet collateral maintenance requirements could cause the Company to breach certain covenants in its existing credit facilities, term loans and vessel leases, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and lenders could foreclose on the Company’s owned vessels and the owners of certain vessels that the Company charters in could terminate such charters.

A range of economic, competitive,29inanceial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the Company’s debt facilities. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If INSW does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

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

The Company currently outsources to third-party service providers certain management services of its fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements that assign technical management responsibilities to a third-party technical manager for each conventional tanker in the Company’s fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of much of its fleet to certain other third-party service providers, principally commercial pools.

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

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 96% of INSW’s aggregate TCE revenues in the year ended December 31, 2022, 81% in 2021 and 79% in 2020. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2022, INSW employed four of its vessels on time charters, with expiration dates ranging between March 2023 and August 2024. The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2022, nine of the Company’s 10 VLCCs participate in the TI pool; 12 of its 13 Suezmaxes participate in the PENFIELD pool; all of the Company’s four Aframaxes participate in the DAKOTA pool; all eight of its LR1s participate in the PI pool; and 37 of the 38 MRs participate in the CPTA pool or NTP pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the IMO 2020 regulations), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

International Seaways, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2022, the weighted average age of the Company’s total owned and operated fleet was 10.2 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards

International Seaways, Inc.

may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

In addition, the Company’s fleet includes a number of vessels purchased in the secondhand market or otherwise acquired after they have been constructed, such as through the merger. While the Company typically inspects secondhand vessels before it purchases or otherwise acquires them, those inspections do not necessarily provide INSW with the same level of knowledge about those vessels’ condition that INSW would have had if these vessels had been built for and operated exclusively by it. The Company may not discover defects or other problems with such vessels before purchase, which may lead to expensive, unanticipated repairs, and could even result in accidents or other incidents for which the Company could be liable.

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

International Seaways, Inc.

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

The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as data breaches and computer malwares, affecting INSW’s IT systems or those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in the unintended disclosure or misuse of confidential or proprietary information, disruption in regular business operations, damage its reputation, increase its costs, and cause losses.

The Company collects, stores and transmits sensitive and business critical data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third-party vendors. In addition, the Company relies on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The safe storage, accurate processing, timely availability and secure transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, vessel operations, customer service, banking, payroll and messaging systems. The Company’s IT infrastructure, or those of its customers or third-party vendors, suppliers or counterparties, are vulnerable to data breaches, computer malwares, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their information technology systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attempted attacks on its email system to obtain unauthorized access to confidential information.

The Company may be required to spend significant capital and other resources to further protect itself and its systems against threats of security breaches and computer malware, or to alleviate problems caused by security breaches or malwares. Security breaches and malware could also expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW

International Seaways, Inc.

or our customers, damage our brand, and increase our costs. In order to mitigate the financial impact of any losses arising from security breaches or computer malwares, the Company has purchased insurance in an amount of $10 million that covers losses arising from such breaches or malwares, including data recovery, extortion, ransomware and business interruption.

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

Certain of our debt facilities bear interest at a rate which references LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Further, until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings were published on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates could only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings. In light of the discontinuation of the use of LIBOR after December 31, 2021, the Company performed an assessment of the risks associated with the expected transition to an alternative reference rate and has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities and the interest rate derivatives to which it is a party. Through a review of the Company’s debt agreements and interest rate derivative contracts the Company believes there are adequate provisions within such agreements that provide guidance on how the Company and its counterparties under such agreements will address what happens when LIBOR is no longer available.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. The Company’s current

International Seaways, Inc.

view is that SOFR will be the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the 2023 sunset date draws closer. However, because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

Risks Related to Legal and Regulatory Matters

Climate change and greenhouse gas restrictions may adversely affect our operating results.

An increasing concern for, and focus on climate change, has promoted extensive existing and proposed international, national and local regulations intended to reduce greenhouse gas emissions. Compliance with such regulations (including increased assessment, and greater reporting, of the environmental effects of our business) and our efforts to participate in reducing greenhouse gas emissions (“GHGs”) will likely increase our compliance costs, require significant capital expenditures to reduce vessel emissions and require changes to our business.

Our business consists of transporting crude oil and refined petroleum products. Regulatory changes and growing public concern about the environmental impact of climate change may lead to reduced demand for crude oil and refined petroleum products and decreased demand for our services, while increasing or creating greater incentives for use of alternative energy sources. We expect regulatory and consumer efforts aimed at combating climate change to intensify and accelerate. Although we do not expect demand for oil to decline dramatically over the short-term, in the long-term climate change likely will significantly affect demand for oil and for alternatives. Any such change could adversely affect our ability to compete in a changing market and our business, financial condition and results of operations.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and, in recent years, have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Diminished access to capital could hinder our growth. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and their business, financial condition and share price may be adversely affected.

We may face increasing pressures from investors, lenders and other market participants, which are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors remain invested in us and make further investments in us, especially given our business of transporting crude oil and refined petroleum products.  In addition, it is likely we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging ESG requirements.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which INSW’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the emission of greenhouse gases and the risk of oil spills. They also regulate other water pollution issues, including discharge of ballast water and effluents and air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on INSW, including, without limitation, ones related to engine adjustments and ballast water treatment.

International Seaways, Inc.

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

International Seaways, Inc.

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

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the U.N., the U.K. or the EU and countries identified by the U.S. government, the U.N., the U.K. or the EU as state sponsors of terrorism. The U.S., U.N., the U.K. and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran, Venezuela and Russia), even if the vessel does not travel to those countries, or is otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

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

International Seaways, Inc.

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2023 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2023 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of

International Seaways, Inc.

“passive income” or (ii) at least 50% of the average value of assets (determined on a quarterly basis) held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.” For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rental income and royalties other than rental income and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. Although there is no authority under the PFIC rules directly on point, and existing legal authority in other contexts is inconsistent in its treatment of time charter income, we believe that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets. Therefore, we believe that we are not now and have never been a PFIC with respect to any taxable year. There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year. If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

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

International Seaways, Inc.

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

Our limited duration stockholders rights plan dated as of May 8, 2022 (the “Rights Plan”), also known as a “poison pill”, may discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress the market price of the Company’s common stock.

The Rights Plan is intended to enable all Company stockholders to realize the long-term value of their investment in the Company. The Rights Plan reduces the likelihood that any person or group gains control of the Company through open market accumulation, or other tactics potentially disadvantaging the interests of all stockholders, without paying all stockholders an appropriate control premium or providing the Company’s Board of Directors sufficient time to make informed decisions in the best interests of all stockholders. While the Rights Agreement was effective immediately, the Rights become exercisable only if a person or group acquires beneficial ownership, as defined in the Rights Agreement, of 17.5% or more of the Company’s common stock in a transaction not approved by the Company's Board of Directors. In that situation, each holder of a Right (other than the acquiring person or group) will have the right to purchase, upon payment of the then-current exercise price, a number of shares of Company common stock having a market value of twice the exercise price of the Right. In addition, at any time after a person or group acquires 17.5% or more of the Company’s common stock (unless such person or group acquires 50% or more), the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such person or group, which would have become null and void). The Rights Plan is not intended to interfere with any transaction that the Board of Directors determines is in the best interests of stockholders, nor does the Rights Plan prevent the Board of Directors from considering any proposal. The Rights Plan will expire on May 7, 2023, subject to earlier termination by the Company’s Board of Directors if the Board determines that market and other conditions warrant.

Notwithstanding the foregoing advantages provided by the Rights Plan to the interests of all stockholders, the Rights Plan may depress the market price of the Company’s common stock by acting to discourage, delay or prevent a change of control of the Company or changes in the management of the Company that the stockholders of the Company may deem advantageous.

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

International Seaways, Inc.

Directors makes grants of equity awards to the Company’s directors, officers and employees pursuant to any equity incentive or compensation plan, any such grants would also cause dilution.

INSW may not continue to pay cash dividends on its Common Stock.

INSW paid a cash dividend of six cents per share on its Common Stock during the first quarter of 2022 and a cash dividend of twelve cents per share on its Common Stock during each of the second, third and fourth quarters of 2022 and a supplemental cash dividend of $1.00 per share in December 2022, totaling $69.8 million for 2022. Further the Company paid a cash dividend of six cents per share on its Common Stock during each of the four quarters of 2021 and 2020, totaling $9.4 million and $6.8 million, respectively. The Company also paid a special cash dividend of $1.12 per share immediately prior to the Merger in July 2021. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2022, the Company owned or operated an aggregate of 74 vessels, which included 16 chartered-in vessels. See tables presented under Item 1, “Business—Fleet Operations.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2022
First Quarter	$ 18.61	$ 13.74
Second Quarter	$ 24.90	$ 18.72
Third Quarter	$ 36.00	$ 18.22
Fourth Quarter	$ 46.23	$ 33.12

2021
First Quarter	$ 21.58	$ 15.79
Second Quarter	$ 21.09	$ 17.07
Third Quarter	$ 19.86	$ 14.69
Fourth Quarter	$ 19.03	$ 13.86

As of February 23, 2023, there were 61 stockholders of record of the Company’s common stock.

During the first quarter of 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The regular quarterly dividend was subsequently doubled to $0.12 per share for the second, third and fourth quarters of 2022. On November 7, 2022, in addition to declaring the fourth quarterly dividend for the year, the Board of Directors also declared a supplemental dividend of $1 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $69.8 million during the year ended December 31, 2022.

On February 27, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.88 per share of common stock, both payable on March 28, 2023 to shareholders of record at the close of business on March 14, 2023. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

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

International Seaways, Inc.

During the year ended December 31, 2022, the Company repurchased and retired 687,740 shares of its common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million. As of December 31, 2022, the remaining buyback authorization under the Company’s $60.0 million stock repurchase program expiring in December 2023 was $40.0 million. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

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

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between January 1, 2018 and December 31, 2022 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), and the Company, referred to as the peer group index.

International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

VALUE OF $100 INVESTED ON 01/01/2018
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
INSW
S&P 500 Index
Peer Group

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on January 1, 2018 and that all dividends were reinvested.

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

A detailed discussion of the 2021 to 2020 year-over-year changes is not included herein and can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 2, 2022.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2022 and 2021 we derived 62% and 44%, respectively, of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues during these periods.

As described in Note 2, “Merger Transaction,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” on July 16, 2021 pursuant to the Merger Agreement dated as of March 30, 2021, the Company completed a stock-for-stock merger with Diamond S. As of December 31, 2022, we owned or operated an International Flag fleet of 74 vessels aggregating 8.1 million dwt, including 16 vessels that have been chartered-in under leases for durations exceeding one year at inception. In addition to our operating fleet of 74 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first half of 2023, bringing the total operating and newbuild fleet to 77 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

International Seaways, Inc.

Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently participate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 96% and 81% of our total TCE revenues in the spot market for the years ended December 31, 2022 and 2021, respectively, primarily driven by the higher average daily spot market rates earned across all of INSW’s fleet sectors in 2022 compared with 2021.

COVID-19

The COVID-19 pandemic resulted in a significant decline in global demand for oil during 2020; although oil demand has recovered since 2020, new outbreaks may continue to have a negative impact on oil demand in the future. As our business is the transportation of crude oil and refined petroleum products on behalf of our customers, any significant decrease in demand for the cargo we transport could adversely affect demand for our vessels and services.

We continue to monitor the impact of COVID-19 on the Company’s financial condition and operations and on the tanker industry in general. While it is not always possible to distinguish incremental costs or off-hire associated with the impact of COVID-19 on our operations, we estimate that for the three years ended December 31, 2022, incremental operating costs associated with COVID-19 were approximately $2.6 million, $4.3 million, and $1.8 million, respectively.

Given the dynamic nature of the pandemic, including the development of variants of the virus that cause COVID-19 and the levels of effectiveness and delivery of vaccines and other actions to contain or treat the virus, the duration of any future potential business disruption and the related financial impact and effects on us and our suppliers, customers and industry, cannot be reasonably estimated at this time and could materially affect our business, results of operations and financial condition.

Russian-Ukraine Conflict

The ongoing military conflict in Ukraine has had a significant direct and indirect impact on the trade of crude oil and refined petroleum products. This conflict has resulted in the United States, United Kingdom, and the European Union, among other countries, implementing sanctions and executive orders against citizens, entities, and activities connected to Russia. Some of these sanctions and executive orders target the Russian oil sector, including a prohibition on the import of oil from Russia to the United States or the United Kingdom, and the European Union's recent ban on Russian crude oil and petroleum products which took effect in December 2022 and February 2023, respectively.

Russia’s invasion of Ukraine also led to a disruption in supply chains for crude oil and refined petroleum products, changing volumes and trade routes, thus increasing ton-mile demand for the seaborne transportation of refined petroleum products, which resulted in a prolonged spike in freight rates. Self-sanctioning by Western oil majors and many ship owners resulted in lower product flows, primarily diesel, from Russia to Europe, while high arbitrage spreads incentivized Middle Eastern and U.S. diesel flows to Europe, increasing ton-mile demand for vessels.

The U.S., EU nations and other countries could impose wider sanctions and take other actions. Further sanctions imposed or actions taken by the U.S., EU nations or other countries, and retaliatory measures by Russia in response, could lead to increased volatility in global oil demand, which could have a material impact on our business, results of operations and financial condition. In addition, it is possible that third parties with which we do business may be impacted by events in Russia and Ukraine, which could adversely affect us.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2022 at 100.5 million barrels per day (“b/d”), down 0.4% from the same quarter in 2021. The estimate for global oil consumption for 2023 is 101.7 million b/d, an increase of 1.8% over 2022. OECD demand in 2023 is estimated to increase by 0.9% to 46.4 million b/d, while non-OECD demand is estimated to increase by 2.6% to 55.3 million b/d.

Global oil production in the fourth quarter of 2022 was 101.2 million b/d, an increase of 3.3% from the fourth quarter of 2021. OPEC crude oil production averaged 29.1 million b/d in the fourth quarter of 2022, a decrease of 0.3 million b/d from the third quarter of 2022, and an increase of 1.4 million b/d from the fourth quarter of 2021. Non-OPEC production increased by 1.7 million b/d to 66.8

International Seaways, Inc.

million b/d in the fourth quarter of 2022 compared with the fourth quarter of 2021. Oil production in the U.S. in the fourth quarter of 2022 increased by 4.5% to 12.4 million b/d compared to the third quarter of 2022 and by 7.0% from the fourth quarter of 2021.

U.S. refinery throughput decreased by 0.6 million b/d to 16.3 million b/d in the fourth quarter of 2022 compared with the third quarter of 2022. U.S. crude oil imports in the fourth quarter of 2022 increased by 0.3 million b/d to 6.2 million b/d compared with the fourth quarter of 2021, with imports from OPEC countries increasing by 0.1 million b/d and imports from non-OPEC countries increasing by 0.2 million b/d.

China’s average crude oil imports declined to 10.2 million b/d in 2022, a decrease of 0.9% when compared with 2021. However, December 2022 imports of 11.3 million b/d were up 4% year-over-year, the third highest monthly figure for the year.

After a protracted period of inventory draws, global inventories began to stabilize during 2022. Total commercial stocks in the OECD increased by approximately 26 million barrels in the year ending November 2022, the most recent available combined inventory data. Days of forward cover for OECD commercial stocks stood at 59.5 days in November 2022, 3.5 days below the five-year average.

During the fourth quarter of 2022, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 4.4 million dwt as the crude fleet increased by 3.3 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 2.4 million dwt, 0.3 million dwt and 0.6 million dwt, respectively. The product carrier fleet increased by 1.2 million dwt, with MRs growing 1.1 million dwt. Year-over-year, the size of the tanker fleet increased by 22.3 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 11.3 million dwt, 5.2 million dwt, 2.7 million dwt and 3.0 million dwt, respectively. The LR1/Panamax fleet remained flat.

During the fourth quarter of 2022, the tanker orderbook declined by 2.1 million dwt overall compared with the third quarter of 2022. The crude tanker orderbook decreased by 1.6 million dwt, with a decrease in the VLCC orderbook of 2.7 million dwt, and an increase in the Suezmax orderbook of 1.1 million dwt. The product carrier orderbook decreased by 0.5 million dwt, with declines in the LR1 and MR sectors of 0.1 million dwt and 0.4 million dwt, respectively. Year-over-year, the total tanker orderbook decreased by 20.6 million dwt, with all sectors seeing declines.

The fourth quarter of 2022 saw the continued strengthening in rates experienced during the year, as disruptions in trade flows caused by the Russian invasion of Ukraine positively affected tanker earnings. Fourth quarter earnings, in addition to being the strongest of the year, were also significantly over 10-year average rates.

RESULTS FROM VESSEL OPERATIONS

During 2022, income from vessel operations increased by $554.8 million to $442.7 million from a loss of $112.1 million in 2021. Such increase resulted principally from a $597.9 million year-over-year increase in TCE revenues and $50.7 million in merger and integration related costs incurred in 2021 related to the Company’s Merger with Diamond S. Such items were partially offset by increased vessel expenses and depreciation and amortization, which are reflective of the Company’s larger post-Merger fleet.

The increase in TCE revenues in 2022 of $597.9 million, or 234%, to $853.7 million from $255.9 million in 2021 primarily reflects a net aggregate $504.9 million rates-based increase resulting from higher average daily rates earned across all of INSW’s fleet sectors. Significant days-based increases in the Suezmax and MR fleets, which reflects the Merger-driven fleet growth, also contributed a total of $82.1 million to the increase in TCE revenues.

International Seaways, Inc.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2021 and 2022 by our Crude Tankers and Product Carriers fleet. See the “Operations and Oil Tanker Markets” discussion above and segment discussion below for a description of the market factors that impacted the quarterly trend of spot rates during 2022.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
VLCC:
Average rate	$14,326	$12,269	$16,441	$24,427	$64,596
Revenue days	778	801	808	812	799
Suezmax:
Average rate	$13,069	$13,610	$23,684	$34,244	$59,064
Revenue days	1,084	1,060	963	849	1,029
Aframax:
Average rate	$11,537	$13,216	$34,116	$38,287	$62,030
Revenue days	275	307	326	366	284
Panamax:
Average rate	$15,037	$20,551	$—	$—	$—
Revenue days	105	70	—	—	—

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
LR1
Average rate	$17,422	$20,300	$25,910	$40,973	$63,950
Revenue days	614	678	787	830	818
MR
Average rate	$11,311	$14,030	$30,436	$35,986	$39,678
Revenue days	3,040	3,115	3,386	3,411	3,350
Handy
Average rate	$11,300	$12,251	$19,521	$—	$—
Revenue days	316	343	126	—	—

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

International Seaways, Inc.

Crude Tankers

(Dollars in thousands, except daily rate amounts)	2022	2021
TCE revenues	$321,857	$144,286
Vessel expenses	(98,844)	(95,805)
Charter hire expenses	(15,380)	(16,282)
Depreciation and amortization	(62,596)	(57,870)
Adjusted income/(loss) from vessel operations (a)	$145,037	$(25,671)
Average daily TCE rate	$34,724	$15,986
Average number of owned vessels (b)	18.5	24.8
Average number of vessels chartered-in under leases	9.0	2.9
Number of revenue days (c)	9,269	9,026
Number of ship-operating days (d)
Owned vessels	6,770	9,061
Vessels bareboat chartered-in under leases (e)	3,285	1,062
Vessels spot chartered-in under leases (f)	14	—
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, third-party debt modification fees, merger and integration related costs and (gain)/loss on disposal of vessels and other property, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Includes six VLCCs and one Aframax that secure lease financing arrangements.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in one vessel under an operating lease during the year ended December 31, 2022 for one full service lightering job.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2022 and 2021 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $787 and $592 per day in 2022 and 2021, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$29,361	$44,043	$13,604	$45,280
Revenue days	3,220	310	2,948	412
Suezmax (1):
Average rate	$32,579	$28,287	$12,624	$26,953
Revenue days	3,901	365	2,193	168
Aframax:
Average rate	$36,488	$—	$10,803	$25,740
Revenue days	1,283	—	1,087	144
Panamax(2):
Average rate	$19,851	$—	$13,346	$11,007
Revenue days	70	—	437	1,370
(1)	During 2021, certain of the Company’s Suezmaxes were employed on transitional voyages in the spot market outside of their ordinary course operations in Penfield Maritime’s Suezmax Pool. These transitional voyages are excluded from the Table above.
(2)	The 2022 spot earnings primarily relate to the results of a positioning voyage of one of the Company’s 2004-built Panamaxes in the Panamax International Pool during the first quarter of 2022, prior to its sale for recycling in April 2022.

International Seaways, Inc.

During 2022, TCE revenues for the Crude Tankers segment increased by $177.6 million, or 123%, to $321.9 million from $144.3 million in 2021. Such increase principally resulted from (i) an aggregate rates-based increase in the Suezmax, VLCC and Aframax fleets of $162.8 million due to higher average daily blended rates in these sectors, (ii) a $19.3 million days-based increase in the Suezmax fleet which reflected the Company’s acquisition of 13 Suezmaxes as a part of the Merger, two of which have been subsequently disposed of by the Company, (iii) a $10.2 million increase relating to activity growth in the Crude Tankers Lightering business, and (iv) a $2.8 million days-based increase in the VLCC fleet, which primarily reflected 360 fewer off-hire days in 2022. These increases were partially offset by (v) a $19.2 million days-based decrease in the Panamax fleet driven by the sale of four 2002-built Panamaxes and one 2003-built Panamax between August and December 2021 and the Company taking advantage of the strong demand for steel to recycle its two remaining Panamaxes in April 2022.

Vessel expenses increased by $3.0 million to $98.8 million in 2022 from $95.8 million in 2021. Such increase was driven by the Suezmaxes and Aframax acquired in the Merger, offset substantially by the impact of the sales in the Panamax fleet described above. Charter hire expenses decreased by $0.9 million to $15.4 million in 2022 from $16.3 million in 2021. The decrease reflects a $0.5 million reduction in charter hire expense in the Crude Tankers Lightering business as well as the impact of the bareboat charters for two of the Company’s Aframaxes being classified as finance leases subsequent to the Company providing notice in December 2022 that it intends to exercise its purchase options under the bareboat charters. Depreciation and amortization increased by $4.7 million to $62.6 million in 2022 from $57.9 million in 2021. Such increase resulted principally from the net impact of the changes in the Suezmax and Panamax fleets noted above, along with the impacts of drydockings and ballast water treatment system and scrubber installations performed during 2021 and 2022. The scrubber installation on one of the Company’s 2021-built Suezmaxes was completed in September 2022.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $16.7 million for 2022 compared to $6.0 million for 2021. The increase in the current year’s operating income as compared to the prior year’s primarily reflects higher levels of lightering activity in 2022. During 2022, 472 service support only lighterings were performed, as compared to 343 service support only lighterings in the prior year. Additionally, during 2022 one full-service lightering was performed, while no full-service lighterings were performed in 2021.

Product Carriers

(Dollars in thousands, except daily rate amounts)	2022	2021
TCE revenues	$531,853	$111,574
Vessel expenses	(141,830)	(87,251)
Charter hire expenses	(16,752)	(7,653)
Depreciation and amortization	(47,706)	(28,739)
Adjusted income/(loss) from vessel operations	$325,565	$(12,069)
Average daily TCE rate	$30,221	$10,842
Average number of owned vessels	43.7	30.0
Average number of vessels chartered-in under leases	6.9	1.6
Number of revenue days	17,599	10,291
Number of ship-operating days
Owned vessels	15,951	10,938
Vessels bareboat chartered-in under leases (a)	1,467	32
Vessels time chartered-in under leases	1,035	569

(a)	Includes one LR2 and four MRs that secure lease financing arrangements.

International Seaways, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2022 and 2021 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $665 and $624 per day in 2022 and 2021, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2022		2021
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2:
Average rate	$—	$17,613	$—	$17,637
Revenue days	—	362	—	364
LR1 (1):
Average rate	$38,706	$—	$14,768	$—
Revenue days	3,113	—	2,052	—
MR (2):
Average rate	$30,345	$20,927	$10,506	$16,044
Revenue days	13,262	140	6,492	176
Handy:
Average rate	$13,861	$—	$8,790	$—
Revenue days	469	—	635	—
(1)	During 2022 and 2021, each of the Company’s LR1s participated in the Panamax International Pool and transported crude oil cargoes exclusively.
(2)	During 2022 and 2021, certain MRs acquired by the Company through the Merger were employed on transitional voyages prior to delivering to commercial pools. These transitional voyages are excluded from the tables above.

During 2022, TCE revenues for the Product Carriers segment increased by $420.3 million, or 377%, to $531.9 million from $111.6 million in 2021. The growth in TCE revenues was primarily as a result of substantial period-over-period increases in average daily blended rates earned by the MR and LR1 fleet sectors, which accounted for a rates-based increase of approximately $341.4 million. Also contributing to the increased TCE revenues were days-based increases. In conjunction with the Merger, the Company acquired 44 MRs. The Company subsequently sold seven of the MRs during the third quarter of 2021, one during March 2022, one during the second quarter of 2022, and one during the fourth quarter of 2022. The net effect of these transactions was the primary driver of a 6,734-day increase in MR revenue days during the current year, which contributed a $62.8 million days-based increase in TCE revenues. Additionally, there was a $14.9 million days-based increase in the LR1 fleet, which reflected (i) the deliveries of two time chartered-in 2008-built LR1s between August and October 2021, and one time chartered-in 2009-built LR1 in February 2022, and (ii) the purchase of a 2011-built LR1 in February 2022, partially offset by (iii) the redelivery of a 2006-built LR1 to its owners at the expiry of its two year charter in August 2021. The Company also acquired six Handysize vessels in the Merger, and subsequently sold two in the fourth quarter of 2021, and the remaining four during the second quarter of 2022. These Handysizes contributed a total of $1.2 million more TCE revenue during 2022 than in 2021.

Vessel expenses during 2022 increased by $54.6 million to $141.8 million from $87.3 million in 2021. Such increase is primarily the result of an increase of 6,557 operating days in the MR fleet, which was principally driven by the additions to the fleet as a result of the Merger. Charter hire expenses increased by $9.1 million to $16.8 million in 2022 from $7.7 million in 2021 primarily as a result of the time chartered-in LR1s described above. Depreciation and amortization increased by $19.0 million to $47.7 million in the current year from $28.7 million in the prior year. Such increase resulted primarily from the net vessel additions noted above.

General and Administrative Expenses

During 2022, general and administrative expenses increased by $13.2 million to $46.4 million from $33.2 million in 2021. The primary drivers for such increase were principally related to the Merger and were comprised of (i) increased compensation and benefits costs of $6.4 million, of which $3.3 million relates to increases in the annual employee bonus accrual based upon the Company’s strong operating and financial performance in 2022, and $1.7 million relates to non-cash stock compensation, (ii) $4.0 million of costs relating to shareholder activism-related matters, and financing and corporate projects that were ultimately not pursued to completion, (iii) increased travel and entertainment expenses of $0.9 million reflecting the impact of the easing of COVID-19 related travel restrictions (iv) an increase in the non-cash provision for expected credit losses of $0.3 million, and (v) increased

International Seaways, Inc.

insurance costs of $0.3 million, substantially attributable to the non-cash amortization of a prepaid Directors and Officers run-off policy related to the Merger.

Equity in Income of Affiliated Companies

During 2022 equity in income of affiliated companies decreased by $21.1 million to $0.7 million from $21.8 million in 2021. This decrease was attributable to the sale of the Company’s interest in the FSO joint ventures on June 7, 2022. The Company recognized a $9.5 million loss on such sale.

Other Income/(Expense)

Other income was $2.3 million for the year ended December 31, 2022 compared with $5.9 million of other expense for the year ended December 31, 2021. The current period other income includes $3.7 million of interest income from invested cash, resulting from a significant increase in the average balance of invested cash and the rate earned on such investments during 2022 compared to 2021. Such income in 2022 was partially offset by (i) the write-off of unamortized deferred financing costs totaling $1.3 million, in connection with the prepayment and extinguishment of certain of the Company’s debt facilities and (ii) the net effect of currency losses and net actuarial gains associated with the Company’s retirement benefit obligation in the United Kingdom. Similarly, the 2021 expense includes (i) loan breakage fees of $0.3 million related to the prepayment of the Sinosure Credit Facility and a write-off of $1.6 million of unamortized deferred financing costs associated with such loan prepayment in November 2021, which was treated as an extinguishment of debt, (ii) a $4.2 million loss related to the extinguishment of the financing component of the interest rate swap agreement associated with the Sinosure Credit Facility, and (iii) a write-off of $0.5 million of unamortized deferred financing costs associated with the $390 Million Facility Term Loan due to the principal prepayments made in December 2021, upon the sale and leaseback of three vessels that were part of the collateral for this facility. Such charges in 2021 were partially offset by interest income on cash deposits, net actuarial gains and currency gains associated with the retirement benefit obligation in the United Kingdom.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2022	2021
Interest before items shown below	$62,847	$26,954
Interest cost on defined benefit pension obligation	497	81
Impact of interest rate hedge derivatives	(1,259)	10,376
Capitalized interest	(4,364)	(615)
Interest expense	$57,721	$36,796

Interest expense was $57.7 million in 2022, compared with $36.8 million in 2021. Interest expense increased as a result of (i) higher average outstanding debt balances during 2022 compared to 2021, principally attributable to the debt that was assumed in connection with the Merger, and the refinancing of then existing debt between November 2021 and May 2022 with resulting higher principal amounts outstanding and (ii) higher average floating interest rates during 2022 compared with 2021. During 2022, the Company incurred approximately $18.6 million in interest expense related to $750 Million Facility, which was partially offset by the impact of the $525 Million Term Loan Facility and $360 Million Term Loan Facility payoff in May 2022. Additionally, the Company entered into three new sale and leaseback transactions during 2022, which incurred $2.3 million interest expense. See Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

Income Tax Provision

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We qualified for the Section 883 exemption for the tax year ended December 31, 2022. We will qualify for the Section 883 exemption for 2023 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other

International Seaways, Inc.

ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

In 2021, we obtained advice regarding freight taxes in a certain jurisdiction related to the uncertainty surrounding the application of a law given the limited transparency into the actions of the tax authorities in this jurisdiction. During 2022, the Company increased its reserve for uncertain tax liabilities for this jurisdiction by $0.2 million.

See Note 12, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for further details on the income tax provision line.

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

International Seaways, Inc.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2022	2021
Net income/(loss)	$387,891	$(134,660)
Income tax provision	88	1,618
Interest expense	57,721	36,796
Depreciation and amortization	110,388	86,674
Noncontrolling interest	—	(174)
EBITDA	556,088	(9,746)
Amortization of time charter contracts acquired	842	2,428
Third-party debt modification fees	1,158	110
Loss on sale of investments in affiliated companies	9,513	—
Merger and integration related costs	—	50,740
Gain on disposal of vessels and assets, net of impairments	(19,647)	(9,753)
Gain on sale of interest in DASM	(135)	—
Write-off of deferred financing costs	1,266	2,113
Loss on extinguishment of debt	—	4,465
Adjusted EBITDA	$549,085	$40,357

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of December 31, 2022, we had total liquidity on a consolidated basis of $541.1 million comprised of $243.7 million of cash, $80.0 million of short-term investments and $217.4 million of undrawn revolver capacity.

Working capital at December 31, 2022 was $385.2 million compared with a negative $10.0 million at December 31, 2021. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 90 and 180 days, and receivables. Current liabilities include current installments of long-term debt and finance lease liabilities of $204.7 million and $178.7 million at December 31, 2022 and 2021, respectively.

The Company’s total cash increased by $144.8 million during the year ended December 31, 2022. This increase reflects cash provided by operating activities of $287.8 million, proceeds from the sale of the Company’s 50% ownership interest in the FSO Joint Venture of $140.1 million, proceeds from disposal of vessels and other assets of $99.2 million, and proceeds from issuance of lease financing, net of issuance and deferred financing costs, of $108.0 million. Such cash inflows were partially offset by $116.0 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG-powered VLCCs, a net outflow of $196.4 million related to debt extinguishment, scheduled principal amortization for the Company’s secured debt facilities and lease financing arrangements and the refinancing of the $390 Million Credit Facility, $525 Million Credit Facility and $360 Million Credit Facility, $20.0 million in expenditures made under the Company’s stock repurchase program, $80.0 million of cash invested in the short-term investments described above and cash dividends of $69.8 million.

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

As of December 31, 2022, we had total debt and finance lease obligations outstanding (net of original issue discount and deferred financing costs) of $1,065.3 million and a net debt (including finance lease obligations) to total capitalization ratio of 33.3%, which compares with 46.2% at December 31, 2021.

International Seaways, Inc.

Sources, Uses and Management of Capital

During the low end of the tanker cycle in 2021, we maintained a strong balance sheet, which allowed us to take advantage of attractive strategic opportunities. During 2022, we continued to lower our financial leverage to what we believed to be appropriate for the current strong point in the tanker cycle.

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

The following is a summary of the significant capital allocation initiatives we executed during 2022 and the sources of capital we have at our disposal for future use as well as our current commitments for future uses of capital:

During the first quarter of 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The regular quarterly dividend was subsequently doubled to $0.12 per share for the second, third and fourth quarters of 2022. Additionally, during the fourth quarter a supplemental dividend of $1.00 per share was declared. Pursuant to such dividend declarations, the Company made dividend payments totaling $69.8 million during 2022.

In January 2022, continuing our 2021 post-merger fleet optimization program, the Company entered into memoranda of agreements for the sale of a 2010-built MR for a sale price of $16.5 million and the purchase of a 2011-built LR1 for a purchase price of $19.5 million with the same counterparty. The LR1 was delivered into our niche commercial pool, Panamax International, which has historically outperformed the market. The Company closed both transactions during the first quarter of 2022, recognizing a gain of $4.5 million on the sale of the 2010-built MR and a net cash outflow of $3.0 million representing the difference in value between the two vessels. The LR1 vessel replaced the MR as collateral under the $525 Million Credit Facility with no further mandatory principal repayment required. During 2022, the Company also delivered two 2008-built MRs, one 2002-built Panamax, one 2004-built Panamax and four 2006-built Handysize product carriers to buyers. The aggregate net proceeds from the sale of these eight vessels after the prepayment of associated debt was approximately $68.0 million.

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

International Seaways, Inc.

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

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

On November 17, 2022, the Company repaid the $17.8 million outstanding balance of the Macquarie Credit Facility in full and the facility was terminated in accordance with its terms.

See Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data” for further details on these and our other debt facilities.

As of December 31, 2022, the Company has vessel construction commitments for three dual-fuel LNG-powered VLCCs. The Company also has contractual commitments for the purchase and installation of 16 ballast water treatment systems and ten Mewis ducts, and the final outstanding installment payments due for four ballast water treatment systems that had been installed as of December 31, 2022. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of December 31, 2022, are presented in the Aggregate Contractual Obligations Table below.

During the first quarter of 2023, we have continued to execute on our capital allocation strategy, balance sheet enhancement efforts and fleet optimization program through the following actions:

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that are currently bareboat chartered-in. Under the terms of the options, the Company expects to purchase the two vessels in March 2023 for an aggregate purchase price of $43.0 million, representing an over 45% discount to the current market values of for these vessels.

In January 2023 we executed a memorandum of agreement to sell a 2008-built MR for approximately $20.5 million. The vessel will be delivered to its buyers by April 2023. This sale will save the Company the cost of having to conduct a third special survey and

International Seaways, Inc.

installing a ballast water treatment system on the vessel. Also, the sale will result in a principal prepayment of approximately $9.7 million of the $750 Million Facility Term Loan.

The Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.88 per share of common stock on February 27, 2023. Both dividends will be paid on March 28, 2023 to stockholders of record as of March 14, 2023.

Outlook

We executed various liquidity enhancing initiatives during 2021 and 2022 that significantly diversified our financing sources and spread our debt maturities out between 2026 and 2031, putting the Company in a strong position to navigate through any period of weaker rates. Vessel prices remain at the top end of the 10-year average, but we believe the tanker market fundamentals should remain strong for the next few years, though we expect volatility during 2023 due to macroeconomic uncertainty. Our balance sheet and diverse fleet, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and tanker-cycle appropriate returns to shareholders and provides us with flexibility to continue pursuing potential strategic opportunities that may arise within the diverse sectors in which we operate.

International Seaways, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2022 follows:

						Beyond
(Dollars in thousands)	2023	2024	2025	2026	2027	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$152,367	144,015	135,447	126,951	9,861	—	$568,641
ING Credit Facility - floating rate(2)	3,563	3,435	3,291	17,734	—	—	28,023
Ocean Yield Lease Financing - floating rate(2)	57,687	55,313	52,641	50,123	47,602	242,394	505,760
COSCO Lease Financing - floating rate(2)	9,041	8,591	8,152	7,713	7,280	24,073	64,850
BoComm Lease Financing - fixed rate(3)	24,255	23,827	23,762	23,762	23,762	187,994	307,362
Toshin Lease Financing - fixed rate(3)	2,232	2,223	2,160	2,160	2,151	9,157	20,083
Hyuga Lease Financing - fixed rate(3)	2,268	2,456	2,232	2,232	2,232	8,576	19,996
Kaiyo Lease Financing - fixed rate(3)	2,250	2,250	2,250	2,410	2,214	6,555	17,929
Kaisha Lease Financing - fixed rate(3)	2,250	2,250	2,438	2,225	2,214	6,715	18,092
Operating lease obligations(4)
Time Charter-ins	2,150	—	—	—	—	—	2,150
Office and other space	229	973	998	1,024	1,077	5,831	10,132
Finance lease obligations(5)
Bareboat Charter-ins	41,971	—	—	—	—	—	41,971
Vessel and vessel betterment commitments(6)	16,396	1,254	—	—	—	—	17,650
Total	$316,659	$246,587	$233,371	$236,334	$98,393	$491,295	$1,622,639

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.40%, plus the fixed rate stated in the related interest rate swap of 2.84% for the $475 million notional amount and the effective three-month term SOFR of 4.28% for the remaining outstanding term loan balance.
(2)	Amounts shown include contractual interest obligations of floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of December 31, 2022 of 4.74% for the COSCO Lease Financing, 4.63% for the ING Credit Facility and 4.46% for the Ocean Yield Lease Financing.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of December 31, 2022 of $72.1 million and $172.7 million, respectively.
(4)	As of December 31, 2022, the Company had charter-in commitments for two vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins, office and other space leases and the lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Amounts shown include purchase option price obligations and remaining charter-in commitments for two 2009-built Aframaxes that are currently bareboat chartered-in. As a result of the exercise of the options in December 2022, the Company expects to purchase the two vessels in March 2023.
(6)	Represents the Company’s commitments for the purchase and installation of ballast water treatment systems on 16 vessels, installation of mewis duct systems on ten vessels, and the Company’s remaining commitment for the construction of three dual-fuel LNG VLCCs not funded by the BoComm Lease Financing.

In addition to the above long-term contractual commitments, we have certain obligations for our shore-based employees as of December 31, 2022, related to a defined benefit pension plan in the U.K. as follows:

International Seaways, Inc.

						Beyond
(Dollars in thousands)	2023	2024	2025	2026	2027	2027	Total
Defined benefit pension plan contributions(1)	$681	$702	$723	$744	$767	$3,303	$6,920

Total	$681	$702	$723	$744	$767	$3,303	$6,920

(1)	Represents estimated employer contributions under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), pursuant to the Scheme's secondary funding objective. The Scheme is currently fully funded for financial reporting purposes. The Company and the trustees of the Scheme have agreed to target achieving a funding level that would permit the securing of the Scheme’s obligations with an insurance company by 2030. The contributions are subject to change after an actuarial estimate of the Scheme's funding level is produced.

Carrying Value of Vessels

At December 31, 2022, 67 of the Company’s 70 owned and chartered-in vessels were pledged as collateral under certain of the Company’s debt and lease financing facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type. Instances in which the fair market values of the Company’s vessels, which are estimated by a third-party vessel appraisal, are below their carrying values as of December 31, 2022, are indicated in the footnote(s) to the table. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

International Seaways, Inc.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value
Crude Tankers
VLCC	8.8	10	$631,522
Suezmax	8.8	13	407,204
Aframax	7.7	2	57,173
Total Crude Tankers(1)	8.8	25	$1,095,899

Product Carriers
LR2	8.4	1	$52,002
LR1	13.6	6	96,234
MR	13.4	38	432,964
Total Product Carriers	13.2	45	$581,200

Fleet total	10.2	70	$1,677,099
(1)	As of December 31, 2022, the Crude Tankers segment includes a vessel with a carrying value of $70.5 million, which the Company believes exceeds its aggregate market value of approximately $60.4 million by $10.1 million.

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

The Company uses interest rate swaps for the management of interest rate risk exposure associated with changes in variable interest rate payments due on its credit facilities. See Note 9, “Fair Value of Financial Instruments, Derivative and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company various interest rate derivatives.

Currency and exchange rate risk

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, such as some vessel and general and administrative expenses, in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial. If foreign exchange risk becomes material in the future, the Company may seek to reduce its exposure to fluctuations in foreign exchange rates

International Seaways, Inc.

through the use of short-term currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness would be assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive income/(loss).

Fuel price volatility risk

The Company has installed scrubbers on its ten VLCCs and two of its Suezmaxes. During 2022, the average price differential between very low sulfur fuel and high sulfur fuel in Singapore and Fujairah, the most common bunkering locations for VLCCs, was approximately $277 per ton. Assuming a VLCC bunker consumption rate of 50 metric tons per day, this translated to approximately $13,800 per day in lower bunker consumption costs on our VLCCs during 2022. In addition to installing scrubbers on certain of the larger vessels in the Company’s fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

Interest Rate Sensitivity

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2023	2024	2025	2026	2027	2027	Total	Dec. 31, 2022
Liabilities
Debt
Fixed rate debt	$17.0	$20.3	$21.2	$21.7	$22.9	$201.1	$304.1	$120.7
Average interest rate	4.01%	4.58%	4.56%	4.54%	4.51%	5.22%
Variable rate debt (1)	$157.3	$157.3	$157.3	$171.9	$43.9	$217.7	$905.3	$905.3
Average interest rate (1)	7.01%	7.23%	7.61%	8.52%	8.64%	8.63%
(1)	Rates are discussed in the aggregate contractual obligations section above.

As of December 31, 2022, the Company had secured term loans or lease financings, and revolving credit facilities under which borrowings bear interest at a rate based on LIBOR or SOFR, plus the applicable margin, as stated in the respective financing arrangements. The Company has entered into interest rate swaps agreements covering a notional amount of $447.6 million of the $750 Million Facility Term Loan that was outstanding as of December 31, 2022, with major financial institutions participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027.

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

Vessel Lives and Salvage Values

International Seaways, Inc.

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

If the estimated useful lives assigned to the Company’s vessels prove to be shorter than previously estimated because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels.

Company management estimates the steel recycle value of all of its vessels to be $300 per lightweight ton consistent with its commitment to implement and practice environmentally and socially responsible ship recycling. The Company’s assumptions used in the determination of estimated salvage value take into account current steel recycling prices, the historic pattern of annual average steel recycling rates over the five years ended December 31, 2022, which ranged from $270 to $670 per lightweight ton, estimated changes in future market demand for recycled steel and estimated future demand for vessels. Steel recycling prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of vessel recycling activity in 2023 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors as well as the impact of ballast water treatment systems regulatory requirements or proposals, costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age and IMO requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

International Seaways, Inc.

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

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2022, 2021 and 2020

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$243,744	$97,883
Short-term investments	80,000	—
Voyage receivables, net of allowance for credit losses of $261 and $31,
including unbilled of $279,567 and $100,137	289,775	107,096
Other receivables	12,583	5,651
Inventories	531	2,110
Prepaid expenses and other current assets	8,995	11,759
Current portion of derivative asset	6,987	—
Total Current Assets	642,615	224,499
Restricted cash	—	1,050
Vessels and other property, less accumulated depreciation	1,680,010	1,802,850
Vessels construction in progress	123,940	49,291
Deferred drydock expenditures, net	65,611	55,753
Operating lease right-of-use assets	8,471	23,168
Finance lease right-of-use assets	44,391	—
Investments in and advances to affiliated companies	36,414	180,331
Long-term derivative assets	4,662	1,296
Time charter contracts acquired, net	—	842
Other assets	9,220	7,700
Total Assets	$2,615,334	$2,346,780

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$51,069	$44,964
Current portion of operating lease liabilities	1,596	8,393
Current portion of finance lease liabilities	41,870	—
Current installments of long-term debt	162,854	178,715
Current portion of derivative liabilities	—	2,539
Total Current Liabilities	257,389	234,611
Long-term operating lease liabilities	7,740	12,522
Long-term debt, net	860,578	926,270
Long-term portion of derivative liabilities	—	757
Other liabilities	1,875	2,288
Total Liabilities	1,127,582	1,176,448

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,120,648 and 49,612,019
shares issued and outstanding	1,502,235	1,591,446
Accumulated deficit	(21,447)	(409,338)
	1,480,788	1,182,108
Accumulated other comprehensive income/(loss)	6,964	(12,360)
Total equity before noncontrolling interest	1,487,752	1,169,748
Noncontrolling interest	—	584
Total Equity	1,487,752	1,170,332
Total Liabilities and Equity	$2,615,334	$2,346,780

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2022	2021	2020
Shipping Revenues:
Pool revenues, including $210,409, $72,557 and $194,258
from affiliated companies accounted for by the equity method	$774,922	$175,997	$272,980
Time and bareboat charter revenues	33,034	50,094	88,719
Voyage charter revenues	56,709	46,455	59,949
	864,665	272,546	421,648

Operating Expenses:
Voyage expenses	10,955	16,686	19,643
Vessel expenses	240,674	183,057	128,373
Charter hire expenses	32,132	23,934	30,114
Depreciation and amortization	110,388	86,674	74,343
General and administrative	46,351	33,235	28,976
Third-party debt modification fees	1,158	110	232
Merger and integration related costs	—	50,740	—
(Gain)/loss on disposal of vessels and other assets, net of impairments	(19,647)	(9,753)	100,087
Total operating expenses	422,011	384,683	381,768
Income/(loss) from vessel operations	442,654	(112,137)	39,880
Equity in income of affiliated companies	714	21,838	4,119
Operating income/(loss)	443,368	(90,299)	43,999
Other income/(expense)	2,332	(5,947)	(12,817)
Income/(loss) before interest expense and income taxes	445,700	(96,246)	31,182
Interest expense	(57,721)	(36,796)	(36,712)
Income/(loss) before income taxes	387,979	(133,042)	(5,530)
Income tax provision	(88)	(1,618)	(1)
Net income/(loss)	387,891	(134,660)	(5,531)
Less: Net loss attributable to noncontrolling interest	—	(1,168)	—
Net income/(loss) attributable to the Company	$387,891	$(133,492)	$(5,531)

Weighted Average Number of Common Shares Outstanding:
Basic	49,381,459	38,407,007	28,372,375
Diluted	49,844,904	38,407,007	28,372,375

Per Share Amounts:
Basic net income/(loss) per share	$7.85	$(3.48)	$(0.20)
Diluted net income/(loss) per share	$7.77	$(3.48)	$(0.20)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2022	2021	2020
Net income/(loss)	$387,891	$(134,660)	$(5,531)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	21,775	19,235	(12,366)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(335)	54	46
Net change in unrecognized actuarial losses	(2,116)	964	277
Other Comprehensive Income/(Loss), net of tax	19,324	20,253	(12,043)
Comprehensive income/(loss)	407,215	(114,407)	(17,574)
Less: Comprehensive loss attributable to noncontrolling interest	—	(1,168)	—
Comprehensive income/(loss) attributable to the Company	$407,215	$(113,239)	$(17,574)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2022	2021	2020
Cash Flows from Operating Activities:
Net income/(loss)	$387,891	$(134,660)	$(5,531)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	110,388	86,674	74,343
Loss on write-down of vessels and other assets	1,697	3,497	103,022
Amortization of debt discount and other deferred financing costs	5,224	2,313	2,898
Amortization of time charter hire contracts acquired	842	2,428	—
Deferred financing costs write-off	1,266	2,113	13,073
Stock compensation	6,746	10,529	5,631
Earnings of affiliated companies	(10,297)	(21,838)	(4,013)
Merger and integration related costs, noncash	—	31,053	—
Change in fair value of interest rate collar recorded through earnings	—	—	1,271
Other – net	(2,242)	2,969	1,747
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(21,344)	(13,250)	(2,935)
Loss on extinguishment of debt	—	4,465	1,197
Loss on sale of investment in affiliated companies	9,513	—	—
Cash distributions from affiliated companies	3,111	9,835	4,644
Payments for drydocking	(43,327)	(42,416)	(25,642)
Insurance claims proceeds related to vessel operations	5,301	1,846	5,238
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(182,679)	(16,470)	40,483
Increase/(decrease) in deferred revenue	2,609	(1,636)	2,995
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	13,102	(3,644)	(2,281)
Net cash provided by/(used in) by operating activities	287,801	(76,192)	216,140
Cash Flows from Investing Activities:
Cash acquired, net of equity issuance costs related to merger	—	54,047	—
Expenditures for vessels, vessel improvements and vessels under construction	(115,976)	(78,035)	(50,049)
Proceeds from disposal of vessels and other assets	99,157	165,809	73,121
Expenditures for other property	(710)	(979)	(507)
Investments in and advances to affiliated companies, net	1,362	(7,554)	2,347
Proceeds from sale of investment in affiliated companies	138,966	—	—
Repayments of advances from joint venture investees	—	—	7,456
Investments in short-term time deposits	(105,000)	—	—
Proceeds from maturities of short-term time deposits	25,000	—	—
Net cash provided by investing activities	42,799	133,288	32,368
Cash Flows from Financing Activities:
Borrowings on long term debt, net of lenders' fees and deferred financing costs	640,141	83,712	362,989
Repayments of debt	(798,740)	(619,273)	(504,911)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	108,005	447,086	—
Payments on sale and leaseback financing and finance lease	(39,240)	(5,678)	—
Cash payments on derivatives containing other-than-insignificant financing element	—	(15,697)	(2,681)
Cash dividends paid	(69,841)	(40,939)	(6,770)
Repurchases of common stock	(20,017)	(16,660)	(29,997)
Distribution to noncontrolling interest	—	(5,266)	—
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(6,097)	(1,125)	(1,541)
Other – net	—	—	(163)
Net cash used in by financing activities	(185,789)	(173,840)	(183,074)
Net (decrease)/increase in cash, cash equivalents and restricted cash	144,811	(116,744)	65,434
Cash, cash equivalents and restricted cash at beginning of year	98,933	215,677	150,243
Cash, cash equivalents and restricted cash at end of year	$243,744	$98,933	$215,677

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

			Accumulated
			Other
		Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit	Income/(Loss)	Interests	Total
Balance at January 1, 2020	$1,313,178	$(270,315)	$(20,570)	$—	$1,022,293
Net loss	—	(5,531)	—	—	(5,531)
Other comprehensive loss	—	—	(12,043)	—	(12,043)
Dividends declared	(6,770)	—	—	—	(6,770)
Forfeitures of vested restricted stock awards	(1,541)	—	—	—	(1,541)
Compensation relating to restricted stock awards	918	—	—	—	918
Compensation relating to restricted stock units awards	3,639	—	—	—	3,639
Compensation relating to stock option awards	1,074	—	—	—	1,074
Repurchase of common stock	(29,997)	—	—	—	(29,997)
Balance at December 31, 2020	1,280,501	(275,846)	(32,613)	—	972,042
Issuance of common stock related to merger	359,148	—	—	30,478	389,626
Derecognition of noncontrolling interest	—	—	—	(23,460)	(23,460)
Net loss	—	(133,492)	—	(1,168)	(134,660)
Other comprehensive income	—	—	20,253	—	20,253
Dividends declared	(40,947)	—	—	—	(40,947)
Distribution to noncontrolling interest	—	—	—	(5,266)	(5,266)
Forfeitures of vested restricted stock awards	(1,125)	—	—	—	(1,125)
Compensation relating to restricted stock awards	3,868	—	—	—	3,868
Compensation relating to restricted stock units awards	5,416	—	—	—	5,416
Compensation relating to stock option awards	1,245	—	—	—	1,245
Repurchase of common stock	(16,660)	—	—	—	(16,660)
Balance at December 31, 2021	1,591,446	(409,338)	(12,360)	584	1,170,332
Net income	—	387,891	—	—	387,891
Other comprehensive income	—	—	19,324	—	19,324
Dividends declared	(69,843)	—	—	—	(69,843)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(6,097)	—	—	—	(6,097)
Compensation relating to restricted stock awards	1,175	—	—	—	1,175
Compensation relating to restricted stock units awards	4,583	—	—	—	4,583
Compensation relating to stock option awards	988	—	—	—	988
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at December 31, 2022	$1,502,235	$(21,447)	$6,964	$—	$1,487,752

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

As of December 31, 2022, the Company owned or operated a fleet of 74 oceangoing vessels, including 16 vessels that have been chartered-in under leases. In addition to its operating fleet of 74 vessels, three dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company in the first half of 2023, bringing the total operating and newbuild fleet to 77 vessels as of December 31, 2022. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

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

International Seaways, Inc.

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

The three vacancies created by the resignation of Mr. Wallach and the expansion of the Board were filled by the Board with Mr. Craig H. Stevenson, Jr., Mrs. A. Kate Blankenship and Mr. Nadim Qureshi, the three directors designated by Diamond S in accordance with the Merger Agreement. Each of Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi was a director of Diamond S immediately prior to the Effective Time and has served as a member of the Board since the Effective Time. During this period, Mrs. Blankenship served as a member of the Audit Committee of the Board and Mr. Qureshi served on the Human Resources and Compensation Committee of the Board. In connection with joining the Board, Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi entered into customary indemnification agreements with the Company.

On July 14, 2021, in connection with the consummation of the Merger, the Company entered into a letter agreement with Mr. Stevenson (the “Letter Agreement”). The Letter Agreement provided that during the period from July 14, 2021, until the earlier of six months following such date and the date of termination of such engagement, in addition to serving as a director, Mr. Stevenson would provide services to the Company as special advisor to the Chief Executive Officer of the Company. During the advisory period, Mr. Stevenson received a total consulting fee equal to $0.5 million, paid in equal monthly installments.

Following the Merger, the senior management of INSW remained in their roles and have continued to lead the Company.

Accounting for the Merger

Based on the terms of the Merger Agreement, the Merger was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The Merger consisted of acquiring vessels and associated assets and liabilities, which were concentrated in a group of similar identifiable assets, and therefore not considered a business. As a result, the Merger was treated as an asset acquisition, whereby all assets acquired and liabilities assumed were recorded at the cost of the acquisition, including transaction costs, on the basis of their relative fair value.

The following table presents a summary of how the consideration paid by INSW for the net assets acquired was determined:

International Seaways, Inc.

(Dollars in thousands, except per share data)	Amounts
Diamond S outstanding shares	40,566,455
Exchange ratio	0.55375
INSW common stock issued to Diamond S shareholders	22,463,653
Replacement unvested restricted stock awards issued to Diamond S employees	72,994	(a)
Total INSW common stock issued	22,536,647
Closing price per share	$16.00
Total value of INSW common stock and replacement awards issued	$360,586
Replacement awards allocated to post-combination vesting	$(556)	(a)
Consideration transferred	$360,030
Consideration transferred not related to value of net assets acquired	$(31,053)	(b)
Consideration transferred related to value of net assets acquired	$328,977
(a)	Unvested Diamond S restricted stock awards of 131,845 as of the Effective Time were assumed by INSW and replaced with INSW restricted stock awards of 72,994, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Merger. ASC 805, Business Combinations, requires an allocation of the fair-value-based measure of a replacement award to pre-combination service and post-combination service, with the value attributable to pre-combination service included in the consideration transferred and the value attributable to post-combination service recognized as compensation cost by the acquirer. The fair-value-based measure of such replacement award attributable to post-combination service was determined to be $0.6 million.
(b)	ASC 805 requires an evaluation of all consideration transferred by the acquirer to identify the inclusion of any payments that might be related to goods and services that are separate from the combination. Pursuant to the Merger Agreement, Diamond S’ management services agreements with Capital Ship Management Corp (“CSMC”) were terminated and a termination fee of approximately $31.1 million was paid by Diamond S. As INSW was the recipient of the future economic benefits of such restructuring activities, such termination fee was deemed to be a cost incurred by the acquiree on behalf of the acquirer and was considered as part of the consideration transferred that was not related to the fair value of the net assets acquired. As a result, the consideration transferred allocated to the net assets acquired was reduced by the termination fee amount.

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

The $1,260.5 million value of the 64 vessels acquired was comprised of (i) $1,249.1 million in vessel fair values assessed in accordance with ASC 820, Fair Value Measurement, using an average of current valuations obtained from third-party vessel appraisals, (ii) $6.6 million of the initial lube oil inventory on board the vessels on the acquisition date and (iii) $4.8 million in deposits for ballast water treatment system installations. Deferred drydock expenditures were taken into consideration in the vessel appraisals obtained to determine the market values of the vessels acquired and were therefore not identified as a separate asset acquired. In accordance with the requirements of accounting for the Merger as an asset acquisition, the value of the vessels was adjusted down to $943.2 million after the allocation of $328.1 million of the $330.0 million excess of net assets acquired over the consideration transferred and the capitalization of approximately $10.8 million of legal, advisory and other professional fees directly related to the Merger. The $10.8 million is included in expenditures for vessels and vessel improvements in the accompanying consolidated statement of cash flows for the year ended December 31, 2021.

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

International Seaways, Inc.

The fair value of Diamond S’ secured borrowings assumed as part of the Merger was measured using the income approach, which took into account the future cash flows that a market participant would expect to receive from holding the liability as an asset. The carrying amount of the variable rate borrowings under the secured debt facilities at the time of the Merger approximated the fair value estimated based on then current market rates and an appropriate credit spread. The credit spread was estimated as the margin over LIBOR in Diamond S’ then recently entered secured debt facilities, which varied from 2.5% to 3.25%, and represented INSW management’s best estimate of such credit spreads. All unamortized deferred financing costs associated with existing financing arrangements of Diamond S were eliminated as part of the fair value measurement.

In connection with the Merger, the Company acquired 51% of the net assets of two joint venture entities which were determined to be variable interest entities ("VIEs") of which the Company was considered the primary beneficiary. According to ASC 805, a primary beneficiary’s initial consolidation of a VIE whose assets and liabilities do not constitute a business is excluded from the scope of business combination. Accordingly, the Company applied ASC 810, Consolidation, for initial measurement and recognition of the net assets of the two joint ventures upon initial consolidation. The net assets of the VIEs were measured at fair value in accordance with ASC 805.

Merger and integration related costs represent transactions that were separate from the acquisition of assets and assumption of liabilities in the Merger and were comprised of the following:

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

On July 16, 2021, the Company recognized non-cash stock compensation cost of $5.3 million related to the accelerated vesting of 600,816 outstanding Diamond S restricted stock and restricted stock units awards upon change of control and involuntary termination as the involuntary termination trigger was initiated by INSW. In addition, the Company recognized stock compensation of $0.2 million in relation to the accelerated vesting of INSW restricted stock awards that vested on December 31, 2021, due to a post-merger reduction in force.

The Company incurred severance costs for the former executives and certain employees of Diamond S totaling $7.1 million during the year ended December 31, 2021. Approximately $1.0 million in severance costs incurred in relation to the December 31, 2021 post-Merger reduction in force was accrued and included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2021 and paid out during the year ended December 31, 2022.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.    Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash was nil as of December 31, 2022. Restricted cash of $1.1 million as of December 31, 2021 represented legally restricted cash relating to the Company's Macquarie Credit Facility, which was prepaid in November 2022 (See Note 10, “Debt”).

2.    Short-term investments - Short-term investments consist of time deposits with original maturities of between 90 and 364 days.

3.    Concentration of credit risk — The Company is subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. The Company manages its credit risk exposure through assessment of the creditworthiness of its counterparties. Cash equivalents consist primarily of time deposits, and money market funds. The Company places its cash and cash equivalents in what we believe to be credit-worthy financial institutions. The Company’s money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily

International Seaways, Inc.

accrued earnings due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606), which are due within one year. The Company performs ongoing evaluations to determine customer credit and limits the amount of credit extended to customers. The Company maintains allowances for estimated credit losses and these losses have generally been within its expectations.

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

The allowance for credit losses reflects our best estimate of probable losses inherent in the voyage receivables balance and is recognized as an allowance or contra-asset to the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in general and administrative expenses on the consolidated statements of operations. The movement in the allowance for credit losses during the three years ended December 31, 2022 is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2020	$1,245
Provision for expected credit losses	58
Write-offs charged against the allowance	(1,119)
Recoveries of amounts previously written off	(129)
Balance at December 31,2020	55
Reversal of expected credit losses	(21)
Write-offs charged against the allowance	(3)
Balance at December 31,2021	31
Provision for expected credit losses	230
Balance at December 31,2022	$261

During the years ended December 31, 2022, 2021 and 2020, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% and 93% of consolidated voyage receivables at December 31, 2022 and December 31, 2021, respectively.

4.    Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.    Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated steel recycling price of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Interest costs are capitalized to construction in progress during the construction period of a vessel and represent the amount which theoretically could have been avoided had the Company not made installment payments on the vessel under construction. Interest capitalized aggregated $4.3 million and $0.6 million in 2022 and 2021, respectively (See Note 6, “Vessels, Deferred Drydock and

International Seaways, Inc.

Other Property). No interest was capitalized during 2020, since the Company had no vessels under construction during this period.

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

6.    Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third-party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 6, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2022.

7.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $6.9 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing as of December 31, 2022, and $3.7 million relating to the $390 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of December 31, 2021, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $13.4 million and $9.9 million as of December 31, 2022 and 2021, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $4.9 million in 2022, $2.2 million in 2021 and $2.8 million in 2020.

8.    Revenue and expense recognition — The Company’s contract revenues consist of revenues from time charters, bareboat charters, voyage charters and pool revenues. The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. Lightering services provided by the Company's Crude Tanker Lightering Business and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606.

Under ASC 842, lease revenue for fixed lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage, pool earnings) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Initial direct costs are expensed over the lease term on the same basis as lease revenue. The Company has elected the lessor practical expedient to aggregate non-lease components with the associated lease components and to account for the combined components as required by the practical expedient since its primary revenue streams described above meet the conditions required to adopt the practical expedient. Furthermore, the Company has performed a qualitative analysis of each of its primary revenue contract types to determine whether the lease component or the non-lease component is the predominant component of the contract. The Company concluded that the lease component is the predominant component for all of its primary revenue contract types, as the lessee would ascribe more value to the control and use of the underlying vessel rather than to the technical services to operate the vessel which is an add-on service to the lessee.

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

9.    Leases — The Company currently has two major categories of lease contracts under which the Company is a lessee – chartered-in vessels and leased office and other space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office and other space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. Further, the Company has elected as an accounting policy not to apply ASC 842 to its portfolio of short-term leases (i.e., leases

International Seaways, Inc.

with an original term of 12-months or less). Instead, the lease payments are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. (see Note 16, “Leases,” for additional information with respect to the Company’s short-term leases).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheets. The Company has disclosed the finance leases right-of-use assets and current portion of finance lease liabilities separately in the Company’s consolidated balance sheets.

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

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company makes significant judgements and assumptions to estimate its incremental borrowing rate that a lessee would have to pay to borrow on a 100% collateralized basis over a term similar to the lease term and in an amount equal to the lease payments in a similar economic environment. The Company performs the following steps in estimating its incremental borrowing rate: (i) gather observable debt yields of the Company’s recently issued debt facilities; and (ii) make adjustments to the yields of the actual debt facilities to reflect changes in collateral level, terms, the risk-free interest rate, and credit ratings. In addition, the Company performs sensitivity analyses to evaluate the impact of changes in the selected discount rates on the estimated lease liability.

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

During 2021 and 2022, the Company entered into sale and leaseback transactions in which certain of our vessels were sold to third parties and then leased back under bareboat charter-in arrangements. For each arrangement, we evaluated whether, in substance, these transactions were leases or a form of financing. We have concluded that each arrangement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842. Accordingly, such arrangement was recorded at amortized costs using the effective interest method, with the corresponding vessels remaining on the balance sheet at cost, less accumulated depreciation.

10.

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

11.  Fair value measurements — The Company accounts for certain assets and liabilities at fair value under ASC 820, Fair Value Measurement (ASC 820). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivative assets and liabilities primarily include cash and cash equivalents and short-term investments.

Level 2 - Quoted prices for similar assets and liabilities in active markets or model-based valuation techniques for which all significant inputs are observable in the market (where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, etc.). Our Level 2 non-derivative liabilities primarily include the Company’s other outstanding debt facilities. Our Level 2 derivative assets and liabilities primarily include our interest rate swaps.

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

12.  Income taxes —The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

International Seaways, Inc.

13.  Valuation of equity method investments — When events and circumstances warrant, investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in fair value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in equity in income of affiliated companies in the accompanying consolidated statements of operations.

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

16.  Recently issued accounting standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission ("SEC') issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. A contract modification is eligible to apply the optional relief to account for the modifications as a continuation of the existing contracts without additional analysis and consider embedded features to be clearly and closely related to the host contract without reassessment, if all of the following criteria are met: (1) contract references a rate that will be discontinued; (2) modified terms directly replace (or have potential to replace) this reference rate; and (3) changes to any other terms that change (or have potential to change) amount and timing of cash flows must be related to replacement of the reference rate. In addition, this guidance provides relief from certain hedge accounting requirements. Hedge accounting may continue uninterrupted when critical terms change due to reference rate reform. For cash flow hedges, entities can (1) disregard potential discontinuation of a referenced interest rate when assessing whether a hedged forecasted interest payment is probable; (2) continue hedge accounting upon a change in the hedged risk as long as the hedge is still highly effective; (3) assess effectiveness of the hedge relationship in ways that essentially disregards a potential mismatch in the variable rate indices between the hedging instrument and the hedged item; and (4) disregard the requirement that individual hedged transactions must share the same risk exposure for hedges of portfolios of forecasted transactions that reference a rate affected by reference rate reform. Relief provided by this ASU, as amended by ASU 2022-06, Reference Rate Reform (ASC 848) – Deferral of the Sunset Date of Topic 848 – issued in December 2022, is optional and expires December 31, 2024. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (ASC 848) to refine the scope of ASC 848 and to clarify some of its guidance. The Company has determined that its primary exposure to LIBOR is in relation to its floating rate debt facilities. On November 30, 2020, the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. In light of this proposal, in an interagency statement, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency issued guidance, strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Only in limited circumstances will it be appropriate for banks to enter into new contracts referencing USD LIBOR after December 31, 2021. The principal objective, and result, of these actions was that legacy USD LIBOR-based instruments (i.e., those maturing after December 31, 2021) could continue to use USD

International Seaways, Inc.

LIBOR as a reference rate through June 30, 2023, without undermining the regulators’ determination that LIBOR should not be available for any other purpose. On January 25, 2021, the International Swaps and Derivatives Association, Inc. (“ISDA”), published new fallback provisions for derivatives linked to key interbank offered rates (“IBOR”) which will be incorporated into all new derivatives contracts that reference ISDA’s standard interest rate derivatives definitions. Such fallback provisions will also be included in legacy non-cleared derivatives if the counterparties have bilaterally agreed to include them or both have adhered to the IBOR fallback protocol. The Company is actively engaged with its lending banks and the counterparties to its interest rate derivative contracts in advance of the June 30, 2023 sunset date to ensure that our contracts adhere to the ISDA fallback protocol or are actively converted to alternative risk-free reference rates. The Company’s view is that the Secured Overnight Financing Rate (“SOFR”) is the alternative reference rate that the Company’s LIBOR-based agreements will transition to as the sunset date draws closer.

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

There were 64,882, 84,849 and 48,229 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2022, 2021 and 2020, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2022, there were 572,183 shares of restricted stock units and 270,250 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2022	2021	2020
Net income/(loss) allocated to:
Common Stockholders	$387,401	$(133,645)	$(5,544)
Participating securities	490	153	13
	$387,891	$(133,492)	$(5,531)

There were 463,445 dilutive equity awards outstanding during the year ended December 31, 2022. There were no dilutive equity awards outstanding for the years ended December 31, 2021 and 2020. Awards of 86,524, 1,046,088 and 962,205 for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels, which were sold in June 2022, were included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, merger and integration related costs and (gain)/loss on disposal of vessels and other property, including impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2022 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2022
Shipping revenues	$331,699	$532,966	$—	$864,665
Time charter equivalent revenues	321,857	531,853	—	853,710
Depreciation and amortization	62,596	47,706	86	110,388
Loss/(gain) on disposal of vessels and other assets, including impairments	1,091	(20,738)	—	(19,647)
Adjusted income/(loss) from vessel operations	145,037	325,565	(86)	470,516
Equity in income of affiliated companies	714	—	—	714
Investments in and advances to affiliated companies at December 31, 2022	15,721	20,693	—	36,414
Adjusted total assets at December 31, 2022	1,428,846	833,798	—	2,262,644
Expenditures for vessels and vessel improvements	85,567	30,409	—	115,976
Payments for drydocking	25,963	17,364	—	43,327
2021
Shipping revenues	$156,276	$116,270	$—	$272,546
Time charter equivalent revenues	144,286	111,574	—	255,860
Depreciation and amortization	57,870	28,739	65	86,674
Loss/(gain) on disposal of vessels and other assets, including impairments	2,032	(10,602)	(1,183)	(9,753)
Adjusted loss from vessel operations	(25,671)	(12,069)	(65)	(37,805)
Equity in income of affiliated companies	21,838	—	—	21,838
Investments in and advances to affiliated companies at December 31, 2021	157,370	22,961	—	180,331
Adjusted total assets at December 31, 2021	1,453,427	780,818	—	2,234,245
Expenditures for vessels and vessel improvements	62,209	15,826	—	78,035
Payments for drydocking	23,394	19,022	—	42,416
2020
Shipping revenues	$334,765	$86,883	$—	$421,648
Time charter equivalent revenues	318,588	83,417	—	402,005
Depreciation and amortization	57,980	16,269	94	74,343
Loss on disposal of vessels and other property, including impairments	44,330	55,757	—	100,087
Adjusted income/(loss) from vessel operations	144,451	24,818	(94)	169,175
Equity in income of affiliated companies	4,119	—	—	4,119
Investments in and advances to affiliated companies at December 31, 2020	134,439	7,485	—	141,924
Adjusted total assets at December 31, 2020	1,112,342	253,990	—	1,366,332
Expenditures for vessels and vessel improvements	27,858	22,191	—	50,049
Payments for drydocking	20,313	5,329	—	25,642

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2022	2021	2020
Time charter equivalent revenues	$853,710	$255,860	$402,005
Add: Voyage expenses	10,955	16,686	19,643
Shipping revenues	$864,665	$272,546	$421,648

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction

International Seaways, Inc.

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

Reconciliations of adjusted income/(loss) from vessel operations of the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2022	2021	2020
Total adjusted income/(loss) from vessel operations of all segments	$470,516	$(37,805)	$169,175
General and administrative expenses	(46,351)	(33,235)	(28,976)
Third-party debt modification fees	(1,158)	(110)	(232)
Merger and integration related costs	—	(50,740)	—
Gain/(loss) on disposal of vessels and other assets, including impairments	19,647	9,753	(100,087)
Consolidated income/(loss) from vessel operations	442,654	(112,137)	39,880
Equity in income of affiliated companies	714	21,838	4,119
Other income/(expense)	2,332	(5,947)	(12,817)
Interest expense	(57,721)	(36,796)	(36,712)
Income/(loss) before income taxes	$387,979	$(133,042)	$(5,530)

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Adjusted total assets of all segments	$2,262,644	$2,234,245
Corporate unrestricted cash and cash equivalents	243,744	97,883
Restricted cash	—	1,050
Short-term investments	80,000	—
Other unallocated amounts	28,946	13,602
Consolidated total assets	$2,615,334	$2,346,780

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2022 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2022	$1,265,019	$604,114	$428	$1,869,561
Total vessels, deferred drydock and other property at December 31, 2021	1,230,717	$676,990	$187	1,907,894
Total vessels, deferred drydock and other property at December 31, 2020	919,974	224,507	67	1,144,548

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property, excluding vessel held for sale, consist of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Vessels, at cost	$2,004,420	$2,044,514
Accumulated depreciation	(327,321)	(244,622)
Vessels, net	1,677,099	1,799,892
Other property, at cost	7,493	7,672
Accumulated depreciation and amortization	(4,582)	(4,714)
Other property, net	2,911	2,958
Total vessels and other property	1,680,010	1,802,850

Construction in Progress	123,940	49,291

International Seaways, Inc.

The aggregate carrying value of the 67 owned and chartered-in vessels pledged as collateral under the Company’s debt and lease financing facilities (see Note 10, “Debt”) was $1,632.6 million. A breakdown of the carrying value of the Company’s owned and chartered-in vessels by reportable segment and fleet as of December 31, 2022 and 2021 follows:

			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
As of December 31, 2022 (Dollars in thousands)	Cost	Depreciation	Value		(by dwt)	Vessels
Crude Tankers
VLCC	$825,570	$(194,048)	$631,522		8.8	10
Suezmax	449,663	(42,459)	407,204		8.8	13
Aframax	64,492	(7,319)	57,173		7.7	2
Total Crude Tankers	1,339,725	(243,826)	1,095,899	(1)	8.8	25

Product Carriers
LR2	74,830	(22,828)	52,002		8.4	1
LR1	116,784	(20,550)	96,234		13.6	6
MR	473,081	(40,117)	432,964		13.4	38
Total Product Carriers	664,695	(83,495)	581,200		13.2	45

Fleet Total	$2,004,420	$(327,321)	$1,677,099		10.2	70
(1)	Includes one VLCC with a carrying value of $70.5 million, which the Company believes exceeds its market value of approximately $60.4 million by $10.1 million.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2021 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$825,189	$(162,717)	$662,472	7.9	10
Suezmax	437,969	(24,446)	413,523	7.8	13
Aframax	64,202	(4,020)	60,182	6.7	2
Panamax	17,708	(3,500)	14,208	18.8	2
Total Crude Tankers	1,345,068	(194,683)	1,150,385	8.1	27

Product Carriers
LR2	74,758	(20,124)	54,634	7.4	1
LR1	97,070	(14,433)	82,637	12.9	5
MR	496,350	(14,434)	481,916	12.4	41
Handy	31,268	(948)	30,320	15.6	4
Total Product Carriers	699,446	(49,939)	649,507	12.5	51

Fleet Total	$2,044,514	$(244,622)	$1,799,892	9.5	78

Vessel activity for the three years ended December 31, 2022 is summarized as follows:

International Seaways, Inc.

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2020	$1,650,670	(361,088)	$1,289,582
Purchases and vessel additions	48,436	—
Disposals	(70,353)	2,763
Depreciation	—	(61,866)
Impairment	(341,065)	238,043
Balance at December 31, 2020	1,287,688	(182,148)	1,105,540
Purchases and vessel additions	962,609	—
Disposals	(199,793)	6,539
Depreciation	—	(71,506)
Impairment	(5,990)	2,493
Balance at December 31, 2021	2,044,514	(244,622)	1,799,892
Purchases and vessel additions	41,499	—
Disposals	(76,881)	4,033
Depreciation	—	(89,747)
Impairment	(4,712)	3,015
Balance at December 31, 2022	$2,004,420	$(327,321)	$1,677,099

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

The Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2021, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended March 31, 2022, the Company concluded that the contracted sales of one 2004-built Panamax and two 2006-built Handysize product carriers resulted in the recognition of held-for-sale impairment charges aggregating $1.7 million.

The Company also recognized an aggregate loss of approximately $0.7 million during the quarter ended March 31, 2022, related to the cost to terminate the purchase and installation contracts for ballast water treatment systems on three of the Company’s MRs that were sold during 2021.

During the year ended December 31, 2021, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2020 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended June 30, 2021, the Company concluded that the contracted sale of one 2003-built Panamax resulted in a held-for-sale impairment. Held-for-sale impairment charges aggregating $3.5 million were recorded during the second quarter of 2021 including a charge of $3.4 million to write the value of the vessel down to its estimated fair value at June 30, 2021, and a charge of $0.1 million for estimated costs to sell the vessel.

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

On December 6, 2022, the Company gave notice of its intent to exercise its options to purchase two 2009-built Aframaxes that are currently bareboat chartered-in. Under the terms of the options, the Company expects to purchase the two vessels in March 2023 for

International Seaways, Inc.

an aggregate purchase price of $43.0 million. As a result of the purchase option exercise, these two Aframaxes are reflected as finance lease right of use assets on the accompanying consolidated balance sheet as of December 31, 2022. See Note 16, “Leases” for further details.

On March 11, 2021, the Company entered into agreements to construct three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. The VLCCs will be able to burn LNG in their power plant, which will significantly reduce greenhouse gas emissions. Upon delivery to the Company in the first half of 2023, the vessels will be employed on seven-year time charter contracts with an oil major – Shell. The total construction cost for the vessels will be approximately $290.0 million, which will be paid for through a combination of cash on hand and funds drawn from the BoComm Lease Financing (See Note 10, “Debt”). Accumulated expenditures of $123.9 million (including capitalized interest costs of $4.3 million) are included in vessels construction in progress in the accompanying consolidated balance sheet as of December 31, 2022. The remaining commitments on the contracts for the construction of these vessels as of December 31, 2022 was $172.9 million, of which the BoComm Lease Financing is expected to provide additional funding of $172.7 million over the course of the construction and delivery of the three vessels.

See Note 2, “Merger Transaction” for a description of the acquisition of 64 vessels through a stock-for-stock merger.

International Seaways, Inc.

Disposal/Sales of Vessel and Other Property

During 2022, the Company recognized a net aggregate gain of $18.0 million on disposal of two 2008-built MRs, one 2002-built Panamax, one 2004-built Panamax and its remaining four 2006-built Handysize product carriers.

In January 2023, the Company entered into memorandum of agreement for the sale of 2008-built MR, which is expected to be delivered to its buyer by April 2023.

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

Drydocking activity for the three years ended December 31, 2022 is summarized as follows:

(Dollars in thousands)	2022	2021	2020
Balance at January 1	$55,753	$36,334	$23,125
Additions	35,988	40,823	27,835
Sub-total	91,741	77,157	50,960
Drydock amortization	(19,809)	(14,566)	(11,780)
Amount charged to gain or loss on disposal of vessels	(6,321)	(6,838)	(2,846)
Balance at December 31	$65,611	$55,753	$36,334

The total additions above will differ from payments for drydocking as shown in the consolidated statements of cash flows because of the timing of when payments were made.

NOTE 7 — EQUITY METHOD INVESTMENTS:

Investments in and advances to affiliated companies as of December 31, 2022 primarily consists of working capital deposits that the Company maintains with the commercial pools in which it participates. At December 31, 2021, this balance also included the Company’s 50% interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operated two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”).

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

International Seaways, Inc.

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

From time to time, INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, INSW has the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all of it pooling and joint venture arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that all of the pools and all of the joint ventures met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

INSW reviewed the legal documents that govern the creation and management of the VIEs and also analyzed its involvement to determine if INSW was a primary beneficiary in any of these VIEs. A VIE for which INSW is determined to be the primary beneficiary is required to be consolidated in its financial statements.

Consolidated VIEs

In connection with the Merger, the Company acquired 51% of the net assets of two joint ventures - Diamond Anglo Ship Management Pte. Ltd. (“DASM”) and NT Suez Holdco LLC (“NT Suez”).

Diamond Anglo Ship Management Pte. Ltd. — DASM was formed in January 2018 by Diamond S and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third-party, to provide ship management services to some of Diamond S’ vessels.

On July 1, 2022, the Company and AE Holding terminated their joint venture agreement, which resulted in the Company selling its 51% interest in DASM to AE Holdings. The Company received $0.8 million in cash for the sale of its interest, after certain deductions, and recognized a $0.1 million gain on the sale of the joint venture, which is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Prior to July 1, 2022, DASM was owned 51% by the Company and 49% by AE Holdings. AE Holdings did not participate in the income or equity of DASM, and the Company was considered to be the primary beneficiary of DASM as the Company had the ability to direct the activities that most significantly impacted DASM’s economic performance. The results of operations of DASM were included in the accompanying consolidated statements of operations through June 30, 2022 and the balance sheet of DASM was included in the accompanying consolidated balance sheet as of December 31, 2021.

NT Suez Holdco LLC — The NT Suez joint venture was formed in September 2014 to purchase two Suezmax newbuildings. The two vessels were delivered in October and November 2016. NT Suez was owned 51% by the Company and 49% by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). The results attributable to the 49% interest in NT Suez held by WLR/TRF were included in net loss attributable to noncontrolling interest in the accompanying consolidated statements of operations for the year ended December 31, 2021.

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

International Seaways, Inc.

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

International Seaways, Inc.

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the unconsolidated VIEs as of December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Investments in and advances to Affiliated Companies	$35,593	$178,933

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2022:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$—	$35,593

In addition, as of December 31, 2022, the Company had approximately $274.5 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2022.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021	Fair Value Level
Cash and cash equivalents (1)	$243,744	$98,933	Level 1
Short-term investments(2)	80,000	n/a	Level 1
$750 Million Facility Term Loan(3)	(493,565)	n/a	Level 2
$390 Million Facility Term Loan(3)	n/a	(191,050)	Level 2
$525 Million Facility Term Loan(3)	n/a	(216,289)	Level 2
$525 Million Facility Revolving Loan(3)	n/a	(44,193)	Level 2
$360 Million Facility Term Loan(3)	n/a	(105,325)	Level 2
$360 Million Facility Revolving Loan(3)	n/a	(38,889)	Level 2
Macquarie Credit Facility(3)	n/a	(19,475)	Level 2
ING Credit Facility(3)	(22,917)	(25,000)	Level 2
Ocean Yield Lease Financing(3)	(341,106)	(370,305)	Level 2
BoComm Lease Financing(4)	(63,598)	(9,608)	Level 2
Toshin Lease Financing(4)	(14,744)	(16,995)	Level 2
Hyuga Lease Financing(4)	(14,853)	n/a	Level 2
COSCO Lease Financing(3)	(47,732)	(52,746)	Level 2
Kaiyo Lease Financing(4)	(13,797)	n/a	Level 2
Kaisha Lease Financing(4)	(13,704)	n/a	Level 2
8.5% Senior Notes	n/a	(25,940)	Level 1
(1)	Includes non-current restricted cash of $1.1 million at December 31, 2021.
(2)	Short-term investments consist of time deposits with original maturities of between 90 and 180 days.
(3)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(4)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

International Seaways, Inc.

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR or SOFR interest rate payments due on its credit facilities. The Company was a party to an interest rate cap agreement (“Interest Rate Cap”) with a major financial institution covering a notional amount of $350 million to limit the floating interest rate exposure associated with the 2017 Term Loan Facility. The Interest Rate Cap had a cap rate of 2.605% through the termination date of December 31, 2020. In July 2019, the Company in a cashless transaction replaced the existing Interest Rate Cap with an interest rate collar agreement (“Interest Rate Collar”), which was composed of an interest rate cap and an interest rate floor. The Interest Rate Collar agreement was designated and qualified as a cash flow hedge and contained no leverage features. The Interest Rate Collar, which continued to cover a notional amount of $350 million, was effective July 31, 2019 and provided for the following rates based on one-month LIBOR:

●	Balance of 2019 through December 31, 2020: cap rate of 1.98%, floor rate of 1.98%; and
●	December 31, 2020 through December 31, 2022: cap rate of 2.26%, floor rate of 1.25%.

In connection with its entry into the $390 Million Facility Term Loan (see Note 10, “Debt”) on January 28, 2020, the Company, in a cashless transaction, converted the $350 million notional Interest Rate Collar into an amortizing $250 million notional pay-fixed, receive-three-month LIBOR interest rate swap subject to a 0% floor. The term of the new hedging arrangement was extended to coincide with the maturity of the $390 Million Facility Term Loan of January 23, 2025 at a fixed rate of 1.97%.  The interest rate swap agreement had been re-designated and qualified as a cash flow hedge and contained no leverage features. Changes in the fair value of the Interest Rate Collar prior to the re-designation on January 28, 2020 recorded through earnings during the first quarter of 2020 totaled a loss of $1.3 million.

On April 16, 2020, the Company entered into an interest rate swap agreement with a major financial institution covering a notional amount of $25 million of the $390 Million Facility Term Loan that effectively converted the Company’s interest rate exposure from a three-month LIBOR floating rate to a fixed rate of 0.50% through the maturity date of January 23, 2025, effective June 30, 2020. The interest rate swap agreement, which contained no leverage features, was designated and qualified as a cash flow hedge.

The Company was also party to a floating-to-fixed interest rate swap agreement with a major financial institution covering the balance outstanding under the Sinosure Credit Facility that effectively converted the Company’s interest rate exposure from a floating rate based on three-month LIBOR to a fixed rate of 2.99% through the termination date of March 21, 2022. The interest rate swap agreement was designated and qualified as a cash flow hedge and contained no leverage features. In May 2019, the Company extended the maturity date of the interest rate swap from March 21, 2022 to March 21, 2025 and reduced the fixed three-month rate from 2.99% to 2.76%, effective March 21, 2019. In July 2020, the Company extended the maturity date of the interest rate swap from March 21, 2025 to December 21, 2027 and reduced the fixed three-month LIBOR rate from 2.76% to 2.35%, effective June 21, 2020. The new interest rate swap agreement did not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and was deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative was bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component was recorded in current and noncurrent other liabilities on the consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statement of cash flows. In November 2021, the Company refinanced the Sinosure Credit Facility (see Note 10, “Debt”) and terminated the hybrid instrument with a cash payment of $11.7 million. Upon termination, a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument was recognized in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2021 and a $4.1 million loss associated with the embedded derivative component of the hybrid instrument remained in accumulated other comprehensive income/(loss) to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $2.2 million and $0.4 million of such losses were released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively and an additional $2.0 million is expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

In connection with the Merger, the Company assumed the interest rate swap agreements associated with the $525 Million Facility Term Loan (see Note 10, “Debt”). The interest rate swap agreements covered a notional amount of $155.1 million of the $216.3 million outstanding balance of the $525 Million Facility Term Loan, that effectively converted the Company’s interest rate exposure from a three-month LIBOR floating rate to an average fixed rate of 0.54% through the maturity date of December 23, 2024. The interest rate swap agreement had been designated and qualified as a cash flow hedge and contained no leverage features.

International Seaways, Inc.

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. Upon termination, a $9.7 million gain associated with the swaps remained in accumulated other comprehensive income to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $3.0 million of this gain was amortized out of accumulated other comprehensive income into earnings during the second half of 2022, with an additional $4.1 million of the gain expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

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

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2022 and 2021:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Other receivables
December 31, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,987	$4,662	$—	$—	$547
Total	$6,987	$4,662	$—	$—	$547

December 31,2021:
Derivatives designated as hedging instruments:
Interest rate swaps $		$1,296	$(2,539)	$(757)	$—
Total	$—	$1,296	$(2,539)	$(757)	$—

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three years ended December 31, 2022 follows:

(Dollars in thousands)	2022	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$22,905	$9,404	$(20,123)

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	(1,508)	(1,380)
Total other comprehensive income/(loss)	$22,905	$7,896	$(21,503)

International Seaways, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2022 is shown below:

(Dollars in thousands)	2022	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,044)	$4,752	$4,571

Discontinued hedging instruments:
Interest rate collar	—	—	1,352
Interest rate swap	(216)	379	—

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	5,245	3,376
Total interest (income)/expense	$(1,260)	$10,376	$9,299

See Note 14, “Accumulated Other Comprehensive Income/(Loss),” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	December 31, 2022	December 31, 2021	Fair Value Level
Derivative Assets (interest rate swaps)	$12,196	$1,296	Level 2(1)
Derivative Liabilities (interest rate swaps)	—	(3,296)	Level 2(1)
(1)	Fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which impairment charges were recognized during the year ended December 31, 2022:

			Impairment
(Dollars in thousands)	Fair Value	Level 2	Charges
Crude Tankers - Vessels held for sale (1)(2)	$7,561	$7,561	$(1,019)
Product Carriers - Vessels held for sale (1)(2)	$9,850	$9,850	$(207)
Product Carriers - Vessels held for use (1)(2)	$9,575	$9,575	$(471)

(1)	A pre-tax held for sale impairment charge of $1.0 million related to one Panamax in the Crude Tankers segment was recorded during the first quarter of 2022, including a charge of $0.9 million to write the value of the vessel down to its estimated fair value, and estimated costs to sell the vessel of $0.1 million. A pre-tax held for sale impairment charge of $0.2 million related to one MR in the Product Carriers segment was recorded during the first quarter of 2022, consisting of $0.2 million costs to sell the vessel. A pre-tax held for use impairment charge of $0.5 million related to one Handysize product carrier was recorded during the first quarter of 2022 to write the value of the vessel down to its estimated fair value.
(2)	Fair value measurement of $27.0 million at March 31, 2022 used to determine the impairments for the vessels was based upon a market approach, which considered the sale prices of the vessels based on the executed memoranda of agreements as discussed in Note 6, "Vessels." The sales prices are considered to be Level 2 because sales of vessels occur somewhat infrequently.

International Seaways, Inc.

NOTE 10 —DEBT:

During 2022 and 2021, the Company entered into a number of sale and leaseback transactions. The Company’s obligations under these transactions are secured by, among other things, assignments of earnings and insurances and stock pledges and account charges in respect of the subject vessels. The arrangements also contain customary events of default, including cross-default provisions as well as subjective acceleration clauses under which the lessor could cancel the lease in the event of a material adverse change in the Company’s business. For each arrangement, the Company evaluated whether, in substance, these transactions are leases or merely a form of financing. As a result of this evaluation, we concluded that each agreement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842 and ASC 606 due to the fixed price seller repurchase options and/or mandatory seller repurchase obligations terms included in the arrangements.  Accordingly, the cash received in the transactions has been accounted for as a liability, and such arrangements have been recorded at amortized cost using the effective interest method, with the corresponding vessels remaining on the consolidated balance sheet at cost, less accumulated depreciation.

The balances in the following table reflect the amounts due under the Company’s unsecured debt facilities, secured debt facilities and secured lease financing arrangements, net of any unamortized deferred financing fees or discounts/premiums:

(Dollars in thousands)	December 31, 2022	December 31, 2021
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $6,400	$487,164	$—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $416 and $546	22,501	24,454
Macquarie Credit Facility, due 2025, net of unamortized deferred finance costs of $755	—	18,720
$390 Million Facility Term Loan, due 2025, net of unamortized deferred finance costs of $2,357	—	188,693
$525 Million Facility Term Loan, due 2024	—	216,289
$525 Million Facility Revolving Loan, due 2024	—	44,193
$360 Million Facility Term Loan, due 2024	—	105,325
$360 Million Facility Revolving Loan, due 2024	—	38,889
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,198 and $3,799	337,908	366,506
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $917 and $114	71,140	9,494
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $370 and $428	15,215	16,567
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,187 and $1,353	46,544	51,393
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $323	15,093	—
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $285	13,884	—
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $298	13,983	—
8.5% Senior Notes, due 2023, net of unamortized deferred finance costs of $538	—	24,462
	1,023,432	1,104,985
Less current portion	(162,854)	(178,715)
Long-term portion	$860,578	$926,270

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

International Seaways, Inc.

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

The $750 Million Credit Facility consists of (i) a five-year senior secured term loan facility in an aggregate principal amount of $530 million (the “$750 Million Facility Term Loan”) and (ii) a five-year revolving credit facility in an aggregate principal amount of $220 million (the “$750 Million Facility Revolving Loan”). The $750 Million Facility Term Loan contains an uncommitted accordion feature whereby, for a period of up to 24 months following the closing date, the amount of the loan thereunder may be increased up to an additional incremental $250 million (in increments of at least $10 million) for the acquisition of Additional Vessels, subject to certain conditions.

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. The loan proceeds, together with available cash, were used to repay (i) the $163 million outstanding principal balance under the $390 Million Credit Facility; (ii) the $284 million outstanding principal balance under the $525 Million Credit Facility; and (iii) the $127.8 million outstanding principal balance under the $360 Million Credit Facility; and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

The $70 million drawn under the $750 Million Facility Revolving Loan was repaid on June 15, 2022, using a portion of the proceeds from the sale of the FSO Joint Venture (see Note 7, “Equity Method Investments”).

The $750 Million Credit Facility was secured by (i) a first lien on 55 of the Company’s vessels at the time of the closing of the facility, along with their earnings and insurances, and (ii) liens on certain additional assets of ISOC.

The $750 Million Facility Term Loan amortizes in 19 quarterly installments of approximately $30.6 million (other than the final payment of $9.8 million) commencing November 20, 2022. The maturity date of the $750 Million Credit Facility is May 20, 2027, and is subject to acceleration upon the occurrence of certain events (as described in the credit agreement).

The sale and delivery of a 2008-built MR, which was pledged under the $750 Million Credit Facility, on November 30, 2022, resulted in a mandatory principal prepayment of $5.8 million, reduced the number of vessels collateralizing the $750 Million Credit Facility to 54 vessels, reduced the availability under the $750 Million Facility Revolving Loan to $217.4 million, and also resulted in a $0.4 million reduction in the scheduled future quarterly principal amortization.

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

International Seaways, Inc.

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

Macquarie Credit Facility

On September 30, 2021, the Company, Seaways Shipping II Corporation, a wholly owned subsidiary of the Company, and Seaways Shipping II Corporation’s three vessel owning subsidiaries, the borrowers, executed a credit agreement for a $20.0 million term loan facility with Macquarie Bank Limited, London Branch, as lender, facility agent and security agent (the “Macquarie Credit Facility”). The Macquarie Credit Facility was comprised of three loans, each secured by a first lien on one of three LR1s owned by the Company, along with their respective earnings, insurances and certain other assets, as well as certain additional assets of the Company’s subsidiaries. The facility bore interest at LIBOR plus a margin of 3.825%. The loan amortized in quarterly installments varying in amount between $0.5 million to $0.9 million commencing December 31, 2021, and was scheduled to mature on March 31, 2025, with a balloon payment of approximately $11.7 million due at maturity. The full $20.0 million was drawn down on September 30, 2021 and the Company incurred issuance and other debt financing costs of $0.8 million on this transaction.

On November 17, 2022, the Company repaid in full the outstanding balance of $17.8 million and terminated the Macquarie Credit Facility.

Debt Agreements Assumed in the Merger

As described above in Note 2, “Merger Transaction,” in connection with the Merger, lenders under Diamond S’ then existing credit facilities agreed, among other things, to consent to the Merger and waive any event of default that would arise as a result of the Merger. At the Effective Time, as a result of the consummation of the Merger, and following the payment by Diamond S of fees required to be paid to the lenders, the Amendment and Restatement Agreements and INSW’s Guarantees of Diamond S’ obligations under these agreements became effective.

The Amended and Restated $525 Million Credit Agreement consisted of a five-year term loan of $375 million (the “$525 Million Facility Term Loan”) and a revolving loan of $150 million (the “$525 Million Facility Revolving Loan”) that was collateralized by 36 vessels at the Effective Time, with reductions based on a 17-year age-adjusted amortization schedule, payable on a quarterly basis with a maturity date of December 23, 2024. The term loan and revolving loan bore interest at LIBOR plus a margin of 2.50%, and the interest was paid quarterly. Commitment fees on undrawn amounts related to the $525 Million Facility Revolving Loan were 0.875%. The outstanding principal amount under the $525 Million Facility Term Loan and the $525 Million Facility Revolving Loan assumed by the Company at the Effective Time was $262.5 million and $150.0 million, respectively.

The Amended and Restated $360 Million Credit Agreement consisted of a term loan of $300 million (the “$360 Million Facility Term Loan”) and a revolving loan with an original availability of $60 million (the “$360 Million Facility Revolving Loan”), which as of the Effective Time had been reduced to an availability of $53 million as a result of pre-Merger vessel sales by Diamond S. The Amended and Restated $360 Million Credit Agreement was collateralized by 26 vessels at the Effective Time, with reductions based on a 17-

International Seaways, Inc.

year age-adjusted amortization schedule, payable on a quarterly basis with a maturity date of March 27, 2024. The term loan and revolving loan bore interest at LIBOR plus a margin of 2.65%, and interest was paid quarterly. Commitment fees on undrawn amounts related to the $360 Million Facility Revolving Loan were 1.06%. The outstanding principal amount under the $360 Million Facility Term Loan and the $360 Million Facility Revolving Loan assumed by the Company at the Effective Time was $167.9 million and $53.0 million, respectively.

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

On November 12, 2021, the Company and WLR/TRF completed the dissolution of the NT Suez joint venture and repaid all outstanding amounts under the $66 Million Credit Facility.

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

The lease financing arrangements with Ocean Yield were amended effective on February 21, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate.

BoComm Lease Financing Relating to Dual-Fuel LNG VLCC Newbuilds

On November 15, 2021, the Company and three of its vessel-owning indirect subsidiaries entered into a series of sale and leaseback arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) in connection with the construction of three dual-fuel LNG VLCC newbuilds (the “BoComm Lease Financing”). The three newbuilds are currently scheduled for delivery in the first half of 2023. BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. The BoComm Lease Financing is expected to provide funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. The outstanding principal amount and undrawn amount under the BoComm Lease Financing as of December 31, 2022 was $72.1 million and $172.7 million, respectively. As of December 31, 2022, the Company has incurred issuance and other debt financing costs of $5.4 million on this transaction. The predelivery interest rate is 3.5% and there is a commitment fee of 1% on the undrawn funding, both payable immediately prior to the delivery of each of the three vessels. The related fixed rate bareboat charter-in lease agreements for the three VLCC tankers run for a period of seven years beginning on the date on which the vessels are delivered from the yard where they are being constructed, and include purchase options and other customary terms and conditions for sale and leaseback transactions.

Toshin Lease Financing

On December 7, 2021, the Company entered into lease financing arrangement with Toshin Co., Ltd (“Toshin”) for the sale and leaseback of a 2012-built MR, which was a $390 Million Facility Collateral Vessel, for a net sale price of $17.1 million (the “Toshin Lease Financing”). The transaction generated $6.9 million net proceeds, after prepaying $10.2 million of the

International Seaways, Inc.

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

International Seaways, Inc.

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

The $390 Million Facility Term Loan, which was scheduled to mature on January 23, 2025, with a balloon payment of approximately $120 million due at maturity, amortized in 19 quarterly installments of approximately $9.5 million commencing June 30, 2020. The $390 Million Facility Revolving Loan was also scheduled to mature on January 23, 2025. The $390 Million Facility Transition Term Loan was scheduled to amortize in 10 quarterly installments of $5 million commencing March 31, 2020 through June 30, 2022.

Interest on the $390 Million Facility Term Loan and the $390 Million Facility Revolving Loan was calculated based upon LIBOR plus the Applicable Margin (each as defined in the Credit Agreement). The initial Applicable Margin of 2.60%, will be adjusted down or up by 0.20% based on the Company’s total leverage ratio, with a leverage ratio of less than 4.0:1 reducing the Applicable Margin to 2.40% and a leverage ratio of 6.0:1 or greater increasing the Applicable Margin to 2.80%. Borrowings under the Transition Term Loan Facility bore interest at LIBOR plus 3.50%.

On March 4, 2020, the $20 million outstanding balance under the $390 Million Facility Revolving Loan was repaid in full using available cash on hand and on August 10, 2020, the $40 million outstanding principal balance under the $390 Million Facility Transition Term Loan was repaid in full using available cash on hand.

Mandatory principal prepayments totaling $65.1 million were made between the fourth quarter of 2021 and the second quarter of 2022 in connection with the sale and leaseback transactions for five of the $390 Million Facility Collateral Vessels.

On May 24, 2022, the $163 million outstanding principal balance under the $390 Million Credit Facility was repaid with proceeds from the $750 Million Credit Facility as described above.

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

International Seaways, Inc.

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

The Company issued the Notes under an indenture dated as of May 31, 2018 (the “Base Indenture”), between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by a supplemental indenture dated as of May 31, 2018 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes, which were scheduled to mature on June 30, 2023, bore interest at a rate of 8.50% per annum. Interest on the Notes was payable in arrears on March 30, June 30, September 30 and December 30 of each year. The terms of the Indenture, among other things, limited the Company’s ability to merge, consolidate or sell assets.

On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of December 31, 2022.

The $750 Million Credit Facility, the ING Credit Facility and certain of the Company’s lease financing arrangements contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility.

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

Interest Expense

The following table summarizes interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”),

International Seaways, Inc.

commitment, administrative and other fees, recognized during the years ended December 31, 2022, 2021 and 2020 with respect to the Company’s debt facilities:

(Dollars in thousands)	2022	2021	2020
$750 Million Credit Facility	$18,558	$—	$—
ING Credit Facility	1,054	93	—
Macquarie Credit Facility	1,319	274	—
$390 Million Credit Facility	3,346	13,022	15,720
$525 Million Credit Facility	1,568	5,021	—
$360 Million Credit Facility	1,844	2,335	—
$66 Million Credit Facility	—	568	—
Sinosure Credit Facility	2,254	10,839	13,684
2017 Credit Facility	—	—	3,691
ABN Term Loan Facility	—	—	107
Vessel Lease Financing Arrangements	30,223	2,655	—
8.5% Senior Notes	1,473	2,447	2,417
10.75% Subordinated Notes	—	—	276
Total debt related interest expense	$61,639	$37,254	$35,895

The following table summarizes interest paid, excluding deferred financing fees paid, during the years ended December 31, 2022, 2021 and 2020 with respect to the Company’s debt facilities:

(Dollars in thousands)	2022	2021	2020
$750 Million Credit Facility	$13,892	$—	$—
ING Credit Facility	796	—	—
Macquarie Credit Facility	1,087	202	—
$390 Million Credit Facility	3,514	11,410	13,678
$525 Million Credit Facility	3,786	5,569	—
$360 Million Credit Facility	1,870	2,590	—
$66 Million Credit Facility	—	624	—
Sinosure Credit Facility	—	9,256	12,199
2017 Credit Facility	—	—	2,064
ABN Term Loan Facility	—	—	156
Vessel Lease Financing Arrangements	27,674	2,991	—
8.5% Senior Notes	1,274	2,130	2,130
10.75% Subordinated Notes	—	—	359
Total debt related interest expense paid	$53,893	$34,772	$30,586

Debt Modifications, Repurchases and Extinguishments

In connection with the prepayment and extinguishment of certain of the Company’s debt facilities, the Company recognized an aggregate net loss of $1.3 million from the write-off of unamortized deferred financing costs associated with such facilities, which is included in other income in the accompanying consolidated statement of operations, during the year ended December 31, 2022.

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

International Seaways, Inc.

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

As of December 31, 2022, the aggregate annual principal payments required to be made on the Company’s financing arrangements (including $172.7 million undrawn amount under the BoComm Lease Financing as of December 31, 2022) are as follows:

(Dollars in thousands)	Amount
2023	$174,138
2024	177,473
2025	178,255
2026	193,824
2027	66,777
Thereafter	419,103
Aggregate principal payments required	$1,209,570

International Seaways, Inc.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Accounts payable	$1,826	$1,607
Accrued payroll and benefits	9,909	6,919
Accrued interest expense	7,723	543
Due to owners on chartered in vessels	2,644	827
Accrued drydock, repairs and vessel betterment costs	4,730	13,137
Bunkers and lubricants	603	2,431
Charter revenues received in advance	2,962	353
Insurance	527	736
Accrued vessel expenses	17,911	13,082
Accrued general and administrative expenses	1,293	1,490
Income tax payable	—	53
Other	941	3,786
Total accounts payable, accrued expense and other current liabilities	$51,069	$44,964

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

INSW, including its subsidiaries, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2022, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2023, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

International Seaways, Inc.

The components of the income tax provision follow:

(Dollars in thousands)	2022	2021	2020
Current	$(97)	$(1,608)	$(1)
Deferred	9	(10)	—
Income tax provision	$(88)	$(1,618)	$(1)

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax provision are summarized as follows:

	2022	2021	2020
Change in valuation allowance	0.04%	(0.24)%	(2.22)%
Unrecognized tax benefits	0.10%	(1.14)%	—%
Income subject to tax in other jurisdictions	(0.12)%	0.17%	2.19%
Effective income tax rate	0.02%	(1.21)%	(0.03)%

The significant components of the Company’s deferred tax liabilities and assets follow:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$3,200	$2,307
Excess of tax over book basis of depreciable assets	806	610
Pensions	2,906	1,756
Other	—	44
Total deferred tax assets	6,912	4,717
Less: Valuation allowance	(6,912)	(4,675)
Deferred tax assets, net	—	42
Net noncurrent deferred tax assets	$—	$42

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards of $12.8 million and $12.1 million, respectively. The net operating loss carryforwards have an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $6.9 million and $4.7 million, respectively, as of December 31, 2022 and 2021. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) of $1.0 million and $1.1 million as of December 31, 2022 and 2021, respectively, which are included in other non-current liabilities in the consolidated balance sheets:

(Dollars in thousands)	2022	2021
Balance of unrecognized tax benefits as of January 1,	$1,081	$7
Increases for positions taken in prior years	—	677
Increases for positions taken in current year	168	397
Decreases for positions taken in prior years	(272)	—
Settlement	(7)	—
Balance of unrecognized tax benefits as of December 31,	$970	$1,081

Included in the Company's current income tax provision are provisions for uncertain tax positions relating to freight taxes. In 2021, we obtained advice regarding freight taxes in a certain jurisdiction related to the uncertainty surrounding the application of a law given the limited transparency into the actions of the tax authorities in this jurisdiction. During 2022, the Company increased its reserve for uncertain tax liabilities for this jurisdiction by $0.2 million. The Company does not presently anticipate that its provisions for these uncertain tax positions will significantly increase in the next 12 months; however, this is dependent on the jurisdictions in which

International Seaways, Inc.

vessel trading activity occurs. The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly.

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company has a total liability for interest of $0.7 million and $0.4 million, respectively.

NOTE 13 — CAPITAL STOCK AND STOCK COMPENSATION:

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

Share-based Compensation

The Company accounts for stock compensation expense in accordance with the fair value based methods required by ASC 718, Compensation – Stock Compensation. Such fair value based methods require share based payment transactions to be measured based on the fair value of the equity instruments issued.

Effective November 18, 2016, INSW adopted incentive compensation plans (the “Incentive Plans” as further described below) in order to facilitate the grant of equity and cash incentives to directors, employees, including executive officers and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain the services of these

International Seaways, Inc.

individuals, which is essential to our long-term success. INSW reserved 2,000,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan. Effective June 22, 2020, INSW adopted new Incentive Plans and reserved an additional 1,400,000 shares for issuance under its management incentive plan and 400,000 shares for issuance under its non-employee director incentive compensation plan.

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation – Restricted Common Stock

INSW awarded a total of 41,718, 57,178 and 57,317 restricted common stock shares during the years ended December 31, 2022, 2021 and 2020, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $24.45 (2022), $18.95 (2021) and $16.05 (2020) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or grant anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

(ii) Restricted Stock Units

During the years ended December 31, 2022, 2021 and 2020, the Company awarded 348,846, 64,943 and 58,258 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $21.05 (2022), $21.58 (2021) and $21.93 (2020) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 304,650 of the RSUs awarded during the year ended December 31, 2022 will vest in equal installments on each of the first three anniversaries of the grant date and 23,256 and 20,940 of the RSUs awarded will cliff vest on September 30, 2023 and November 23, 2023, respectively.

International Seaways, Inc.

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

During the years ended December 31, 2022, 2021 and 2020, the Company awarded 124,590, 64,943 and 58,258, respectively, performance-based RSUs to its senior officers and employees. The weighted average grant date fair value of the awards with performance conditions was determined to be $19.63 (2022), $21.58 (2021) and $17.83 (2020) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $20.65 (2022), $22.50 (2021) and $17.59 (2020) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target and the ROIC Target in the 2020 award were achieved at a payout of 106.9% and 148.4%, respectively, of target as of the performance period end date of December 31, 2022.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(iii) Stock Options

There were no stock options granted during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company awarded to certain senior officers and employees an aggregate of 141,282 and 131,992 stock options, respectively. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58 and $21.93 per share for options granted in 2021, and 2020, respectively. The weighted average grant date fair value of the options granted in 2021 and 2020 was $9.92 and $9.68 per option, respectively. The fair values of the options were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rates of 1.06% (2021) and 0.44% (2020), dividend yields of 1.23% (2021) and 1.02% (2020), expected stock price volatility factors of .55 (2021) and .52 (2020), and expected lives at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Dividends

On February 28, 2022, the Company’s Board of Directors declared regular quarterly cash dividend of $0.06 per share. Pursuant to such declaration, the Company made dividend payments totaling $3.0 million on March 28, 2022 to stockholders of record as of March 14, 2022.

International Seaways, Inc.

On June 7, 2022 and August 4, 2022, the Company’s Board of Directors declared regular quarterly cash dividends of $0.12 per share Pursuant to these declarations, the Company made dividend payments totaling $6.0 million on each of June 29, 2022 and September 28, 2022, respectively, to stockholders of record as of June 17, 2022 and September 14, 2022.

On November 7, 2022, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share and a supplemental dividend of $1.00 per share. Pursuant to such declaration, the Company made both dividend payments totaling $55.0 million on December 22, 2022 to stockholders of record as of December 8, 2022.

On February 27, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.88 per share of common stock. Both dividends will be paid on March 28, 2023 to shareholders of record at the close of business on March 14, 2023.

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

Share Repurchases

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 513,479, 56,065 and 75,894 shares of common stock during the years ended December 31, 2022, 2021 and 2020 at an average cost of $41.79, $20.06 and $20.31 per share, respectively (based on the market prices on the dates of vesting or option exercise), from employees, including certain members of management to cover withholding taxes and the cost of options exercised.

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

In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023. During the year ended December 31, 2022, the Company repurchased and retired 687,740 shares of its common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million. As of December 31, 2022, the remaining buyback authorization under the Company’s $60.0 million stock repurchase program expiring in December 2023 was $40.0 million.

International Seaways, Inc.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2019	352,864
Granted (2)	182,142
Forfeitures (3)	—
Vested ($17.21- $27.66 per share) (1)	(229,123)
Nonvested Shares Outstanding at December 31, 2020	305,883
Granted (2)	264,353
Forfeitures (3)	(4,144)
Vested ($16.05- $21.93 per share) (1)	(230,051)
Nonvested Shares Outstanding at December 31, 2021	336,041
Granted (2)	531,246
Forfeitures (3)	—
Vested ($17.21- $23.53 per share) (1)	(216,889)
Nonvested Shares Outstanding at December 31, 2022	650,398
(1)	Includes 74,360 (2022), 68,013 (2021) and 71,513 (2020) shares of common stock sold back to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.
(2)	Includes 16,092, 4,223 and 8,309 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2022, 2021 and 2020, respectively.
(3)	Represents restricted stock units forfeited because performance targets or service requirements were not achieved as of the measurement date.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2019	538,632
Granted	131,992
Exercised	—
Options Outstanding at December 31, 2020	670,624
Granted	141,282
Exercised	—
Options Outstanding at December 31, 2021	811,906
Granted	—
Exercised	(541,656)
Options Outstanding at December 31, 2022	270,250
Options Exercisable at December 31, 2022	132,061

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2022 was 6.96 years and 5.96 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2022 was between $17.21 and $30.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2022 was $20.60 and $19.47, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2022 were $4.4 million and $2.3 million, respectively.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2022, 2021 and 2020 was $5.5 million, $9.3 million and $4.6 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $1.2 million and $1.1 million, respectively.

As of December 31, 2022, there was $9.9 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.63 years.

International Seaways, Inc.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Unrealized gains/(losses) on derivative instruments	$16,912	$(4,863)
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(9,948)	(7,497)
	$6,964	$(12,360)

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, for the three years ended December 31, 2022.

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2019	$(11,732)	$(8,838)	$(20,570)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	(21,503)	(61)	(21,564)
Amounts reclassified from accumulated other comprehensive income/(loss)	9,137	384	9,521
Balance at December 31, 2020	(24,098)	(8,515)	(32,613)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	7,896	634	8,530
Amounts reclassified from accumulated other comprehensive income/(loss)	11,339	384	11,723
Balance at December 31, 2021	(4,863)	(7,497)	(12,360)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	22,905	(2,759)	20,146
Amounts reclassified from accumulated other comprehensive income/(loss)	(1,130)	308	(822)
Balance at December 31, 2022	$16,912	$(9,948)	$6,964

International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2022.

(Dollars in thousands)	2022	2021	2020	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in income of
joint venture investees	$130	$963	$1,109	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(1,044)	4,752	4,571	Interest expense
Interest rate cap/collar entered into by the Company's subsidiaries	—	—	—	Interest expense

Reclassifications of (gains)/losses on discontinued hedging instruments
Interest rate collar entered into by the Company's subsidiaries	—	—	81	Interest expense
Interest rate swap entered into by the Company's subsidiaries	(216)	379	—	Interest expense

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	—	5,245	3,376	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	308	384	384	Other expense
Total before and net of tax	$(822)	$11,723	$9,521

The following amounts are included in accumulated other comprehensive income/(loss) at December 31, 2022, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1.7 million ($1.3 million net of tax) and unrecognized actuarial losses of $10.0 million ($8.6 million net of tax).

At December 31, 2022, the Company expects that it will reclassify $7.6 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — REVENUE:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of December 31, 2022, the Company is a party to time charter out contracts with customers on one MR, one LR2, one Suezmax, and one VLCC with expiry dates ranging from March 2023 to August 2024. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 3, "Significant Accounting Policies," for additional detail on the Company's accounting policies regarding revenue recognition for leases.

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

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three years ended December 31, 2022:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
2022
Revenues from leases
Pool revenues	$262,170	$512,752	$774,922
Time and bareboat charter revenues	23,633	9,401	33,034
Voyage charter revenues from non-variable lease payments(1)	8,451	11,149	19,600
Voyage charter revenues from variable lease payments	62	(336)	(274)
Revenues from services
Voyage charter revenues from lightering services	37,383	—	37,383
Total shipping revenues	$331,699	$532,966	$864,665
2021
Revenues from leases
Pool revenues	$80,586	$95,411	$175,997
Time and bareboat charter revenues	40,469	9,625	50,094
Voyage charter revenues from non-variable lease payments(1)	9,415	11,005	20,420
Voyage charter revenues from variable lease payments	453	229	682
Revenues from services
Voyage charter revenues from lightering services	25,353	—	25,353
Total shipping revenues	$156,276	$116,270	$272,546
2020
Revenues from leases
Pool revenues	$198,316	$74,664	$272,980
Time and bareboat charter revenues	87,783	936	88,719
Voyage charter revenues from non-variable lease payments(1)	19,016	10,456	29,472
Voyage charter revenues from variable lease payments	1,180	827	2,007
Revenues from services
Voyage charter revenues from voyage charters	472	—	472
Voyage charter revenues from lightering services	27,998	—	27,998
Total shipping revenues	$334,765	$86,883	$421,648
(1)	Includes $1.8 million, $0.5 million and $4.4 million of loss of hire claim proceeds received during the years ended December 31, 2022, 2021 and 2020, respectively.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2022	$2,306	$225	$—
Closing balance as of December 31, 2022	9,452	1,866	—

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

Performance Obligations

All of the Company's performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. There were no adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2022 and 2021, Such adjustments totaled $47 thousand during the year ended December 31, 2020. These adjustments to revenue were related to changes in estimates of performance obligations related to voyage charters.

Costs to Obtain or Fulfill a Contract

As of December 31, 2022, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three years ended December 31, 2022 for the lease component of these leases are as follows:

(Dollars in thousands)	2022	2021	2020
Operating lease cost
Vessel assets
Charter hire expenses	$9,935	$9,337	$11,666

Office and other space
General and administrative	911	1,275	1,044
Voyage expenses	172	170	168

Finance lease cost
Vessel assets
Amortization of right-of-use assets	196	—	—
Interest on lease liabilities	34	—	—

Short-term lease cost
Vessel assets (1)
Charter hire expenses	8,636	4,746	4,585

Office and other space
General and administrative	—	—	29
Total lease cost	$19,884	$15,528	$17,492
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.4 million, $0.4 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, including both lease and non-lease components.

International Seaways, Inc.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,207	$10,464	$12,878
Finance cash flows used for finance leases	533	—	—

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$8,471	$23,168
Finance lease right-of-use assets	44,391	—

Current portion of operating lease liabilities	$(1,596)	$(8,393)
Current portion of finance lease liabilities	(41,870)	—
Long-term operating lease liabilities	(7,740)	(12,522)
Total operating and finance lease liabilities	$(51,206)	$(20,915)

Weighted average remaining lease term - operating and finance leases	1.73 years	5.15 years
Weighted average discount rate - operating and finance leases	6.77%	5.42%

1.	Charters-in of vessel assets:

As of December 31, 2022, INSW had commitments to charter in two Aframaxes and two LR1s. The LR1s, which are time charters, with expiry dates ranging from March 2023 to April 2023, are accounted for as operating leases. The two Aframaxes are bareboat charters, which were also accounted for as operating leases up until December 6, 2022, when the Company declared its options to purchase the two Aframaxes in March 2023. Under the terms of the options, the Company expects to purchase the two vessels in March 2023, with an aggregate purchase price of $43.0 million. The declaration of the purchase options triggered the need to reassess the term and classification of these leases as well as a remeasurement of the associated right-of-use assets, lease liabilities and discount rate. These bareboat charters are accounted for as finance leases from December 6, 2022 onwards, and the associated lease cost is included in depreciation and amortization expense and interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Payments of lease liabilities and related number of operating days under these operating leases as of December 31, 2022 are as follows:

Bareboat Charters-in

(Dollars in thousands)	Amount	Operating Days
2023	$41,971	147
Total lease payments, including vessel purchase prices	41,971	147
less imputed interest	(101)
Total finance lease liabilities	$41,870

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2023	$1,381	210
Total lease payments (lease component only)	1,381	210
less imputed interest	(3)
Total operating lease liabilities	$1,378

International Seaways, Inc.

2.	Office and other space:

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

Payments of lease liabilities for office and other space as of December 31, 2022 are as follows:

(Dollars in thousands)	Amount
2023	$229
2024	973
2025	998
2026	1,024
2027	1,077
Thereafter	5,831
Total lease payments	10,132
less imputed interest	(2,174)
Total operating lease liabilities	$7,958

Contracts under which the Company is a Lessor

See Note 15, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for one MR, one LR2, one Suezmax, and one VLCC and the related revenue days as of December 31, 2022 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2023	$22,000	806
2024	7,280	224
Future minimum revenues	$29,280	1,030

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

In February 2023, the Company delivered another of its Suezmaxes to charterers on a time charter-out contract expiring in December 2024.

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

International Seaways, Inc.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$27,305	$30,276
Prior service cost adjustment	—	39
Interest cost on benefit obligation	442	360
Actuarial (gains)/losses	(7,545)	(2,159)
Benefits paid	(789)	(859)
Foreign exchange (gains)/losses	(2,660)	(352)
Benefit obligation at year end	16,753	27,305

Change in plan assets:
Fair value of plan assets at beginning of year	30,140	31,219
Actual return on plan assets	(10,281)	(547)
Employer contributions	672	729
Benefits paid	(789)	(859)
Foreign exchange (losses)/gains	(2,909)	(402)
Fair value of plan assets at year end	16,833	30,140
Funded status at December 31	$80	$2,835

The funded or unfunded benefit obligation for the pension plan is included in other assets or other liabilities, respectively, in the accompanying consolidated balance sheets.

Information for net periodic benefit costs for the three years ended December 31, 2022 follows:

(Dollars in thousands)	2022	2021	2020
Components of expense:
Interest cost on benefit obligation	$442	$360	$525
Expected return on plan assets	(955)	(1,053)	(1,018)
Amortization of prior-service costs	73	80	75
Recognized net actuarial loss	235	304	310
Net periodic benefit cost	$(205)	$(309)	$(108)

Unrecognized actuarial losses are amortized over a period of 19 years, which at the time selected, represented the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2022	December 31, 2021
Discount rate	4.90%	1.80%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2022	2021	2020
Discount rate	1.80%	1.20%	2.00%
Expected (long-term) return on plan assets	3.48%	3.36%	3.89%
Rate of future compensation increases	-	-	-

International Seaways, Inc.

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2023	$944
2024	937
2025	1,040
2026	1,210
2027	1,013
Years 2028-2032	5,691
$10,835

The fair values of the Company’s pension plan assets at December 31, 2022, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2 (1)
Cash and cash equivalents	$633	$633	$—
Managed funds	16,200	—	16,200
Total	$16,833	$633	$16,200
(1)	Quoted prices for the managed funds are not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

A target allocation of 60% is maintained with return seeking assets, with the balance of 40% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $0.7 million to the Scheme in each of 2022, 2021 and 2020, respectively. The Company expects that its contribution to the Scheme in 2023 will be approximately $0.7 million.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the years ended December 31, 2022, 2021 and 2020 were $0.6 million, $0.6 million and $0.4 million, respectively.

NOTE 18 — OTHER INCOME/(EXPENSE):

(Dollars in thousands)	2022	2021	2020
Investment income - interest	$3,653	$104	$558

Net actuarial gain on defined benefit pension plan	647	667	633
Write-off of deferred financing costs	(1,266)	(2,113)	(13,073)
Loss on extinguishment of debt	—	(4,465)	(1,197)
Gain on sale of interest in DASM	(135)	—	—
Other	(567)	(140)	262
	$2,332	$(5,947)	$(12,817)

Refer to Note 10, “Debt,” for additional information relating to the write-off of deferred financing costs and the loss on extinguishment of debt.

International Seaways, Inc.

NOTE 19 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2022. The MNOPF annual actuarial report as of March 31, 2022, showed the pension scheme funded status as being in surplus and no additional employer contributions were due. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of December 31, 2022. The next deficit valuation will be as of March 31, 2023.

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

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Impairment of Vessels
Description of the Matter

As of December 31, 2022, the carrying value of the Company’s vessels was approximately $1.7 billion. As described in Notes 3 and 6 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. Throughout the year, the Company performed an evaluation of its vessels to determine if any such indicators of impairment were present.

Auditing the Company’s impairment assessment was complex due to the significant estimation uncertainty and judgment required to evaluate the future market and economic conditions and forecasted charter rates in a

International Seaways, Inc.

cyclical and volatile industry as well as the degree of subjectivity involved in determining indicative market values for a set of representative vessels in each of the Company’s vessel classes.
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

To test the Company’s impairment assessment process, including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the key inputs used by management in its analyses. For example, we compared the forecasted charter rates and residual values used by management to current and past performance of the vessels, forecasted market rates and other relevant external market and industry data. Further, we evaluated the third-party appraisal reports used by management to support their assessment. We involved our internal valuation specialists to assist in our evaluation of the methodologies and the significant assumptions applied in performing the impairment assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

February 28, 2023

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Seaways, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	53	President and Chief Executive Officer and Director	November 2016 and May 2018
Jeffrey D. Pribor	65	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	54	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	46	Senior Vice President and Chief Commercial Officer	March 2021 and November 2016
William Nugent	55	Senior Vice President and Head of Ship Operations	March 2021 and November 2016
Adewale O. Oshodi	43	Vice President and Controller	November 2016

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

International Seaways, Inc.

Derek Solon. Mr. Solon has served as Senior Vice President of the Company since March 2021 and as Chief Commercial Officer of the Company since November 2016. He served as Vice President of the Company from November 2016 until March 2021. From August 2014 through November 2016, Mr. Solon was Vice President, Commercial for OSG’s International Flag Strategic Business Unit, and from 2012 to August 2014, he served as Vice President, Sale & Purchase. Before joining OSG, Mr. Solon was a Marine Projects Broker at Poten & Partners in New York from 2003 to 2012. Prior to joining the commercial shipping industry, Mr. Solon served as an officer in the United States Navy since 1998.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2022 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 13, “Capital

International Seaways, Inc.

Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	270,250	$$20.60	783,119	*
*	Consists of 478,558 shares eligible to be granted under the Company’s 2020 Management Incentive Compensation Plan and 304,561 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2022, in connection with its 2023 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.
Consolidated Balance Sheets at December 31, 2022 and 2021.

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020.

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

4.2

Rights Agreement dated as of May 8, 2022 between the Registrant and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2022 and incorporated herein by reference).

4.3

Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated herein by reference).

International Seaways, Inc.

4.4

First Supplemental Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated herein by reference).

4.5	Form of Global Note (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.4).

*10.1

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

*10.3

International Seaways, Inc. 2020 Management Incentive Compensation Plan (“2020 MICP”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.3.1

Form of International Seaways, Inc. 2020 MICP Stock Option Grant Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.3.2

Form of International Seaways, Inc. 2020 MICP Time-Based RSU Grant Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.3.3

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

*10.4.1	Form of Enhanced Severance Agreement (files as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for 2020 and incorporated herein by reference).

International Seaways, Inc.

*10.5

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Lois K. Zabrocky (filed as Exhibit 10.13 to Overseas Shipholding Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.5.1

Amendment No. 1 to Lois K. Zabrocky’s Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Overseas Shipholding Group, Inc.’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.5.2

Amendment No. 2 to Lois K. Zabrocky’s Employment Agreement dated August 3, 2016 (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form 10 filed on November 4, 2016 and incorporated herein by reference).

*10.5.3

Form of Amendment No. 3 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on October 21, 2016 and incorporated herein by reference).

*10.5.4

Amendment No. 4 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

*10.5.5	Amendment No. 5 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.5.6	Amendment No. 6 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.5.7	Form of Amendment No. 7 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.6

Employment Agreement dated February 13, 2015 between Overseas Shipholding Group, Inc. and James D. Small III (filed as Exhibit 10.29 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.6.1

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

*10.6.4	Amendment No. 4 to James D. Small III’s Employment Agreement (filed as Exhibit 10.8 the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.6.5	Form of Amendment No. 5 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.7

Employment Agreement dated September 29, 2014 between Overseas Shipholding Group, Inc. and Adewale O. Oshodi (filed as Exhibit 10.23 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

International Seaways, Inc.

*10.7.1	Amendment No. 1 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.24 to Overseas Shipholding Group, Inc.’s Annual Report on Form 10-K for 2014 and incorporated herein by reference).

*10.7.2

Amendment No. 2 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

*10.7.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.7.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.7.5	Form of Amendment no. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.7.6	Form of Amendment No. 6 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.8

Employment Agreement dated November 9, 2016 between the Registrant and Jeffrey D. Pribor (filed as Exhibit 10.20 to Amendment No. 6 to the Registrant’s Registration Statement on Form 10 filed on November 9, 2016 and incorporated herein by reference).

*10.8.1

Amendment No. 1 to Jeffrey D. Pribor’s Employment Agreement dated November 9, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.8.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8.3	Form of Amendment no. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.8.4	Form of Amendment No. 4 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.9

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

*10.11

First Amendment to the International Seaways Ship Management LLC Supplemental Executive Savings Plan (the “Supplemental Executive Seaways Plan”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2022 and incorporated herein by reference).

*10.12	Second Amendment to the Supplemental Executive Savings Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2022 and incorporated herein by reference).

10.13

$220 Million Senior Secured Credit Facility of TI Africa Limited and TI Asia Limited, as joint and several Borrowers, and ABN Amro Bank N.V. and ING Belgium SA/NV, as Mandated Lead Arrangers, dated March 29, 2018 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-3 (File No. 333-224313) filed on May 14, 2018 and incorporated herein by reference).

International Seaways, Inc.

10.14

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

10.16

Credit Agreement dated as of May 20, 2022 among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the Lenders and as collateral agent and security trustee for the Secured Parties and Credit Agricole Corporate and Investment Bank, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference).

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

10.18.1

Technical Amendment dated as of October 20, 2021 by and among Diamond S Shipping Inc. and Nordea Bank Abp, New York Branch, as Administrative Agent to the $360 Million Credit Agreement (filed as Exhibit 10.1 to the Registrant’s Current report on Form 8-K dated October 26, 2021 and incorporated herein by reference).

10.19	Guaranty Agreement related to the $360 Million Credit Agreement (filed as Exhibit 10.2 to the Registrant’s Current report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

10.20

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

International Seaways, Inc.

10.21	Guaranty Agreement relating to the $525 Million Credit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 3, 2021 and incorporated herein by reference).

**21	List of significant subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document.

EX-101.SCH	Inline XBRL Taxonomy Schema.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2023

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

Name	Date

/s/ LOIS K. ZABROCKY	February 28, 2023
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	February 28, 2023
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	February 28, 2023
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	February 28, 2023
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	February 28, 2023
Ian T. Blackley, Director

/s/ ALEXANDRA K. BLANKENSHIP	February 28, 2022
Alexandra K. Blankenship, Director

/s/ RANDEE DAY	February 28, 2023
Randee Day, Director

/s/ DAVID I. GREENBERG	February 28, 2023
David I. Greenberg, Director

/s/ JOSEPH I. KRONSBERG	February 28, 2023
Joseph I. Kronsberg, Director

/s/ NADIM Z. QURESHI	February 28, 2023
Nadim Z. Qureshi, Director

/s/ CRAIG H. STEVENSON JR.	February 28, 2023
Craig H. Stevenson, Jr., Director

International Seaways, Inc.