Form 10-Q
period 2023-03-31
International Seaways, Inc.
filed 2023-05-05
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 5, 2023: common stock, no par value 49,229,944 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$156,220	$243,744
Short-term investments	105,000	80,000
Restricted cash	18,329	—
Voyage receivables, net of allowance for credit losses of $123 and $261
including unbilled receivables of $238,212 and $279,567	248,029	289,775
Other receivables	11,559	12,583
Inventories	698	531
Prepaid expenses and other current assets	16,491	8,995
Current portion of derivative asset	6,274	6,987
Total Current Assets	562,600	642,615
Vessels and other property, less accumulated depreciation of $353,314 and $331,903	1,775,653	1,680,010
Vessels construction in progress	85,662	123,940
Deferred drydock expenditures, net	72,874	65,611
Operating lease right-of-use assets	7,085	8,471
Finance lease right-of-use assets	22,001	44,391
Pool working capital deposits	34,076	35,593
Long-term derivative asset	2,138	4,662
Other assets	9,441	10,041
Total Assets	$2,571,530	$2,615,334

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$53,197	$51,069
Current portion of operating lease liabilities	430	1,596
Current portion of finance lease liabilities	18,326	41,870
Current installments of long-term debt	155,525	162,854
Total Current Liabilities	227,478	257,389
Long-term operating lease liabilities	7,738	7,740
Long-term debt	777,154	860,578
Other liabilities	1,877	1,875
Total Liabilities	1,014,247	1,127,582

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,171,314 and 49,120,648
shares issued and outstanding	1,501,516	1,502,235
Retained earnings/(accumulated deficit)	52,865	(21,447)
	1,554,381	1,480,788
Accumulated other comprehensive income	2,902	6,964
Total Equity	1,557,283	1,487,752
Total Liabilities and Equity	$2,571,530	$2,615,334

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Shipping Revenues:
Pool revenues, including $91,707 and $23,271
from companies accounted for by the equity method	$259,578	$83,762
Time charter revenues	13,150	6,175
Voyage charter revenues	14,402	11,545
	287,130	101,482

Operating Expenses:
Voyage expenses	3,810	3,507
Vessel expenses	58,769	60,317
Charter hire expenses	8,800	7,309
Depreciation and amortization	29,548	27,000
General and administrative	11,246	10,166
Third-party debt modification fees	407	187
Gain on disposal of vessels and other assets, net of impairments	(10,748)	(1,376)
Total operating expenses	101,832	107,110
Income/(loss) from vessel operations	185,298	(5,628)
Equity in results of affiliated companies	—	5,597
Operating income/(loss)	185,298	(31)
Other income/(expense)	4,281	(226)
Income/(loss) before interest expense and income taxes	189,579	(257)
Interest expense	(16,947)	(12,740)
Income/(loss) before income taxes	172,632	(12,997)
Income tax benefit/(provision)	1	(4)
Net income/(loss)	$172,633	$(13,001)

Weighted Average Number of Common Shares Outstanding:
Basic	49,138,613	49,571,337
Diluted	49,646,331	49,571,337

Per Share Amounts:
Basic net income/(loss) per share	$3.51	$(0.26)
Diluted net income/(loss) per share	$3.47	$(0.26)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$172,633	$(13,001)
Other comprehensive income/(loss), net of tax:
Net change in unrealized income/(losses) on cash flow hedges	(3,838)	10,762
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(30)	26
Net change in unrecognized actuarial losses	(194)	171
Other comprehensive (loss)/income, net of tax	(4,062)	10,959
Comprehensive income/(loss)	$168,571	$(2,042)

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$172,633	$(13,001)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	29,548	27,000
Loss on write-down of vessels and other assets	—	1,697
Amortization of debt discount and other deferred financing costs	1,556	855
Amortization of time charter hire contracts acquired	—	340
Deferred financing costs write-off	166	133
Stock compensation	1,900	1,108
Equity in results of affiliated companies	20	(5,597)
Other – net	(823)	580
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(10,748)	(3,073)
Cash distributions from affiliated companies	—	2,250
Payments for drydocking	(12,978)	(17,570)
Insurance claims proceeds related to vessel operations	950	954
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	41,746	(13,369)
Decrease in deferred revenue	(260)	—
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(2,888)	(2,088)
Net cash provided by/(used in) operating activities	220,822	(19,781)
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(66,722)	(37,989)
Proceeds from disposal of vessels and other property, net	20,021	24,257
Expenditures for other property	(524)	(390)
Investments in short-term time deposits	(90,000)	—
Proceeds from maturities of short-term time deposits	65,000	—
Pool working capital deposits	—	(527)
Net cash used in investing activities	(72,225)	(14,649)
Cash Flows from Financing Activities:
Repayments of debt	(137,449)	(46,265)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	55,722	20,401
Payments on sale and leaseback financing and finance lease	(34,619)	(9,085)
Payments of deferred financing costs	(514)	—
Borrowings on revolving credit facilities	—	50,000
Cash dividends paid	(98,313)	(2,980)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(2,619)	(970)
Net cash (used in)/provided by financing activities	(217,792)	11,101
Net decrease in cash, cash equivalents and restricted cash	(69,195)	(23,329)
Cash, cash equivalents and restricted cash at beginning of year	243,744	98,933
Cash, cash equivalents and restricted cash at end of period	$174,549	$75,604

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit)	Income/(loss)	Interests	Total
For the three months ended
Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$—	$1,487,752
Net income	—	172,633	—	—	172,633
Other comprehensive loss	—	—	(4,062)	—	(4,062)
Dividends declared	—	(98,321)	—	—	(98,321)
Forfeitures of vested restricted stock awards and exercised stock options	(2,619)	—	—	—	(2,619)
Compensation relating to restricted stock awards	268	—	—	—	268
Compensation relating to restricted stock units awards	1,412	—	—	—	1,412
Compensation relating to stock option awards	220	—	—	—	220
Balance at March 31, 2023	$1,501,516	$52,865	$2,902	$—	$1,557,283

Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net loss	—	(13,001)	—	—	(13,001)
Other comprehensive income	—	—	10,959	—	10,959
Dividends declared	(2,978)	—	—	—	(2,978)
Forfeitures of vested restricted stock awards	(970)	—	—	—	(970)
Compensation relating to restricted stock awards	296	—	—	—	296
Compensation relating to restricted stock units awards	501	—	—	—	501
Compensation relating to stock option awards	311	—	—	—	311
Balance at March 31, 2022	$1,588,606	$(422,339)	$(1,401)	$584	$1,165,450

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of March 31, 2023, the Company’s operating fleet consisted of 74 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to its operating fleet of 74 vessels, two dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company during the second quarter of 2023, bringing the total operating and newbuild fleet to 76 vessels as of March 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated balance sheet for the fiscal year ended December 31, 2022 to reclassify $0.8 million from Pool working capital deposits (previously captioned as Investments in and advances to affiliated companies) to Other assets.

Note 2 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Current restricted cash of $18.3 million as of March 31, 2023 represents cash held in escrow related to the Company’s exercise of its option to purchase a bareboat chartered-in 2009-built Aframax, which closed in early April 2023.

Short-term investments - Short-term investments consist of time deposits with original maturities of between 91 and 364 days.

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2022	$261
Reversal of expected credit losses	(138)
Balance at March 31, 2023	$123

During the three months ended March 31, 2023 and 2022, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% of consolidated voyage receivables at both March 31, 2023 and December 31, 2022, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $6.3 million and $6.9 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of March 31, 2023 and December 31, 2022, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $13.7 million and $13.4 million as of March 31, 2023 and December 31, 2022, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $1.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized totaled $1.7 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively.

Recently Issued Accounting Standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission ("SEC') issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates ("ASU") to communicate changes to the codification. The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2023 and determined that they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 48,890 and 87,117 for the three months ended March 31, 2023 and 2022, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2023, there were 637,223 shares of restricted stock units and 257,310 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income/(loss) allocated to:
Common Stockholders	$172,466	$(13,006)
Participating securities	167	5
	$172,633	$(13,001)

For the three months ended March 31, 2023 earnings per share calculations, there was 507,718 dilutive equity awards outstanding. For the three months ended March 31, 2022 earnings per share calculations, there was no dilutive equity awards outstanding. Awards of 852,546 and 1,026,418 for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees and loss/(gain) on disposal of vessels and assets, net of impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2023 and 2022 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended March 31, 2023:
Shipping revenues	$132,411	$154,719	$—	$287,130
Time charter equivalent revenues	129,285	154,035	—	283,320
Depreciation and amortization	17,226	12,294	28	29,548
Gain on disposal of vessels and other assets	—	(10,748)	—	(10,748)
Adjusted income/(loss) from vessel operations	84,541	101,690	(28)	186,203
Adjusted total assets at March 31, 2023	1,455,356	809,251	—	2,264,607
Expenditures for vessels and vessel improvements	65,728	994	—	66,722
Payments for drydocking	2,128	10,850	—	12,978

Three months ended March 31, 2022:
Shipping revenues	$39,610	$61,872	$—	$101,482
Time charter equivalent revenues	36,475	61,500	—	97,975
Depreciation and amortization	15,152	11,841	7	27,000
Loss/(gain) on disposal of vessels and other assets, net of impairments	1,843	(3,219)	—	(1,376)
Adjusted (loss)/income from vessel operations	(5,842)	9,198	(7)	3,349
Equity in results of affiliated companies	5,597	—	—	5,597
Investments in and advances to affiliated companies at March 31, 2022	160,298	23,063	—	183,361
Adjusted total assets at March 31, 2022	1,465,035	803,077	—	2,268,112
Expenditures for vessels and vessel improvements	14,608	23,381	—	37,989
Payments for drydocking	7,660	9,910	—	17,570

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Time charter equivalent revenues	$283,320	$97,975
Add: Voyage expenses	3,810	3,507
Shipping revenues	$287,130	$101,482

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

Reconciliations of total adjusted income from vessel operations of the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Total adjusted income from vessel operations of all segments	$186,203	$3,349
General and administrative expenses	(11,246)	(10,166)
Third-party debt modification fees	(407)	(187)
Gain on disposal of vessels and other assets, net of impairments	10,748	1,376
Consolidated income/(loss) from vessel operations	185,298	(5,628)
Equity in results of affiliated companies	—	5,597
Other income/(expense)	4,281	(226)
Interest expense	(16,947)	(12,740)
Income/(loss) before income taxes	$172,632	$(12,997)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2023	March 31, 2022
Adjusted total assets of all segments	$2,264,607	$2,268,112
Corporate unrestricted cash and cash equivalents	156,220	74,553
Restricted cash	18,329	1,051
Short-term investments	105,000	—
Other unallocated amounts	27,374	22,877
Consolidated total assets	$2,571,530	$2,366,593

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the three months ended March 31, 2023, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that none of the vessels in the Company’s fleet met held-for-sale criteria as of March 31, 2023 and no held-for-use impairment indicators existed for the Company’s vessels as of March 31, 2023.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized a loss of approximately $0.2 million during the quarter ended March 31, 2023, related to the cost to terminate the purchase and installation contract for a ballast water treatment system on a vessel that was sold.

Vessel Acquisitions and Construction Commitments

On March 7, 2023, the first of Company’s three newbuild dual-fuel LNG VLCCs was delivered by the shipyard and shortly thereafter commenced its employment under a seven-year time charter contract with an oil major. The remaining commitments on the contracts for the construction of other two VLCCs as of March 31, 2023 was $115.2 million, which will be primarily funded by the BoComm Lease Financing (See Note 8, “Debt”).

The second of the Company’s three newbuild dual-fuel LNG VLCC was delivered to the Company on April 11, 2023 and the third VLCC is expected to deliver before the end of the second quarter of 2023.

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million. On March 30, 2023, the Company completed the purchase of one of the two Aframaxes. The purchase of the second of the two vessels closed in early April 2023.

Disposal/Sales of Vessels

During the quarter ended March 31, 2023, the Company delivered a 2008-built MR to the buyer and recognized a gain of $10.9 million.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of March 31, 2023, all of the six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of March 31, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$34,076

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$34,076

In addition, as of March 31, 2023, the Company had approximately $236.6 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2023.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022	Fair Value Level
Cash and cash equivalents (1)	$174,549	$243,744	Level 1
Short-term investments (2)	105,000	80,000	Level 1
$750 Million Facility Term Loan (3)	(356,637)	(493,565)	Level 2
ING Credit Facility (3)	(22,396)	(22,917)	Level 2
Ocean Yield Lease Financing (3)	(333,906)	(341,106)	Level 2
BoComm Lease Financing (4)	(113,783)	(63,598)	Level 2
Toshin Lease Financing (4)	(14,586)	(14,744)	Level 2
Hyuga Lease Financing (4)	(14,585)	(14,853)	Level 2
COSCO Lease Financing (3)	(46,479)	(47,732)	Level 2
Kaiyo Lease Financing (4)	(13,414)	(13,797)	Level 2
Kaisha Lease Financing (4)	(13,508)	(13,704)	Level 2
(1)	Includes current restricted cash of $18.3 million at March 31, 2023.
(2)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(3)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(4)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. As of March 31, 2023, approximately $3.8 million of the gain is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

Also, as of March 31, 2023, approximately $1.9 million of the loss with regards to the hybrid instrument associated with the Sinosure Credit Facility that was terminated in November 2021, is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Other receivables
March 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,274	$2,138	$—	$—	$768
Total	$6,274	$2,138	$—	$—	$768

December 31, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,987	$4,662	$—	$—	$547
Total	$6,987	$4,662	$—	$—	$547

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,454)	$9,058
Total other comprehensive (loss)/income	$(1,454)	$9,058

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,782)	$992

Discontinued hedging instruments:
Interest rate swap	(602)	582

Total interest expense	$(2,384)	$1,574

See Note 11, “Accumulated Other Comprehensive Income,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	March 31, 2023	December 31, 2022	Fair Value Level
Derivative Assets (interest rate swaps)	$9,180	$12,196	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $5,937 and $6,400	$350,699	$487,164
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $385 and $416	22,011	22,501
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $3,061 and $3,198	330,845	337,908
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,005 and $917	126,786	71,140
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $354 and $370	15,006	15,215
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,123 and $1,187	45,355	46,544
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $308 and $323	14,774	15,093
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $270 and $285	13,551	13,884
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $282 and $298	13,652	13,983
	932,679	1,023,432
Less current portion	(155,525)	(162,854)
Long-term portion	$777,154	$860,578

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

$750 Million Credit Facility

On March 10, 2023, the Company entered into an amendment to the $750 Million Credit Facility. Pursuant to the amendment, the Company (a) prepaid $97 million of outstanding principal under the $750 Million Facility Term Loan; (b) obtained a release of collateral vessel mortgages over 22 MR product carriers; (c) received from the lenders additional revolving credit commitments in an aggregate amount of $40 million, which additional commitments constitute an increase to, and are subject to the same terms and conditions as, the previously-existing revolving credit commitments; and (d) made certain other amendments to the credit agreement and ancillary documents, including amendments relating to certain hedging obligations related to the credit agreement and to repayment schedules. Following the effectiveness of the amendment, (a) the aggregate outstanding principal amount under the $750 Million Facility Term Loan was $366.3 million, (b) the aggregate principal commitments available under the $750 Million Facility Revolving Loan was $257.4 million (none of which was outstanding), and (c) the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan decreased from $30.2 million to $27.7 million.

On March 14, 2023, the Company sold a 2008-built MR for approximately $20.2 million. The sale also resulted in a mandatory principal prepayment of approximately $9.7 million of the $750 Million Facility Term Loan and a $0.4 million further reduction in the scheduled future quarterly principal amortization.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BoComm Lease Financing Relating to Dual-Fuel LNG VLCC Newbuilds

On November 15, 2021, the Company and three of its vessel-owning indirect subsidiaries entered into a series of sale and leaseback arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) in connection with the construction of three dual-fuel LNG VLCC newbuilds (the “BoComm Lease Financing”). BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. The first and second of the three newbuilds were delivered to the Company on March 7, 2023 and April 11, 2023, respectively. The third is expected to be delivered prior to June 2023. The BoComm Lease Financing is expected to provide funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. The outstanding principal amount and undrawn amount under the BoComm Lease Financing as of March 31, 2023 was $128.8 million and $115.2 million, respectively.

Ocean Yield Lease Financing

The lease financing arrangements with Ocean Yield were amended on February 21, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective for the next interest rate reset date in May 2023.

ING Credit Facility

The ING Credit Facility was amended on March 27, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective for the next interest rate reset date in May 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of March 31, 2023.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2023 and 2022 was $18.4 million and $13.3 million, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2023 was $19.1 million including $1.3 million of the pre-delivery interest expenses paid for the first and second dual-fuel LNG VLCC newbuilds. Interest paid for the Company’s debt facilities for the three months ended March 31, 2022 was $11.8 million.

Debt Modifications, Repurchases and Extinguishments

During the first quarter of 2023, the Company recognized a net loss of $0.2 million, which is included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net loss reflects a write-off of unamortized deferred financing costs associated with the mandatory principal prepayment of the $750 Million Facility Term Loan in March 2023 in connection with the sale of a 2008-built MR (see Note 5, “Vessels”).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Taxes:

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

As of March 31, 2023, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2023 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2023.

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

Note 10 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Restricted Stock Units and Stock Option

In March 2023, the Company granted 52,890 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $51.37 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

In March 2023, the Company also awarded 52,890 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2026. The weighted average grant date fair value of the awards with performance conditions was determined to be $51.37 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $53.65 per RSU.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2023, 12,940 stock options were exercised by certain senior officers and employees at an average exercise price of $22.54 per share. After withholdings for taxes and exercise costs, the Company issued a total of 3,319 shares in conjunction with these transactions.

Dividends

During the first quarter of 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.88 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $98.3 million during the quarter ended March 31, 2023. On May 4, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.50 per share of common stock. Both dividends will be paid on June 28, 2023 to stockholders of record as of June 14, 2023.

Share Repurchases

No shares were acquired under the Company’s stock repurchase program during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining buyback authorization under the Company’s $60.0 million stock repurchase program expiring in December 2023 was $40.0 million.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 59,292 and 57,726 shares of common stock during the three months ended March 31, 2023 and 2022, respectively, at an average cost of $55.16 and $16.81, respectively, per share (based on the market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes.

Rights Agreement

On April 11, 2023, the Company’s Board of Directors approved the Amended and Restated the Rights Agreement (the “A&R Rights Agreement”), which amends and restates the Original Rights Agreement dated as of May 8, 2022. The A&R Rights Agreement implements substantially the same features and protective measures of the Original Rights Agreements and includes the following revised or additional provisions:

(i)	extends the expiration date from May 7, 2023 to April 10, 2026;
(ii)	increases the “Acquiring Person” trigger threshold from 17.5% to 20%;
(iii)	increases the “Purchase Price” from $25 to $50; and
(iv)	includes a qualifying offer provision with a shareholder redemption feature.

The Company’s Board of Directors adopted the Original Rights Agreement and the A&R Rights Agreement to enable all stockholders of the Company to realize the full potential value of their investment in the Company. The A&R Rights Agreement is designed to prevent any individual stockholder or group of stockholders from gaining control of the Company through open market accumulation without paying a control premium to all stockholders or by otherwise disadvantaging other stockholders. The A&R Rights Agreement is not intended to prevent a takeover or deter fair offers for securities of the Company that deliver value to all stockholders on an equal basis. It is designed, instead, to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

The Company’s Board of Directors may consider an earlier termination of the A&R Rights Agreement if market and other conditions warrant.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income/(loss), net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Unrealized gains on derivative instruments	$13,074	$16,912
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,172)	(9,948)
	$2,902	$6,964

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three months ended March 31, 2023 and 2022 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2022	$16,912	$(9,948)	$6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	(1,454)	(224)	(1,678)
Amounts reclassified from accumulated other comprehensive income	(2,384)	—	(2,384)
Balance as of March 31, 2023	$13,074	$(10,172)	$2,902

Balance as of December 31, 2021	$(4,863)	(7,497)	(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	9,058	197	9,255
Amounts reclassified from accumulated other comprehensive loss	1,704	—	1,704
Balance as of March 31, 2022	$5,899	$(7,300)	$(1,401)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in results of
equity method joint venture investees	$—	$130	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(1,782)	992	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(602)	582	Interest expense
Total before and net of tax	$(2,384)	$1,704

At March 31, 2023, the Company expects that it will reclassify $6.6 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company's contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company's contracts with pools are short term which are cancellable with up to 90 days' notice. As of March 31, 2023, the Company is a party to time charter out contracts with customers on two VLCCs, two Suezmaxes, one LR2 and three MRs, with expiry dates ranging from May 2023 to February 2030. The Company's contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2023 and 2022:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2023:
Revenues from leases
Pool revenues	$108,799	$150,779	$259,578
Time charter revenues	9,686	3,464	13,150
Voyage charter revenues from non-variable lease payments	2,238	326	2,564
Voyage charter revenues from variable lease payments	—	150	150
Revenues from services
Voyage charter revenues from lightering services	11,688	—	11,688
Total shipping revenues	$132,411	$154,719	$287,130

Three months ended March 31, 2022:
Revenues from leases
Pool revenues	$27,310	$56,452	$83,762
Time charter revenues	3,724	2,451	6,175
Voyage charter revenues from non-variable lease payments	2,844	3,047	5,891
Voyage charter revenues from variable lease payments	14	(78)	(64)
Revenues from services
Voyage charter revenues from lightering services	5,718	—	5,718
Total shipping revenues	$39,610	$61,872	$101,482

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2023	$9,452	$1,866	$—
Closing balance as of March 31, 2023	6,116	208	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2023 and 2022, respectively.

Costs to Obtain or Fulfill a Contract

As of March 31, 2023, there were no unamortized deferred costs of obtaining or fulfilling a contract.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Leases:

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases - chartered-in vessels and leased office and other space. The expenses recognized during the three months ended March 31, 2023 and 2022 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease cost
Vessel assets
Charter hire expenses	$1,067	$2,418

Finance lease cost
Vessel assets
Amortization of right-of-use assets	715	—
Interest on lease liabilities	121	—

Office and other space
General and administrative	228	227
Voyage expenses	45	43

Short-term lease cost
Vessel assets (1)
Charter hire expenses	4,269	1,479
Total lease cost	$6,445	$4,167
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$937	$2,486
Finance cash flows used for finance leases	23,955	—

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$7,085	$8,471
Finance lease right-of-use assets	22,001	44,391

Current portion of operating lease liabilities	$(430)	$(1,596)
Current portion of finance lease liabilities	(18,326)	(41,870)
Long-term operating lease liabilities	(7,738)	(7,740)
Total operating and finance lease liabilities	$(26,494)	$(51,206)

Weighted average remaining lease term - operating leases(1)	9.59 years	8.56 years
Weighted average discount rate - operating leases(1)	4.37%	4.13%

(1)	The weighted average remaining lease term and discount rate as of March 31, 2023 and December 31, 2022 exclude finance lease liabilities. Such finance leases had weighted average remaining lease terms of 0.01 years and 0.20 years at March 31, 2023 and December 31, 2022, respectively, and the annualized weighted average discount rate was 4.78% as of March 31, 2023 and December 31, 2022.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of March 31, 2023, INSW had commitments to charter in one Aframax and two LR1s. The LR1s, which are time charters, with expiry dates in April 2023, are accounted for as operating leases. The Aframax is a bareboat charter that was accounted for as an operating lease up until December 6, 2022, when the Company declared its option to purchase the Aframax. The purchase of the Aframax closed in early April 2023.

Payments of lease liabilities and related number of operating days under these operating and finance leases as of March 31, 2023 are as follows:

Bareboat Charters-in:

(Dollars in thousands)	Amount	Operating Days
2023	$18,329	4
Total lease payments, including vessel purchase price	18,329	4
less imputed interest	(3)
Total finance lease liabilities	$18,326

Time Charters-in:

(Dollars in thousands)	Amount	Operating Days
2023	$192	30

Total lease payments (lease component only)	192	30
less imputed interest	—
Total operating lease liabilities	$192

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

Payments of lease liabilities for office and other space as of March 31, 2023 are as follows:

(Dollars in thousands)	Amount
2023	$159
2024	973
2025	998
2026	1,024
2027	1,077
Thereafter	5,831
Total lease payments	10,062
less imputed interest	(2,086)
Total operating lease liabilities	$7,976

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for two VLCCs, two Suezmaxes, one LR2 and three MRs, and the related revenue days as of March 31, 2023 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2023	$46,606	1,709
2024	45,948	1,688
2025	13,484	462
2026	11,315	365
2027	11,315	365
Thereafter	23,870	770
Future minimum revenues	$152,537	5,359

Future minimum revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Upon their delivery during the second quarter of 2023, the remaining two of the Company’s three newbuild dual-fuel LNG VLCCs will each commence employment under seven-year time charter contracts with an oil major.

Note 14 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2023. The MNOPF annual actuarial report as of March 31, 2022, showed the pension scheme funded status as being in surplus and no additional employer contributions were due. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of March 31, 2023. The deficit valuation as of March 31, 2023 is expected to be finalized by June 30, 2024.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including the effects of the ongoing COVID-19 pandemic;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the A&R Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;

INTERNATIONAL SEAWAYS, INC.

●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our Environmental, Social and Governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	Pending and future tax law changes may result in significant additional taxes to INSW.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

●	General. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

●	Operations & Oil Tanker Markets. This section provides an overview of industry operations and dynamics that have an impact on the Company’s financial position and results of operations.

INTERNATIONAL SEAWAYS, INC.

●	Critical Accounting Estimates and Policies. This section identifies any updates to those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates.

●	Results from Vessel Operations. This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital. This section provides an analysis of our cash flows, outstanding debt and commitments. Included in the analysis of our outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments as well as a discussion of the Company’s planned and/or already executed capital allocation activities.

●	Risk Management. This section provides a general overview of how the interest rate, currency and fuel price volatility risks are managed by the Company.

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, and Aframax crude tankers and LR1, LR2, and MR product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2023 and 2022, we derived 54% and 63%, respectively, of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2023 and 2022 periods.

As of March 31, 2023, the Company’s operating fleet consisted of 74 wholly-owned, finance leased or bareboat chartered-in and time-chartered-in vessels aggregating 8.4 million deadweight tons (“dwt”). In addition to our operating fleet of 74 vessels, two dual-fuel LNG VLCC newbuilds are scheduled for delivery to the Company during the second quarter of 2023, bringing the total operating and newbuild fleet to 76 vessels.

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved. In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which currently operate in the Panamax International pool, in the transportation of crude oil cargoes. Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 96% of our total TCE revenues in the spot market for the three months ended March 31, 2023, compared with 94% for the three months ended March 31, 2022.

The following is a discussion and analysis of our financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys

INTERNATIONAL SEAWAYS, INC.

and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2023 at 100.4 million barrels per day (“b/d”), up 0.8% from the same quarter in 2022. The estimate for global oil consumption for 2023 is 101.9 million b/d, an increase of 2.0% over 2022. OECD demand in 2023 is estimated to increase by 0.3% to 46.2 million b/d, while non-OECD demand is estimated to increase by 1.7% to 55.7 million b/d.

Global oil production in the first quarter of 2023 was 100.8 million b/d, an increase of 2.2% from the first quarter of 2022. OPEC crude oil production averaged 28.8 million b/d in the first quarter of 2023, a decrease of 0.3 million b/d from the fourth quarter of 2022, and an increase of 0.4 million b/d from the first quarter of 2022. Non-OPEC production increased by 1.8 million b/d to 66.7 million b/d in the first quarter of 2023 compared with the first quarter of 2022. Oil production in the U.S. in the first quarter of 2023 increased by 0.1% to 12.5 million b/d compared to the fourth quarter of 2022 and by 1.1% from the first quarter of 2022.

U.S. refinery throughput decreased by 0.7 million b/d to 15.6 million b/d in the first quarter of 2023 compared with the fourth quarter of 2022. U.S. crude oil imports in the first quarter of 2023 decreased by 0.1 million b/d to 6.3 million b/d compared with the first quarter of 2022, with imports from OPEC countries remaining flat and imports from non-OPEC countries decreasing by 0.1 million b/d.

China’s average crude oil imports increased to 12.3 million b/d in March 2023, an increase of 22.5% year over year. First quarter 2023 crude oil imports were up 6.7% compared with the first quarter of 2022.

Total commercial inventory stocks in the OECD increased by 172 million barrels for crude and 66 million barrels for products in the first quarter of 2023 compared with the first quarter of 2022.

During the first quarter of 2023, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 5.7 million dwt as the crude fleet increased by 5.1 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 3.0 million dwt, 0.5 million dwt and 1.6 million dwt, respectively. The product carrier fleet increased by 0.6 million dwt, with MRs growing 0.6 million dwt. Year-over-year, the size of the tanker fleet increased by 22.4 million dwt with the VLCCs, Suezmaxes, Aframaxes and MRs increasing by 11.8 million dwt, 3.6 million dwt, 3.7 million dwt and 3.2 million dwt, respectively. The LR1/Panamax fleet remained flat.

During the first quarter of 2023, the tanker orderbook declined by 2.8 million dwt overall compared with the fourth quarter of 2022. The crude tanker orderbook decreased by 3.6 million dwt, with a decrease in the VLCC and Aframax orderbooks of 3.4 million dwt and 0.5 million dwt, respectively, and an increase in the Suezmax orderbook of 0.3 million dwt. The product carrier orderbook increased by 0.8 million dwt, with increases in the LR1 and MR sectors of 0.3 million dwt and 0.5 million dwt, respectively. Year-over-year, the total tanker orderbook decreased by 15.2 million dwt, with the MR sector remaining flat and all other sectors seeing declines.

The first quarter of 2023 saw a continuation of the strength in rates experienced during 2022, as disruptions in trade flows caused by the Russian invasion of Ukraine positively affected tanker demand. First quarter earnings were significantly over 10-year average rates. Subsequent to the April 2023 announcement of production cuts by OPEC, the markets have weakened, although they still remain historically strong.

INTERNATIONAL SEAWAYS, INC.

Update on Critical Accounting Estimates and Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2023, results from vessel operations increased by $190.9 million to income of $185.3 million from a loss of $5.6 million in the first quarter of 2022. Such increase resulted principally from a $185.3 million period-over-period increase in TCE revenues and a $9.4 million increase in net gains on the disposal of vessels and other assets in the current quarter.

The increase in TCE revenues in the first quarter of 2023 of $185.3 million, or 189%, to $283.3 million from $98.0 million in the first quarter of 2022 reflects an aggregate $181.5 million rates-based increase resulting from higher average daily rates earned across all of INSW’s various fleet sectors.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in results of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income/(loss) from vessel operations for the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2023	2022
TCE revenues	$129,285	$36,475
Vessel expenses	(25,028)	(23,222)
Charter hire expenses	(2,490)	(3,943)
Depreciation and amortization	(17,226)	(15,152)
Adjusted income/(loss) from vessel operations (a)	$84,541	$(5,842)
Average daily TCE rate	$54,390	$15,429
Average number of owned vessels (b)	18.0	20.0
Average number of vessels chartered-in	9.3	9.0
Number of revenue days (c)	2,377	2,364
Number of ship-operating days: (d)
Owned vessels	1,621	1,800
Vessels bareboat chartered-in under leases (e)	833	810
(a)	Adjusted income/(loss) from vessel operations by segment is before general and administrative expenses, third-party debt modification fees and loss/(gain) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secure lease financing arrangements.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,266 and $732 per day for the three months ended March 31, 2023 and 2022, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$46,371	$48,118	$12,269	$45,179
Revenue days	780	112	801	35
Suezmax:
Average rate	$58,191	$31,402	$13,610	$26,618
Revenue days	996	131	1,060	90
Aframax(1):
Average rate	$50,756	$—	$13,216	$—
Revenue days	330	—	307	—
Panamax:
Average rate	$—	$—	$20,551	$—
Revenue days	—	—	70	—
(1)	During the three months ended March 31, 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in Dakota Tankers’ Aframax Pool. Such transitional voyage is excluded from the table above.

During the first quarter of 2023, TCE revenues for the Crude Tankers segment increased by $92.8 million, or 254%, to $129.3 million from $36.5 million in the first quarter of 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $87.6 million due to significantly higher average daily blended rates in these sectors, (ii) a $5.6 million increase in the Crude Tankers Lightering activity, and (iii) a $1.4 million days-based increase in the VLCC and Aframax fleets, which reflected 82 fewer off-hire days in the current period. These increases were partially offset by (iv) a $1.4 million days-based decrease in the Panamax fleet due to the Company’s recycling of its two remaining Panamaxes in April 2022.

Vessel expenses increased by $1.8 million to $25.0 million in the first quarter of 2023 from $23.2 million in the first quarter of 2022. Such increase was principally driven by increased costs of stores, lubricating oils and spares. Charter hire expenses decreased by $1.5 million to $2.5 million from $3.9 million in the first quarter of 2022 due to the impact of the bareboat charters for two of the Company’s Aframaxes being classified as finance leases subsequent to the Company providing notice in December 2022 of its intention to exercise its purchase options under the bareboat charters. Depreciation and amortization increased by $2.1 million to $17.2 million in the current quarter from $15.2 million in the first quarter of 2022 principally as a result of (i) the impact of drydockings and ballast water treatment system and scrubber installations performed during 2022 and the first quarter of 2023, (ii) $0.7 million in amortization in the first quarter of 2023 relating to the two Aframaxes classified as finance leases as discussed above, and (iii) the commencement of depreciation on the first of the Company’s three dual-fuel LNG VLCC newbuilds, which was delivered to the Company in early March 2023. Such increases in depreciation expense were partially offset by decreases related to the recyclings of the Panamaxes in 2022.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $6.0 million for the first quarter of 2023 compared to $0.9 million for the first quarter of 2022, with the increase principally attributable to 122 service support only lighterings being performed during the three months ended March 31, 2023 compared to the 80 performed during the three months ended March 31, 2022. In addition, there was an increase in the average rate earned per operation in the 2023 period compared with the comparable period in 2022.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2023	2022
TCE revenues	$154,035	$61,500
Vessel expenses	(33,741)	(37,094)
Charter hire expenses	(6,310)	(3,367)
Depreciation and amortization	(12,294)	(11,841)
Adjusted income from vessel operations	$101,690	$9,198
Average daily TCE rate	$37,726	$14,362
Average number of owned vessels	39.8	48.2
Average number of vessels chartered-in	7.9	5.6
Number of revenue days	4,083	4,282
Number of ship-operating days:
Owned vessels	3,582	4,341
Vessels bareboat chartered-in under leases (a)	450	257
Vessels time chartered-in under leases	264	245
(a)	Represents an LR2 and MRs that secure lease financing arrangements.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $787 and $618 per day for the three months ended March 31, 2023 and 2022, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$—	$19,108	$—	$17,145
Revenue days	—	90	—	90
LR1(1):
Average rate	$70,838	$—	$20,300	$—
Revenue days	800	—	678	—
MR(2):
Average rate	$31,468	$18,434	$14,030	$15,119
Revenue days	3,087	90	3,115	56
Handy:
Average rate	$—	$—	$12,251	$—
Revenue days	—	—	343	—
(1)	During the 2023 and 2022 periods, each of the Company’s LR1s operated in the Panamax International Pool and transported crude oil cargoes exclusively.
(2)	During the three months ended March 31, 2023 one MR was employed on a transitional voyage in the spot market outside of its ordinary course operations in Norden’s MR Pool due to a change in technical management. Such transitional voyage is excluded from the table above.

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2023, TCE revenues for the Product Carriers segment increased by $92.5 million, or 150%, to $154.0 million from $61.5 million in the first quarter of 2022. The growth in TCE revenues was primarily as a result of substantial period-over-period increases in average daily blended rates earned in the MR and LR1 fleet sectors, which accounted for a rates-based increase of $93.7 million. Also contributing to the increased TCE revenues was a $2.4 million days-based increase in the LR1 fleet, which reflected (i) the delivery of one time chartered-in 2009-built LR1 in February 2022, and (ii) the purchase of a 2011-built LR1 in February 2022. Partially offsetting these quarter-over-quarter increases was a $4.0 million decrease in TCE revenues due to the sales of the Company’s four remaining Handysize vessels during the second quarter of 2022.

Vessel expenses decreased by $3.4 million to $33.7 million in the first quarter of 2023 from $37.1 million in the first quarter of 2022. Such decrease reflects fewer operating days in the current period, which resulted from the sales of the four Handysizes noted above, as well as the sales of four MRs between March 2022 and March 2023. Charter hire expenses increased by $2.9 million to $6.3 million in the current quarter from $3.4 million in the first quarter of 2022, primarily as a result of the time chartered-in LR1 described above and an increased daily rate for a time chartered-in 2008-built LR1 upon the Company’s extension of such time charter in October 2022. Depreciation and amortization increased by $0.5 million to $12.3 million in the current quarter from $11.8 million in the prior year’s quarter. Such increase resulted primarily from the impact of the purchase of the LR1 noted above and increased drydock amortization, offset by the impact of the sales of the Handysize and MR vessels described above.

General and Administrative Expenses

During the first quarter of 2023, general and administrative expenses increased by $1.1 million to $11.2 million from $10.2 million in the first quarter of 2022. The primary drivers for such increase was higher compensation and benefits costs of $1.3 million, of which $0.8 million relates to non-cash stock compensation, and increased travel and entertainment costs of $0.4 million, reflecting further easing of COVID related travel restrictions in 2023 compared to the first quarter of 2022.

Equity in Results of Affiliated Companies

During the three months ended March 31, 2023, equity in results of affiliated companies decreased by $5.6 million compared with the corresponding 2022 period. This decrease was attributable to the sale of the Company’s interest in the FSO joint ventures on June 7, 2022.

Other Income/(Expense)

Other income was $4.3 million for the three months ended March 31, 2023 compared with $0.2 million of other expense for the three months ended March 31, 2022. The current period other income includes $4.1 million of interest income from invested cash, resulting from a significant increase in the average balance of invested cash and the rates earned on such investments during 2023 compared to 2022. Both periods reflect net actuarial gains and currency gains (2023 period) or losses (2022 period) associated with the retirement benefit obligation in the United Kingdom.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Interest before items shown below	$20,741	$11,701
Interest cost on defined benefit pension obligation	330	125
Impact of interest rate hedge derivatives	(2,384)	1,574
Capitalized interest	(1,740)	(660)
Interest expense	$16,947	$12,740

INTERNATIONAL SEAWAYS, INC.

Interest expense was $16.9 million and $12.7 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense increased as a result of (i) higher average floating interest rates during the three months ended March 31, 2023 compared with the corresponding period of 2022, (ii) the impact of two lease financings entered into during the second quarter of 2022 and (iii) post-delivery interest expense related to BoComm Lease Financing. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

As of March 31, 2023, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2023 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2023.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2023. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

INTERNATIONAL SEAWAYS, INC.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income/(loss)	$172,633	$(13,001)
Income tax (benefit)/provision	(1)	4
Interest expense	16,947	12,740
Depreciation and amortization	29,548	27,000
EBITDA	219,127	26,743
Amortization of time charter contracts acquired	—	340
Third-party debt modification fees	407	187
Gain on disposal of vessels and other assets, net of impairments	(10,748)	(1,376)
Write-off of deferred financing costs	166	133
Adjusted EBITDA	$208,952	$26,027

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of March 31, 2023, we had total liquidity on a consolidated basis of $518.6 million comprised of $156.2 million of cash, $105.0 million of short-term investments, and $257.4 million of undrawn revolver capacity. The $18.3 million restricted cash balance represents cash held in escrow in relation to the Company’s exercise of its option to purchase a bareboat chartered-in 2009-built Aframax, the purchase of which closed in early April 2023.

Working capital at March 31, 2023 and December 31, 2022 was $335.1 million and $385.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days, and receivables. Current liabilities include current installments of long-term debt and finance lease liabilities of $173.9 million and $204.7 million at March 31, 2023 and December 31, 2022, respectively.

The Company’s total cash decreased by $69.2 million during the three months ended March 31, 2023. This decrease reflects (i) $98.3 million of cash dividends paid to shareholders, (ii) a $97.0 million debt prepayment made in conjunction with an amendment to the $750 Million Credit Facility, (iii) $10.0 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG VLCCs, net of proceeds from the issuance of related lease financing, (iv) $41.4 million in scheduled principal amortization for the Company’s secured debt facilities and lease financing arrangements, (v) $25.0 million in net cash invested in short-term investments, and (vi) $22.6 million in finance lease liability extinguishments relating to the Company exercising its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. Such cash outflows were offset to a large extent by (i) cash provided by operating activities of $220.8 million, and (ii) proceeds from the disposal of vessels and other assets of $10.3 million, net of the prepayment of associated debt.

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

As of March 31, 2023, we had total debt and finance lease obligations outstanding (net of original issue discount and deferred financing costs) of $951.0 million and net debt to total capitalization of 30.1%, compared with 33.3% at December 31, 2022.

INTERNATIONAL SEAWAYS, INC.

Sources, Uses and Management of Capital

During 2022, as the tanker cycle recovered from the historical lows of 2021, we increased our overall liquidity with vessel sales, a refinancing that increased the capacity of our revolving credit and cash from operations.  With strong market conditions continuing in 2023, we have used incremental liquidity generated from operations to invest in the fleet, reduce debt levels and make returns to shareholders.

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, pay newbuilding construction costs, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a regular quarterly cash dividend, and from time to time, repurchase shares of our common stock and pay supplemental cash dividends.

The following is a summary of the significant capital allocation activities the Company executed during the first quarter of 2023 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

During the first quarter of 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.88 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $98.3 million during the three months ended March 31, 2023. On May 4, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.50 per share of common stock. Both dividends will be paid on June 28, 2023 to stockholders of record as of June 14, 2023.

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million, representing an approximately 45% discount to the current market price of the vessels. The first of the two vessels was purchased in March 2023, and the second in early April 2023.

On March 10, 2023 the Company entered into an amendment to the $750 Million Credit Facility agreement. Pursuant to the amendment, the Company (a) prepaid $97 million of outstanding principal under the $750 Million Facility Term Loan; (b) obtained a release of collateral vessel mortgages over 22 MR product carriers; and (c) received from the lenders additional revolving credit commitments in an aggregate amount of $40 million, which additional commitments constitute an increase to, and are subject to the same terms and conditions as, the previously-existing revolving credit commitments. Following the effectiveness of the amendment, the aggregate principal commitments available under the $750 Million Facility Revolving Loan was $257.4 million (none of which was outstanding) and the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan decreased from $30.2 million to $27.7 million.

On March 14, 2023 the Company sold a 2008-built MR for approximately $20.5 million, saving the Company the cost of having to conduct a third special survey and install a ballast water treatment system on the vessel. The sale also resulted in a mandatory principal prepayment of approximately $9.7 million of the $750 Million Facility Term Loan and a $0.4 million further reduction in the scheduled future quarterly principal amortization.

As of March 31, 2023, the Company has vessel construction commitments for two dual-fuel LNG VLCCs. The Company also has contractual commitments for the purchase and installation of 11 ballast water treatment systems and ten Mewis ducts, and the final outstanding installment payments due for eight ballast water treatment systems that had been installed as of March 31, 2023. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of March 31, 2023, are presented in the Aggregate Contractual Obligations Table below.

INTERNATIONAL SEAWAYS, INC.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 26 unencumbered vessels, and diversified financing sources with debt maturities spread out between 2026 and 2031, positions us to support our operations over the next twelve months as we continue to advance our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2023 follows:

						Beyond
(Dollars in thousands)	2023	2024	2025	2026	2027	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$96,944	$123,597	$116,814	$57,909	$—	$—	$395,264
ING Credit Facility - floating rate(2)	2,698	3,484	3,335	17,773	—	—	27,290
Ocean Yield Lease Financing - floating rate(3)	43,457	55,470	52,706	50,184	48,330	244,267	494,414
COSCO Lease Financing - floating rate(2)	6,804	8,676	8,226	7,777	7,333	24,107	62,923
BoComm Lease Financing - fixed rate(4)	22,512	23,809	23,744	23,743	23,742	189,345	306,895
Toshin Lease Financing - fixed rate(4)	1,860	2,223	2,160	2,160	2,151	9,157	19,711
Hyuga Lease Financing - fixed rate(4)	1,701	2,456	2,232	2,232	2,232	8,576	19,429
Kaiyo Lease Financing - fixed rate(4)	1,688	2,250	2,250	2,410	2,214	6,555	17,367
Kaisha Lease Financing - fixed rate(4)	1,688	2,250	2,438	2,225	2,214	6,715	17,530
Operating lease obligations(5)
Office and other space	159	973	998	1,024	1,077	5,831	10,062
Finance lease obligations(6)
Bareboat Charter-ins	18,329	—	—	—	—	—	18,329
Vessel and vessel betterment commitments(7)	12,458	1,254	—	—	—	—	13,712
Total	$210,298	$226,442	$214,903	$167,437	$89,293	$494,553	$1,402,926
(1)	Amounts shown include contractual interest obligations on $356.6 million of outstanding floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.40%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include contractual interest obligations of outstanding floating rate debts estimated based on the applicable margin plus the effective three-month LIBOR rate as of March 31, 2023 of 4.94% for the COSCO Lease Financing and 4.87% for the ING Credit Facility.
(3)	Amounts shown include contractual interest obligations on $333.9 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $63.5 million of notional principal amount outstanding and the effective three-month LIBOR rate as of March 31, 2023 of 4.80% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters. In addition, BoComm Lease Financing includes 3.5% interest during the construction period and 1% commitment fee, prior to the commencement of the bareboat charter, and post-delivery rate is 4.22%. BoComm Lease Financing amounts include both the outstanding principal amount and the undrawn amount as of March 31, 2023 of $128.8 million and $115.2 million, respectively.

INTERNATIONAL SEAWAYS, INC.

(5)	The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Amount shown includes purchase option price obligation and remaining charter-in commitment for one 2009-built Aframax that is currently bareboat chartered-in. The purchase closed in early April 2023.
(7)	Represents the Company’s commitments under contracts for the purchase and installation of ballast water treatment systems on 11 vessels, and installation of mewis duct systems on ten vessels.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below updates, and should be read together with the risk factors in our 2022 Form 10-K:

Risks Related to Legal and Regulatory Matters

Pending and future tax law changes may result in significant additional taxes to us.

Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control and may result in significant additional taxes to us. For example, various governments and organizations such as the European Union and Organization for Economic Co-operation and Development (or the OECD) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. In January 2019, the OECD announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. The Pillar Two Model Rules are designed to ensure large multinational enterprises (MNEs) that have annual revenues of EUR 750 million or more in at least two of the four fiscal years immediately preceding the tested fiscal year, pay a minimum level of tax on the income arising in each jurisdiction where they operate. In October 2021, more than 130 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. The framework calls for law enactment by OECD and G20 members in 2022 to take effect in 2023 and 2024. Qualifying international shipping income is exempt from many aspects of this framework if the exemption requirements are met. As currently drafted the

INTERNATIONAL SEAWAYS, INC.

exemption requirements are limited to the extent strategic or commercial management of ships are carried on from within the jurisdiction in which the ultimate parent company of a multinational group is domiciled. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules, which are generally consistent with agreement reached by the framework in October 2021. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on large multinational enterprises with revenues of at least €750 million, which generally would go into effect in 2024. These changes, when and if enacted and implemented by various countries in which we do business, could result in additional tax imposed on us or our subsidiaries.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made in the first quarter of 2023 (excluding shares withheld to cover tax withholding liabilities relating to the exercise of stock options and the vesting of outstanding restricted stock units held by certain members of management). See Note 10, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for additional information about the stock repurchase plan and a description of shares withheld to cover the cost of stock options exercised by certain members of management and tax withholding liabilities relating to the vesting of previously-granted equity awards to certain members of management, which is incorporated by reference in this Part II, Item 2.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

4.1

Amended and Restated Rights Agreement, dated as of April 11, 2023, between the Registrant and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2023 and incorporated herein by reference.

*10.1	Form of Amendment No. 8 to Lois K. Zabrocky’s Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference.

*10.2	Form of Amendment No. 5 to Jeffrey D. Pribor’s Employment Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference.

*10.3	Form of Amendment No. 6 to James D. Small III’s Employment Agreement filed as Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated March 14, 2023 and incorporated herein by reference.

*10.4	Form of Amendment No. 7 to Adewale O. Oshodi’s Employment Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference.

10.5

First Amendment dated as of March 10, 2023 to the Credit Agreement dated as of May 20, 2022 among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2023 and incorporated herein by reference.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 5, 2023	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 5, 2023	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer