Form 10-Q
period 2023-06-30
International Seaways, Inc.
filed 2023-08-09
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 7, 2023: common stock, no par value 48,889,609 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$116,023	$243,744
Short-term investments	120,000	80,000
Voyage receivables, net of allowance for credit losses of $56 and $261
including unbilled receivables of $234,392 and $279,567	241,088	289,775
Other receivables	12,840	12,583
Inventories	629	531
Prepaid expenses and other current assets	15,079	8,995
Advance payment on debt	46,427	—
Current portion of derivative asset	7,595	6,987
Total Current Assets	559,681	642,615
Vessels and other property, less accumulated depreciation of $378,341 and $331,903	1,977,639	1,680,010
Vessels construction in progress	—	123,940
Deferred drydock expenditures, net	69,887	65,611
Operating lease right-of-use assets	6,308	8,471
Finance lease right-of-use assets	—	44,391
Pool working capital deposits	32,521	35,593
Long-term derivative asset	4,462	4,662
Other assets	5,158	10,041
Total Assets	$2,655,656	$2,615,334

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$47,044	$51,069
Current portion of operating lease liabilities	452	1,596
Current portion of finance lease liabilities	—	41,870
Current installments of long-term debt	199,785	162,854
Total Current Liabilities	247,281	257,389
Long-term operating lease liabilities	7,539	7,740
Long-term debt	778,266	860,578
Other liabilities	2,296	1,875
Total Liabilities	1,035,382	1,127,582

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 48,889,609 and 49,120,648
shares issued and outstanding	1,487,151	1,502,235
Retained earnings/(accumulated deficit)	127,368	(21,447)
	1,614,519	1,480,788
Accumulated other comprehensive income	5,755	6,964
Total Equity	1,620,274	1,487,752
Total Liabilities and Equity	$2,655,656	$2,615,334

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shipping Revenues:
Pool revenues, including $86,325, $31,114, $178,032 and $54,385
from companies accounted for by the equity method	$247,591	$164,727	$507,169	$248,489
Time charter revenues	26,112	8,133	39,262	14,308
Voyage charter revenues	18,500	15,337	32,902	26,882
	292,203	188,197	579,333	289,679

Operating Expenses:
Voyage expenses	3,868	2,658	7,678	6,165
Vessel expenses	65,151	59,563	123,920	119,880
Charter hire expenses	10,502	7,693	19,302	15,002
Depreciation and amortization	32,445	27,256	61,993	54,256
General and administrative	11,522	10,847	22,768	21,013
Third-party debt modification fees	13	900	420	1,087
Loss/(gain) on disposal of vessels and other assets, net of impairments	26	(8,102)	(10,722)	(9,478)
Total operating expenses	123,527	100,815	225,359	207,925
Income from vessel operations	168,676	87,382	353,974	81,754
Equity in results of affiliated companies	—	(5,162)	—	435
Operating income	168,676	82,220	353,974	82,189
Other income/(expense)	3,381	(574)	7,662	(800)
Income before interest expense and income taxes	172,057	81,646	361,636	81,389
Interest expense	(17,914)	(12,558)	(34,861)	(25,298)
Income before income taxes	154,143	69,088	326,775	56,091
Income tax provision	(381)	(52)	(380)	(56)
Net income	$153,762	$69,036	$326,395	$56,035

Weighted Average Number of Common Shares Outstanding:
Basic	49,029,784	49,602,181	49,083,897	49,586,847
Diluted	49,404,837	49,878,645	49,525,282	49,754,876

Per Share Amounts:
Basic net income per share	$3.13	$1.39	$6.64	$1.13
Diluted net income per share	$3.11	$1.38	$6.59	$1.12

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$153,762	$69,036	$326,395	$56,035
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	3,081	966	(757)	11,728
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(30)	73	(60)	99
Net change in unrecognized actuarial losses	(198)	489	(392)	660
Other comprehensive income/(loss), net of tax	2,853	1,528	(1,209)	12,487
Comprehensive income	$156,615	$70,564	$325,186	$68,522

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$326,395	$56,035
Items included in net income not affecting cash flows:
Depreciation and amortization	61,993	54,256
Loss on write-down of vessels and other assets	—	1,697
Amortization of debt discount and other deferred financing costs	3,128	1,955
Amortization of time charter hire contracts acquired	—	684
Deferred financing costs write-off	721	261
Stock compensation	3,873	2,728
Equity in results of affiliated companies	20	(10,017)
Other – net	(1,560)	(327)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(10,722)	(11,175)
Loss on sale of investments in affiliated companies	—	9,512
Cash distributions from affiliated companies	—	2,250
Payments for drydocking	(18,992)	(25,789)
Insurance claims proceeds related to vessel operations	2,698	2,035
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	48,687	(74,809)
Decrease in deferred revenue	(142)	—
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(1,643)	5,549
Net cash provided by operating activities	414,456	14,845
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(188,068)	(53,801)
Proceeds from disposal of vessels and other property, net	20,070	79,614
Expenditures for other property	(586)	(509)
Investments in short-term time deposits	(175,000)	—
Proceeds from maturities of short-term time deposits	135,000	—
Pool working capital deposits	—	(838)
Proceeds from sale of investments in affiliated companies	—	140,069
Net cash (used in)/provided by investing activities	(208,584)	164,535
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs
Borrowings on long term debt, net of lenders' fees	—	641,050
Repayments of debt	(192,856)	(717,913)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	169,717	60,076
Payments and advance payment on sale and leaseback financing and finance lease	(112,786)	(18,816)
Payments of deferred financing costs	(1,146)	(556)
Repurchase of common stock	(13,948)	—
Cash dividends paid	(177,565)	(8,941)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(5,009)	(1,493)
Net cash used in by financing activities	(333,593)	(46,593)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(127,721)	132,787
Cash, cash equivalents and restricted cash at beginning of year	243,744	98,933
Cash, cash equivalents and restricted cash at end of period	$116,023	$231,720

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit)	Income/(loss)	Interests	Total
For the six months ended
Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$—	$1,487,752
Net income	—	326,395	—	—	326,395
Other comprehensive loss	—	—	(1,209)	—	(1,209)
Dividends declared	—	(177,580)	—	—	(177,580)
Forfeitures of vested restricted stock awards and exercised stock options	(5,009)	—	—	—	(5,009)
Compensation relating to restricted stock awards	491	—	—	—	491
Compensation relating to restricted stock units awards	3,043	—	—	—	3,043
Compensation relating to stock option awards	339	—	—	—	339
Repurchase of common stock	(13,948)	—	—	—	(13,948)
Balance at June 30, 2023	$1,487,151	$127,368	$5,755	$—	$1,620,274

Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net income	—	56,035	—	—	56,035
Other comprehensive income	—	—	12,487	—	12,487
Dividends declared	(8,941)	—	—	—	(8,941)
Forfeitures of vested restricted stock awards	(1,493)	—	—	—	(1,493)
Compensation relating to restricted stock awards	583	—	—	—	583
Compensation relating to restricted stock units awards	1,607	—	—	—	1,607
Compensation relating to stock option awards	538	—	—	—	538
Balance at June 30, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148

For the three months ended
Balance at April 1, 2023	$1,501,516	$52,865	$2,902	$—	$1,557,283
Net income	—	153,762	—	—	153,762
Other comprehensive income	—	—	2,853	—	2,853
Dividends declared	—	(79,259)	—	—	(79,259)
Forfeitures of vested restricted stock awards	(2,390)	—	—	—	(2,390)
Compensation relating to restricted stock awards	223	—	—	—	223
Compensation relating to restricted stock units awards	1,631	—	—	—	1,631
Compensation relating to stock option awards	119	—	—	—	119
Repurchase of common stock	(13,948)	—	—	—	(13,948)
Balance at June 30, 2023	$1,487,151	$127,368	$5,755	$—	$1,620,274

Balance at April 1, 2022	$1,588,606	$(422,339)	$(1,401)	$584	$1,165,450
Net income	—	69,036	—	—	69,036
Other comprehensive income	—	—	1,528	—	1,528
Dividends declared	(5,963)	—	—	—	(5,963)
Forfeitures of vested restricted stock awards	(523)	—	—	—	(523)
Compensation relating to restricted stock awards	287	—	—	—	287
Compensation relating to restricted stock units awards	1,106	—	—	—	1,106
Compensation relating to stock option awards	227	—	—	—	227
Balance at June 30, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of June 30, 2023, the Company’s operating fleet consisted of 74 wholly-owned or lease financed oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash, cash equivalents and restricted cash — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash is nil as of June 30, 2023.

Short-term investments — Short-term investments consist of time deposits with original maturities of between 91 and 364 days.

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2022	$261
Reversal of expected credit losses	(205)
Balance at June 30, 2023	$56

During the three and six months ended June 30, 2023 and 2022, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% and 96% of consolidated voyage receivables at June 30, 2023 and December 31, 2022, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $3.3 million relating to the $750 Million Facility Revolving Loan (See Note 10, “Debt”) as of June 30, 2023 and $6.9 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing as of December 31, 2022, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $14.7 million and $13.4 million as of June 30, 2023 and December 31, 2022, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $1.7 million for the three and six months ended June 30, 2022, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized during the three and six months ended June 30, 2023 totaled $0.5 million and $2.3 million, respectively, and $0.8 million and $1.5 million during the three and six months ended June 30, 2022, respectively. The construction of the Company’s three newbuild dual-fuel LNG VLCCs was completed and the vessels were delivered to the Company between March 2023 and May 2023.

Recently Issued Accounting Standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification. The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2023 and determined that they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 36,668 and 42,745 for the three and six months ended June 30, 2023, respectively, and 70,350 and 78,687 for the three and six months ended June 30, 2022, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30, 2023, there were 516,252 shares of restricted stock units and 257,310 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income allocated to:
Common Stockholders	$153,659	$68,939	$326,124	$55,947
Participating securities	103	97	271	88
	$153,762	$69,036	$326,395	$56,035

For the three and six months ended June 30, 2023 earnings per share calculations, there were 375,053 and 441,385 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2022 earnings per share calculations, there were 276,464 and 168,029 dilutive equity awards outstanding, respectively. Awards of 780,471 and 816,387 for the three and six months ended June 30, 2023, respectively, and 1,245,340 and 1,155,756 for the three and six months ended June 30, 2022, respectively, were not included in the computation of dilutive earnings per share because inclusion of these awards would be anti-dilutive.

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

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2023 and 2022 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2023:
Shipping revenues	$152,168	$140,035	$—	$292,203
Time charter equivalent revenues	148,913	139,422	—	288,335
Depreciation and amortization	19,318	13,101	26	32,445
Loss on disposal of vessels and other assets	25	1	—	26
Adjusted income/(loss) from vessel operations	96,520	83,743	(26)	180,237
Adjusted total assets at June 30, 2023	1,554,542	788,016	—	2,342,558

Three months ended June 30, 2022:
Shipping revenues	$62,107	$126,090	$—	$188,197
Time charter equivalent revenues	59,456	126,083	—	185,539
Depreciation and amortization	15,187	12,044	25	27,256
Gain on disposal of vessels and other assets, net of impairments	(871)	(7,231)	—	(8,102)
Adjusted income/(loss) from vessel operations	15,565	75,487	(25)	91,027
Equity in results of affiliated companies	(5,162)	—	—	(5,162)
Investments in and advances to affiliated companies at June 30, 2022	15,801	24,031	—	39,832
Adjusted total assets at June 30, 2022	1,313,221	802,206	—	2,115,427

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2023:
Shipping revenues	$284,579	$294,754	$—	$579,333
Time charter equivalent revenues	278,197	293,458	—	571,655
Depreciation and amortization	36,544	25,395	54	61,993
Loss/(gain) on disposal of vessels and other assets	25	(10,747)	—	(10,722)
Adjusted income/(loss) from vessel operations	181,061	185,433	(54)	366,440
Expenditures for vessels and vessel improvements	184,021	4,047	—	188,068
Payments for drydocking	3,187	15,805	—	18,992

Six months ended June 30, 2022:
Shipping revenues	$101,717	$187,962	$—	$289,679
Time charter equivalent revenues	95,932	187,582	—	283,514
Depreciation and amortization	30,339	23,885	32	54,256
Loss/(gain) on disposal of vessels and other assets, net of impairments	971	(10,449)	—	(9,478)
Adjusted income/(loss) from vessel operations	9,723	84,685	(32)	94,376
Equity in results of affiliated companies	435	—	—	435
Expenditures for vessels and vessel improvements	26,747	27,054	—	53,801
Payments for drydocking	12,369	13,420	—	25,789

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Time charter equivalent revenues	$288,335	$185,539	$571,655	$283,514
Add: Voyage expenses	3,868	2,658	7,678	6,165
Shipping revenues	$292,203	$188,197	$579,333	$289,679

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Total adjusted income from vessel operations of all segments	$180,237	$91,027	$366,440	$94,376
General and administrative expenses	(11,522)	(10,847)	(22,768)	(21,013)
Third-party debt modification fees	(13)	(900)	(420)	(1,087)
Merger and integration related costs	—		—	—
(Loss)/gain on disposal of vessels and other assets, net of impairments	(26)	8,102	10,722	9,478
Consolidated income from vessel operations	168,676	87,382	353,974	81,754
Equity in results of affiliated companies	—	(5,162)	—	435
Other income/(expense)	3,381	(574)	7,662	(800)
Interest expense	(17,914)	(12,558)	(34,861)	(25,298)
Income before income taxes	$154,143	$69,088	$326,775	$56,091

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Adjusted total assets of all segments	$2,342,558	$2,115,427
Corporate unrestricted cash and cash equivalents	116,023	230,666
Restricted cash	—	1,054
Short-term investments	120,000	—
Advance payment on debt	46,427	—
Other unallocated amounts	30,648	17,094
Consolidated total assets	$2,655,656	$2,364,241

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the six months ended June 30, 2023, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that none of the vessels in the Company’s fleet met held-for-sale criteria as of June 30, 2023 and no held-for-use impairment indicators existed for the Company’s vessels as of March 31, 2023 or June 30, 2023.

The Company recognized a loss of approximately $0.2 million during the first six months ended June 30, 2023, related to the cost to terminate the purchase and installation contract for a ballast water treatment system on a vessel that was sold.

Vessel Acquisitions and Construction Commitments

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million. On March 30, 2023 and April 4, 2023, the Company completed the purchase of the two Aframaxes.

On March 7, 2023, the first of Company’s three newbuild dual-fuel LNG VLCCs was delivered by the shipyard. The second and third of the Company’s three newbuild dual-fuel LNG VLCCs were delivered to the Company on April 11, 2023 and May 24, 2023, respectively. All three vessels commenced employment under seven-year time charter contracts with an oil major shortly after delivery.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 8, 2023, the Company entered into agreements to construct two dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard, subject to certain conditions customary to similar transactions. The two vessels are scheduled for delivery during the second half of 2025. The total construction cost for the vessels will be approximately $115 million, which will be paid for through a combination of long-term financing and available liquidity. The Company also entered into option agreements exercisable during the third quarter of 2023 to construct two other identical vessels at the same shipyard for delivery during the first quarter of 2026.

Disposal/Sales of Vessels

On March 14, 2023, the Company delivered a 2008-built MR to its buyer and recognized a gain of $10.9 million.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of June 30, 2023, all of the six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of June 30, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$32,521

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$32,521

In addition, as of June 30, 2023, the Company had approximately $225.6 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2023.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022	Fair Value Level
Cash and cash equivalents (1)	$116,023	$243,744	Level 1
Short-term investments (2)	120,000	80,000	Level 1
$750 Million Facility Term Loan (3)	(301,751)	(493,565)	Level 2
ING Credit Facility (3)	(21,875)	(22,917)	Level 2
Ocean Yield Lease Financing (3)	(326,626)	(341,106)	Level 2
BoComm Lease Financing (4)	(209,044)	(63,598)	Level 2
Toshin Lease Financing (4)	(13,877)	(14,744)	Level 2
Hyuga Lease Financing (4)	(13,980)	(14,853)	Level 2
COSCO Lease Financing (3)	(45,225)	(47,732)	Level 2
Kaiyo Lease Financing (4)	(12,842)	(13,797)	Level 2
Kaisha Lease Financing (4)	(12,934)	(13,704)	Level 2
(1)	Current restricted cash was nil at June 30, 2023 and December 31, 2022, respectively.
(2)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(3)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(4)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. As of June 30, 2023, approximately $3.4 million of the gain is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

Also, as of June 30, 2023, approximately $1.8 million of the loss with regard to the hybrid instrument associated with the Sinosure Credit Facility that was terminated in November 2021, is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Other receivables
June 30, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$7,595	$4,462	$—	$—	$942
Total	$7,595	$4,462	$—	$—	$942

December 31, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,987	$4,662	$—	$—	$547
Total	$6,987	$4,662	$—	$—	$547

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income, including hedges of equity method investees, for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$5,848	$1,873	$4,393	$10,932
Total other comprehensive income	$5,848	$1,873	$4,393	$10,932

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,204)	$(1,478)	$(3,985)	$(487)

Discontinued hedging instruments:
Interest rate swap	(563)	571	(1,165)	1,153

Total interest expense	$(2,767)	$(907)	$(5,150)	$666

See Note 11, “Accumulated Other Comprehensive Income,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	June 30, 2023	December 31, 2022	Fair Value Level
Derivative Assets (interest rate swaps)	$12,999	$12,196	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $4,673 and $6,400	$297,078	$487,164
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $355 and $416	21,520	22,501
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,924 and $3,198	323,702	337,908
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $4,537 and $917	236,037	71,140
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $333 and $370	14,572	15,215
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $1,060 and $1,187	44,165	46,544
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $294 and $323	14,450	15,093
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $256 and $285	13,212	13,884
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $267 and $298	13,315	13,983
	978,051	1,023,432
Less current portion	(199,785)	(162,854)
Long-term portion	$778,266	$860,578

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 19, 2023, the Company made another mandatory prepayment of $28.9 million towards the $750 Million Facility Term Loan, which resulted in the release of one 2017-built Suezmax vessel from the collateral package. The scheduled future quarterly principal amortization under the $750 Million Facility Term Loan further decreased from $27.3 million to $26.0 million.

BoComm Lease Financing Relating to Dual-Fuel LNG VLCC Newbuilds

On November 15, 2021, the Company and three of its vessel-owning indirect subsidiaries entered into a series of sale and leaseback arrangements with entities affiliated with the Bank of Communications Limited (“BoComm”) in connection with the construction of three dual-fuel LNG VLCC newbuilds (the “BoComm Lease Financing”). BoComm’s obligation to provide funding pursuant to the terms of the sale and leaseback agreements commenced when construction began on the first vessel in November 2021. The three newbuilds were delivered to the Company on March 7, 2023, April 11, 2023, and May 24, 2023, respectively. The BoComm Lease Financing provided the funding of $244.8 million in aggregate ($81.6 million each vessel) over the course of the construction and delivery of the three vessels. Under the lease financing arrangements, each vessel is subject to a seven-year bareboat charter commencing on delivery of each vessel at a bareboat rate of $21,700 per day, with purchase options exercisable commencing at the end of the second year.

Ocean Yield Lease Financing

The lease financing arrangements with Ocean Yield were amended on February 21, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective on the interest rate reset date on May 7, 2023.

ING Credit Facility

The ING Credit Facility was amended on March 27, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective on the interest rate reset date on May 12, 2023.

COSCO Lease Financing

In May 2023, the Company tendered notice of its intention to exercise its options to purchase one 2013-built Aframax and one 2014-built LR2, which were bareboat chartered-in under COSCO Lease Financing arrangements as at June 30, 2023. The aggregate purchase price for the two vessels of $46.4 million, consisted of the $45.2 million remaining debt balance and $1.2 million of purchase option premiums. The Company made an advance payment on June 30, 2023 and the purchase closed on July 3, 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of June 30, 2023.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2023 was $18.2 million and $36.5 million, respectively, and for the three and six months ended June 30, 2022 was $13.3 million and $26.6 million, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2023 was $16.9 million and $36.0 million, respectively, and for the three and six months ended June 30, 2022 was $10.8 million and $22.6 million, respectively. Interest paid for the three and six months ended June 30, 2023 also included $0.7 million and $2.0 million, respectively, of the pre-delivery interest expense paid for the three dual-fuel LNG VLCC newbuilds.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Modifications, Repurchases and Extinguishments

During the first six months of 2023, the Company recognized a net loss of $0.7 million, which is included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net loss reflects (i) a $0.2 million write-off of unamortized deferred financing costs associated with the mandatory principal prepayment of the $750 Million Facility Term Loan in March 2023 in connection with the sale of a 2008-built MR (see Note 5, “Vessels”); and (ii) $0.4 million write-off of unamortized deferred financing costs associated with the mandatory principal prepayment of the $750 Million Facility Term Loan in May 2023 in connection with the release of a 2017-built Suezmax from vessel collateral package.

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

As of June 30, 2023, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2023 calendar year, as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2023.

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

Restricted Common Stock

In June 2023, the Company awarded a total of 26,878 restricted common stock shares to its non-employee directors. The weighted average fair market value of INSW’s stock on the measurement date of such awards was $37.94 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 6, 2024, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units and Stock Options

During the six months ended June 30, 2023, the Company granted 52,890 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair market value of these awards was $51.37 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the time-based RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2023, the Company also awarded 52,890 performance-based RSUs to certain of its senior officers and employees. Each performance-based RSU represents a contingent right to receive shares of INSW common stock based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2026. The weighted average grant date fair value of the awards with performance conditions was determined to be $51.37 per RSU. The weighted average grant date fair value of the TSR-based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $53.65 per RSU.

During the six months ended June 30, 2023, 12,940 stock options were exercised by certain senior officers and employees at an average exercise price of $22.54 per share. After withholdings for taxes and exercise costs, the Company issued a total of 3,319 shares in conjunction with these transactions.

Dividends

On February 27, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.88 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $98.3 million on March 28, 2023.

On May 4, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.50 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $79.3 million on June 28, 2023.

On August 8, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.30 per share of common stock. Both dividends will be paid on September 27, 2023 to stockholders of record as of September 13, 2023.

Share Repurchases

During the three months ended June 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. As of June 30, 2023, the remaining buyback authorization under the Company’s $60.0 million stock repurchase program expiring in December 2023 was $26.1 million. No shares were acquired under repurchase programs during the six months ended June 30, 2022. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 62,045 and 121,337 shares of common stock during the three and six months ended June 30, 2023, respectively, at an average cost of $38.52 and $46.65, respectively, per share (based on the market prices on the dates of vesting or exercise) from employees and certain

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

members of management to cover withholding taxes. Similarly, the Company repurchased 26,753 and 84,479 shares of common stock during the three and six months ended June 30, 2022, respectively, at an average cost of $19.54 and $17.67, respectively, per share.

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

The Company’s Board of Directors may consider an earlier termination of the A&R Rights Agreement if market and other conditions warrant.

Note 11 — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Unrealized gains on derivative instruments	$16,155	$16,912
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,400)	(9,948)
	$5,755	$6,964

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and six months ended June 30, 2023 and 2022 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2023	$13,074	$(10,172)	$2,902
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	5,848	(228)	5,620
Amounts reclassified from accumulated other comprehensive income	(2,767)	—	(2,767)
Balance as of June 30, 2023	$16,155	$(10,400)	$5,755

Balance as of March 31, 2022	$5,899	(7,300)	(1,401)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	1,873	562	2,435
Amounts reclassified from accumulated other comprehensive loss	(907)	—	(907)
Balance as of June 30, 2022	$6,865	$(6,738)	$127

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2022	$16,912	$(9,948)	$6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	4,393	(452)	3,941
Amounts reclassified from accumulated other comprehensive income	(5,150)	—	(5,150)
Balance as of June 30, 2023	$16,155	$(10,400)	$5,755

Balance as of December 31, 2021	$(4,863)	(7,497)	$(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	10,932	759	11,691
Amounts reclassified from accumulated other comprehensive loss	796	—	796
Balance as of June 30, 2022	$6,865	$(6,738)	$127

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company’s					Equity in results of
equity method joint venture investees	$—	$—	$—	$130	affiliated companies
Interest rate swaps entered into by the Company’s subsidiaries	(2,204)	(1,478)	(3,985)	(487)	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company’s subsidiaries	(563)	571	(1,165)	1,153	Interest expense
Total before and net of tax	$(2,767)	$(907)	$(5,150)	$796

At June 30, 2023, the Company expects that it will reclassify $8.2 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of June 30, 2023, the Company is a party to time charter out contracts with customers on four VLCCs, two Suezmaxes, one LR2 and four MRs, with expiry dates ranging from July 2023 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company’s Crude Tanker Lightering Business, and voyage charter contracts that do not meet the definition of a lease are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2023 and 2022:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2023:
Revenues from leases
Pool revenues	$119,639	$127,952	$247,591
Time charter revenues	18,570	7,542	26,112
Voyage charter revenues from non-variable lease payments	1,417	4,541	5,958
Voyage charter revenues from variable lease payments	66	—	66
Revenues from services
Voyage charter revenues from lightering services	12,476	—	12,476
Total shipping revenues	$152,168	$140,035	$292,203

Three months ended June 30, 2022:
Revenues from leases
Pool revenues	$45,166	$119,561	$164,727
Time charter revenues	6,204	1,929	8,133
Voyage charter revenues from non-variable lease payments	2,237	4,593	6,830
Voyage charter revenues from variable lease payments	48	7	55
Revenues from services
Voyage charter revenues from lightering services	8,452	—	8,452
Total shipping revenues	$62,107	$126,090	$188,197

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2023:
Revenues from leases
Pool revenues	$228,438	$278,731	$507,169
Time and bareboat charter revenues	28,256	11,006	39,262
Voyage charter revenues from non-variable lease payments	3,655	4,867	8,522
Voyage charter revenues from variable lease payments	66	150	216
Revenues from services
Voyage charter revenues from lightering services	24,164	—	24,164
Total shipping revenues	$284,579	$294,754	$579,333

Six months ended June 30, 2022:
Revenues from leases
Pool revenues	$72,476	$176,013	$248,489
Time and bareboat charter revenues	9,928	4,380	14,308
Voyage charter revenues from non-variable lease payments(1)	5,081	7,640	12,721
Voyage charter revenues from variable lease payments	62	(71)	(9)
Revenues from services
Voyage charter revenues from lightering services	14,170	—	14,170
Total shipping revenues	$101,717	$187,962	$289,679
(1)	Includes $0.9 million of loss of hire proceeds received during the second quarter of 2022.

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

(Dollars in thousands)	Voyage receivables – Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2023	$9,452	$1,866	$—
Closing balance as of June 30, 2023	2,887	3,536	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2023 and 2022, respectively.

Costs to Obtain or Fulfill a Contract

As of June 30, 2023, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. The expenses recognized during the three and six months ended June 30, 2023 and 2022 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost
Vessel assets
Charter hire expenses	$678	$2,481	$1,745	$4,899

Finance lease cost
Vessel assets
Amortization of right-of-use assets	16	—	731	—
Interest on lease liabilities	3	—	124	—

Office and other space
General and administrative	228	228	456	455
Voyage expenses	45	43	90	86

Short-term lease cost
Vessel assets (1)
Charter hire expenses	5,154	1,533	9,423	3,012
Total lease cost	$6,124	$4,285	$12,569	$8,452
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.6 million and $1.7 million for the three and six months ended June 30, 2023, respectively, compared with $0.7 million and $1.1 million for the three and six months ended June 30, 2022, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,685	$5,035
Finance cash flows used for finance leases	42,284	—

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$6,308	$8,471
Finance lease right-of-use assets	—	44,391

Current portion of operating lease liabilities	$(452)	$(1,596)
Current portion of finance lease liabilities	—	(41,870)
Long-term operating lease liabilities	(7,539)	(7,740)
Total operating and finance lease liabilities	$(7,991)	$(51,206)

Weighted average remaining lease term – operating leases(1)	9.65 years	8.56 years
Weighted average discount rate – operating leases(1)	4.44%	4.13%
(1)	The weighted average remaining lease term and discount rate as of December 31, 2022 exclude finance lease liabilities. Such finance leases had weighted average remaining lease terms of 0.20 years at December 31, 2022 and the annualized weighted average discount rate was 4.78% as of December 31, 2022.

1. Charters-in of vessel assets:

In June 2023, the Company entered a two-year time charter-in contract for one LR1 The vessel was delivered to the Company on July 12, 2023. The minimum lease payments (including both lease and non-lease components) due under this time charter-in will be $5,937, $12,627, and $5,624 in 2023, 2024 and 2025, respectively.

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

Payments of lease liabilities for office and other space as of June 30, 2023 are as follows:

(Dollars in thousands)	Amount
2023(1)	$(105)
2024	1,167
2025	998
2026	1,024
2027	1,077
Thereafter	5,831
Total lease payments	9,992
less imputed interest	(2,001)
Total operating lease liabilities	$7,991

(1) Reflects the impact of lease incentives expected to be received during the second half of 2023 being greater than rental payments due for the balance of 2023.

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for four VLCCs, two Suezmaxes, one Aframax, one LR2 and four MRs, and the related revenue days as of June 30, 2023 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2023	$50,500	1,764
2024	91,515	3,152
2025	58,926	1,922
2026	42,098	1,336
2027	33,945	1,095
Thereafter	75,051	2,421
Future minimum revenues	$352,035	11,690

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

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of June 30, 2023. The MNOPF annual actuarial report as of March 31, 2022, showed the pension scheme funded status as being in surplus and no additional employer contributions were due. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of June 30, 2023. The deficit valuation as of March 31, 2023 is expected to be finalized by June 30, 2024.

Spin-Off Related Agreements

On November 30, 2016, INSW was spun off from OSG as a separate publicly traded company.  In connection with the spin-off, INSW and OSG entered into several agreements, including a separation and distribution agreement, an employee matters agreement and a

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in the year, with the arresting party seeking approximately $24 million in security. The Company is defending itself vigorously against the arrest. As this matter is in the early stages, the Company is currently unable to predict the outcome of this complaint, and no estimate of liability has been accrued for this matter at this time.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including COVID-19;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the A&R Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;

INTERNATIONAL SEAWAYS, INC.

●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our Environmental, Social and Governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	Pending and future tax law changes may result in significant additional taxes to INSW.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, and Aframax crude tankers and LR1, LR2, and MR product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2023, we derived 52% and 49%, respectively, of our TCE revenues from our Crude Tankers segment compared with 32% and 34% for the three and six months ended June 30, 2022, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2023 and 2022 periods.

As of June 30, 2023, the Company’s operating fleet consisted of 74 wholly-owned or lease financed vessels aggregating 8.8 million deadweight tons (“dwt”).

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels available to transport cargo is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. The Company’s revenues are also affected by its vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time or bareboat charter) charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company measures the performance of its fleet of vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 91% and 93% of our total TCE revenues in the spot market for the three and six months ended June 30, 2023, respectively, compared with 96% and 95% for the three and six months ended June 30, 2022, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for four VLCCs, two Suezmaxes, one Aframax, one LR2 and four MRs, as of June 30, 2023 are as follows:

INTERNATIONAL SEAWAYS, INC.

(Dollars in millions)	Amount(1)
2023	$50.5
2024	91.5
2025	58.9
2026	42.1
2027	33.9
Thereafter	75.1
Future minimum revenues	$352.0
(1)	Future minimum revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

The following is a discussion and analysis of our financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2023 at 101.4 million barrels per day (“b/d”), up 2.8% from the same quarter in 2022. The estimate for global oil consumption for 2023 is 102.1 million b/d, an increase of 2.2% over 2022. OECD demand in 2023 is estimated to increase by 0.4% to 46.1 million b/d, while non-OECD demand is estimated to increase by 3.9% to 56.0 million b/d.

Global oil production in the second quarter of 2023 was 101.0 million b/d, an increase of 2.4% from the second quarter of 2022. OPEC crude oil production averaged 28.3 million b/d in the second quarter of 2023, a decrease of 0.5 million b/d from the first quarter of 2023, and a decrease of 0.3 million b/d from the second quarter of 2022. Non-OPEC production increased by 2.6 million b/d to 67.2 million b/d in the second quarter of 2023 compared with the second quarter of 2022. Oil production in the U.S. in the second quarter of 2023 increased by 0.4% to 12.6 million b/d compared to the first quarter of 2023 and by 8.1% from the second quarter of 2022.

U.S. refinery throughput increased by 0.9 million b/d to 16.5 million b/d in the second quarter of 2023 compared with the first quarter of 2023. U.S. crude oil imports in the second quarter of 2023 increased by 0.1 million b/d to 6.2 million b/d compared with the second quarter of 2022, with imports from OPEC countries increasing by 0.2 million b/d and imports from non-OPEC countries decreasing by 0.1 million b/d.

China’s average crude oil imports increased to 12.7 million b/d in June 2023, an increase of 45.3% year over year and a new monthly record high. First half 2023 crude oil imports were up 11.7% compared with the first half of 2022.

Total commercial inventory stocks in the OECD increased by 86 million barrels for crude and 53 million barrels for products in the second quarter of 2023 compared with the second quarter of 2022.

During the second quarter of 2023, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 3.1 million dwt as the crude fleet increased by 2.5 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 1.5 million dwt, 0.3 million dwt and 0.7 million dwt, respectively. The product carrier fleet increased by 0.6 million dwt, with MRs growing 0.6 million dwt. Year-over-year, the size of the tanker fleet increased by 19.5 million dwt with the VLCCs, Suezmaxes, Aframaxes, Panamaxes and MRs increasing by 9.1 million dwt, 2.8 million dwt, 4.3 million dwt, 0.3 million dwt and 3.1 million dwt, respectively.

During the second quarter of 2023, the tanker orderbook increased by 5.6 million dwt overall compared with the first quarter of 2023. The crude tanker orderbook increased by 4.3 million dwt, with a decrease in the VLCC orderbook of 1.5 million dwt, and increases in the Suezmax and Aframax orderbooks of 2.7 million dwt and 3.1 million dwt, respectively. The product carrier orderbook increased by 1.3 million dwt, with increases in the LR1 and MR sectors of 0.5 million dwt and 0.9 million dwt, respectively. Year-over-year, the total tanker orderbook decreased by 2.4 million dwt, with VLCC decreasing by 9.7 million dwt and increases in Suezmaxes, Aframaxes, Panamaxes and LR1s of 2.1 million dwt, 3.1 million dwt, 0.4 million dwt and 1.8 million dwt, respectively.

Second quarter of 2023 rates were somewhat lower than in the first quarter of 2023, largely due to OPEC cuts announced in April 2023, although still significantly over 10-year average rates and cash breakeven levels, reflecting the impact of the disruptions in trade flows caused by the Russian invasion of Ukraine on tanker demand.

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

INTERNATIONAL SEAWAYS, INC.

Results from Vessel Operations:

During the second quarter of 2023, income from vessel operations increased by $81.3 million to $168.7 million from $87.4 million in the second quarter of 2022. Such increase resulted principally from a $102.8 million quarter-over-quarter increase in TCE revenues, partially offset by a $8.1 million decrease in net gains on the disposal of vessels and other assets, and increased vessel expenses and depreciation and amortization in the current quarter.

The increase in TCE revenues in the second quarter of 2023 of $102.8 million, or 55%, to $288.3 million from $185.5 million in the second quarter of 2022 reflects an aggregate $100.3 million rates-based increase resulting from higher average daily rates earned across all of INSW’s various fleet sectors, with the exception of the MR fleet.

During the first half of 2023, income from vessel operations increased by $272.2 million to $354.0 million from $81.8 million in the first half of 2022. Such increase was driven principally by a $288.1 million increase in TCE revenues, partially offset by increased depreciation and amortization in the current period.

The increase in TCE revenues in the first half of 2023 of $288.1 million, or 102%, to $571.7 million from $283.5 million in the first half of 2022 reflects an aggregate $280.7 million rates-based increase resulting from higher average daily rates earned across all of INSW’s various fleet sectors.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2023	2022	2023	2022
TCE revenues	$148,913	$59,456	$278,197	$95,932
Vessel expenses	(29,015)	(24,588)	(54,042)	(47,811)
Charter hire expenses	(4,060)	(4,116)	(6,550)	(8,059)
Depreciation and amortization	(19,318)	(15,187)	(36,544)	(30,339)
Adjusted income from vessel operations (a)	$96,520	$15,565	$181,061	$9,723
Average daily TCE rate	$56,750	$25,279	$55,628	$20,342
Average number of owned vessels (b)	20.0	18.2	19.0	19.1
Average number of vessels chartered-in	9.5	9.1	9.4	9.1
Number of revenue days (c)	2,624	2,352	5,001	4,716
Number of ship-operating days: (d)
Owned vessels	1,816	1,658	3,438	3,458
Vessels bareboat chartered-in under leases (e)	846	819	1,679	1,629
Vessels spot chartered-in under operating leases (f)	16	13	16	13
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees and loss/(gain) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secure lease financing arrangements.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in one vessel under an operating lease during the three and six months ended June 30, 2023 and 2022, respectively, for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $690 and $806 per day for the three months ended June 30, 2023 and 2022, respectively, and $977 and $768 per day for the six months ended June 30, 2023 and 2022, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$52,307	$43,056	$16,441	$43,903
Revenue days	781	294	808	91
Suezmax:
Average rate	$61,267	$30,990	$23,684	$26,698
Revenue days	988	181	963	91
Aframax:
Average rate	$53,482	$—	$34,116	$—
Revenue days	364	—	326	—

Six Months Ended June 30,
VLCC:
Average rate	$49,342	$44,452	$14,364	$44,260
Revenue days	1,561	406	1,609	126
Suezmax:
Average rate	$59,723	$31,163	$18,405	$26,658
Revenue days	1,984	312	2,023	181
Aframax(1):
Average rate	$52,184	$—	$23,979	$—
Revenue days	694	—	633	—
Panamax:
Average rate	$—	$—	$20,356	$—
Revenue days	—	—	70	—
(1)	During the six months ended June 30, 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Dakota Tankers’ Aframax Pool. Such transitional voyage is excluded from the table above.

During the second quarter of 2023, TCE revenues for the Crude Tankers segment increased by $89.5 million, or 150%, to $148.9 million from $59.5 million in the second quarter of 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $79.3 million due to significantly higher average daily blended rates in these sectors, (ii) a $3.9 million increase in the Crude Tankers Lightering business, (iii) an aggregate $3.9 million days-based increase in the Suezmax and Aframax fleets, which reflected 153 fewer off-hire days in the current period and (iv) a $3.2 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023.

Vessel expenses increased by $4.4 million to $29.0 million in the second quarter of 2023 from $24.6 million in the second quarter of 2022. Such increase reflects the VLCC newbuild deliveries described above. Charter hire expenses decreased marginally due to the impact of the bareboat charters for two of the Company’s Aframaxes being classified as finance leases subsequent to the Company providing notice in December 2022 of its intention to exercise its purchase options under the bareboat charters (such options were ultimately executed in March 2023 and April 2023), offset to a large extent by increased charter hire expense in the Crude Tankers Lightering business. Depreciation and amortization increased by $4.1 million to $19.3 million in the current quarter from $15.2 million in the first quarter of 2022 principally as a result of (i) the impact of drydockings and ballast water treatment system and

INTERNATIONAL SEAWAYS, INC.

scrubber installations performed during 2022 and the first two quarters of 2023, (ii) $0.7 million in depreciation in the second quarter of 2023 relating to the two Aframaxes purchased by the Company as noted above, and (iii) $2.0 million relating to the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.2 million for the second quarter of 2023 compared with $3.1 million for the second quarter of 2022. The increase reflects an increase in the average rate earned per operation in the 2023 period compared with the comparable period in 2022. Activity levels were largely consistent period-over-period, with 103 service support only lighterings and one full-service lightering being performed during the three months ended June 30, 2023 compared to the 104 service support only lighterings and one full-service lightering that were performed during the three months ended June 30, 2022.

During the first six months of 2023, TCE revenues for the Crude Tankers segment increased by $182.3 million, or 190%, to $278.2 million from $95.9 million in the first six months of 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $167.7 million due to significantly higher average daily blended rates in these sectors, (ii) a $9.5 million increase in the Crude Tankers Lightering business, (iii) an aggregate $3.7 million days-based increase in the Suezmax and Aframax fleets, which reflected 181 fewer off-hire days in the current period and (iv) a $3.6 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds noted above. These increases were partially offset by (v) a $2.3 million days-based decrease in the Panamax fleet due to the Company’s recycling of its two remaining Panamaxes in April 2022.

Vessel expenses increased by $6.2 million to $54.0 million in the first half of 2023 from $47.8 million in the first half of 2022. Such increase was principally driven by the VLCC newbuild deliveries described above, along with increased costs of stores, lubricating oils and spares due to the timing of delivery. Charter hire expenses decreased by $1.5 million in the current year’s period principally due to the impact of the transactions relating to the two previously bareboat chartered-in Aframaxes detailed above, partially offset by a $1.6 million increase of charter hire expense in the Crude Tankers Lightering business. Depreciation and amortization increased by $6.2 million to $36.5 million in the six months ended June 30, 2023 from $30.3 million in the prior year’s comparable period. The drivers of the increase were consistent with those which drove the quarter-over-quarter increase described above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $11.1 million for the first half of 2023 compared to $4.0 million for the first half of 2022, with the increase reflecting an increase in the average rate earned per operation in the 2023 period compared with the comparable period in 2022. Incremental lightering activity levels in the current year’s period also contributed to the increase, as one full-service lightering and 225 service support only lighterings were performed in the first half of 2023, as compared with one full-service lightering and 184 service support only lighterings in the first half of 2022.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2023	2022	2023	2022
TCE revenues	$139,422	$126,083	$293,458	$187,582
Vessel expenses	(36,136)	(34,975)	(69,878)	(72,069)
Charter hire expenses	(6,442)	(3,577)	(12,752)	(6,943)
Depreciation and amortization	(13,101)	(12,044)	(25,395)	(23,885)
Adjusted income from vessel operations	$83,743	$75,487	$185,433	$84,685
Average daily TCE rate	$33,507	$28,244	$35,597	$21,448
Average number of owned vessels	39.0	44.0	39.4	46.1
Average number of vessels chartered-in	7.6	6.9	7.7	6.2
Number of revenue days	4,161	4,464	8,244	8,746
Number of ship-operating days:
Owned vessels	3,549	4,005	7,131	8,346
Vessels bareboat chartered-in under leases (a)	455	382	905	639
Vessels time chartered-in under leases	234	246	497	491
(a)	Represents an LR2 and MRs that secure lease financing arrangements.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $802 and $563 per day for the three months ended June 30, 2023 and 2022, respectively, and $794 and $598 per day

INTERNATIONAL SEAWAYS, INC.

for the six months ended June 30, 2023 and 2022, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2(1):
Average rate	$25,594	$17,829	$—	$17,143
Revenue days	41	50	—	91
LR1(2):
Average rate	$63,608	$—	$25,910	$—
Revenue days	780	—	787	—
MR(3):
Average rate	$28,331	$20,819	$30,436	$19,175
Revenue days	2,954	309	3,386	19
Handy:
Average rate	$—	$—	$19,521	$—
Revenue days	—	—	126	—

Six Months Ended June 30,
LR2(1):
Average rate	$25,594	$18,588	$—	$17,144
Revenue days	41	140	—	181
LR1(2):
Average rate	$67,271	$—	$23,314	$—
Revenue days	1,580	—	1,465	—
MR(3):
Average rate	$29,934	$20,283	$22,576	$16,148
Revenue days	6,041	399	6,501	75
Handy:
Average rate	$—	$—	$14,200	$—
Revenue days	—	—	469	—
(1)	During the three and six months ended June 30, 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the expiry of its time charter and prior to joining the Hafnia LR2 Pool.
(2)	In order to take advantage of market conditions and optimize economic performance, during the 2023 and 2022 periods, management employed all of the Company’s LR1 product carriers, which currently operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes.
(3)	During the three and six months ended June 30, 2023 one MR was employed on transitional voyages in the spot market outside of its ordinary course operations in Norden’s MR Pool due to a change in technical management. Such transitional voyages are excluded from the table above.

During the second quarter of 2023, TCE revenues for the Product Carriers segment increased by $13.3 million, or 11%, to $139.4 million from $126.1 million in the second quarter of 2022. The growth in TCE revenues was primarily as a result of a significant quarter-over-quarter increase in average daily rates earned in the LR1 fleet sector, which accounted for a rates-based increase of $29.2 million. Partially offsetting such increase was (i) an $8.5 million rates-based decrease in the MR sector due to lower daily rates earned in the current quarter, (ii) a $5.0 million days-based decline in the MR sector, which reflected the sales of three MRs between May 2022 and March 2023, and (iii) a $2.4 million decrease in TCE revenues due to the sales of the Company’s four remaining Handysize vessels during the second quarter of 2022.

INTERNATIONAL SEAWAYS, INC.

Vessel expenses increased by $1.2 million to $36.1 million in the second quarter of 2023 from $35.0 million in the second quarter of 2022. Such increase reflects an increase in costs for stores and spares, partially offset by the MR and Handysize sales referenced above. Charter hire expenses increased by $2.9 million to $6.4 million in the current quarter from $3.6 million in the second quarter of 2022, primarily as a result of increased daily rates for two time chartered-in LR1s upon the Company’s extension of such time charters in October 2022 and May 2023, respectively. Depreciation and amortization increased by $1.1 million to $13.1 million in the current quarter from $12.0 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization, offset by the impact of the sales of the MR and Handysize vessels described above.

During the first half of 2023, TCE revenues for the Product Carriers segment increased by $105.9 million, or 56%, to $293.5 million from $187.6 million in the first half of 2022. The growth in TCE revenues was primarily as a result of a substantial period-over-period increases in average daily blended rates earned in the LR1 and MR fleet sectors, which accounted for a rates-based increase of $112.5 million. Also contributing to the increased TCE revenues was a $2.6 million days-based increase in the LR1 fleet, which reflected (i) a net increase in time chartered-in days, and (ii) the purchase of a 2011-built LR1 in February 2022. Partially offsetting such increases was a $9.7 million days-based decrease in the MR and Handysize sectors, principally due to vessel sales noted above.

Charter hire expenses increased by $5.8 million in the first six months of 2023 to $12.8 million compared to $6.9 million in the corresponding 2022 period, due to an increase in LR1 chartered-in days and their associated daily rates in the current year’s period as discussed above. Depreciation and amortization increased by $1.5 million to $25.4 million in the current period from $23.9 million in the prior year’s period. Such increase resulted from the purchase of the LR1, increased drydock amortization, and the MR and Handysize sales described above.

General and Administrative Expenses

During the second quarter of 2023, general and administrative expenses increased by $0.7 million to $11.5 million from $10.8 million in the second quarter of 2022. The primary driver for such increase was higher compensation and benefits costs of $0.5 million, of which $0.4 million relates to non-cash stock compensation.

For the six months ended June 30, 2023, general and administrative expenses increased by $1.8 million to $22.8 million from $21.0 million for the same period in 2022. The primary drivers for such increase was higher compensation and benefits costs of $1.8 million, of which $1.1 million relates to non-cash stock compensation, and increased travel and entertainment costs of $0.4 million, reflecting further easing of COVID related travel restrictions in 2023 compared to the first half of 2022.

Equity in Results of Affiliated Companies

The Company sold its interest in the FSO joint ventures on June 7, 2022. During the three and six months ended June 30, 2022, equity in results of affiliated companies was a loss of $5.2 million and income of $0.4 million, respectively, which reflected the Company’s recognition of a loss on the sale of $9.5 million.

Other Income/(Expense)

Other income was $3.4 million and $7.7 million for the three and six months ended June 30, 2023, respectively, compared with $0.6 million and $0.8 million of other expenses for the three and six months ended June 30, 2022. Other income for the current 2023 periods includes $3.5 million and $7.6 million, respectively, of interest income on invested cash, which reflects the impact of a significant increase in the average balance of invested cash and the rates earned on such investments during three and six months ended June 30, 2023 compared to the corresponding periods of 2022. Both periods also reflect net actuarial gains and currency gains (2023 period) or losses (2022 period) associated with the retirement benefit obligation in the United Kingdom. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for information related to the write-off of unamortized deferred financing costs associated with mandatory principal prepayments included in other income/(expense) in the 2023 periods.

INTERNATIONAL SEAWAYS, INC.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest before items shown below	$21,007	$14,193	$41,749	$25,895
Interest cost on defined benefit pension obligation	215	117	545	241
Impact of interest rate hedge derivatives	(2,767)	(907)	(5,151)	667
Capitalized interest	(541)	(845)	(2,282)	(1,505)
Interest expense	$17,914	$12,558	$34,861	$25,298

Interest expense increased in the 2023 periods compared to the corresponding 2022 periods presented in the table above as a result of (i) higher average floating interest rates during the three and six months ended June 30, 2023 compared with the corresponding period of 2022, (ii) the impact of two lease financings entered into during the second quarter of 2022 and (iii) the post-delivery interest expense related to BoComm Lease Financing. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2023 calendar year as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2023.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2023. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$153,762	$69,036	$326,395	$56,035
Income tax provision	381	52	380	56
Interest expense	17,914	12,558	34,861	25,298
Depreciation and amortization	32,445	27,256	61,993	54,256
EBITDA	204,502	108,902	423,629	135,645
Amortization of time charter contracts acquired	—	344	—	684
Third-party debt modification fees	13	900	420	1,087
(Loss)/gain on disposal of vessels and other assets, net of impairments	26	(8,102)	(10,722)	(9,478)
Loss on sale of investments in affiliated companies	—	9,512	—	9,512
Write-off of deferred financing costs	555	128	721	261
Adjusted EBITDA	$205,096	$111,684	$414,048	$137,711

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of June 30, 2023, we had total liquidity on a consolidated basis of $493.5 million comprised of $116.0 million of cash, $120.0 million of short-term investments, and $257.4 million of undrawn revolver capacity.

Working capital at June 30, 2023 and December 31, 2022 was $312.4 million and $385.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days, receivables, and an advance payment on debt. Current liabilities include current installments of long-term debt and finance lease liabilities of $199.8 million and $204.7 million at June 30, 2023 and December 31, 2022, respectively.

The Company’s total cash decreased by $127.7 million during the six months ended June 30, 2023. This decrease reflects (i) $177.6 million of cash dividends paid to shareholders, (ii) $13.9 million of shares repurchased, (iii) a $97.0 million debt prepayment made in conjunction with an amendment to the $750 Million Credit Facility, (iv) a $28.9 million debt prepayment made to $750 Million Credit Facility, which resulted in the release of one Suezmax vessel from the collateral package, (v) a $46.4 million of advance payment on the COSCO Lease Financing on June 30, 2023, (vi) $18.9 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG VLCCs, net of proceeds from the issuance of related lease financing, (vii) $81.4 million in scheduled principal amortization for the Company’s secured debt facilities and lease financing arrangements, (viii) $40.0 million in net cash invested in short-term investments, and (ix) $42.3 million in finance lease liability extinguishments relating to the Company exercising its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. Such cash outflows were offset to a large extent by (i) cash provided by operating activities of $414.5 million, and (ii) proceeds from the disposal of vessels and other assets of $10.7 million, net of the prepayment of associated debt.

INTERNATIONAL SEAWAYS, INC.

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

As of June 30, 2023, we had total debt outstanding (net of original issue discount and deferred financing costs) of $978.1 million and net debt to total capitalization of 30.0%, compared with 33.3% at December 31, 2022.

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

The following is a summary of the significant capital allocation activities the Company executed during the first six months of 2023 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

On February 27, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.88 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $98.3 million on March 28, 2023. On May 4, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.50 per share of common stock. Pursuant to such dividend declarations, the Company made dividend payments totaling $79.3 million on June 28, 2023. On August 8, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.30 per share of common stock. Both dividends will be paid on September 27, 2023 to stockholders of record as of September 13, 2023.

During the three months ended June 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million.

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million, representing an approximately 45% discount to the market price of the vessels. The first of the two vessels was purchased in March 2023, and the second in early April 2023.

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

INTERNATIONAL SEAWAYS, INC.

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

On May 19, 2023, the Company made another mandatory principal prepayment of $28.9 million towards the $750 Million Facility Term Loan, which resulted in the release of a 2017-built Suezmax vessel from the collateral package and the further reduction in the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan from $27.3 million to $26.0 million.

In May 2023, the Company tendered notice of its intention to exercise its options to purchase one 2013-built Aframax and one 2014-built LR2, which were bareboat chartered-in under the COSCO Lease Financing arrangement as at June 30, 2023. The $46.4 million aggregate purchase price for the two vessels consisted of the $45.2 million remaining debt balance of the COSCO Lease Financing and $1.2 million of purchase option premiums. The Company paid the aggregate purchase price in advance on June 30, 2023 and the transaction closed on July 3, 2023.

As of June 30, 2023, the Company has contractual commitments for the purchase and installation of 11 ballast water treatment systems and ten Mewis ducts, and the final outstanding installment payments due for four ballast water treatment systems that had been installed as of June 30, 2023. The Company’s debt service commitments and aggregate purchase commitments for vessel betterments as of June 30, 2023, are presented in the Aggregate Contractual Obligations Table below.

On August 8, 2023, the Company entered into agreements to construct two dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard, subject to certain conditions customary to similar transactions. The two vessels are scheduled for delivery during the second half of 2025. The total construction cost for the vessels will be approximately $115 million, which will be paid for through a combination of long-term financing and available liquidity. The Company also entered into option agreements exercisable during the third quarter of 2023 to construct two other identical vessels at the same shipyard for delivery during the first quarter of 2026.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 30 unencumbered vessels, and diversified financing sources with debt maturities spread out between 2026 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve the optimal mix of spot (voyage charter) and long-term (time charter) charters and our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2023 follows:

						Beyond
(Dollars in thousands)	2023	2024	2025	2026	2027	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$60,584	$116,622	$110,364	$42,645	$—	$—	$330,215
ING Credit Facility - floating rate(2)	1,859	3,579	3,424	17,852	—	—	26,714
Ocean Yield Lease Financing - floating rate(3)	29,340	56,325	53,501	51,063	49,512	247,309	487,050
COSCO Lease Financing - floating rate(4)	45,225	—	—	—	—	—	45,225
BoComm Lease Financing - fixed rate(5)	11,978	23,826	23,762	23,762	23,762	189,860	296,950
Toshin Lease Financing - fixed rate(5)	1,116	2,223	2,160	2,160	2,151	9,157	18,967
Hyuga Lease Financing - fixed rate(5)	1,134	2,456	2,232	2,232	2,232	8,576	18,862
Kaiyo Lease Financing - fixed rate(5)	1,125	2,250	2,250	2,410	2,214	6,555	16,804
Kaisha Lease Financing - fixed rate(5)	1,125	2,250	2,438	2,225	2,214	6,715	16,967
Operating lease obligations
Time Charter-ins	5,937	12,627	5,624	—	—	—	24,188
Office and other space(6)	(105)	1,167	998	1,024	1,077	5,831	9,992
Vessel betterment commitments(7)	8,582	1,254	—	—	—	—	9,836
Total	$167,900	$224,579	$206,753	$145,373	$83,162	$474,003	$1,301,770
(1)	Amounts shown include contractual interest obligations on $301.8 million of outstanding floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.40%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin, plus credit adjustment spread of 0.26% and plus the effective three-month SOFR rate as of June 30, 2023 of 5.10% for the ING Credit Facility.
(3)	Amounts shown include contractual interest obligations on $326.6 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $91.0 million of notional principal amount outstanding and the effective three-month SOFR rate as of June 30, 2023 of 5.08% and 0.26% of credit adjustment spread for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin plus the effective three-month LIBOR rate as of June 30, 2023 of 5.56% for the COSCO Lease Financing.
(5)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(6)	The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(7)	Represents the Company’s commitments under contracts for the purchase and installation of ballast water treatment systems on 11 vessels, and installation of mewis duct systems on ten vessels.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the first six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. As of June 30, 2023, the maximum number of shares that may still be purchased under the program is 681,553 shares, which was determined by dividing the remaining buyback authorization ($26.0 million) by the June 30, 2023 closing price of the Company’s common stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

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

Item 4.       Mine Safety Disclosures

Not applicable.

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

On June 6, 2023, Mr. Jeffrey Pribor, the Company’s Chief Financial Officer, Senior Vice President and Treasurer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange act of 1934, as amended (the “Plan”). The Plan provides for sale of up to 12,000 shares of our Common Stock beginning on October 2, 2023 until December 31, 2024 or when all of the shares have been sold. The Plan was adopted in accordance with our insider trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

During the second quarter of 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 9, 2023	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 9, 2023	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer