Form 10-Q
period 2023-09-30
International Seaways, Inc.
filed 2023-11-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Former name, former address and former fiscal year, if changed since last report

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 3, 2023: common stock, no par value 48,909,009 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$138,976	$243,744
Short-term investments	75,000	80,000
Voyage receivables, net of allowance for credit losses of $129 and $261
including unbilled receivables of $212,340 and $279,567	219,827	289,775
Other receivables	11,285	12,583
Inventories	1,143	531
Prepaid expenses and other current assets	11,567	8,995
Current portion of derivative asset	7,092	6,987
Vessels held for sale	8,985	—
Total Current Assets	473,875	642,615
Vessels and other property, less accumulated depreciation of $404,280 and $331,903	1,947,740	1,680,010
Vessels construction in progress	—	123,940
Deferred drydock expenditures, net	72,314	65,611
Operating lease right-of-use assets	22,738	8,471
Finance lease right-of-use assets	—	44,391
Pool working capital deposits	33,501	35,593
Long-term derivative asset	4,520	4,662
Other assets	6,334	10,041
Total Assets	$2,561,022	$2,615,334

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$42,850	$51,069
Current portion of operating lease liabilities	9,784	1,596
Current portion of finance lease liabilities	—	41,870
Current installments of long-term debt	134,703	162,854
Total Current Liabilities	187,337	257,389
Long-term operating lease liabilities	14,021	7,740
Long-term debt	706,999	860,578
Other liabilities	2,588	1,875
Total Liabilities	910,945	1,127,582

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 48,893,133 and 49,120,648
shares issued and outstanding	1,489,041	1,502,235
Retained earnings/(accumulated deficit)	155,877	(21,447)
	1,644,918	1,480,788
Accumulated other comprehensive income	5,159	6,964
Total Equity	1,650,077	1,487,752
Total Liabilities and Equity	$2,561,022	$2,615,334

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shipping Revenues:
Pool revenues, including $72,877, $52,722, $250,909 and $107,106
from companies accounted for by the equity method	$194,465	$215,240	$701,634	$463,729
Time charter revenues	27,587	8,487	66,849	22,795
Voyage charter revenues	19,656	13,102	52,558	39,984
	241,708	236,829	821,041	526,508

Operating Expenses:
Voyage expenses	5,756	2,283	13,434	8,448
Vessel expenses	64,596	58,565	188,516	178,445
Charter hire expenses	11,297	7,797	30,599	22,799
Depreciation and amortization	33,363	27,728	95,356	81,984
General and administrative	12,314	11,839	35,082	32,852
Third-party debt modification fees	148	71	568	1,158
Loss/(gain) on disposal of vessels and other assets, net of impairments	74	139	(10,648)	(9,339)
Total operating expenses	127,548	108,422	352,907	316,347
Income from vessel operations	114,160	128,407	468,134	210,161
Equity in results of affiliated companies	—	(1)	—	434
Operating income	114,160	128,406	468,134	210,595
Other income/(expense)	646	360	8,308	(440)
Income before interest expense and income taxes	114,806	128,766	476,442	210,155
Interest expense	(16,817)	(15,332)	(51,678)	(40,630)
Income before income taxes	97,989	113,434	424,764	169,525
Income tax provision	(52)	(7)	(432)	(63)
Net income	$97,937	$113,427	$424,332	$169,462

Weighted Average Number of Common Shares Outstanding:
Basic	48,861,356	49,312,716	49,008,901	49,493,315
Diluted	49,275,022	49,743,700	49,442,825	49,758,196

Per Share Amounts:
Basic net income per share	$2.00	$2.30	$8.65	$3.42
Diluted net income per share	$1.99	$2.28	$8.58	$3.40

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$97,937	$113,427	$424,332	$169,462
Other comprehensive (loss)/income, net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	(968)	10,112	(1,725)	21,840
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	49	78	(11)	177
Net change in unrecognized actuarial losses	323	516	(69)	1,176
Other comprehensive (loss)/income, net of tax	(596)	10,706	(1,805)	23,193
Comprehensive income	$97,341	$124,133	$422,527	$192,655

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$424,332	$169,462
Items included in net income not affecting cash flows:
Depreciation and amortization	95,356	81,984
Loss on write-down of vessels and other assets	—	1,697
Amortization of debt discount and other deferred financing costs	4,491	3,630
Amortization of time charter hire contracts acquired	—	842
Deferred financing costs write-off	1,952	610
Stock compensation	5,912	4,447
Equity in results of affiliated companies	20	(10,017)
Other – net	(2,140)	(774)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(10,648)	(11,036)
Loss on extinguishment of debt	1,323	—
Loss on sale of investments in affiliated companies	—	9,513
Cash distributions from affiliated companies	—	2,250
Payments for drydocking	(27,622)	(36,280)
Insurance claims proceeds related to vessel operations	2,858	4,545
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	69,948	(123,045)
Increase in deferred revenue	911	1,009
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(3,774)	7,364
Net cash provided by operating activities	562,919	106,201
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(192,218)	(87,603)
Proceeds from disposal of vessels and other property, net	20,036	79,476
Expenditures for other property	(1,035)	(674)
Investments in short-term time deposits	(210,000)	(80,000)
Proceeds from maturities of short-term time deposits	215,000	—
Pool working capital deposits	(1,334)	1,862
Proceeds from sale of investments in affiliated companies	—	138,966
Net cash (used in)/provided by investing activities	(169,551)	52,027
Cash Flows from Financing Activities:
Issuance of debt, net of issuance and deferred financing costs
Borrowings on long term debt, net of lenders' fees	—	641,050
Borrowings on revolving credit facilities	50,000	—
Repayments of debt	(323,685)	(744,034)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	169,717	88,791
Payments on sale and leaseback financing and finance lease	(123,732)	(28,640)
Payments of deferred financing costs	(3,006)	(782)
Premium and fees on extinguishment of debt	(1,323)	—
Repurchase of common stock	(13,948)	(20,017)
Cash dividends paid	(247,001)	(14,830)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(5,158)	(3,174)
Net cash used in by financing activities	(498,136)	(81,636)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(104,768)	76,592
Cash, cash equivalents and restricted cash at beginning of year	243,744	98,933
Cash, cash equivalents and restricted cash at end of period	$138,976	$175,525

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit)	Income/(loss)	Interests	Total
For the nine months ended
Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$—	$1,487,752
Net income	—	424,332	—	—	424,332
Other comprehensive loss	—	—	(1,805)	—	(1,805)
Dividends declared	—	(247,008)	—	—	(247,008)
Forfeitures of vested restricted stock awards and exercised stock options	(5,158)	—	—	—	(5,158)
Compensation relating to restricted stock awards	768	—	—	—	768
Compensation relating to restricted stock units awards	4,688	—	—	—	4,688
Compensation relating to stock option awards	456	—	—	—	456
Repurchase of common stock	(13,948)	—	—	—	(13,948)
Balance at September 30, 2023	$1,489,041	$155,877	$5,159	$—	$1,650,077

Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net income	—	169,462	—	—	169,462
Other comprehensive income	—	—	23,193	—	23,193
Dividends declared	(14,827)	—	—	—	(14,827)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(3,174)	—	—	—	(3,174)
Compensation relating to restricted stock awards	902	—	—	—	902
Compensation relating to restricted stock units awards	2,782	—	—	—	2,782
Compensation relating to stock option awards	763	—	—	—	763
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at September 30, 2022	$1,557,875	$(239,876)	$10,833	$—	$1,328,832

For the three months ended
Balance at July 1, 2023	$1,487,151	$127,368	$5,755	$—	$1,620,274
Net income	—	97,937	—	—	97,937
Other comprehensive loss	—	—	(596)	—	(596)
Dividends declared	—	(69,428)	—	—	(69,428)
Forfeitures of vested restricted stock awards and exercised stock options	(149)	—	—	—	(149)
Compensation relating to restricted stock awards	277	—	—	—	277
Compensation relating to restricted stock units awards	1,645	—	—	—	1,645
Compensation relating to stock option awards	117	—	—	—	117
Balance at September 30, 2023	$1,489,041	$155,877	$5,159	$—	$1,650,077

Balance at July 1, 2022	$1,583,740	$(353,303)	$127	$584	$1,231,148
Net income	—	113,427	—	—	113,427
Other comprehensive income	—	—	10,706	—	10,706
Dividends declared	(5,886)	—	—	—	(5,886)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(1,681)	—	—	—	(1,681)
Compensation relating to restricted stock awards	319	—	—	—	319
Compensation relating to restricted stock units awards	1,175	—	—	—	1,175
Compensation relating to stock option awards	225	—	—	—	225
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at September 30, 2022	$1,557,875	$(239,876)	$10,833	$—	$1,328,832

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of September 30, 2023, the Company’s operating fleet consisted of 75 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet of 75 vessels, two LR1 newbuilds are scheduled for delivery to the Company during the second half of 2025, bringing the total operating and newbuild fleet to 77 vessels as of September 30, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated balance sheet as of December 31, 2022 to reclassify $0.8 million from Pool working capital deposits (previously captioned as Investments in and advances to affiliated companies) to Other assets.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2022	$261
Reversal of expected credit losses	(132)
Balance at September 30, 2023	$129

During the three and nine months ended September 30, 2023 and 2022, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% of consolidated voyage receivables at both September 30, 2023 and December 31, 2022.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $4.8 million relating to the $750 Million Facility Revolving Loan and the $160 Million Revolving Credit Facility (See Note 10, “Debt”) as of September 30, 2023 and $6.9 million relating to the $750 Million Facility Revolving Loan and the BoComm Lease Financing as of December 31, 2022, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $12.8 million and $13.4 million as of September 30, 2023 and December 31, 2022, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $1.2 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized during the three and nine months ended September 30, 2023 totaled nil and $2.3 million, respectively, and $1.2 million and $2.7 million during the three and nine months ended September 30, 2022, respectively. The construction of the Company’s three newbuild dual-fuel LNG VLCCs was completed and the vessels were delivered to the Company between March 2023 and May 2023. Construction on the two LR1 newbuilds is expected to commence during the second half of 2024 with expected delivery to the Company during the second half of 2025.

Recently Issued Accounting Standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification. The Company considered the applicability and impact of all ASUs issued during the quarter ended September 30, 2023 and determined that they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 29,519 and 38,288 for the three and nine months ended September 30, 2023, respectively, and 49,778 and 68,945 for the three and nine months ended September 30, 2022, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2023, there were 499,607 shares of restricted stock units and 244,313 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income allocated to:
Common Stockholders	$97,878	$113,313	$424,011	$169,229
Participating securities	59	114	321	233
	$97,937	$113,427	$424,332	$169,462

For the three and nine months ended September 30, 2023 earnings per share calculations, there were 413,666 and 433,924 dilutive equity awards outstanding, respectively. For the three and nine months ended September 30, 2022 earnings per share calculations, there were 430,984 and 264,881 dilutive equity awards outstanding, respectively. Awards of 774,957 and 804,199 for the three and nine months ended September 30, 2023, respectively, and 1,298,016 and 1,236,334 for the three and nine months ended September 30, 2022, respectively, were not included in the computation of dilutive earnings per share because inclusion of these awards would be anti-dilutive.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2023 and 2022 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2023:
Shipping revenues	$114,250	$127,458	$—	$241,708
Time charter equivalent revenues	110,766	125,186	—	235,952
Depreciation and amortization	20,039	13,298	26	33,363
Loss on disposal of vessels and other assets	13	61	—	74
Adjusted income/(loss) from vessel operations	58,926	67,796	(26)	126,696
Adjusted total assets at September 30, 2023	1,520,485	795,568	—	2,316,053

Three months ended September 30, 2022:
Shipping revenues	$77,071	$159,758	$—	$236,829
Time charter equivalent revenues	75,192	159,355	(1)	234,546
Depreciation and amortization	15,771	11,931	26	27,728
Loss on disposal of vessels and other assets, net of impairments	77	62	—	139
Adjusted income/(loss) from vessel operations	30,993	109,490	(27)	140,456
Equity in results of affiliated companies	(1)	—	—	(1)
Investments in and advances to affiliated companies at September 30, 2022	16,301	21,808	—	38,109
Adjusted total assets at September 30, 2022	1,356,386	819,768	—	2,176,154

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2023:
Shipping revenues	$398,829	$422,212	$—	$821,041
Time charter equivalent revenues	388,963	418,644	—	807,607
Depreciation and amortization	56,583	38,694	79	95,356
Loss/(gain) on disposal of vessels and other assets	38	(10,686)	—	(10,648)
Adjusted income/(loss) from vessel operations	239,985	253,230	(79)	493,136
Expenditures for vessels and vessel improvements	184,515	7,703	—	192,218
Payments for drydocking	4,364	23,258	—	27,622

Nine months ended September 30, 2022:
Shipping revenues	$178,788	$347,720	$—	$526,508
Time charter equivalent revenues	171,124	346,936	—	518,060
Depreciation and amortization	46,109	35,816	59	81,984
Loss/(gain) on disposal of vessels and other assets, net of impairments	1,048	(10,387)	—	(9,339)
Adjusted income/(loss) from vessel operations	40,717	194,173	(58)	234,832
Equity in results of affiliated companies	434	—	—	434
Expenditures for vessels and vessel improvements	59,101	28,502	—	87,603
Payments for drydocking	22,086	14,194	—	36,280

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Time charter equivalent revenues	$235,952	$234,546	$807,607	$518,060
Add: Voyage expenses	5,756	2,283	13,434	8,448
Shipping revenues	$241,708	$236,829	$821,041	$526,508

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Total adjusted income from vessel operations of all segments	$126,696	$140,456	$493,136	$234,832
General and administrative expenses	(12,314)	(11,839)	(35,082)	(32,852)
Third-party debt modification fees	(148)	(71)	(568)	(1,158)
(Loss)/gain on disposal of vessels and other assets, net of impairments	(74)	(139)	10,648	9,339
Consolidated income from vessel operations	114,160	128,407	468,134	210,161
Equity in results of affiliated companies	—	(1)	—	434
Other income/(expense)	646	360	8,308	(440)
Interest expense	(16,817)	(15,332)	(51,678)	(40,630)
Income before income taxes	$97,989	$113,434	$424,764	$169,525

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2023	September 30, 2022
Adjusted total assets of all segments	$2,316,053	$2,176,154
Corporate unrestricted cash and cash equivalents	138,976	174,465
Restricted cash	—	1,060
Short-term investments	75,000	80,000
Other unallocated amounts	30,993	28,224
Consolidated total assets	$2,561,022	$2,459,903

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the nine months ended September 30, 2023, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-use or held-for-sale impairment indicators existed for the Company’s vessels during the nine months ended September 30, 2023.

The Company recognized a loss of approximately $0.2 million during the first nine months ended September 30, 2023, related to the cost to terminate the purchase and installation contract for a ballast water treatment system on a vessel that was sold.

Vessel Acquisitions and Construction Commitments

In December 2022 the Company tendered notice of its intention to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million. On March 30, 2023 and April 4, 2023, the Company completed the purchase of the two Aframaxes.

The Company’s three newbuild dual-fuel LNG VLCCs were delivered to the Company on March 7, 2023, April 11, 2023 and May 24, 2023, respectively. All three vessels commenced employment under seven-year time charter contracts with an oil major shortly after delivery.

On August 8, 2023, the Company entered into agreements to construct two dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard, subject to certain conditions customary to similar transactions. The two vessels are scheduled for

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

delivery during the second half of 2025. The total construction cost for the vessels will be approximately $115 million, which will be paid for through a combination of long-term financing and available liquidity. The Company also entered into an option agreement, which was exercised in October 2023, to construct two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard for delivery during the first quarter of 2026 at an additional cost of approximately $115 million.

Disposal/Sales of Vessels

On March 14, 2023, the Company delivered a 2008-built MR to its buyer and recognized a gain of $10.9 million.

On September 8, 2023, the Company entered into a memorandum of agreement for the sale of another one of its 2008-built MR product carriers. The vessel, which is classified as held-for-sale in the accompanying condensed consolidated balance sheet as of September 30, 2023, was subsequently delivered to the buyer on October 6, 2023 and the Company expects to recognize a gain on sale in the fourth quarter of 2023.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of September 30, 2023, all of the seven commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$33,501

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2023:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$33,501

In addition, as of September 30, 2023, the Company had approximately $208.4 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2023.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022	Fair Value Level
Cash and cash equivalents	$138,976	$243,744	Level 1
Short-term investments (1)	75,000	80,000	Level 1
$750 Million Facility Term Loan (2)	(171,442)	(493,565)	Level 2
$160 Million Revolving Credit Facility (3)	(50,000)	—	Level 2
ING Credit Facility (2)	(21,354)	(22,917)	Level 2
Ocean Yield Lease Financing (2)	(319,266)	(341,106)	Level 2
BoComm Lease Financing (4)	(207,359)	(63,598)	Level 2
Toshin Lease Financing (4)	(13,600)	(14,744)	Level 2
Hyuga Lease Financing (4)	(13,694)	(14,853)	Level 2
COSCO Lease Financing (2)	—	(47,732)	Level 2
Kaiyo Lease Financing (4)	(12,536)	(13,797)	Level 2
Kaisha Lease Financing (4)	(12,630)	(13,704)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every one month or three months at the election of the Company.
(4)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. As of September 30, 2023, approximately $3.0 million of the gain is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

Also, as of September 30, 2023, approximately $1.8 million of the loss with regard to the hybrid instrument associated with the Sinosure Credit Facility that was terminated in November 2021, is expected to amortize out of accumulated other comprehensive income to earnings over the next 12 months.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Other receivables
September 30, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$7,092	$4,520	$—	$—	$1,000
Total	$7,092	$4,520	$—	$—	$1,000

December 31, 2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,987	$4,662	$—	$—	$547
Total	$6,987	$4,662	$—	$—	$547

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income, including hedges of equity method investees, for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$1,897	$10,559	$6,291	$21,491
Total other comprehensive income	$1,897	$10,559	$6,291	$21,491

The effect of cash flow hedging relationships on the condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,343)	$261	$(6,328)	$(226)

Discontinued hedging instruments:
Interest rate swap	(522)	(708)	(1,688)	445

Total interest expense	$(2,865)	$(447)	$(8,016)	$219

See Note 11, “Accumulated Other Comprehensive Income,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	September 30, 2023	December 31, 2022	Fair Value Level
Derivative Assets (interest rate swaps)	$12,612	$12,196	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $4,290 and $6,400	$167,152	$487,164
$160 Million Revolving Credit Facility, due 2029	50,000	—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $325 and $416	21,030	22,501
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,789 and $3,198	316,477	337,908
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $4,351 and $917	232,843	71,140
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $317 and $370	14,240	15,215
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $ and $1,187	—	46,544
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $279 and $323	14,121	15,093
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $241 and $285	12,868	13,884
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $253 and $298	12,971	13,983
	841,702	1,023,432
Less current portion	(134,703)	(162,854)
Long-term portion	$706,999	$860,578

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

Following the amendment to the $750 Million Credit Facility agreement and through September 30, 2023, the Company has made an additional $142.9 million in mandatory principal prepayments on the $750 Million Facility Term Loan in conjunction with the sale of

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a 2008-built MR, and the release of four Suezmaxes and one Aframax vessel from the collateral package. These transactions resulted in a further reduction in the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan to $20.9 million as of September 30, 2023. In October 2023, the Company made an additional $29.7 million in mandatory principal prepayments on the $750 Million Facility Term Loan in conjunction with the sale of the above-mentioned 2008-built MR and the release of a 2012-built Suezmax from the collateral package, further reducing the scheduled future quarterly principal amortization to $19.5 million.

$160 Million Revolving Credit Facility

On September 27, 2023, the Company entered into a $160 million revolving credit agreement (the “$160 Million Revolving Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), ING Bank N.V., London Branch (“ING”), Crédit Agricole Corporate & Investment Bank, and DNB Markets Inc. (or their respective affiliates), as mandated lead arrangers and bookrunners; and Danish Ship Finance A/S and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as lead arrangers. Nordea is acting as administrative agent, collateral agent, coordinator and security trustee under the Revolving Credit Agreement, and ING is acting as sustainability coordinator.

The $160 Million Revolving Credit Facility comprises a 5.5-year revolving credit facility in an aggregate amount of $160 million which matures on March 27, 2029 and reduces on a 20-year age-adjusted profile. The $160 Million Revolving Credit Facility is secured by a first lien on five of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Interest on the $160 Million Revolving Credit Facility is calculated based upon Term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.90% and is subject to a sustainability-linked pricing mechanism, pursuant to which the Applicable Margin may be decreased or increased by 0.075%, as described in greater detail below.

The sustainability-linked pricing adjustment is linked to three factors, which are consistent with those contained in the Company’s $750 Million Credit Facility and relate to a fleet sustainability score, the amount of sustainability-linked investment and the frequency of lost time injuries. The Company will be required to deliver annually, commencing for the period ending June 30, 2024, a sustainability certificate for the preceding calendar year setting out its sustainability-related calculations. If the Company achieves all of the targets set out in the credit agreement, the Applicable Margin will be decreased by 0.075% per annum, while if it fails to achieve any of those targets the Applicable Margin will be increased by that same amount (but no such adjustment will result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.075% per annum in the aggregate).

The $160 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with existing financial covenants in the $750 Million Credit Facility and require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current portion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the $160 Million Revolving Credit Facility.

On September 29, 2023, $50 million of the $160 million available under the $160 Million Revolving Credit Facility was drawn for general corporate purposes (including paying certain expenses related to the new financing). The $50 million was repaid in full on October 30, 2023, increasing the undrawn revolver capacity under this facility to $160 million.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

COSCO Lease Financing

In May 2023, the Company tendered notice of its intention to exercise its options to purchase one 2013-built Aframax and one 2014-built LR2, which were bareboat chartered-in under the COSCO Lease Financing arrangements. The aggregate purchase price for the two vessels of $46.4 million, consisted of the $45.2 million remaining debt balance and $1.2 million of purchase option premiums. The transaction closed on July 3, 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of September 30, 2023.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2023 was $16.7 million and $53.2 million, respectively, and for the three and nine months ended September 30, 2022 was $16.4 million and $43.0 million, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2023 was $16.8 million and $52.8 million, respectively, and for the three and nine months ended September 30, 2022 was $14.0 million and $36.6 million, respectively. Interest paid for the nine months ended September 30, 2023 also included $2.0 million of the pre-delivery interest expense paid for the three dual-fuel LNG VLCC newbuilds.

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

During the second quarter of 2023, the Company recognized a net loss of $0.4 million, which is included in other income/(expense) in the accompanying condensed consolidated statement of operations. The net loss reflects a write-off of unamortized deferred financing costs associated with the mandatory principal prepayment of the $750 Million Facility Term Loan in May 2023 in connection with the release of a 2017-built Suezmax from the vessel collateral package.

During the third quarter of 2023, the Company recognized a net loss of $2.5 million, which is included in other income/(expense) in

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the accompanying condensed consolidated statement of operations. The net loss reflects (i) a $1.3 million write-off of unamortized deferred financing costs, which principally related to the COSCO Lease Financing transaction described above; and (ii) $1.2 million in purchase option premium fees paid in conjunction with the COSCO Lease Financing transaction.

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

As of September 30, 2023, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2023 calendar year, as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2023.

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

Additionally, a number of countries, including some in which certain of the Company’s subsidiaries are domiciled, have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework, including the Pillar II model rules for a minimum global tax with possible application from January 1, 2024 or later. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on the Company’s consolidated financial statements.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Restricted Stock Units and Stock Options

During the nine months ended September 30, 2023, the Company granted 52,890 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair market value of these awards was $51.37 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the time-based RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2023, the Company also awarded 52,890 performance-based RSUs to certain of its senior officers and employees. Each performance-based RSU represents a contingent right to receive shares of INSW common stock based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2025, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2026. The weighted average grant date fair value of the awards with performance conditions was determined to be $51.37 per RSU. The weighted average grant date fair value of the TSR-based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $53.65 per RSU.

During the three and nine months ended September 30, 2023, 12,997 and 25,937 stock options, respectively, were exercised by certain senior officers and employees at an average exercise price of $21.68 and $22.11 per share, respectively. After withholdings for taxes and exercise costs, the Company issued a total of 3,524 and 6,843 shares in conjunction with these transactions during the three and nine months ended September 30, 2023, respectively.

Dividends

During 2023 the Company’s Board of Directors has declared and paid the following regular quarterly and supplemental cash dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98.3 million
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79.3 million
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69.4 million

On November 6, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.13 per share of common stock. Both dividends will be paid on December 27, 2023 to stockholders of record as of December 13, 2023.

Share Repurchases

During the nine months ended September 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. During the nine months ended September 2022, the Company repurchased and retired 687,740 shares of its common stock in open-market purchases, at an average price of $29.08 per share, for a total cost of $20.0 million.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million. In November 2023, the Company’s Board of Directors authorized the extension of the expiry date of the stock repurchase program from December 31, 2023, to December 31, 2025.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 9,473 and 130,810 shares of common stock during the three and nine months ended September 30, 2023, respectively, at an average cost of $45.50 and $43.81, respectively, per share (based on the market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 223,926 and 308,405 shares of common stock during the three and nine months ended September 30, 2022, respectively, at an average cost of $30.22 and $26.78, respectively, per share.

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

The Company’s Board of Directors may consider an earlier termination of the A&R Rights Agreement if market and other conditions warrant.

Note 11 — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Unrealized gains on derivative instruments	$15,187	$16,912
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,028)	(9,948)
	$5,159	$6,964

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and nine months ended September 30, 2023 and 2022 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2023	$16,155	$(10,400)	$5,755
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	1,897	372	2,269
Amounts reclassified from accumulated other comprehensive income	(2,865)	—	(2,865)
Balance as of September 30, 2023	$15,187	$(10,028)	$5,159

Balance as of June 30, 2022	$6,865	(6,738)	127
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	10,559	594	11,153
Amounts reclassified from accumulated other comprehensive income	(447)	—	(447)
Balance as of September 30, 2022	$16,977	$(6,144)	$10,833

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2022	$16,912	$(9,948)	$6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	6,291	(80)	6,211
Amounts reclassified from accumulated other comprehensive income	(8,016)	—	(8,016)
Balance as of September 30, 2023	$15,187	$(10,028)	$5,159

Balance as of December 31, 2021	$(4,863)	(7,497)	$(12,360)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	21,491	1,353	22,844
Amounts reclassified from accumulated other comprehensive loss	349	—	349
Balance as of September 30, 2022	$16,977	$(6,144)	$10,833

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's					Equity in results of
equity method joint venture investees	$—	$—	$—	$130	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(2,343)	261	(6,328)	(226)	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(522)	(708)	(1,688)	445	Interest expense
Total before and net of tax	$(2,865)	$(447)	$(8,016)	$349

At September 30, 2023, the Company expects that it will reclassify $7.6 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of September 30, 2023, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, and five MRs, with expiry dates ranging from October 2023 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2023 and 2022:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2023:
Revenues from leases
Pool revenues	$80,562	$113,903	$194,465
Time charter revenues	19,319	8,268	27,587
Voyage charter revenues from non-variable lease payments	1,669	4,958	6,627
Voyage charter revenues from variable lease payments	—	329	329
Revenues from services
Voyage charter revenues from lightering services	12,700	—	12,700
Total shipping revenues	$114,250	$127,458	$241,708

Three months ended September 30, 2022:
Revenues from leases
Pool revenues	$60,710	$154,530	$215,240
Time charter revenues	6,575	1,912	8,487
Voyage charter revenues from non-variable lease payments(1)	567	3,312	3,879
Voyage charter revenues from variable lease payments	–	4	4
Revenues from services
Voyage charter revenues from lightering services	9,219	—	9,219
Total shipping revenues	$77,071	$159,758	$236,829

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2023:
Revenues from leases
Pool revenues	$309,000	$392,634	$701,634
Time and bareboat charter revenues	47,575	19,274	66,849
Voyage charter revenues from non-variable lease payments	5,324	9,825	15,149
Voyage charter revenues from variable lease payments	66	479	545
Revenues from services
Voyage charter revenues from lightering services	36,864	—	36,864
Total shipping revenues	$398,829	$422,212	$821,041

Nine months ended September 30, 2022:
Revenues from leases
Pool revenues	$133,186	$330,543	$463,729
Time and bareboat charter revenues	16,503	6,292	22,795
Voyage charter revenues from non-variable lease payments(1)	5,648	10,952	16,600
Voyage charter revenues from variable lease payments	62	(67)	(5)
Revenues from services
Voyage charter revenues from lightering services	23,389	—	23,389
Total shipping revenues	$178,788	$347,720	$526,508
(1)	Includes $0.9 million and $1.8 million of loss of hire proceeds received during the three and nine months ended September 30, 2022, respectively.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2023	$9,452	$1,866	$—
Closing balance as of September 30, 2023	5,389	1,442	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2023 and 2022.

Costs to Obtain or Fulfill a Contract

As of September 30, 2023, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2023 and 2022 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost
Vessel assets
Charter hire expenses	$2,092	$2,849	$3,837	$7,748

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	—	731	—
Interest on lease liabilities	—	—	124	—

Office and other space
General and administrative	203	228	659	683
Voyage expenses	45	43	135	129

Short-term lease cost
Vessel assets (1)
Charter hire expenses	5,881	1,737	15,304	4,749
Total lease cost	$8,221	$4,857	$20,790	$13,309
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.3 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared with $68 thousand and $1.2 million for the three and nine months ended September 30, 2022, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,822	$7,952
Finance cash flows used for finance leases	42,284	—

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$22,738	$8,471
Finance lease right-of-use assets	—	44,391

Current portion of operating lease liabilities	$(9,784)	$(1,596)
Current portion of finance lease liabilities	—	(41,870)
Long-term operating lease liabilities	(14,021)	(7,740)
Total operating and finance lease liabilities	$(23,805)	$(51,206)

Weighted average remaining lease term - operating leases(1)	4.33 years	8.56 years
Weighted average discount rate - operating leases(1)	6.00%	4.13%
(1)	The weighted average remaining lease term and discount rate as of December 31, 2022 exclude finance lease liabilities. Such finance leases had weighted average remaining lease terms of 0.20 years at December 31, 2022 and the annualized weighted average discount rate was 4.78% as of December 31, 2022.

1. Charters-in of vessel assets:

As of September 30, 2023, the Company has a commitment to time charter-in one LR1 through to June 2025. The minimum lease liabilities and related number of operating days under this operating lease as of September 2023 are as follows:

(Dollars in thousands)	Amount	Operating Days
2023	$2,427	92
2024	9,657	366
2025	4,301	163
Total lease payments (lease component only)	16,385	621
less imputed interest	(871)
Total operating lease liabilities	$15,514

2. Office and other space:

The Company has operating leases for offices and a lightering workboat dock space. These leases have expiry dates ranging from December 2024 to May 2033. The lease for the workboat dock space contains renewal options executable by the Company for periods through December 2027. We have determined that the options through December 2024 are reasonably certain to be executed by the Company, and accordingly the options are included in the lease liability and right of use asset calculations for such lease.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of September 30, 2023 are as follows:

(Dollars in thousands)	Amount
2023(1)	$(142)
2024	1,262
2025	1,093
2026	1,113
2027	1,077
Thereafter	5,831
Total lease payments	10,234
less imputed interest	(1,943)
Total operating lease liabilities	$8,291

(1) Reflects the impact of lease incentives expected to be received during the fourth quarter of 2023 being greater than rental payments due for the balance of 2023.

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and five MRs, and the related revenue days as of September 30, 2023 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2023	$26,369	933
2024	99,329	3,518
2025	66,719	2,287
2026	42,610	1,360
2027	33,945	1,095
Thereafter	75,051	2,421
Future minimum revenues	$344,022	11,614

Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 14 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of September 30, 2023. The MNOPF annual actuarial report as of March 31, 2022, showed the pension scheme funded status as being in surplus and no additional employer contributions were due. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded in INSW’s consolidated financial statements as of September 30, 2023. The deficit valuation as of March 31, 2023 is expected to be finalized by June 30, 2024.

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in the year. The vessel remains under arrest, with the arresting parties currently seeking approximately $25 million in security. The underlying commercial dispute is in arbitration in England. The Company is defending itself vigorously against the arrest and the allegations in the underlying dispute. As this matter is in the early stages, the Company is currently unable to predict the outcome of this matter, and no estimate of liability has been accrued at this time.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our fleet of VLCC, Suezmax, and Aframax crude tankers and LR1, LR2, and MR product carriers in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2023, we derived 47% and 48%, respectively, of our TCE revenues from our Crude Tankers segment compared with 32% and 33% for the three and nine months ended September 30, 2022, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2023 and 2022 periods.

As of September 30, 2023, the Company’s operating fleet consisted of 75 wholly-owned or lease financed and time chartered-in vessels aggregating 8.9 million deadweight tons (“dwt”). In addition to our operating fleet of 75 vessels, two LR1 newbuilds are scheduled for delivery to the Company during the second half of 2025, bringing the total operating and newbuild fleet to 77 vessels.

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

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 89% and 92% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2023, respectively, compared with 96% for both the three and nine months ended September 30, 2022, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be

INTERNATIONAL SEAWAYS, INC.

received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and five MRs, as of September 30, 2023 are as follows:

(Dollars in millions)	Amount(1)
2023	$26.4
2024	99.3
2025	66.7
2026	42.6
2027	33.9
Thereafter	75.1
Future minimum revenues	$344.0
(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

The following is a discussion and analysis of our financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2023 at 102.7 million barrels per day (“b/d”), up 2.5% from the same quarter in 2022. The estimate for global oil consumption for 2023 is 101.9 million b/d, an increase of 2.3% over 2022. OECD demand in 2023 is estimated to remain unchanged at 45.8 million b/d, while non-OECD demand is estimated to increase by 4.1% to 56.0 million b/d.

Global oil production in the third quarter of 2023 was 100.9 million b/d, the same level as the third quarter of 2022. OPEC crude oil production averaged 27.5 million b/d in the third quarter of 2023, a decrease of 0.8 million b/d from the second quarter of 2023, and a decrease of 1.9 million b/d from the third quarter of 2022. Non-OPEC production increased by 1.8 million b/d to 67.8 million b/d in the third quarter of 2023 compared with the third quarter of 2022. Oil production in the U.S. in the third quarter of 2023 increased by 2.7% to 13.0 million b/d compared to the second quarter of 2023 and by 9.8% from the third quarter of 2022.

U.S. refinery throughput increased by 0.6 million b/d to 17.1 million b/d in the third quarter of 2023 compared with the second quarter of 2023. U.S. crude oil imports in the third quarter of 2023 decreased by 0.3 million b/d to 6.3 million b/d compared with the third quarter of 2022, with imports from OPEC countries decreasing by 0.1 million b/d and imports from non-OPEC countries decreasing by 0.2 million b/d.

After a record high monthly average crude oil imports of 12.7 b/d in June 2023, China’s monthly average crude oil imports decreased during the three months ended September 30, 2023. China’s imports during the first nine-months of 2023 averaged 11.3 million b/d, an increase of 14.6% from the comparable 2022 period.

Total commercial inventory stocks in the OECD increased by 30 million barrels for crude and 51 million barrels for products in the third quarter of 2023 compared with the third quarter of 2022.

During the third quarter of 2023, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 2.8 million dwt as the crude fleet increased by 2.3 million dwt, with VLCCs, Suezmaxes and Aframaxes growing by 0.9 million dwt, 0.3 million dwt and 1.0 million dwt, respectively. The product carrier fleet increased by 0.5 million dwt, with MRs growing 0.5 million dwt. Year-over-year, the size of the tanker fleet increased by 16.6 million dwt with the VLCCs, Suezmaxes, Aframaxes, Panamaxes and MRs increasing by 7.9 million dwt, 1.4 million dwt, 4.3 million dwt, 0.1 million dwt and 3.0 million dwt, respectively.

During the third quarter of 2023, the tanker orderbook increased by 4.5 million dwt overall compared with the second quarter of 2023. The crude tanker orderbook increased by 3.5 million dwt, with a decrease in the Aframax orderbook of 0.9 million dwt, and increases in the VLCC and Suezmax orderbooks of 2.9 million dwt and 1.6 million dwt, respectively, offset by a decrease in the Aframax orderbook of 0.9 million dwt. The product carrier orderbook increased by 0.9 million dwt, with increases in the LR1 and MR sectors of 0.5 million dwt each. Year-over-year, the total tanker orderbook increased by 8.8 million dwt, with VLCC decreasing by 4.4 million dwt and increases in Suezmaxes, Aframaxes, Panamaxes and LR1s of 6.4 million dwt, 3.0 million dwt, 1.2 million dwt and 2.7 million dwt, respectively, offset by a decrease in VLCCs of 4.4 million dwt.

Third quarter 2023 crude tanker rates were somewhat lower than in the first and second quarters of 2023, largely due to OPEC cuts announced in April 2023, although still significantly over 10-year average rates and cash breakeven levels, reflecting the impact of the disruptions in trade flows on tanker demand. Clean product tanker rates remained strong during the quarter. The fourth quarter of 2023 started off strong, led by the VLCCs, with all sectors currently showing improvement.

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

INTERNATIONAL SEAWAYS, INC.

the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the third quarter of 2023, income from vessel operations decreased by $14.2 million to $114.2 million from $128.4 million in the third quarter of 2022. Such decrease resulted principally from increased vessel expenses, depreciation and amortization and charter hire expense in the current quarter.

TCE revenues in the third quarter of 2023 increased by $1.4 million, or 1%, to $236.0 million from $234.5 million in the third quarter of 2022. This increase reflects (i) an aggregate $30.1 million rates-based increase resulting from higher average daily TCE rates earned in the VLCC, LR1 and Suezmax sectors and (ii) a $3.3 million increase attributable to the Company’s Lightering business, offset by a $29.7 million rates-based decrease in the earnings of the MR.

During the first nine months of 2023, income from vessel operations increased by $258.0 million to $468.1 million from $210.2 million in the first nine months of 2022. Such increase was driven principally by year-over-year increase in TCE revenues, partially offset by increased depreciation and amortization and vessel expenses and charter hire expenses in the current period.

The increase in TCE revenues in the first nine months of 2023 increased by $289.5 million, or 56%, to $807.6 million from $518.1 million in the first nine months of 2022 reflecting an aggregate $279.7 million rates-based increase resulting from higher average daily rates earned across all of INSW’s various fleet sectors.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2023	2022	2023	2022
TCE revenues	$110,766	$75,192	$388,963	$171,124
Vessel expenses	(29,111)	(24,713)	(83,155)	(72,525)
Charter hire expenses	(2,690)	(3,715)	(9,239)	(11,773)
Depreciation and amortization	(20,039)	(15,771)	(56,583)	(46,109)
Adjusted income from vessel operations (a)	$58,926	$30,993	$239,986	$40,717
Average daily TCE rate	$41,470	$33,993	$50,699	$24,700
Average number of owned vessels (b)	21.0	18.0	19.7	18.7
Average number of vessels chartered-in	9.1	9.0	9.3	9.1
Number of revenue days (c)	2,671	2,212	7,672	6,928
Number of ship-operating days: (d)
Owned vessels	1,930	1,656	5,368	5,114
Vessels bareboat chartered-in under leases (e)	830	828	2,509	2,457
Vessels spot chartered-in under operating leases (f)	4	1	19	14
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees and loss/(gain) on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in vessels under operating leases during the three and nine months ended September 30, 2023 and 2022, respectively, for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,022 and $985 per day for the three months ended September 30, 2023 and 2022, respectively, and $992 and $837 per day for the nine months ended September 30, 2023 and 2022, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$40,961	$35,319	$24,427	$43,905
Revenue days	870	297	812	92
Suezmax:
Average rate	$38,708	$30,973	$34,244	$27,685
Revenue days	1,012	184	849	92
Aframax:
Average rate	$34,046	$38,652	$38,287	$—
Revenue days	232	73	366	—

Nine Months Ended September 30,
VLCC:
Average rate	$46,342	$40,597	$17,739	$44,111
Revenue days	2,431	703	2,421	218
Suezmax:
Average rate	$52,627	$31,093	$23,090	$27,004
Revenue days	2,996	496	2,872	273
Aframax(1):
Average rate	$47,640	$38,652	$29,215	$—
Revenue days	926	73	999	—
Panamax:
Average rate	$—	$—	$20,166	$—
Revenue days	—	—	70	—
(1)	During the nine months ended September 30, 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Dakota Tankers’ Aframax Pool. Such transitional voyage is excluded from the table above.

During the third quarter of 2023, TCE revenues for the Crude Tankers segment increased by $35.6 million, or 47%, to $110.8 million from $75.2 million in the third quarter of 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC and Suezmax fleets of $20.5 million due to significantly higher average daily blended rates in these sectors, (ii) a $3.3 million increase in the Crude Tankers Lightering business, (iii) a $8.1 million days-based increase in the Suezmax fleet, which reflected 254 fewer off-hire days in the current period and (iv) a $6.8 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023. Serving to partially offset such increases was a $3.2 million decline in TCE revenue for the Aframax fleet, $2.3 million of which was days-based and resulted from 63 more off-hire days in the current period, and the remaining $1.0 million of the reduction was rates-based.

Vessel expenses increased by $4.4 million to $29.1 million in the third quarter of 2023 from $24.7 million in the third quarter of 2022. Such increase principally reflects the impact of the VLCC newbuild deliveries described above. Charter hire expenses decreased by $1.0 million quarter-over-quarter due to the impact of the exercise of purchase options under bareboat charters for two of the Company’s Aframaxes in March 2023 and April 2023, partially offset by a $0.6 million increase in charter hire expense in the Crude Tankers Lightering business. Depreciation and amortization increased by $4.3 million to $20.0 million in the current quarter from

INTERNATIONAL SEAWAYS, INC.

$15.8 million in the third quarter of 2022 principally as a result of (i) the impact of drydockings and ballast water treatment system and scrubber installations performed during 2022 and 2023, (ii) $0.7 million of depreciation in the third quarter of 2023 relating to the two Aframaxes purchased by the Company as noted above, and (iii) $2.7 million relating to the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $6.5 million for the third quarter of 2023 compared with $4.1 million for the third quarter of 2022. Although lightering activity levels decreased period-over-period, with 114 services support only lighterings and one full-service lightering being performed during the three months ended September 30, 2023 compared to 126 service support only lighterings and one full-service lightering that were performed during the three months ended September 30, 2022, operating income increased quarter-over-quarter due to the higher average rates earned per lightering operation in the third quarter of 2023 compared with the average rate earned in the corresponding 2022 period.

During the first nine months of 2023, TCE revenues for the Crude Tankers segment increased by $217.8 million, or 127%, to $389.0 million from $171.1 million in the first nine months of 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $189.3 million due to significantly higher average daily blended rates in these sectors, (ii) a $12.8 million increase in the Crude Tankers Lightering business, (iii) an aggregate $8.5 million days-based increase in the Suezmax and Aframax fleets, which reflected 375 fewer off-hire days in the current period and (iv) a $9.4 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds noted above. These increases were partially offset by (v) a $2.3 million days-based decrease in the Panamax fleet due to the Company’s recycling of its two remaining Panamaxes in April 2022.

Vessel expenses increased by $10.6 million to $83.2 million in the first nine months of 2023 from $72.5 million in the first nine months of 2022. Such increase was principally driven by the VLCC newbuild deliveries described above, along with increased costs of stores, lubricating oils and spares due to the timing of delivery. Charter hire expenses decreased by $2.5 million in the first nine months of 2023 principally due to the impact of the transactions relating to the two previously bareboat chartered-in Aframaxes detailed above, partially offset by a $2.2 million increase of charter hire expense in the Crude Tankers Lightering business. Depreciation and amortization increased by $10.5 million to $56.6 million in the nine months ended September 30, 2023 from $46.1 million in the prior year’s comparable period. The drivers of the increase were consistent with those which drove the quarter-over-quarter increase described above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $17.7 million for the first nine months of 2023 compared to $8.1 million for the first nine months of 2022. The increase reflects an increase in the average rate earned per lightering operation in the 2023 period compared with the comparable period in 2022. Incremental lightering activity levels in the current year’s period also contributed to the increase, as two full-service lighterings and 339 service support only lighterings were performed during the first nine months of 2023, as compared with one full-service lightering and 310 service support only lighterings in the corresponding 2022 period.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2023	2022	2023	2022
TCE revenues	$125,186	$159,355	$418,644	$346,936
Vessel expenses	(35,484)	(33,852)	(105,360)	(105,921)
Charter hire expenses	(8,608)	(4,082)	(21,360)	(11,026)
Depreciation and amortization	(13,298)	(11,931)	(38,694)	(35,816)
Adjusted income from vessel operations	$67,796	$109,490	$253,230	$194,173
Average daily TCE rate	$30,645	$35,186	$33,956	$26,135
Average number of owned vessels	40.0	41.0	39.6	44.4
Average number of vessels chartered-in	6.5	8.0	7.3	6.8
Number of revenue days	4,085	4,529	12,329	13,275
Number of ship-operating days:
Owned vessels	3,678	3,772	10,809	12,118
Vessels bareboat chartered-in under leases (a)	371	460	1,276	1,099
Vessels time chartered-in under leases	231	277	729	768
(a)	Represents an LR2 and MRs that secure lease financing arrangements.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2023 and 2022, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $786 and $763 per day for the three months ended September 30, 2023 and 2022, respectively, and $792 and $631 per

INTERNATIONAL SEAWAYS, INC.

day for the nine months ended September 30, 2023 and 2022, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2(1):
Average rate	$32,603	$—	$—	$17,149
Revenue days	92	—	—	89
LR1(2):
Average rate	$56,295	$—	$40,973	$—
Revenue days	685	—	830	—
MR(3):
Average rate	$26,563	$21,200	$35,986	$—
Revenue days	2,836	382	3,411	—

Nine Months Ended September 30,
LR2(1):
Average rate	$30,436	$18,588	$—	$17,146
Revenue days	133	140	—	270
LR1(2):
Average rate	$63,950	$—	$29,701	$—
Revenue days	2,265	—	2,294	—
MR(3):
Average rate	$28,857	$20,732	$27,191	$21,023
Revenue days	8,877	781	9,912	75
Handy:
Average rate	$—	$—	$14,167	$—
Revenue days	—	—	469	—
(1)	During the three and nine months ended September 30, 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the May 2023 expiry of its time charter and prior to joining the Hafnia LR2 Pool in July 2023.
(2)	In order to take advantage of market conditions and optimize economic performance, during the 2023 and 2022 periods, management employed all of the Company’s LR1 product carriers, which currently operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three and nine months ended September 30, 2023, two LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above.
(3)	During the three and nine months ended September 30, 2023 and three and nine months ended September 30, 2022, certain of the Company’s MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in commercial pools. Such transitional voyages are excluded from the table above.

During the third quarter of 2023, TCE revenues for the Product Carriers segment decreased by $34.2 million, or 21%, to $125.2 million from $159.4 million in the third quarter of 2022. The reduction in TCE revenues was primarily as a result of (i) a $29.7 million rates-based decline in the MR sector due to lower daily rates earned in the current quarter, (ii) a $13.5 million days-based decline in the MR sector, which reflected the sales of two MRs between November 2022 and March 2023 and 208 more off-hire days in the current quarter, and (iii) a $2.2 million days-based decrease in the LR1 fleet sector which reflects a 44-day net decrease in time-chartered in days. Partially offsetting such decreases was (iv) an $11.0 million aggregate rates-based increase in the LR1 and LR2 sectors due to higher average daily blended rates earned in the current quarter.

INTERNATIONAL SEAWAYS, INC.

Vessel expenses increased by $1.6 million to $35.5 million in the third quarter of 2023 from $33.9 million in the third quarter of 2022. Such increase reflects an increase in costs for stores and spares, partially offset by the MR sales referenced above. Charter hire expenses increased by $4.5 million to $8.6 million in the current quarter from $4.1 million in the third quarter of 2022, primarily as a result of (i) increased daily rates for two time chartered-in LR1s upon the Company’s extension of such time charters in October 2022 and May 2023, respectively and (ii) the Company time chartering-in an additional LR1 in July 2023 at a current market rate to replace LR1s that recently redelivered to their owners upon expiry of their time charters. Depreciation and amortization increased by $1.4 million to $13.3 million in the current quarter from $11.9 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization, offset by the impact of the sales of the MR vessels described above.

During the first nine months of 2023, TCE revenues for the Product Carriers segment increased by $71.7 million, or 21%, to $418.6 million from $346.9 million in the first nine months of 2022. The increase in TCE revenues was primarily as a result of period-over-period increases in average daily blended rates earned in the LR1, MR and LR2 fleet sectors, which accounted for a rates-based increase of $90.4 million. Also contributing to the increased TCE revenues was a $1.8 million days-based increase in the LR1 fleet, which reflected the purchase of a 2011-built LR1 in February 2022. Partially offsetting such increases was a $20.6 million aggregate days-based decrease in the MR and Handysize sectors, principally due to the sales of three MRs between May 2022 and March 2023, and the final four remaining Handysize vessels in the Company’s fleet during the second quarter of 2022.

Charter hire expenses increased by $10.3 million in the first nine months of 2023 to $21.4 million from $11.0 million in the corresponding 2022 period, principally due to an increase in the average daily rates for the Company’s time chartered-in LR1s in the current year’s period as discussed above. Depreciation and amortization increased by $2.9 million to $38.7 million in the current period from $35.8 million in the prior year’s period. Such increase resulted from increased drydock amortization, and the purchase of the LR1 described above, partially offset by the MR and Handysize sales described above.

General and Administrative Expenses

During the third quarter of 2023, general and administrative expenses increased by $0.5 million to $12.3 million from $11.8 million in the third quarter of 2022. The primary driver for such increase was higher compensation and benefits costs of $0.6 million, of which $0.3 million relates to non-cash stock compensation.

For the nine months ended September 30, 2023, general and administrative expenses increased by $2.2 million to $35.1 million from $32.9 million for the same period in 2022. The increase reflects higher compensation and benefits costs of $2.5 million, of which $1.5 million relates to non-cash stock compensation.

Equity in Results of Affiliated Companies

The Company sold its interest in the FSO joint ventures on June 7, 2022. During the nine months ended September 30, 2022, equity in income of affiliated companies was $0.4 million, which reflected the Company’s recognition of a loss on the sale of $9.5 million.

Other Income/(Expense)

Other income was $0.6 million and $8.3 million for the three and nine months ended September 30, 2023, respectively, compared with $0.4 million of other income and $0.4 million of other expenses for the three and nine months ended September 30, 2022, respectively. Other income for the current 2023 periods includes $3.6 million and $11.3 million, respectively, of interest income on invested cash, which reflects the impact of a significant increase in the average balance of invested cash and the rates earned on such investments during the three and nine months ended September 30, 2023, offset by the loss on extinguishment of debt and the write-off of unamortized deferred financing costs associated with the mandatory principal prepayments under certain of the Company’s debt facilities. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information. All periods also reflect net actuarial gains and currency losses associated with the retirement benefit obligation in the United Kingdom.

INTERNATIONAL SEAWAYS, INC.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest before items shown below	$19,471	$16,872	$61,219	$42,766
Interest cost on defined benefit pension obligation	211	109	757	351
Impact of interest rate hedge derivatives	(2,865)	(447)	(8,016)	220
Capitalized interest	—	(1,202)	(2,282)	(2,707)
Interest expense	$16,817	$15,332	$51,678	$40,630

Interest expense increased in the 2023 periods compared to the corresponding 2022 periods presented in the table above as a result of (i) higher average floating interest rates during the three and nine months ended September 30, 2023 compared with the corresponding period of 2022, (ii) the impact of two lease financings entered into during the second quarter of 2022 and (iii) the post-delivery interest expense related to BoComm Lease Financing. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$97,937	$113,427	$424,332	$169,462
Income tax provision	52	7	432	63
Interest expense	16,817	15,332	51,678	40,630
Depreciation and amortization	33,363	27,728	95,356	81,984
EBITDA	148,169	156,494	571,798	292,139
Amortization of time charter contracts acquired	—	159	—	842
Third-party debt modification fees	148	71	568	1,158
Gain on sale of interest in DASM	—	(135)	—	(135)
Loss/(gain) on disposal of vessels and other assets, net of impairments	74	139	(10,648)	(9,339)
Loss on sale of investments in affiliated companies	—	1	—	9,513
Write-off of deferred financing costs	1,343	349	1,952	610
Loss on extinguishment of debt	1,211	—	1,323	—
Adjusted EBITDA	$150,945	$157,078	$564,993	$294,788

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of September 30, 2023, we had total liquidity on a consolidated basis of $581.4 million comprised of $139.0 million of cash, $75.0 million of short-term investments, and $367.4 million of undrawn revolver capacity.

Working capital at September 30, 2023 and December 31, 2022 was $286.5 million and $385.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days and receivables. Current liabilities include current installments of long-term debt and finance lease liabilities of $134.7 million and $204.7 million at September 30, 2023 and December 31, 2022, respectively.

The Company’s total cash decreased by $104.8 million during the nine months ended September 30, 2023. This decrease principally reflects:

●	$247.0 million of cash dividends paid to shareholders;
●	$13.9 million of shares repurchased;
●	$120.0 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements;
●	a $97.0 million debt prepayment made in conjunction with an amendment to the $750 Million Credit Facility and release of 22 collateral vessels;

INTERNATIONAL SEAWAYS, INC.

●	$142.9 million of debt prepayments made on the $750 Million Credit Facility in conjunction with the release of four Suezmaxes and one Aframax from the collateral package and the sale of one MR subsequent to the above-mentioned amendment;
●	a $45.2 million of prepayment in full on the COSCO Lease Financing;
●	$23.5 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG VLCCs, net of proceeds from the issuance of related lease financing; and
●	$42.3 million in finance lease liability extinguishments relating to the Company exercising its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in.

Such cash outflows were offset to a large extent by:

●	$562.9 million of cash provided by operating activities;
●	$20.0 million in proceeds from the disposal of vessels and other assets;
●	a $5.0 million net reduction in cash invested in short-term investments; and
●	a $50.0 million drawdown on the $160 Million Revolving Credit Facility.

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

As of September 30, 2023, we had total debt outstanding (net of original issue discount and deferred financing costs) of $841.7 million and net debt to total capitalization of 27.6%, compared with 33.3% at December 31, 2022.

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

The following is a summary of the significant capital allocation activities the Company executed during the first nine months of 2023 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

During 2023 the Company’s Board of Directors has declared and paid the following regular quarterly and supplemental cash dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98.3 million
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79.3 million
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69.4 million

INTERNATIONAL SEAWAYS, INC.

On November 6, 2023, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.13 per share of common stock. Both dividends will be paid on December 27, 2023 to stockholders of record as of December 13, 2023.

During the nine months ended September 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million. In November 2023, the Company’s Board of Directors authorized the extension of the expiry date of the stock repurchase program from December 31, 2023, to December 31, 2025.

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

Following the amendment to the $750 Million Credit Facility agreement, the Company has made mandatory principal prepayments totaling $172.6 million between March 2023 and October 2023 (including $29.7 million in October 2023) on the $750 Million Facility Term Loan in conjunction with the sale of two 2008-built MRs, and the release of five Suezmaxes and one Aframax vessel from the collateral package. These transactions resulted in a further reduction in the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan to $19.5 million beginning in the fourth quarter of 2023.

In May 2023, the Company tendered notice of its intention to exercise its options to purchase one 2013-built Aframax and one 2014-built LR2, which were bareboat chartered-in under the COSCO Lease Financing arrangement as at June 30, 2023. The $46.4 million aggregate purchase price for the two vessels consisted of the $45.2 million remaining debt balance of the COSCO Lease Financing and $1.2 million of purchase option premiums. The transaction closed on July 3, 2023.

On August 8, 2023, the Company entered into agreements to construct two dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard, subject to certain conditions customary to similar transactions. The two vessels are scheduled for delivery during the second half of 2025. The total construction cost for the vessels will be approximately $115 million, which will be paid for through a combination of long-term financing and available liquidity. The Company also entered into an option agreement, which was exercised in October 2023, to construct two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard for delivery during the first quarter of 2026 at an additional cost of approximately $115 million.

On September 27, 2023, the Company entered into a $160 million revolving credit agreement (the “$160 Million Revolving Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), ING Bank N.V., London Branch (“ING”), Crédit Agricole Corporate & Investment Bank, and DNB Markets Inc. (or their respective affiliates), as mandated lead arrangers and bookrunners; and Danish Ship Finance A/S and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as lead arrangers. Nordea is acting as administrative agent, collateral agent, coordinator and security trustee under the Revolving Credit Agreement, and ING is acting as sustainability coordinator.

The $160 Million Revolving Credit Facility comprises a 5.5-year revolving credit facility in an aggregate amount of $160 million which matures on March 27, 2029 and reduces on a 20-year age-adjusted profile. The $160 Million Revolving Credit Facility is

INTERNATIONAL SEAWAYS, INC.

secured by a first lien on five of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Interest on the $160 Million Revolving Credit Facility is calculated based upon Term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.90%, and is subject to a sustainability-linked pricing mechanism, pursuant to which the Applicable Margin may be decreased or increased by 0.075%, as described in greater detail in Note 8, “Debt,” to the accompanying condensed consolidated financial statements.

On September 29, 2023, $50 million of the $160 million available under the $160 Million Revolving Credit Facility was drawn for general corporate purposes (including paying certain expenses related to the new financing). The $50 million was repaid in full on October 30, 2023, increasing the undrawn revolver capacity under this facility to $160 million.

As of September 30, 2023, the Company has contractual commitments for the construction of two dual-fuel ready LR1s and the purchase and installation of six ballast water treatment systems and ten mewis ducts, and the final outstanding installment payments due for seven ballast water treatment systems that had been installed as of September 30, 2023. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of September 30, 2023, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 30 unencumbered vessels, and diversified financing sources with debt maturities spread out between 2026 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and diverse fleet position us to continue pursing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2023 follows:

						Beyond
(Dollars in thousands)	2023	2024	2025	2026	2027	2027	Total
$750 Million Facility Term Loan - floating rate(1)	$23,225	$90,643	$68,965	$—	$—	$—	$182,833
$160 Million Revolving Credit Facility - floating rate(2)	922	3,668	3,668	3,658	3,648	54,540	70,104
ING Credit Facility - floating rate(3)	933	3,634	3,473	17,896	—	—	25,936
Ocean Yield Lease Financing - floating rate(4)	14,317	54,732	52,324	51,193	50,128	248,895	471,589
BoComm Lease Financing - fixed rate(5)	5,989	23,827	23,762	23,762	23,762	189,860	290,962
Toshin Lease Financing - fixed rate(5)	558	2,223	2,160	2,160	2,151	9,157	18,409
Hyuga Lease Financing - fixed rate(5)	567	2,456	2,232	2,232	2,232	8,576	18,295
Kaiyo Lease Financing - fixed rate(5)	563	2,250	2,250	2,410	2,214	6,554	16,241
Kaisha Lease Financing - fixed rate(5)	563	2,250	2,438	2,225	2,214	6,714	16,404
Operating lease obligations(6)
Time Charter-ins	3,174	12,627	5,624	—	—	—	21,425
Office and other space	(142)	1,262	1,093	1,113	1,077	5,831	10,234
Vessel and vessel betterment commitments(7)	15,084	14,356	92,384	—	—	—	121,824
Total	$65,753	$213,928	$260,373	$106,649	$87,426	$530,127	$1,264,256
(1)	Amounts shown include contractual interest obligations on $171.4 million of outstanding floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.45%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.90% and plus the effective Term SOFR as of September 30, 2023 of 5.32%.
(3)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin, plus credit adjustment spread of 0.26% and plus the effective three-month SOFR rate as of September 30, 2023 of 5.37% for the ING Credit Facility.
(4)	Amounts shown include contractual interest obligations on $319.3 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $193.9 million of notional principal amount outstanding and the effective three-month SOFR rate as of September 30, 2023 of 5.37% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(5)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(6)	At September 30, 2023, the Company had charter-in commitments for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(7)	Represents the Company’s commitments under contracts for the purchase and installation of ballast water treatment systems on six vessels, installation of mewis duct systems on ten vessels, and the Company’s commitment for the construction of two dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the first nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended September 30, 2023 other than shares withheld to cover tax withholding liabilities relating to the exercise of stock options and the vesting of outstanding restricted stock units held by certain numbers of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.          Exhibits

**10.1

$160 Million Revolving Credit Agreement, dated as of September 27, 2023, among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the Lenders parties thereto, Nordea Bank Abp, New York Branch, as administrative  agent, Collateral Agent, Coordinator and security trustee for the Secured Parties, and ING Bank N.V., London Branch, as sustainability coordinator.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 7, 2023	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 7, 2023	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer