Form 10-K
period 2023-12-31
International Seaways, Inc.
filed 2024-02-29
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $1.8 billion, based on the closing price of $38.24 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of February 27, 2024: common stock, no par value, 48,930,872 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, anti-bribery and corruption policy, incentive compensation recoupment policy, and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters, including the continuing drought in Panama, reducing water levels in the Panama Canal and thereby decreasing the daily number of vessels permitted to transit the canal, resulting in delays crossing the canal or extending their voyages by going around Cape Horn;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;

i

●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases, including COVID-19;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Amended and Restated Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our Environmental, Social and Governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;

●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

v

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2023, we owned or operated an International Flag fleet of 73 vessels (totaling an aggregate of 8.8 million dwt), consisting of VLCC, Suezmax and Aframax crude tankers, as well as LR2, LR1 and MR product carriers. In addition to our operating fleet of 73 vessels, four dual-fuel ready LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and first quarter of 2026, bringing the total operating and newbuild fleet to 77 vessels. The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

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

2023 IN REVIEW

For the second consecutive year, we had our best financial results since becoming an independent public company in 2016. Shipping revenues and TCE Revenues achieved in 2023 were $1.1 billion and $1.1 billion, respectively, of which approximately 51% were generated from our Product Carriers segment and 49% from our Crude Tankers segment. Income from vessel operations increased by $172.7 million to $615.4 million in 2023, from $442.7 million in 2022, primarily driven by higher average daily rates across most of INSW’s fleet sectors. We achieved an Adjusted EBITDA (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition) of $723.8 million in 2023 compared to $549.1 million in 2022.

In addition, we continued to build a strong balance sheet by increasing total liquidity to $601.2 million from $541.1 million at the end of 2022, prepaying $323.5 million of outstanding debt in addition to regular principal amortization of $152.2 million and ended the year with 41% (i.e., 30 vessels) of our fleet unencumbered, a net loan to value ratio of 17%, and a net debt-to-capital ratio of 23.8%. We made approximately $241.2 million in capital investments for vessel and other property purchases, vessel improvements, vessel construction and drydocking. We also returned capital to our shareholders through cash dividends totaling $308.2 million and $13.9 million in repurchases of our common stock.

During 2023 we continued to focus on (i) maximizing our fleet’s earning potential through safe and reliable operations, opportunistic charter-ins/charter-outs, and sales and purchases of vessels, (ii) building on our track record as a disciplined capital allocator, and (iii) executing transactions that would ultimately unlock the value of our shares to investors.

We executed these goals during 2023 by:

●	Building on our track record as a disciplined capital allocator
o	In a cyclical business such as ours, we believe that capital allocation is not a formula embedded in a financial metric but levers that we pull at the right times in the cycle. We have a track record of buying vessel assets at low points, voluntarily decreasing our leverage and returning a substantial amount of cash to shareholders.
o	We paid out $322.1 million in returns to our shareholders during 2023.
o	We finalized the construction of our three dual-fuel LNG VLCCs, which were delivered during the first half of 2023 and commenced employment on seven-year time charters with the oil major Shell.
o	Completed the $42.3 million purchase of two 2009-built Aframaxes that were previously bareboat chartered-in.

International Seaways, Inc.

●	Maintaining our fleet optimization program:

o	We sold three 2008-built MRs, resulting in net proceeds of approximately $38.8 million after debt repayment.
o	We entered into construction contracts for four dual-fuel ready LR1 product carriers, which are expected to deliver between the third quarter of 2025 and the first quarter of 2026. The total construction cost for the vessels will be approximately $231 million, which will be paid for through a combination of long-term financing and available liquidity.
o	We opportunistically locked in $172.6 million of minimum revenues (before reduction for brokerage commissions) on non-cancelable time charters with durations of two to three years for one Suezmax, one Aframax and six MRs with charter expiry dates ranging from February 2025 to June 2026. These charters have increased the contracted future minimum revenues remaining under our time charter agreements (excluding any applicable profit share) to approximately $354.3 million from January 1, 2024 through charter expiry.

●	Executed a number of liquidity enhancing, deleveraging and financing diversification initiatives, including:

o	We prepaid $323.5 million of outstanding debt under our $750 Million Facility Term Loan and COSCO Lease Financing during 2023. This ultimately resulted in the release of 30 vessels from the collateral packages of the respective credit facilities.
o	As a result of the principal prepayments made under the $750 Million Facility Term Loan during 2023, the scheduled quarterly principal amortization under the $750 Million Facility Term Loan decreased from $30.2 million at the beginning of the year to $19.0 million at the end of the year.
o	We entered into a secured $160 million revolving credit facility, which matures on March 27, 2029 and reduces on a 20-year age-adjusted profile.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Sources of Capital,” for further details on these financing transactions.

OUR STRATEGY

Our primary objectives are to (i) maintain safe and reliable vessel operations that improves energy efficiency and reduces our environmental footprint; (ii) actively manage the size, age and composition of our fleet over the course of market cycles to increase investment returns and available capital; (iii) maximize cash flows through management of vessel employment in the spot market through our participation in a number of commercial pools and selective time charters; (iv) defend and grow the market share and profits of our asset light Crude Tankers Lightering business; (v) execute a disciplined yet flexible capital allocation strategy that is aligned with the shipping industry cycles by maintaining a strong balance sheet in order to use cash flow generation for opportunistic fleet investment, further de-levering that reduces cash break evens and/or interest costs and increases return to shareholders; and (vi) enter into value-creating transactions. The key elements of our strategy are:

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

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. As of December 31, 2023, we participated in seven commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Penfield Tankers (“PENFIELD”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), Norden Tanker Pool (“NTP”), Hafnia Tanker Pool (“HTP”) and Aframax International Pool (“AI”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

International Seaways, Inc.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2023, we had three VLCCs, two Suezmaxes, one Aframax, and six MRs on time charters expiring between August 2024 and April 2030. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

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

We seek to maintain a strong balance sheet and prudent financial leverage with sufficient liquidity that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2023, we maintained what we believe to be reasonable financial leverage for the current point in the tanker cycle. As of December 31, 2023, we had total liquidity on a consolidated basis of $601.2 million, comprised of $186.8 million of cash and short-term investments and $414.4 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 17% and 23.8%, respectively.

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

Governance – Our Board of Directors (10 members as of December 31, 2023, including eight independent members), has experts in shipping and compliance and engages in regular discussions relating to environmental matters and the Company’s response to climate change-related risks and opportunities. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board of Directors.

Strategy – We are committed to Environmental, Social and Governance practices as a part of our core culture. To achieve our goals, we have taken actions which include:

-	The establishment of a Performance and Sustainability team, and creation of the new role of Sustainability Engineer, who are tasked with both educating the organization as well as putting in place programs and initiatives to expand our decarbonization efforts;
-	The continuing implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption and CO2 and GHG emissions;

International Seaways, Inc.

-	The inclusion of a sustainability-linked pricing mechanism in both the $750 Million Credit Facility and the $160 Million Revolving Credit Facility. The mechanism has been certified by an independent, leading firm in ESG and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s 50% industry reduction target in GHG emissions by 2050. This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available. In addition to this GHG reduction measure, the pricing mechanism in the $750 Million Credit Facility also includes key performance indicators relating to crew safety and investment by the Company aimed at improving energy efficiency and the reduction of emissions;
-	Participation on the Board of Directors of the International Tanker Owners Pollution Federation, the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 100 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to end the unprecedented crew change crisis caused by COVID-19;
-	Participation as a signatory to the Gulf of Guinea Declaration on the Suppression of Piracy, which has been signed by more than 500 organizations across the maritime industry and sets out a series of steps to help decrease and end the threat of piracy in the Gulf of Guinea;
-	Specific consideration of overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to consider for disposition, in order to reduce our fleet’s contribution to GHG emissions; and
-	Our continued commitment to practice environmentally and socially responsible ship recycling. Stoppage of work until identified unsafe working conditions are rectified and improvements in procedures for materials handling were some of the positive takeaways noted from our most recent recycling projects.

Additionally, during 2023, we completed the construction of our three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard. We expect these tankers to be well suited to adhere to future environmental regulation throughout their life. Their significant environmental benefits, including substantially reducing our carbon footprint, are in keeping with our commitment to ESG-focused corporate citizenship.

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

FLEET OPERATIONS

Fleet Summary

As of December 31, 2023, our operating fleet consisted of 73 vessels, 59 of which were owned and 14 of which were chartered in (including 13 vessels under bareboat charters pursuant to sale and leaseback arrangements which are deemed to be financing arrangements). Vessels chartered-in include one time charter. The Company is subject to purchase obligations for 10 of the vessels under sale and leaseback financing arrangements at the end of each bareboat charter. See Note 16, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information

International Seaways, Inc.

relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception, as well as any workboats chartered-in by our Crude Tankers Lightering business.

			Total at December 31, 2023
Vessel Fleet and Type	Vessels Owned	Vessels Chartered-in	Number	Total Dwt
Operating Fleet
Crude Tankers
VLCC	4	9	13	3,910,572
Suezmax	13	—	13	2,061,754
Aframax	4	—	4	452,375
Total	21	9	30	6,424,701
Product Carriers
LR2	1	—	1	112,691
LR1	6	1	7	522,698
MR	31	4	35	1,750,854
Total	38	5	43	2,386,243
Total Owned and Operated Fleet	59	14	73	8,810,944
Newbuild Fleet
LR1	4	—	4	294,400
Total Newbuild Fleet	4	—	4	294,400

Total Operating and Newbuild Fleet	63	14	77	9,105,344

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2023, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Crude Tankers (including Crude Tankers Lightering)

Our Crude Tankers reportable business segment is made up of a fleet of VLCCs, Suezmaxes, and Aframaxes engaged in the worldwide transportation of crude oil.

This segment also includes our Crude Tankers Lightering business through which we provide ship-to-ship (or “STS”) lightering support services and full-service STS lightering to customers in the U.S. Gulf (“USG”), U.S. Pacific, Grand Bahama and Panama regions. In STS lightering support service, we provide the personnel and equipment (hoses and fenders) to facilitate the transferring of cargo between seagoing ships positioned alongside each other, either stationary or underway. In full-service STS lightering, we provide the lightering vessel, usually an Aframax tanker, in addition to the personnel and equipment to facilitate the transferring of cargo. Demand for lightering services is significantly affected by the level of crude oil imports into the United States and, in recent years, by the volumes of crude oil exports from the United States. Our customers include oil companies and trading companies that are importing or exporting crude oil in the USG to or from larger Suezmax and VLCC vessels, which are prevented from using certain ports due to their size and draft.

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

Commercial and Technical Management of Fleet – Hybrid Operating Model

We employ a hybrid operating model in the commercial and technical management of our fleet. Our in-house commercial and technical management experts utilize third-party service providers to execute our commercial and technical operations, while providing us with the flexibility to scale operations up or down with our fleet across various shipping cycles.

Commercial Pools and other Commercial Management Arrangements

We currently utilize third-party managed pools as the principal commercial strategy for our vessels participating in the spot voyage charter markets. By operating a large number of vessels as an integrated transportation system, commercial pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools are commercially managed by experienced commercial operators that, among other things, arrange charters for the vessels participating in the pool in exchange for an administrative fee. Technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas that capture the contribution of each vessel to the pool by:

●	first, summarizing the earnings capacity of each vessel (as determined by the pool operator based largely on the physical characteristics and fuel consumption) to a number of “points;”
●	second, multiplying each vessel’s “points” by the number of days that vessel operated during a specified period (the “Vessel Contribution”);
●	third, multiplying the total number of points of all vessels in the pool by the total number of days all vessels in the pool operated (the “Total Earnings”); and
●	fourth, dividing the Vessel Contribution by the Total Earnings.

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

International Seaways, Inc.

The table below summarizes the pool deployment of our conventional tanker fleet as of December 31, 2023:

(a)	We delivered a third Aframax vessel into the pool in February 2024 after completion of its scheduled drydock.

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 91% of the Company’s aggregate TCE revenues in 2023 compared to 96% in 2022. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

International Seaways, Inc.

Time Charter Market

Time charters constituted 9% and 4% of the Company’s TCE revenues in 2023 and 2022, respectively. As of December 31, 2023, we had three VLCCs, two Suezmaxes, one Aframax, and six MRs deployed on non-cancelable time charters expiring between August 2024 and April 2030. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —“General,” for further information on the future minimum revenues, before reduction for brokerage commissions, expected to be received on our non-cancelable time charters.

Technical Management

In an effort to streamline our operations, during 2022, we began the process of paring down the number of outsourced third-party technical managers to only two managers from five managers. This transition process was successfully completed during the second quarter of 2023. The managers supervise the technical management of our vessels and the integrity of our operations to ensure industry leading safety, compliance, environmental protection and service quality. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, with the managers acting as agents on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shore-side personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

HUMAN CAPITAL MANAGEMENT AND EMPLOYEES

As of December 31, 2023, we had 2,698 employees comprised of 2,633 seafarers employed on our fleet and 65 shoreside staff.

We believe a commitment to and investment in human capital management helps us build competitive advantage and furthers our long-term success. Our highly skilled seafarers and shoreside employees are the foundation of everything that we do and the embodiment of our “do the right thing” culture. We depend on our workforce to provide superior service and to ensure our vessels are operated safely and securely. Our seafarers are hired by the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW. All of the seafarers onboard our vessels are represented by collective bargaining agreements. We consider our seafarers and union relationships to be strong.

To facilitate the recruitment, development and retention of our valuable seafarers and shoreside employees, we strive to make INSW a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

Talent Development

To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top seafarer and shoreside talent. On average, our seafarers have worked for us for more than 10 years and more than half of our shore-based employees have worked for us for at least 15 years. For our seafarers, ongoing training is integral to conducting safe operations and keeping employees engaged. One key part of our training regimen is our crew conferences. Senior leaders from the Company, our fleet and our third-party managers spend three days with up to 100 seafarers from across our fleet, representing all ranks and nationalities. During the conferences, the seafarers are updated on new policies, regulations, and procedures.  Interactive learning sessions and team building exercises are used to foster communication and shared learnings. Day long training sessions are capped off with a social agenda that celebrates successes during the year and includes the presentation of awards for long time service with the Company. This presents management with both an opportunity to teach and to learn and provides everyone with an excellent networking opportunity.

Succession Planning

Our Board of Directors believe that planning for succession is an important function. We continually strive to foster the professional development of management and team members. We continue to invest in developing a very experienced and strong group of leaders,

International Seaways, Inc.

with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management, including our CEO.

Diversity, Equity and Inclusion (“DEI”)

Diversity and Inclusion is at the core of all we do and drives us to build and reinforce an inclusive culture. We believe unique ideas and perspectives fuel innovation and our differences make us stronger and better. We value difference in gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, thought, and more across the globe. We recognize the importance of diverse teams, an equitable workplace and an inclusive culture in driving innovation and competitiveness.

Our commitment to Diversity and Inclusion starts at the top with a diverse Board of Directors and executive management team, who represent a broad spectrum of backgrounds and perspectives. We believe that the diversity of our Board of Directors as of December 31, 2023 (including three women and one Asian American) and the diversity of our executive leadership (two of the Company’s six executive officers belong to underrepresented minorities and are diverse by ethnic background, non-U.S. place of birth, or gender) is a testament to our ongoing commitment to hiring, developing, and retaining diverse talent.

	As of December 31, 2023
	Female	Male
Shoreside Employees	22	43
Seafarers	4	2,629
Total Employees	26	2,672

	As of December 31, 2023
	Female	Male
Board of Directors(a)	3	7
Non-Director Senior Management	—	5
Non-Director Senior Management Direct Reports	21	38
(a)	Includes our CEO who is also a member of the Board of Directors

We recognize the need to address gender representation in our industry. While we take pride in the diverse range of nationalities represented among our seafarers, we acknowledge that our crews are almost entirely male. Unfortunately, this gender disparity is not unique to our company but prevalent across the broader shipping industry, as only 2% of the crewing population is female, the majority of whom sail in the cruise and leisure segments. We are committed to overcoming hurdles to women’s career opportunities at sea, ensuring safety, and fostering an environment in which all people can thrive.

International Seaways is a founding member of the Global Maritime Forum’s All Aboard Alliance, a transformative industry initiative aimed at fostering diversity and inclusivity both ashore and at sea. As part of this significant commitment, we actively participate in the Diversity@Sea project, a focused endeavor dedicated to enhancing career opportunities for women in the maritime industry.

Safety, Quality and Health

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

Our commitment to safety also extends to our continued response to changes in how we work and collaborate shoreside. In 2023, we have maintained the hybrid work schedule introduced in 2022, taking into account collaboration, convenience and work-life balance for our shoreside employees.

International Seaways, Inc.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change (“UNFCCC”) forged a new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries assessed their collective programs toward achieving

International Seaways, Inc.

the goals of the Paris Agreement in 2023 and agreed to reassess such programs every five years thereafter, referred to as the global stock take, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement. In November 2021, at UNFCCC’s COP26 in Glasgow, new initiatives to incorporate shipping in the climate change framework were proposed. These proposals remain either voluntary among countries or represent efforts towards building consensus for further work within the maritime industry. In particular, at COP26, a coalition of 19 countries including the United Kingdom and the United States signed the Clydebank Declaration to support and facilitate the establishment of at least six green shipping corridors – zero emission maritime routes between two or more ports -- by 2025, with a view toward increasing the number of green corridors over the longer term. The Declaration noted that voluntary participation by operators would be essential.

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

At the MEPC 76 in June 2021, the IMO, taking into account the findings of the Fourth GHG Study, adopted short-term measures that became effective in 2023 to implement its stated goals of reducing carbon dioxide emissions from international shipping by 40% by 2030 and 70% by 2050, and GHG emissions from international shipping by 50% by 2050. The new measures will require ships to calculate their Energy Efficiency Existing Ship Index (EEXI) and to establish their annual operational carbon intensity indicator (CII) that links the GHG emissions to the amount of cargo carried over distance traveled. Ships with low ratings are required to submit corrective action plans.

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

International Seaways, Inc.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 2, 2024 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “U.S. Environmental and Safety Regulations and Standards - Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $179 per ton of the vessel’s tonnage, with a maximum liability of $18.7 million. Under the 1992 Protocol, the liability of the owner is limited to $4.0 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $603 per gross ton thereafter, with a maximum liability of $80.0 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.0 million plus $845 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, with a maximum liability of $120.1 million subject to the exceptions discussed above for the 1992 Protocol.

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

International Seaways, Inc.

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

The BWM Convention defines a discharge standard consisting of maximum allowable levels of critical invasive species, which standard is met by installing treatment systems that render the invasive species non-viable. In addition, each vessel is required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

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

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in the course of the preceding 24 months) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. INSW believes that none of its vessels meet the definitions of a "sub-standard" vessel contained in the EU legislation. EU directives require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact INSW.

International Seaways, Inc.

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”) sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds from tankers. Under Annex VI, the global cap on the sulfur content of fuel oil is currently 0.50% and the sulfur content of fuel oil for vessels operating in designated Emission Control Areas (“ECAs”) is 0.1%. Currently designated ECAs are the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey, China and Norway, for example, regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth.” In December 2012, an EU directive that aligned the EU requirements with Annex VI entered into force. For vessels at berth in EU ports, sulfur content of fuel oil is limited to 0.1%. For vessels operating in SOx Emission Control Areas (“SECAs”), sulfur content of fuel oil is limited to 0.1%. For vessels operating outside SECAs, sulfur content of fuel oil is limited to 0.5%. Alternatively, emission abatement methods are permitted as long as they continuously achieve reductions of SOx emissions that are at least equivalent to those obtained using compliant marine fuels.

More stringent Tier III emission limits are applicable to engines installed on a ship constructed on or after January 1, 2016 operating in ECAs. NOx emission Tier III standards came into force on January 1, 2016 in ECAs.

Additional air emission requirements under Annex VI mandate the development of Volatile Organic Compound (“VOC”) Management Plans for tank vessels and certain gas ships.

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

International Seaways, Inc.

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

In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred. The State of California’s Lempert-Keene-Seastrand Oil Spill Prevention and Response Act requires vessels of a specified size that operate in California waters to have a California State certificate of financial responsibility (COFR) equal to at least $2 billion and imposes certain criminal fines in the event of an oil spill.

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

International Seaways, Inc.

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

Under the USCG’s final rule on ballast water management for the control of nonindigenous species in U.S. waters, which generally is in line with the requirements set out in the BWM Convention, the treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the USCG. INSW’s vessels discharging ballast in U.S. waters currently have, or INSW expects such vessels will have, Type Approved treatment systems by their extended compliance dates.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports also is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The current VGP identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. The VGP standards and requirements were due for modification and renewal in December 2018, but this renewal has been postponed by the EPA with no fixed date for completion. Until a new VGP program is implemented, the current standards remain in effect.

Certain of the Company’s vessels are subject to more stringent numeric discharge limits under the EPA’s VGP, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the final rule. The EPA has determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. Under the ERP, the EPA states that vessels that have received an extension from the USCG, are in compliance with all of the VGP’s requirements other than the numeric discharge limits and meet certain other requirements will be entitled to a “low enforcement priority.” While INSW believes that any vessel that is or may become subject to the VGP’s numeric discharge limits during the pendency of a USCG extension will be entitled to such low priority treatment under the ERP no assurance can be given that they will do so.

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

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, California extended the deadline for compliance with stringent interim standards to 2030 and the deadline for final “zero detect” standards to 2040. In the interim, the California State Lands Commission incorporated the federal ballast water discharge standards and implementation schedule into California law and established operational monitoring and recordkeeping requirements.

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

Under the USCG Authorization Act of 2018, which includes the Vessel Incidental Discharge Act (“VIDA”), the EPA is the designated government agency responsible for establishing standards for U.S. ballast water regulations and the USCG was assigned the responsibility for monitoring and enforcing those standards. VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Ultimately, under VIDA, the discharge of ballast water in the navigable waters of the United States will no longer subject to the VGP or the CWA. In October 2020, EPA issued its proposed national standards of performance for 20 separate discharges incidental to normal vessel operations including ballast tanks and exhaust gas emission control

International Seaways, Inc.

systems. EPA has not yet issued a final rule. The Company plans to continue to monitor the implementation of VIDA at the federal, state, and local levels.

U.S. Air Emissions Standards

Pursuant to MARPOL Annex VI, EPA adopted regulations implementing the provisions of Annex VI, which regulations require subject vessels to comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal U.S. waters. The Company’s vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.9 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2023, the Company was a member of four P&I Associations. Each of the Company’s vessels is insured by one of these four Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

INCOME TAXATION OF THE COMPANY

INSW is incorporated in the Republic of the Marshall Islands and pursuant to the laws of the Marshall Islands, the Company is not subject to income tax in the Marshall Islands. All of the Company’s vessels are owned or operated by non-U.S. corporations that are subsidiaries of INSW.

U.S. Income Tax

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

International Seaways, Inc.

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

In 2023 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and the corresponding Treasury regulations. For 2024 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters — We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

Global Minimum Tax

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued Model Rules for implementation of a 15% minimum tax for multinational enterprises as part of its initiative intended to address the tax challenges arising from globalization. A number of countries, including some jurisdictions in which certain of the Company’s subsidiaries are domiciled, such as the U.K. and Singapore, have agreed to adopt the OECD’s minimum tax rules and have already implemented these rules or local versions of these rules effective January 1, 2024. The phased implementation of these rules could affect INSW in 2025 with the potential for a one-year deferral. The application of the rules continues to evolve, and its outcome may alter our tax obligations in certain countries in which we operate. We continue to evaluate the impact of these rules and are currently evaluating a variety of mitigating actions to reduce the potential impact.

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

Risks Related to Our Industry

●	The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.
●	The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.
●	Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.
●	Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built vessels, without a commensurate shift in demand for such vessels, may cause spot chart rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

International Seaways, Inc.

●	Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.
●	Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.
●	The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.
●	INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.
●	Acts of piracy on ocean-going vessels, terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran–backed Houthi militants in Yemen, could adversely affect the Company’s business.
●	The war between Russia and Ukraine could adversely affect INSW’s business.
●	Public health threats could adversely affect INSW’s business.

Risks Related to Our Company

●	INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.
●	The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.
●	INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.
●	The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain its vessels, which depend on additional financing.
●	The Company depends on third-party service providers for technical and commercial management of its fleet.
●	INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.
●	INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.
●	Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.
●	INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.
●	The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.
●	Operational costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events related to secondhand vessels and the consolidation of suppliers.
●	The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.
●	The Company may face unexpected drydock costs for its vessels.
●	Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.
●	The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems and those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.
●	INSW’s revenues are subject to seasonal variations.
●	Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.

Risks Related to Legal and Regulatory Matters

●	Climate change and greenhouse emissions may adversely affect our operating results.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance policies may impose additional costs on us or expose us to additional risks.
●	Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases (“GHGs”), may adversely affect INSW’s business.

International Seaways, Inc.

●	The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.
●	The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the United States (“U.S.”), the UN, the United Kingdom, or the EU, which could negatively affect the trading price of the Company’s common shares.
●	The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.
●	Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.
●	Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operation and available cash.
●	We may be subject to U.S. federal income tax on U.S. source shipping income, which could reduce our net income and cash flows.
●	U.S. tax authorities could treat us as a “passive foreign investment company”, which could have adverse U.S. federal income tax consequences to U.S. shareholders.
●	Pending and future tax law changes may result in significant additional taxes to us.

Risks Related to the Common Stock

●	We are incorporated in the Marshall Islands, which may have fewer rights and protections for shareholders than under a typical jurisdiction in the United States.
●	It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	The market price of the Company’s securities may fluctuate significantly.
●	Our Amended and Restated Rights Plan may discourage, delay or prevent a change of control of the Company or changes to our management and, therefore, depress the market price of our Common Stock.
●	Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing shareholders’ interests in the Company.
●	INSW may not continue to pay cash dividends on its Common Stock.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2023, 2022 and 2021, INSW derived approximately 91%, 96% and 81%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.” Furthermore, recent geopolitical instability and weather conditions have significantly benefitted the Company’s financial results by increasing tanker demand in 2022 and 2023. There can be no certainty as to when such geopolitical instability and weather conditions will normalize, and any such normalization could cause tanker rates to decline significantly.

Factors influencing the demand for tanker capacity include:

●	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
●	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;

International Seaways, Inc.

●	regional availability of refining capacity and inventories;
●	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
●	weather and natural disasters, including the continuing drought in Panama, reducing water levels in the Panama Canal and thereby decreasing the daily number of vessels permitted to transit the canal, resulting in delays in crossing the canal or extending their voyages by going around Cape Horn;
●	international sanctions, embargoes, import and export restrictions or nationalizations and wars, including the current Russia – Ukraine war and attacks by Iran – backed Houthi militants based in Yemen;
●	developments in international trade generally;
●	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
●	environmental and other legal and regulatory developments and concerns;
●	government subsidies of shipbuilding;
●	construction or expansion of new or existing pipelines or railways; and
●	competition from alternative sources of energy.

Factors influencing the supply of vessel capacity include:

●	the number of newbuilding deliveries;
●	the recycling rate of older vessels;
●	environmental and maritime regulations;
●	the number of vessels being used for storage or as FSO service vessels;
●	the number of vessels that are removed from service;
●	changes in the number of vessels ceasing to comply with sanctions imposed by the U.S., the UK and the EU, which changes either decrease or increase the number of vessels that participate in sanctions compliant trading;
●	availability and pricing of other energy sources for which tankers can be used or to which construction capacity may be dedicated; and
●	port or canal congestion and weather delays.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding order book of all classes of tankers (representing vessels in various stages of planning or construction that will be delivered in the future) equaled approximately 7%, 4% and 7% as of each of December 31, 2023, 2022 and 2021.

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

International Seaways, Inc.

During 2023, tanker values increased, primarily because of higher TCE rates (resulting in part from geopolitical conflicts), greater residual values of tankers because of higher steel prices, and limited shipyard capacity to construct tankers because of orders for other categories of vessels such as bulk carriers, container ships and LNG carriers. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company did not record any vessel impairment charges during 2023.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and recycling prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented approximately 7% and 4% of the existing world tanker fleet as of each of December 31, 2023 and 2022. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

International Seaways, Inc.

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

Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically may increase the cost of obtaining money from the credit markets. Lenders may also enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt and reduce, and in some cases cease to provide funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when current facilities mature, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

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

International Seaways, Inc.

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

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters.  In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities.  Political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region and most recently in the Black Sea in connection with the war between Russia and Ukraine and in the Red Sea and the Gulf of Aden in connection with the Israel/Gaza conflict resulting from attacks by Iran-backed Houthi militants based in Yemen, respectively. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least two vessels have been seized by Iran.  Further the war between Russia and Ukraine and the Israel/Gaza conflict have resulted in attacks on commercial vessels in the Black Sea, Red Sea and Gulf of Aden in the 2022 – 2024 period. None of these attacks or seizures have involved the Company’s vessels. To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business to a limited extent, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

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

As of December 31, 2023, INSW had approximately $723 million of outstanding indebtedness (including finance lease obligations), net of discounts and deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

INSW’s ability to continue to fund its obligations and to reduce or refinance debt in the future may be affected by, among other things, the age of the Company’s fleet and general economic, financial market, competitive, legislative and regulatory factors. An inability to fund the Company’s debt requirements or reduce or refinance debt in the future could have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows. Further, for certain lease transactions, including finance leases, the Company’s ability to prepay the lease is restricted so the lease obligations may remain outstanding throughout the lease term even if it is financially advantageous for the Company to prepay the lease.

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

International Seaways, Inc.

Additionally, INSW’s $750 Million Credit Facility and $160 Million Revolving Credit Facility contain certain restrictions relating to new borrowings as set forth in the relevant loan agreements. The Company’s debt facilities contain customary representations, warranties, restrictions and covenants including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility. Certain of the Company’s vessel leases also contain similar financial covenants.

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

International Seaways, Inc. is a holding company, and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries. As a result, its ability to satisfy its financial obligations or pay dividends depends on its subsidiaries and their ability to distribute funds to it. In addition, the terms of certain of the Company’s financing agreements restrict the ability of certain of those subsidiaries to distribute funds to International Seaways, Inc.

The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all of its vessels, which depend on additional financing.

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently has newbuilding construction contracts for the purchase of four dual fuel LNG ready LR1s and an option for two additional dual fuel LNG ready LR1s which provide for installment payments of the purchase price to be made by the Company as the vessels are being built. If the Company is unable to fulfil its obligations under such contracts, the shipyard constructing such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs

International Seaways, Inc.

for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third-party service providers to, among other things:

●	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;
●	comply with requirements imposed by the U.S., the U.N., the U.K. and the EU (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;
●	respond to changes in customer demands for the Company’s vessels;
●	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and
●	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

The failure of third-party service providers to meet such commitments could lead to legal liability or other damages to the Company. The third-party service providers the Company has selected may not provide a standard of service comparable to that the Company would provide for such vessels if the Company directly provided such service. The Company relies on its third-party service providers to comply with applicable law, and a failure by such providers to comply with such laws may subject the Company to liability or damage its reputation even if the Company did not engage in the conduct itself. Furthermore, damage to any such third party service provider’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

The third-party technical managers have the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If a third-party technical manager exercises that right, the Company will be required either to enter into substitute agreements with other third parties or to assume those management duties. The Company may not succeed in negotiating and entering into such agreements with other third parties and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing its fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), that could result in increased costs and reduced efficiency and profitability. Any such changes could result in a temporary loss of customer approvals, could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 91% of INSW’s aggregate TCE revenues in the year ended December 31, 2023, 96% in 2022 and 81% in 2021. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

International Seaways, Inc.

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2023, INSW employed twelve of its vessels on time charters, with expiration dates ranging between August 2024 and April 2030. The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2023, 10 of the Company’s 13 VLCCs participate in the TI pool; 11 of its 13 Suezmaxes participate in the PENFIELD pool; two of the Company’s four Aframaxes participate in the Aframax International pool and its one LR2 participates in the HAFNIA pool; all seven of its LR1s participate in the PI pool; and 29 of the 35 MRs participate in the CPTA pool or NTP pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the implementation of the EU Emission Trading System), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

From time to time, INSW considers, and may make, acquisitions of individual vessels, groups of vessels, or shipping businesses. The success of any such acquisition will depend upon a number of factors, some of which may not be within its control. These factors include INSW’s ability to:

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2023, the weighted average age of the Company’s total owned and operated fleet was 10.2 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

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

International Seaways, Inc.

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance, the impact of the stress of operations and new regulations (including in particular regulations relating to GHG emissions). If new tankers are built that are more efficient or more flexible or have longer physical lives than the Company’s vessels, competition from these more technologically advanced vessels could adversely affect the charter rates that the Company receives for its vessels and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

The Company may be required to spend significant capital and other resources to further protect itself and its systems against threats of security breaches and computer malware, or to alleviate problems caused by security breaches or malwares. Security breaches and malware could also expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third-party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers, damage our brand, and increase our costs. In order to mitigate the financial impact of any losses arising from security breaches or computer malwares, the Company has purchased insurance that covers losses arising from such breaches or malwares, including data recovery, extortion, ransomware and business interruption.

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

We may face increasing pressures from investors, lenders and other market participants, which are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors remain invested in us and make further investments in us, especially given our business of transporting crude oil and refined petroleum products.  In addition, we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging ESG requirements.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

International Seaways, Inc.

Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect INSW’s business.

General

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

Oil Pollution

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

Ballast Water

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

Greenhouse Gas Emissions

International Seaways, Inc.

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

Other Impacts

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

The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S., the U.N., the U.K. or the EU, which could negatively affect the trading price of the Company’s common shares.

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S., the U.N., the U.K. or the EU and countries identified by the U.S., the U.N., the U.K. or the EU as state sponsors of terrorism. The U.S., U.N., the U.K. and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation

International Seaways, Inc.

of goods (including crude oil) originating in sanctioned countries (particularly Iran, Venezuela and Russia), even if the vessel does not travel to those countries, or is otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

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

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, sanctions and other regulatory compliance, and other disputes that arise in the ordinary course of the Company’s business.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s insurance costs, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in this Annual Report on Form 10-K and Note 19, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2024 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2024 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of the average value of assets (determined on a quarterly basis) held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.” For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rental income and royalties other than rental income and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. Although there is no authority under the PFIC rules directly on point, and existing legal authority in other contexts is inconsistent in its treatment of time charter income, we believe that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets. Therefore, we believe that we are not now and have never been a PFIC with respect to any taxable year. There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year. If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

Pending and future tax law changes may result in significant additional taxes to us.

Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control and may result in significant additional taxes to us. For example, various governments and organizations such as the EU and Organization for Economic Co-operation Development (or the OECD) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. In January 2019, the OECD announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars”. Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. The Pillar Two Model Rules are designed to ensure that large multinational enterprises (MNEs) that have annual revenues of €750 million or more in at least two of the four fiscal years immediately preceding the tested fiscal year pay a minimum level of tax on the income arising in each jurisdiction where they operate. In October 2021, more than 130 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. The framework calls for law

International Seaways, Inc.

enactment by OECD and G20 members in 2022 to take effect in 2024 and 2025. Qualifying International Shipping Income is exempt from many aspects of this framework if the exemption requirements are satisfied. As currently drafted, the exemption requirements are limited to the extent strategic and/or commercial management of ships are carried on from within the jurisdiction in which the ship owning and revenue generating entity is domiciled. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules, which are generally consistent with the agreement reached by the framework in October 2021. On December 12, 2022, the EU member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on large multinational enterprises with revenues of at least €750 million, which generally would go into effect in 2024. These changes are presently being enacted and implemented by various countries in which we do business. These laws as enacted could result in additional tax imposed on us or our subsidiaries.

In addition, national or local tax authorities may assert other claims in various circumstances. During 2023, the tax authorities in one country notified many international shipping companies, including the Company, that they may have failed to comply with extant laws applicable in such country with respect to registration, reporting possible income derived from such country, filing of appropriate tax returns, and payment of relevant taxes with respect to international shipping operations. While the law has been in place for many years, there has not been any previous enforcement and there is significant lack of clarity as to who may be subject to tax under the legislation and what income, if any, may be subject to taxation. Similarly, the status of the taxation of international shipping income in certain other countries is equally uncertain. The Company believes that any income tax liability that may arise in all such countries would not be material to the Company, but no assurance can be made as to the amount of any such liability, if any.

Risks Related to the Common Stock

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate case law or bankruptcy law, and, as a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States.

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

The Company’s common stock is listed on the New York Stock Exchange. However, the market price of the Company’s common stock may fluctuate substantially. You may not be able to resell your common stock at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control. These risks include those described or referred to in this “Risk Factors” section and under “Forward -Looking Statements,” as well as, among other things: fluctuations in the Company’s operating results; activities of and results of operations of the Company’s competitors; changes in the Company’s relationships with

International Seaways, Inc.

the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; changes in the Company’s capital structure; any announcements by the Company or its competitors of significant acquisitions, strategic alliances or joint ventures; additions or departures of key personnel; investors’ general perception of the Company; failure to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events. Any of the foregoing factors could also cause the price of the Company’s equity securities to fall and may expose the Company to securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management’s attention and resources.

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

Our limited duration Amended and Restated Stockholders Rights plan dated as of April 11, 2023 (the “Amended and Restated Rights Plan”), also known as a “poison pill”, may discourage, delay or prevent a change of control of the Company or changes in our management and, therefore, depress the market price of the Company’s common stock.

The Amended and Restated Rights Plan is intended to enable all Company stockholders to realize the long-term value of their investment in the Company. The Amended and Restated Rights Plan reduces the likelihood that any person or group gains control of the Company through open market accumulation, or other tactics potentially disadvantaging the interests of all stockholders, without paying all stockholders an appropriate control premium or providing the Company’s Board of Directors sufficient time to make informed decisions in the best interests of all stockholders. The Amended and Restated Rights Plan was ratified by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on June 6, 2023. While the Amended and Restated Rights Agreement was effective immediately, the Rights become exercisable only if a person or group acquires beneficial ownership, as defined in the Rights Agreement, of 20% or more of the Company’s common stock in a transaction not approved by the Company's Board of Directors. In that situation, each holder of a Right (other than the acquiring person or group) will have the right to purchase, upon payment of the then-current exercise price, a number of shares of Company common stock having a market value of twice the exercise price of the Right. In addition, at any time after a person or group acquires 20% or more of the Company’s common stock (unless such person or group acquires 50% or more), the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such person or group, which would have become null and void). The Amended and Restated Rights Plan is not intended to interfere with any transaction that the Board of Directors determines is in the best interests of stockholders, nor does the Amended and Restated Rights Plan prevent the Board of Directors from considering any proposal. The Amended and Restated Rights Plan will expire on April 10, 2026, subject to earlier termination by the Company’s Board of Directors if the Board determines that market and other conditions warrant.

Notwithstanding the foregoing advantages provided by the Amended and Restated Rights Plan to the interests of all stockholders, the Amended and Restated Rights Plan may depress the market price of the Company’s common stock by acting to discourage, delay or prevent a change of control of the Company or changes in the management of the Company that the stockholders of the Company may deem advantageous.

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

International Seaways, Inc.

companies are acquired in exchange for new shares of the Company’s common stock to be issued and if the Company’s Board of Directors makes grants of equity awards to the Company’s directors, officers and employees pursuant to any equity incentive or compensation plan, any such grants would also cause dilution.

INSW may not continue to pay cash dividends on its Common Stock.

During 2023, 2022 and 2021 INSW paid regular quarterly and supplemental cash dividends totaling $308.2 million or $6.29 per share, $69.8 million or $1.42 per share and $9.4 million or $0.24 per share, respectively. The Company also paid a special cash dividend of $1.12 per share immediately prior to the Merger in July 2021. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Program and Strategy

Cybersecurity Threats

In today’s digitally interconnected workspace, we are increasingly vulnerable to cybersecurity threats that can disrupt operations, and compromise sensitive information. Cybersecurity threats are continuously evolving and can vary widely, but some common types of material cyber threats include:

●	Malware: Malicious software such as viruses, worms, trojans, and ransomware can infiltrate systems and disrupt operations, steal sensitive information, or extort money from the organization.

●	Phishing: Phishing attacks involve tricking individuals into revealing sensitive information such as login credentials or financial data by posing as a trustworthy entity via email, phone calls, or text messages.

●	Denial of Service (“DoS”) Attacks: These attacks aim to overwhelm a network, server, or website with an excessive amount of traffic, rendering it inaccessible to legitimate users.

●	Insider Threats: Employees, contractors, or other trusted individuals may intentionally or unintentionally compromise security by stealing data, sharing sensitive information, or performing unauthorized actions.

●	Social Engineering: Social engineering tactics involve manipulating individuals into divulging confidential information or performing actions that compromise security, often through psychological manipulation or deception.

●	Supply Chain Attacks: Attackers may target third-party vendors, suppliers, or service providers to international seaways to gain unauthorized access to their systems or data.

●	IoT Vulnerabilities: Internet of Things (“IoT”) devices used in maritime operations can pose security vulnerabilities if not properly secured, potentially allowing attackers to gain access to critical systems or data.

●	Data Breaches: Unauthorized access to sensitive data, such as business strategy, financial records, or operational data, can lead to financial loss, legal repercussions, and damage to the organization's reputation.

International Seaways, Inc.

●	Cyber Espionage: State-sponsored or corporate espionage efforts may target to steal sensitive information, gain intelligence on operations, or disrupt critical infrastructure.

We maintain a comprehensive process for assessing, identifying, and managing material risks from cybersecurity threats as part of our overall risk management system and processes, including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputation risk.

Cybersecurity is a critical component of the Company’s Enterprise Risk Management program. The Company has established an information security framework to help safeguard the confidentiality and integrity of, and access to its information assets and to ensure regulatory, contractual, and operational compliance.

Our cybersecurity risk management strategy includes the following:

●	Our program is based on the National Institute of Standard and Technology(“NIST”) Cybersecurity Framework and the Center for Internet Security Critical Security Controls (“CIS”).

●	We have adopted a “defense in depth” cybersecurity strategy and deployed multiple layers of security measures to protect the Company’s information assets and detect any potential breach quickly. Our multi-layered protection mechanisms are designed to address the security vulnerabilities inherent not only with hardware and software but also due to human error. In an extreme situation, if all the security layers fail and a breach happens, our multiple detection layers are designed to detect the breach.

◾	Human Layer: We realize that the users of the information assets are the first line of defense and cyber risk prevention is every INSW employee’s responsibility. We organize mandatory cybersecurity awareness training for all staff yearly and conduct simulation tests monthly to check employee preparedness in the detection of phishing attacks. We also maintain an IT Security Policy and Procedures document, that describes Company security policy and practices in detail.

◾	Network Security: We deploy firewalls to shield the Company’s network from malicious or untoward network traffic that violates security policies. Our firewalls are equipped with intrusion detection and intrusion prevention systems to detect and prevent potential attacks.

◾	Logical Security: Access to the Company’s information assets is governed by the IT Security Policy and Procedures document, which stipulates the procedure for granting new access, change in access, and access termination. All access changes are audited. All new system access is approved by designated data owners ensuring segregation of duties. We have a documented strong password policy for all users and all privileged access is restricted. All remote access is controlled using geofencing restrictions and requires multi-factor authentication.

◾	Operating System and Application Security: We have a vulnerability scanning tool in place that scans all information assets monthly to report any vulnerabilities. Those reports are analyzed by system administrators for appropriate mitigating actions. We have implemented an email security tool that sanitizes all incoming emails for malicious content, attachments, or links.

◾	Log Monitoring: We employ a reputable third-party managed security service provider (“MSSP”), who manages logs from all critical information assets of the Company. The MSSP’s Security Operations Center (“SOC”) assists the Company in detecting and preventing any potential cyberattack at an early stage by analyzing the log data and correlating that with the latest threat intelligence.

◾	End Point Security: We allow access to all information assets only from authorized and standard devices (endpoints). All endpoints have a next-generation anti-virus tool installed that uses a combination of artificial intelligence, behavioral detection, and machine learning algorithms to anticipate and prevent known and unknown threats. All endpoints also have an extended detection and response (“XDR”) tool installed that provides a proactive approach to threat detection and response by collecting and correlating data across multiple security layers. Alerts from all these tools are actively monitored and appropriate alerts/escalations are issued.

International Seaways, Inc.

◾	Data Security: The core objective of our cybersecurity program is securing the Company’s sensitive data across all information assets while maintaining appropriate access for authorized personnel. To prevent any accidental data loss, we strictly follow the principle of “least privilege,” and limit users' access rights to only what is required to do their jobs. Further, all the disks are encrypted, and daily backups of all computers are maintained outside the Company’s network.

●	We maintain a detailed incident response plan to identify, manage, investigate, and remediate various types of cybersecurity incidents. This plan provides organizational and operational structures, processes, and procedures to allow responsible personnel to initiate and execute a proper response to cybersecurity incidents that may affect the function and security of IT assets, information resources, and business operations. The plan describes the processes for cybersecurity incident severity assessment, materiality determination, roles and responsibilities for the incident response team members, and necessary alerts and notifications.

The plan is regularly updated, reviewed by management, and tested yearly involving relevant stakeholders so that all are familiar with their roles and responsibilities in case of a cyber incident.

We routinely review the effectiveness of our cybersecurity program using the applicable CIS Critical Security Controls and take necessary actions.

We employ external independent experts to review and test the effectiveness of our cybersecurity processes, and protection and detection mechanisms. The findings are reviewed by management and approved changes are prioritized and implemented.

We have a retainer agreement with a reputable cyber incident response team, who assists the Company in reviewing the cyber incident response plan and conducting yearly tabletop drills. The experts on the cyber incident response team are available on a priority basis to assist the Company with forensics and other sophisticated analyses and investigations in case of a cyber incident for quick response and efficient recovery.

We have insurance coverage for losses and expenses related to liability, privacy and regulatory actions, incident response, business interruption, data recovery, hardware replacement, extortion, and reputational harm arising from potential cybersecurity incidents.

Cybersecurity Incidents

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. In the last three fiscal years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.

See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.

Cybersecurity Governance

Management

Our cybersecurity risk management program is managed by the Chief Information Security Officer (the “CISO”) and overseen by the Chief Executive Officer and the Chief Administrative Officer. Our CISO has over 25 years of experience in maritime IT. He holds an MBA and a Master of Science degree in Information Management and is a Certified Information Security Manager from the Information Systems Audit and Control Association, certified in Cybersecurity Risk Management by Harvard University, Cybersecurity Oversight by Carnegie Mellon, and Maritime Cybersecurity by Lloyds Maritime.

The CISO and other members of the IT security team actively participate in maritime-specific as well as other broader cybersecurity groups for collaboration on cyber resilience, threat intelligence sharing, and best practices exchange. All the members of the IT security team regularly undergo new training/certifications on cybersecurity and attend seminars/conferences related to cybersecurity

International Seaways, Inc.

to keep their knowledge and expertise current. The CISO meets with the Chief Executive Officer of the Company monthly, and more frequently if warranted, to provide updates on cybersecurity programs, threats, and incidents.

Board of Directors

The Corporate Governance and Risk Assessment Committee (the “Governance Committee”) of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. To fulfill this responsibility, the Governance Committee receives regular updates, at least quarterly about the Company’s cybersecurity risks and mitigation program from management, specifically the CISO. The Chairman of the Governance Committee provides quarterly reports of such updates to the full Board of Directors. The CISO’s quarterly report to the Governance Committee contains updates to the cybersecurity risk register, summaries of any material cybersecurity threats or incidents and responses thereto, updates on cybersecurity trends and the results of any assessments performed. The quarterly reports also include changes to cybersecurity processes, products and third-party service providers, third-party cybersecurity risk reviews, and regulatory changes.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2023, the Company owned or operated an aggregate of 73 vessels, which included 14 chartered-in vessels. See tables presented under Item 1, “Business—Fleet Operations.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2023
First Quarter	$ 52.88	$ 33.29
Second Quarter	$ 42.47	$ 35.30
Third Quarter	$ 46.72	$ 35.91
Fourth Quarter	$ 49.67	$ 40.97

2022
First Quarter	$ 18.61	$ 13.74
Second Quarter	$ 24.90	$ 18.72
Third Quarter	$ 36.00	$ 18.22
Fourth Quarter	$ 46.23	$ 33.12

As of February 23, 2024, there were 59 stockholders of record of the Company’s common stock.

During 2023, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $308.2 million or $6.29 per share as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Millions)
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98.3
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79.3
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69.4
November 6, 2023	December 13, 2023	December 27, 2023	$0.12	$1.13	$61.2

On February 28, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.20 per share of common stock, both payable on March 28, 2024 to shareholders of record at the close of business on March 14, 2024. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

International Seaways, Inc.

Purchase and Sale of Equity Securities

The following is a summary of the purchases made under the Company’s stock repurchase program during the three years ended December 31, 2023:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost (Dollars in Millions)
2023	366,483	$38.03	$13.9
2022	687,740	$29.08	$20.0
2021	1,077,070	$15.44	$16.7

On August 4, 2020, the Company’s Board of Directors authorized the renewal of the Company’s $30.0 million stock repurchase program for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. Under the program, the Company could opportunistically repurchase up to $50.0 million worth of shares of the Company’s common stock from time to time over a 24-month period, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company were not eligible for repurchase under this program without further authorization from the Board. In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million. In November 2023, the Company’s Board of Directors authorized the extension of the expiry date of the stock repurchase program from December 31, 2023 to December 31, 2025. As of December 31, 2023, the remaining buyback authorization under the Company’s stock repurchase program was $50.0 million. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

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

On December 20, 2023, the Company adopted an “at the market” offering program in connection with general corporate housekeeping and entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $100.0 million from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

We will designate the minimum price per share at which the common shares may be sold and the maximum amount of common shares to be sold through the sales agents during any selling period or otherwise determine such maximum amount together with the sales agents. Each sales agent will receive from us a commission of up to 3.0% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement. In connection with the sale of common stock, each of the sales agents may be deemed an "underwriter" within the meaning of the Securities Act, and the compensation paid to the sales agents may be deemed to be underwriting commission.

The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as requested by us.

We intend to use the net proceeds of any offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures (including the purchase of marine exhaust gas cleaning

International Seaways, Inc.

systems that reduce sulfur emissions to comply with upcoming implementation of new IMO standards) and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement. The Company has no obligation to sell any shares and may at any time suspend offers under the Distribution Agreement or terminate the Distribution Agreement.

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

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between January 1, 2019 and December 31, 2023 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TNP), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), Euronav NV (EURN), and the Company, referred to as the peer group index.

International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on January 1, 2019 and that all dividends were reinvested.

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

A detailed discussion of the 2022 to 2021 year-over-year changes is not included herein and can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2023 and 2022 we derived 51% and 62%, respectively, of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2023, the Company’s operating fleet consisted of 73 wholly-owned or lease financed and time chartered-in vessels aggregating 8.8 million deadweight tons (“dwt”). In addition to our operating fleet of 73 vessels, four LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and first quarter of 2026, bringing the total operating and newbuild fleet to 77 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

International Seaways, Inc.

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

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 91% and 96% of our total TCE revenues in the spot market for the years ended December 31, 2023 and 2022, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and six MRs as of December 31, 2023 are as follows:

(Dollars in millions)	Amount(1)
2024	$115.1
2025	82.4
2026	47.9
2027	33.9
2028	34.0
Thereafter	41.0
Future minimum revenues	$354.3
(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Russian-Ukraine Conflict

The ongoing military conflict in Ukraine has had a significant direct and indirect impact on the trade of crude oil and refined petroleum products. This conflict has resulted in the United States, United Kingdom, and the European Union, among other countries, implementing sanctions and executive orders against citizens, entities, and activities connected to Russia. Some of these sanctions and executive orders target the Russian oil sector, including a prohibition on the import of oil from Russia to the United States or the

International Seaways, Inc.

United Kingdom, and the European Union's ban on Russian crude oil and petroleum products which took effect in December 2022 and February 2023, respectively.

Russia’s invasion of Ukraine also led to a disruption in supply chains for crude oil and refined petroleum products, changing volumes and trade routes, thus increasing ton-mile demand for the seaborne transportation of both crude oil and refined petroleum products, which resulted in a prolonged spike in freight rates. Self-sanctioning by Western oil majors and many ship owners resulted in disrupted product flows, primarily diesel, from Russia to Europe, while high arbitrage spreads incentivized Middle Eastern and U.S. diesel flows to Europe, increasing ton-mile demand for vessels.

The U.S., EU nations and other countries could impose wider sanctions and take other actions. Further sanctions imposed or actions taken by the U.S., EU nations or other countries, and retaliatory measures by Russia in response, could lead to increased volatility in global oil demand, which could have a material impact on our business, results of operations and financial condition. In addition, it is possible that third parties with which we do business may be impacted by events in Russia and Ukraine, which could adversely affect us. See Item 1A, Risk Factors – Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect INSW’s business.

Red Sea Attacks

The ongoing military conflict between Israel and Hamas has had a direct and indirect impact on the trade of crude oil and refined petroleum products. Heightened security risks because of attacks on merchant vessels transiting through the Red Sea to or from the Suez Canal has led to an increase in ton-mile demand for vessels as more vessel owners are opting to re-route their vessels around the Cape of Good Hope. See Item 1A, Risk Factors – Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect INSW’s business.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2023 at 102.0 million barrels per day (“b/d”), up 1.8% from the same quarter in 2022. The estimate for global oil consumption for 2024 is 103.0 million b/d, an increase of 1.3% over the 2023 estimate of 101.7 million b/d. OECD demand in 2024 is estimated to decrease by 0.2% to 45.6 million b/d, while non-OECD demand is estimated to increase by 2.5% to 57.4 million b/d.

Global oil production in the fourth quarter of 2023 was 102.2 million b/d, the same level as the fourth quarter of 2022. OPEC crude oil production averaged 26.7 million b/d in the fourth quarter of 2023, a decrease of 0.3 million b/d from the third quarter of 2023, and a decrease of 2.4 million b/d from the fourth quarter of 2022. Non-OPEC production increased by 2.3 million b/d to 70.0 million b/d in the fourth quarter of 2023 compared with the fourth quarter of 2022. Oil production in the U.S. in the fourth quarter of 2023 increased by 2.5% to 13.3 million b/d compared to the third quarter of 2023 and by 7.0% from the fourth quarter of 2022.

U.S. refinery throughput decreased by 1.3 million b/d to 15.8 million b/d in the fourth quarter of 2023 compared with the third quarter of 2023. U.S. crude oil imports in the fourth quarter of 2023 decreased by 0.1 million b/d to 6.1 million b/d compared with the fourth quarter of 2022, with imports from OPEC countries remaining flat and imports from non-OPEC countries decreasing by 0.1 million b/d.

China’s crude oil imports in 2023 set a new record of 11.3 million b/d; the previous record year was 2020 with 10.8 million b/d. Crude imports in December averaged 11.4 million b/d, up from November’s imports of 10.3 million b/d.

Total commercial inventories ended the fourth quarter of 2023 essentially flat compared with the fourth quarter of 2022; however stocks during the fourth quarter of 2023 declined by approximately 64.0 million barrels from the end of the prior quarter while stocks during the fourth quarter of 2022 increased by approximately 21.0 million barrels.

During the fourth quarter of 2023, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 1.2 million dwt as the crude fleet increased by 0.8million dwt, with VLCCs and Aframaxes growing by 0.6 million dwt and 0.4 million dwt, respectively, and Suezmaxes decreasing by 0.2 million dwt. The product carrier fleet increased by 0.4 million dwt, with MRs growing 0.4 million dwt. Year-over-year, the size of the tanker fleet increased by 13.1 million dwt with the VLCCs, Suezmaxes, Aframaxes, and MRs

International Seaways, Inc.

increasing by 6.1 million dwt, 0.9 million dwt, 4.0 million dwt, and 2.2 million dwt, respectively. The LR1/Panamax fleet remained unchanged.

The tanker orderbook remains at historic lows across all tanker sectors and the average age of the global fleet is approximately 13 years. During the fourth quarter of 2023, the tanker orderbook increased by 3.4 million dwt overall compared with the third quarter of 2023. The crude tanker orderbook increased by 2.6 million dwt. The VLCC orderbook remained flat, while the Suezmax and Aframax orderbooks increased by 1.4 million dwt and 1.2 million dwt respectively. The product carrier orderbook increased by 0.8 million dwt, with increases in the LR1 and MR sectors of 0.6 million dwt and 0.2 million dwt respectively. Year-over-year, the total tanker orderbook increased by 17.8 million dwt, with VLCC decreasing by 1.1 million dwt and increases in Suezmaxes, Aframaxes, Panamaxes and LR1s of 7.2 million dwt, 5.7 million dwt, 2.2 million dwt and 3.7 million dwt, respectively.

Crude tanker rates recovered during the fourth quarter of 2023 from the relatively lower rates in the third quarter of 2023, remaining significantly over 10-year average rates and cash breakeven levels, reflecting the continuing impact of the disruptions in trade flows on tanker demand. Clean product tanker rates remained strong during the quarter. The strength in rates across the board continued into the first quarter of 2024.

RESULTS FROM VESSEL OPERATIONS

During 2023, income from vessel operations increased by $172.8 million to $615.4 million from $442.7 million in 2022. Such increase resulted principally from a year-over-year increase in TCE revenues and larger gains on the sale of vessels recognized in the current year, partially offset by increased depreciation and amortization, vessel expenses, and charter hire expenses in the current year.

The increase in TCE revenues in 2023 of $201.8 million, or 24%, to $1,055.5 million from $853.7 million in 2022 primarily reflects (i) a net aggregate $191.9 million rates-based increase resulting from higher average daily rates earned across all of INSW’s fleet sectors, with the exception of the MRs, and (ii) a $10.5 million increase attributable to the Company’s Lightering business.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2022 and 2023 by our Crude Tankers and Product Carriers fleet. See the “Operations and Oil Tanker Markets” discussion above for a description of the market factors that impacted the quarterly trend of spot rates during 2023.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
VLCC:
Average rate	$64,596	$46,371	$52,307	$40,961	$42,991
Revenue days	799	780	781	870	837
Suezmax:
Average rate	$59,064	$58,191	$61,267	$38,708	$47,318
Revenue days	1,029	996	988	1,012	1,006
Aframax:
Average rate	$62,030	$50,756	$53,482	$34,046	$43,952
Revenue days	284	330	364	232	256

International Seaways, Inc.

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
LR2
Average rate	$—	$—	$25,594	$32,603	$43,666
Revenue days	—	—	41	92	92
LR1
Average rate	$63,950	$70,838	$63,608	$56,295	$46,199
Revenue days	818	800	780	685	561
MR
Average rate	$39,678	$31,468	$28,331	$26,563	$31,493
Revenue days	3,350	3,087	2,954	2,836	2,738

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

Crude Tankers

(Dollars in thousands, except daily rate amounts)	2023	2022
TCE revenues	$512,220	$321,857
Vessel expenses	(115,710)	(98,844)
Charter hire expenses	(11,870)	(15,380)
Depreciation and amortization	(76,877)	(62,596)
Adjusted income from vessel operations (a)	$307,764	$145,037
Average daily TCE rate	$49,619	$34,724
Average number of owned vessels (b)	20.0	18.5
Average number of vessels chartered-in under leases	9.2	9.0
Number of revenue days (c)	10,323	9,269
Number of ship-operating days (d)
Owned vessels	7,300	6,770
Vessels bareboat chartered-in under leases (e)	3,337	3,285
Vessels spot chartered-in under leases (f)	19	14
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees and gain on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in vessels under operating leases during 2023 and 2022 for full service lightering jobs.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2023 and 2022 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $973 and $787 per

International Seaways, Inc.

day in 2023 and 2022, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$45,483	$40,098	$29,361	$44,043
Revenue days	3,269	979	3,220	310
Suezmax:
Average rate	$51,293	$31,065	$32,579	$28,287
Revenue days	4,002	680	3,901	365
Aframax (1):
Average rate	$46,841	$38,566	$36,488	$—
Revenue days	1,182	164	1,283	—
Panamax(2):
Average rate	$—	$—	$19,851	$—
Revenue days	—	—	70	—
(1)	During the first quarter of 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in a commercial pool. Such transitional voyage is excluded from the table above.
(2)	The 2022 spot earnings primarily relate to the results of a positioning voyage of one of the Company’s 2004-built Panamaxes in the Panamax International Pool during the first quarter of 2022, prior to its sale for recycling in April 2022.

During 2023, TCE revenues for the Crude Tankers segment increased by $190.4 million, or 59%, to $512.2 million from $321.9 million in 2022. Such increase principally resulted from (i) an aggregate rates-based increase in the Suezmax, VLCC and Aframax fleets of $146.1 million due to significantly higher average daily blended rates in these sectors, (ii) a $21.5 million days-based increase in the VLCC fleet, which primarily reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023, (iii) an aggregate $14.6 million days-based increase in the Suezmax and Aframax fleets, which reflected 462 fewer primarily drydock related off-hire days in 2023 and (iv) a $10.5 million increase in the Crude Tankers Lightering business. These increases were partially offset by (v) a $2.2 million days-based decrease in the Panamax fleet due to the Company’s recycling of its two remaining Panamaxes in April 2022.

Vessel expenses increased by $16.9 million to $115.7 million in 2023 from $98.8 million in 2022. Such increase was principally driven by the VLCC newbuild deliveries described above, along with increased costs of spares, stores and lubricating oils. Charter hire expenses decreased by $3.5 million to $11.9 million in 2023 from $15.4 million in 2022. Approximately $5.8 million of the decrease reflects the impact of the exercise of purchase options under bareboat charters for two of the Company’s Aframaxes in 2023, partially offset by a $2.3 million increase in charter hire expense in the Crude Tankers Lightering business. Depreciation and amortization increased by $14.3 million to $76.9 million in 2023 from $62.6 million in 2022 principally as a result of (i) $7.6 million relating to the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds, (ii) the impact of drydockings and ballast water treatment system and scrubber installations during 2022 and 2023, and (iii) $2.7 million of incremental depreciation relating to the two previously bareboat chartered-in Aframaxes purchased by the Company as noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $23.3 million for 2023 compared to $16.7 million for 2022. Although lightering activity levels decreased year-over-year, with 438 service support only lighterings and two full-service lighterings being performed during 2023 compared to the 472 service support only lighterings and one full-service lightering that were performed during 2022, operating income increased year-over-year due to the higher average rates earned per lightering operation in 2023 compared with the average rates earned in 2022.

International Seaways, Inc.

Product Carriers

(Dollars in thousands, except daily rate amounts)	2023	2022
TCE revenues	$543,299	$531,853
Vessel expenses	(143,831)	(141,830)
Charter hire expenses	(27,533)	(16,752)
Depreciation and amortization	(52,160)	(47,706)
Adjusted income from vessel operations	$319,775	$325,565
Average daily TCE rate	$33,518	$30,221
Average number of owned vessels	39.4	43.7
Average number of vessels chartered-in under leases	6.9	6.9
Number of revenue days	16,209	17,599
Number of ship-operating days
Owned vessels	14,384	15,951
Vessels bareboat chartered-in under leases (a)	1,644	1,467
Vessels time chartered-in under leases	876	1,035

(a)	Represents an LR2 and MRs that secured lease financing arrangements during the periods presented.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2023 and 2022 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $797 and $665 per day in 2023 and 2022, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies.

	2023		2022
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2 (1):
Average rate	$35,842	$18,588	$—	$17,613
Revenue days	225	140	—	362
LR1 (2):
Average rate	$60,428	$—	$38,706	$—
Revenue days	2,826	—	3,113	—
MR (3):
Average rate	$29,479	$21,040	$30,345	$20,927
Revenue days	11,615	1,210	13,262	140
Handy:
Average rate	$—	$—	$13,861	$—
Revenue days	—	—	469	—
(1)	During 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the May 2023 expiry of its time charter and prior to joining the Hafnia LR2 Pool in July 2023.
(2)	In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During 2023, two LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above.
(3)	During portions of 2023 and 2022, certain of the Company’s MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in commercial pools. Such transitional voyages are excluded from the table above.

During 2023, TCE revenues for the Product Carriers segment increased by $11.4 million, or 2%, to $543.3 million from $531.9 million in 2022. The increase in TCE revenues was primarily as a result of (i) a $64.2 million aggregate rates-based increase in the LR1 and LR2 sectors due to substantial year-over-year increases in average daily blended rates earned in the current year. Offsetting such increase to a large extent were (ii) a $29.4 million aggregate days-based decrease in the MR and Handysize sectors, principally

International Seaways, Inc.

due to the sales of five MRs between May 2022 and December 2023, and the final four remaining Handysize vessels in the Company’s fleet during the second quarter of 2022, (iii) an $18.4 million rates-based decline in the MR sector due to lower daily rates earned in the current year, and (iv) a $5.2 million days-based decrease in the LR1 fleet sector which reflects a 121-day net decrease in time chartered-in days and 73 more off-hire days in the current year, partially offset by the purchase of a 2011-built LR1 in February 2022.

Vessel expenses during 2023 increased by $2.0 million to $143.8 million from $141.8 million in 2022. The increase reflects an increase in costs for spares and stores, partially offset by the MR and Handysize sales referenced above. Charter hire expenses increased by $10.8 million to $27.5 million in 2023 from $16.8 million in 2022 primarily as a result of (i) increased daily rates for two time chartered-in LR1s upon the Company’s extension of such time charters in October 2022 and May 2023, respectively, and (ii) the Company time chartering-in an additional LR1 in July 2023 at a current market rate to replace LR1s that were redelivered to their owners upon expiry of their time charters. The impact of the increase in rates was partially offset by the year-over-year decrease in time chartered-in days referenced above. Depreciation and amortization increased by $4.5 million to $52.2 million in the current year from $47.7 million in the prior year. Such increase resulted from increased drydock amortization, and the purchase of the LR1 described above, partially offset by the MR and Handysize sales described above.

General and Administrative Expenses

During 2023, general and administrative expenses increased by $1.1 million to $47.5 million from $46.4 million in 2022. The primary driver for the increase was increased compensation and benefits costs of $2.9 million, of which $1.8 million relates to non-cash stock compensation. Partially offsetting such increase was a $2.2 million decrease in costs relating to shareholder activism-related matters in the current year.

Equity in Income of Affiliated Companies

The Company sold its interest in the FSO joint ventures on June 7, 2022. During 2022, equity in income of affiliated companies was $0.7 million, which reflected the Company’s recognition of a loss on the sale of $9.5 million.

Other Income/(Expense)

Other income was $10.7 million for the year ended December 31, 2023 compared with $2.3 million for the year ended December 31, 2022. The current period other income includes $13.9 million of interest income resulting from a significant increase in the average balance of invested cash and the interest rates earned on such investments during 2023 compared to interest income of only $3.7 million earned during 2022. Such interest income in 2023 was partially offset by a $1.3 million loss on extinguishment of debt and a $2.7 million write-off of unamortized deferred financing costs. Similar unamortized deferred financing costs write-offs during 2022 amounted to $1.3 million. See Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information. The 2023 and 2022 periods also reflect net actuarial gains and currency gains or losses associated with the Company’s retirement benefit obligation in the United Kingdom.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2023	2022
Interest before items shown below	$77,912	$62,847
Interest cost on defined benefit pension obligation	982	497
Impact of interest rate hedge derivatives	(10,750)	(1,259)
Capitalized interest	(2,385)	(4,364)
Interest expense	$65,759	$57,721

Interest expense increased in 2023 compared to 2022 as a result of (i) higher average floating interest rates during 2023, (ii) the impact of two lease financings entered into during the second quarter of 2022, and (iii) the post-delivery interest expense related to BoComm Lease Financing. See Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

International Seaways, Inc.

Income Tax Provision

We qualified for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” for the tax year ended December 31, 2023. We will qualify for the Section 883 exemption for 2024 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a U.S. federal income tax of four percent without allowance for deductions.

The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. During 2023 and 2022, the Company increased its reserve for uncertain tax liabilities for various jurisdictions by $3.6 million and $0.2 million, respectively.

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

International Seaways, Inc.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2023	2022
Net income	$556,446	$387,891
Income tax provision	3,878	88
Interest expense	65,759	57,721
Depreciation and amortization	129,038	110,388
EBITDA	755,121	556,088
Amortization of time charter contracts acquired	—	842
Third-party debt modification fees	568	1,158
Loss on sale of investments in affiliated companies	—	9,513
Gain on disposal of vessels and assets, net of impairments	(35,934)	(19,647)
Gain on sale of interest in DASM	—	(135)
Write-off of deferred financing costs	2,686	1,266
Loss on extinguishment of debt	1,323	—
Adjusted EBITDA	$723,764	$549,085

International Seaways, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of December 31, 2023, we had total liquidity on a consolidated basis of $601.2 million comprised of $126.8 million of cash, $60.0 million of short-term investments and $414.4 million of undrawn revolver capacity.

Working capital at December 31, 2023 and 2022 was $269.5 million and $385.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days, and receivables. Current liabilities include current installments of long-term debt and finance lease liabilities of $127.4 million and $204.7 million at December 31, 2023 and 2022, respectively.

The Company’s total cash decreased by $116.9 million during the year ended December 31, 2023. This decrease principally reflects:

●	$308.2 million of cash dividends paid to shareholders;
●	$13.9 million of shares repurchased;
●	$152.2 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements;
●	a $97.0 million debt prepayment made in conjunction with an amendment to the $750 Million Credit Facility and release of 22 collateral vessels;
●	$181.3 million of debt prepayments made on the $750 Million Credit Facility in conjunction with the release of five Suezmaxes and one Aframax from the collateral package and the sale of three MRs subsequent to the above-mentioned amendment;
●	a $45.2 million of prepayment in full on the COSCO Lease Financing;
●	$35.4 million in expenditures for vessels and other property including construction costs for three dual-fuel LNG VLCCs, net of proceeds from the issuance of related lease financing and two dual-fuel ready LR1 product carriers; and
●	$42.3 million in finance lease liability extinguishments relating to the Company exercising its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in.

Such cash outflows were offset to a large extent by:

●	$688.4 million of cash provided by operating activities;
●	$66.0 million in proceeds from the disposal of vessels and other assets; and
●	a $20.0 million net reduction in cash invested in short-term investments.

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

As of December 31, 2023, we had total debt outstanding (net of original issue discount and deferred financing costs) of $722.7 million and a net debt to total capitalization of 23.8%, which compares with 33.3% at December 31, 2022.

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

International Seaways, Inc.

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, pay newbuilding construction costs, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a regular quarterly cash dividend, and from time-to-time, repurchase shares of our common stock and pay supplemental cash dividends.

The following is a summary of the significant capital allocation initiatives we executed during 2023 and the sources of capital we have at our disposal for future use as well as our current commitments for future uses of capital:

During 2023, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $308.2 million or $6.29 per share as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Millions)
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98.3
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79.3
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69.4
November 6, 2023	December 13, 2023	December 27, 2023	$0.12	$1.13	$61.2

Also on February 28, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.20 per share of common stock. Both dividends will be paid on March 28, 2024 to stockholders of record as of March 14, 2024.

During 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million. In November 2023, the Company’s Board of Directors authorized the extension of the expiry date of the stock repurchase program from December 31, 2023 to December 31, 2025.

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

Following the amendment to the $750 Million Credit Facility agreement, the Company made mandatory principal prepayments totaling $181.3 million between March 2023 and December 2023 on the $750 Million Facility Term Loan in conjunction with the sale of three 2008-built MRs, and the release of five Suezmaxes and one Aframax vessel from the collateral package. These transactions resulted in a further reduction in the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan to $19.0 million beginning in the first quarter of 2024.

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

International Seaways, Inc.

During the third and fourth quarters of 2023, the Company entered into agreements to construct four dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd’s shipyard, subject to certain conditions customary to similar transactions. The four vessels are scheduled for delivery between the second half of 2025 and the first quarter of 2026. The total construction cost for the vessels will be approximately $231 million, which will be paid for through a combination of long-term financing and available liquidity. On November 24, 2023, the Company entered into an option agreement for the construction of two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard for delivery during the third quarter of 2026 at an additional cost of approximately $116 million. Under the terms of the agreement, as amended, the Company’s option will expire on March 31, 2024.

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

The $160 Million Revolving Credit Facility comprises a 5.5-year revolving credit facility in an aggregate amount of $160 million which matures on March 27, 2029 and reduces on a 20-year age-adjusted profile. The $160 Million Revolving Credit Facility is secured by a first lien on five of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Interest on the $160 Million Revolving Credit Facility is calculated based upon Term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.90%, and is subject to a sustainability-linked pricing mechanism, pursuant to which the Applicable Margin may be decreased or increased by 0.075%, as described in greater detail in Note 10, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data.”

On December 20, 2023, the Company adopted an “at the market” offering program in connection with general corporate housekeeping and entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as sales agents (the “Sales Agents”), to issue and sell through or to the Sales Agents, from time to time, shares of its common stock, in “at the market” offerings having an aggregate gross sales price of up to $100 million. As of the date hereof, the Company has neither sold nor undertaken to sell any shares pursuant to the Distribution Agreement. The Company has no obligation to sell any shares and may at any time suspend offers under the Distribution Agreement or terminate the Distribution Agreement. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for further details on the offering program.

As of December 31, 2023, the Company has vessel construction commitments for four dual-fuel ready LR1s and the purchase and installation of three ballast water treatment systems and two mewis ducts, and the final outstanding installment payments due for six ballast water treatment systems that had been installed as of December 31, 2023. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of December 31, 2023, are presented in the Aggregate Contractual Obligations Table below.

During the first quarter of 2024, we continued to execute on our fleet optimization program by entering into agreements for the en bloc purchase of four 2015-built and two 2014-built MR Product Carriers for an aggregate purchase price of $232 million. Eighty-five percent of the purchase price consideration will be paid for with cash from available liquidity and the balance of 15% with the issuance of INSW common stock. Delivery of the vessels is expected to be completed by the end of the second quarter of 2024.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 30 unencumbered vessels, and diversified financing sources with debt maturities spread out between 2026 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and diverse fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

International Seaways, Inc.

A summary of the Company’s long-term contractual obligations as of December 31, 2023 follows:

						Beyond
(Dollars in thousands)	2024	2025	2026	2027	2028	2028	Total
$750 Million Facility Term Loan - floating rate(1)	$80,869	38,316	—	—	—	—	$119,185
ING Credit Facility - floating rate(2)	3,635	3,474	17,896	—	—	—	25,005
Ocean Yield Lease Financing - floating rate(3)	53,588	51,538	51,097	50,126	47,431	201,607	455,387
BoComm Lease Financing - fixed rate(4)	23,826	23,761	23,761	23,762	23,826	166,034	284,970
Toshin Lease Financing - fixed rate(4)	2,223	2,160	2,160	2,151	2,223	6,934	17,851
Hyuga Lease Financing - fixed rate(4)	2,456	2,232	2,232	2,232	2,160	6,416	17,728
Kaiyo Lease Financing - fixed rate(4)	2,250	2,250	2,410	2,214	2,214	4,341	15,679
Kaisha Lease Financing - fixed rate(4)	2,250	2,438	2,225	2,214	2,214	4,501	15,842
Operating lease obligations(5)
Time Charter-ins	11,558	5,624	—	—	—	—	17,182
Office and other space	1,261	1,093	1,113	1,077	1,077	4,754	10,375
Vessel and vessel betterment commitments(6)	28,182	127,028	69,288	—	—	—	224,498
Total	$212,098	$259,914	$172,182	$83,776	$81,145	$394,587	$1,203,702

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.45%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin, plus credit adjustment spread of 0.26% and plus the effective three-month SOFR rate as of December 31, 2023 of 5.37% for the ING Credit Facility.
(3)	Amounts shown include contractual interest obligations on $311.9 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $224.3 million of notional principal amount outstanding and the effective three-month SOFR rate as of December 31, 2023 of 5.39% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of December 31, 2023, the Company had charter-in commitments for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases and the lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of nine ballast water treatment systems and two mewis duct systems, and the Company’s remaining commitment for the construction of four dual-fuel ready LR1s.

In addition to the above long-term contractual commitments, we have certain obligations for our shore-based employees as of December 31, 2023, related to a defined benefit pension plan in the U.K. as follows:

						Beyond
(Dollars in thousands)	2024	2025	2026	2027	2028	2028	Total
Defined benefit pension plan contributions(1)	$1,455	$760	$783	$807	$831	$3,580	$8,216

Total	$1,455	$760	$783	$807	$831	$3,580	$8,216

(1)	Represents estimated employer contributions under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), pursuant to the Scheme's additional funding objective from the Plan’s current schedule of contributions dated October 24, 2023. The Scheme is currently underfunded for financial reporting purposes. The originally scheduled deficit reduction contribution of approximately $0.7 million to the Plan during 2023 was deferred until 2024 by agreement with the Scheme trustees. The Company and the trustees of the Scheme have agreed to target achieving a funding level that would permit the

International Seaways, Inc.

securing of the Scheme’s obligations with an insurance company by 2025. The contributions are subject to change after an actuarial estimate of the Scheme's funding level is produced.

Carrying Value of Vessels

At December 31, 2023, 42 of the Company’s 72 owned and bareboat chartered-in vessels were pledged as collateral under certain of the Company’s debt and lease financing facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type. Instances in which the fair market values of the Company’s vessels, which are estimated by a third-party vessel appraiser, are below their carrying values as of December 31, 2023, are indicated in the footnote(s) to the table. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Vessels	Carrying Value
Crude Tankers
VLCC	7.8	13	$895,979
Suezmax	9.8	13	390,075
Aframax	11.8	4	96,099
Total Crude Tankers(1)	8.7	30	$1,382,153

Product Carriers
LR2	9.4	1	$49,431
LR1	14.6	6	89,944
MR	14.3	35	389,262
Total Product Carriers	14.1	42	$528,637

Fleet total	10.1	72	$1,910,790
(1)	As of December 31, 2023, the Crude Tankers segment includes a vessel with a carrying value of $65.7 million, which the Company believes exceeds its aggregate market value of approximately $62.9 million by $2.8 million.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme. See Note 17, “Pension and other postretirement benefit plans,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

RISK MANAGEMENT

Interest rate risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when

International Seaways, Inc.

deemed appropriate, through the use of derivative financial instruments. To manage its interest rate risk exposure associated with changes in variable interest rate payments due on its credit facilities in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap, collar or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

See “Interest Rate Sensitivity” section below and Note 9, “Fair Value of Financial Instruments, Derivative and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company various interest rate derivatives.

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

Fuel price volatility risk

The Company has installed scrubbers on ten VLCCs and two of its Suezmaxes. During 2023, the average price differential between very low sulfur fuel and high sulfur fuel in Singapore and Fujairah, the most common bunkering locations for VLCCs, was approximately $158 per ton. Assuming a VLCC bunker consumption rate of 50 metric tons per day, this translated to approximately $7,900 per day per vessel in lower bunker consumption costs on our VLCCs during 2023. In addition to installing scrubbers on certain of the larger vessels in the Company’s fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

Interest Rate Sensitivity

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2024	2025	2026	2027	2028	2028	Total	Dec. 31, 2023
Liabilities
Debt
Fixed rate debt	$20.0	$20.9	$21.9	$22.8	$23.9	$178.2	$287.6	$262.3
Average interest rate	4.59%	4.57%	4.54%	4.51%	4.47%	5.33%
Variable rate debt (1)	$107.4	$68.8	$45.9	$29.2	$29.3	$165.8	$446.3	$446.3
Average interest rate (1)	7.54%	7.78%	7.79%	9.55%	9.70%	9.70%
(1)	Rates are discussed in the aggregate contractual obligations section above.

As of December 31, 2023, the Company had variable rate secured term loans or lease financings, and revolving credit facilities under which borrowings bear interest at a rate based on SOFR, plus the applicable margin, as stated in the respective financing arrangements. The Company has entered into interest rate swaps agreements with major financial institutions covering for accounting

International Seaways, Inc.

purposes 100% of the $750 Million Facility Term Loan outstanding principal balance of $113.6 million as of December 31, 2023, and $224.3 million of the notional principal amount outstanding under the Ocean Yield Lease Financing that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027.

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

Company management estimates the steel recycle value of all of its vessels to be $300 per lightweight ton consistent with its commitment to implement and practice environmentally and socially responsible ship recycling. The Company’s assumptions used in the determination of estimated salvage value take into account current steel recycling prices, the historic pattern of annual average steel recycling rates over the five years ended December 31, 2023, which ranged from $270 to $670 per lightweight ton, estimated changes in future market demand for recycled steel and estimated future demand for vessels. Steel recycling prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of vessel recycling activity in 2024 and beyond include (i) the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors, (ii) the impact of ballast water treatment systems regulatory requirements or proposals, (iii) costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age, and (iv) IMO requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2023, 2022 and 2021

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$126,760	$243,744
Short-term investments	60,000	80,000
Voyage receivables, net of allowance for credit losses of $191 and $261,
including unbilled of $237,298 and $279,567	247,165	289,775
Other receivables	14,303	12,583
Inventories	1,329	531
Prepaid expenses and other current assets	10,342	8,995
Current portion of derivative asset	5,081	6,987
Total Current Assets	464,980	642,615
Vessels and other property, less accumulated depreciation	1,914,426	1,680,010
Vessels construction in progress	11,670	123,940
Deferred drydock expenditures, net	70,880	65,611
Operating lease right-of-use assets	20,391	8,471
Finance lease right-of-use assets	—	44,391
Pool working capital deposits	31,748	35,593
Long-term derivative assets	1,153	4,662
Other assets	6,571	10,041
Total Assets	$2,521,819	$2,615,334

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,904	$51,069
Current portion of operating lease liabilities	10,223	1,596
Current portion of finance lease liabilities	—	41,870
Current installments of long-term debt	127,447	162,854
Total Current Liabilities	195,574	257,389
Long-term operating lease liabilities	11,631	7,740
Long-term debt, net	595,229	860,578
Other liabilities	2,628	1,875
Total Liabilities	805,062	1,127,582

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 48,925,562 and 49,120,648
shares issued and outstanding	1,490,986	1,502,235
Retained earnings/(accumulated deficit)	226,834	(21,447)
	1,717,820	1,480,788
Accumulated other comprehensive (loss)/income	(1,063)	6,964
Total Equity	1,716,757	1,487,752
Total Liabilities and Equity	$2,521,819	$2,615,334

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2023	2022	2021
Shipping Revenues:
Pool revenues, including $313,873, $210,409 and $72,557
from affiliated companies accounted for by the equity method	$905,808	$774,922	$175,997
Time and bareboat charter revenues	96,544	33,034	50,094
Voyage charter revenues	69,423	56,709	46,455
	1,071,775	864,665	272,546

Operating Expenses:
Voyage expenses	16,256	10,955	16,686
Vessel expenses	259,539	240,674	183,057
Charter hire expenses	39,404	32,132	23,934
Depreciation and amortization	129,038	110,388	86,674
General and administrative	47,473	46,351	33,235
Third-party debt modification fees	568	1,158	110
Merger and integration related costs	—	—	50,740
Gain on disposal of vessels and other assets, net of impairments	(35,934)	(19,647)	(9,753)
Total operating expenses	456,344	422,011	384,683
Income/(loss) from vessel operations	615,431	442,654	(112,137)
Equity in income of affiliated companies	—	714	21,838
Operating income/(loss)	615,431	443,368	(90,299)
Other income/(expense)	10,652	2,332	(5,947)
Income/(loss) before interest expense and income taxes	626,083	445,700	(96,246)
Interest expense	(65,759)	(57,721)	(36,796)
Income/(loss) before income taxes	560,324	387,979	(133,042)
Income tax provision	(3,878)	(88)	(1,618)
Net income/(loss)	556,446	387,891	(134,660)
Less: Net loss attributable to noncontrolling interest	—	—	(1,168)
Net income/(loss) attributable to the Company	$556,446	$387,891	$(133,492)

Weighted Average Number of Common Shares Outstanding:
Basic	48,978,452	49,381,459	38,407,007
Diluted	49,428,967	49,844,904	38,407,007

Per Share Amounts:
Basic net income/(loss) per share	$11.35	$7.85	$(3.48)
Diluted net income/(loss) per share	$11.25	$7.77	$(3.48)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2023	2022	2021
Net income/(loss)	$556,446	$387,891	$(134,660)
Other Comprehensive (loss)/income, net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	(7,563)	21,775	19,235
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(59)	(335)	54
Net change in unrecognized actuarial losses	(405)	(2,116)	964
Other Comprehensive (loss)/income, net of tax	(8,027)	19,324	20,253
Comprehensive income/(loss)	548,419	407,215	(114,407)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1,168)
Comprehensive income/(loss) attributable to the Company	$548,419	$407,215	$(113,239)

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2023	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$556,446	$387,891	$(134,660)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	129,038	110,388	86,674
Loss on write-down of vessels and other assets	—	1,697	3,497
Amortization of debt discount and other deferred financing costs	5,623	5,224	2,313
Amortization of time charter hire contracts acquired	—	842	2,428
Deferred financing costs write-off	2,686	1,266	2,113
Stock compensation	8,518	6,746	10,529
Earnings of affiliated companies	20	(10,297)	(21,838)
Merger and integration related costs, noncash	—	—	31,053
Other – net	(2,562)	(2,242)	2,969
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(35,934)	(21,344)	(13,250)
Loss on extinguishment of debt	1,323	—	4,465
Loss on sale of investment in affiliated companies	—	9,513	—
Cash distributions from affiliated companies	—	3,111	9,835
Payments for drydocking	(34,539)	(43,327)	(42,416)
Insurance claims proceeds related to vessel operations	3,156	5,301	1,846
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	42,610	(182,679)	(16,470)
Increase/(decrease) in deferred revenue	3,283	2,609	(1,636)
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	8,734	13,102	(3,644)
Net cash provided by/(used in) by operating activities	688,402	287,801	(76,192)
Cash Flows from Investing Activities:
Cash acquired, net of equity issuance costs related to merger	—	—	54,047
Expenditures for vessels, vessel improvements and vessels under construction	(205,159)	(115,976)	(78,035)
Proceeds from disposal of vessels and other assets	66,002	99,157	165,809
Expenditures for other property	(1,471)	(710)	(979)
Pool working capital deposits	(3,639)	1,362	(7,554)
Proceeds from sale of investment in affiliated companies	—	138,966	—
Investments in short-term time deposits	(235,000)	(105,000)	—
Proceeds from maturities of short-term time deposits	255,000	25,000	—
Net cash (used in)/provided by investing activities	(124,267)	42,799	133,288
Cash Flows from Financing Activities:
Borrowings on long term debt, net of lenders' fees	—	641,050	83,712
Borrowings on revolving credit facilities	50,000	—	—
Repayments on revolving credit facilities	(50,000)	—	—
Repayments of debt	(382,050)	(798,740)	(619,273)
Premium and fees on extinguishment of debt	(1,323)	—	—
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	169,717	108,005	447,086
Payments on sale and leaseback financing and finance lease	(135,965)	(39,240)	(5,678)
Payments of deferred financing costs	(3,577)	(909)	—
Cash payments on derivatives containing other-than-insignificant financing element	—	—	(15,697)
Cash dividends paid	(308,154)	(69,841)	(40,939)
Repurchases of common stock	(13,948)	(20,017)	(16,660)
Distribution to noncontrolling interest	—	—	(5,266)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(5,819)	(6,097)	(1,125)
Net cash used in by financing activities	(681,119)	(185,789)	(173,840)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(116,984)	144,811	(116,744)
Cash, cash equivalents and restricted cash at beginning of year	243,744	98,933	215,677
Cash, cash equivalents and restricted cash at end of year	$126,760	$243,744	$98,933

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit)	Income/(Loss)	Interests	Total
Balance at January 1, 2021	$1,280,501	$(275,846)	$(32,613)	$—	$972,042
Issuance of common stock related to merger	359,148	—	—	30,478	389,626
Derecognition of noncontrolling interest	—	—	—	(23,460)	(23,460)
Net loss	—	(133,492)	—	(1,168)	(134,660)
Other comprehensive income	—	—	20,253	—	20,253
Dividends declared	(40,947)	—	—	—	(40,947)
Distribution to noncontrolling interest	—	—	—	(5,266)	(5,266)
Forfeitures of vested restricted stock awards	(1,125)	—	—	—	(1,125)
Compensation relating to restricted stock awards	3,868	—	—	—	3,868
Compensation relating to restricted stock units awards	5,416	—	—	—	5,416
Compensation relating to stock option awards	1,245	—	—	—	1,245
Repurchase of common stock	(16,660)	—	—	—	(16,660)
Balance at December 31, 2021	1,591,446	(409,338)	(12,360)	584	1,170,332
Net income	—	387,891	—	—	387,891
Other comprehensive income	—	—	19,324	—	19,324
Dividends declared	(69,843)	—	—	—	(69,843)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(6,097)	—	—	—	(6,097)
Compensation relating to restricted stock awards	1,175	—	—	—	1,175
Compensation relating to restricted stock units awards	4,583	—	—	—	4,583
Compensation relating to stock option awards	988	—	—	—	988
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at December 31, 2022	1,502,235	(21,447)	6,964	—	1,487,752
Net income	—	556,446	—	—	556,446
Other comprehensive loss	—	—	(8,027)	—	(8,027)
Dividends declared	—	(308,165)	—	—	(308,165)
Forfeitures of vested restricted stock awards and exercised stock options	(5,819)	—	—	—	(5,819)
Compensation relating to restricted stock awards	1,045	—	—	—	1,045
Compensation relating to restricted stock units awards	6,899	—	—	—	6,899
Compensation relating to stock option awards	574	—	—	—	574
Repurchase of common stock	(13,948)	—	—	—	(13,948)
Balance at December 31, 2023	$1,490,986	$226,834	$(1,063)	$—	$1,716,757

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

As of December 31, 2023, the Company owned or operated a fleet of 73 wholly-owned or lease financed and time chartered-in oceangoing vessels. In addition to its operating fleet of 73 vessels, four LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and first quarter of 2026, bringing the total operating and newbuild fleet to 77 vessels as of December 31, 2023. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

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

Directors and Certain Officers

Pursuant to the Merger Agreement, following the Effective Time, the Company had a board of directors (the “Board”) consisting of ten directors comprised of (i) a chairman, Douglas D. Wheat, designated by the Company, (ii) six additional directors, designated by the Company and (iii) three additional directors, designated by Diamond S.

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

The three vacancies created by the resignation of Mr. Wallach and the expansion of the Board were filled by the Board with Mr. Craig H. Stevenson, Jr., Mrs. A. Kate Blankenship and Mr. Nadim Qureshi, the three directors designated by Diamond S in accordance with the Merger Agreement. Each of Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi was a director of Diamond S immediately prior to the Effective Time and served as a member of the Board from the Effective Time through December 31, 2023. During this period, Mrs. Blankenship served as a member of the Audit Committee of the Board and Mr. Qureshi served on the Human Resources and Compensation Committee of the Board. In connection with joining the Board, Mr. Stevenson, Mrs. Blankenship and Mr. Qureshi entered into customary indemnification agreements with the Company.

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

International Seaways, Inc.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.    Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash was nil as of December 31, 2023 and 2022.

2.    Short-term investments — Short-term investments consist of time deposits with original maturities of between 91 and 364 days.

3.    Concentration of credit risk — The Company is subject to concentrations of credit risk principally from cash and cash equivalents and voyage receivables due from charterers and pools in which the Company participates. The Company manages its credit risk exposure through assessment of the creditworthiness of its counterparties. Cash equivalents consist primarily of time deposits, and money market funds. The Company places its cash and cash equivalents in what we believe to be credit-worthy financial institutions. The Company’s money market funds are carried at fair market value. Voyage receivables consist of (i) operating lease receivables associated with revenues from leases accounted for under ASC 842, Leases (ASC 842), which are primarily accrued earnings due from pools; and (ii) billed and unbilled non-operating lease receivables associated with revenues from services accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606), which are due within one year. The

International Seaways, Inc.

Company performs ongoing evaluations to determine customer credit and limits the amount of credit extended to customers. The Company maintains allowances for estimated credit losses and these losses have generally been within its expectations.

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

The allowance for credit losses reflects our best estimate of probable losses inherent in the voyage receivables balance and is recognized as an allowance or contra-asset to the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in general and administrative expenses on the consolidated statements of operations. The movement in the allowance for credit losses during the three years ended December 31, 2023 is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2021	$55
Reversal of expected credit losses	(21)
Write-offs charged against the allowance	(3)
Balance at December 31,2021	31
Provision for expected credit losses	230
Balance at December 31,2022	261
Reversal of expected credit losses	(70)
Balance at December 31,2023	$191

During the years ended December 31, 2023, 2022 and 2021, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 95% and 96% of consolidated voyage receivables at December 31, 2023 and December 31, 2022, respectively.

4.    Inventories — Inventories, which consist principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.    Vessels, vessel lives, deferred drydocking expenditures and other property — Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated steel recycling price of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Interest costs are capitalized to construction in progress during the construction period of a vessel and represent the amount which theoretically could have been avoided had the Company not made installment payments on the vessel under construction. Interest capitalized aggregated $2.4 million, $4.3 million, and $0.6 million in 2023, 2022, and 2021, respectively (See Note 6, “Vessels, Deferred Drydock and Other Property).

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to seven years.

International Seaways, Inc.

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

6.    Impairment of long-lived assets — The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third-party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 6, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2023.

7.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $4.5 million relating to the $750 Million Facility Revolving Loan and the $160 Million Revolving Credit Facility as of December 31, 2023, and $6.9 million relating to the $750 Million Facility Revolving Loan and BoComm Lease Financing (See Note 10, “Debt”) as of December 31, 2022, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $11.3 million and $13.4 million as of December 31, 2023 and 2022, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $4.7 million in 2023, $4.9 million in 2022 and $2.2 million in 2021.

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

International Seaways, Inc.

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

The Company is party to a number of sale and leaseback transactions in which certain of our vessels were sold to third parties and then leased back under bareboat charter-in arrangements. For each arrangement, we evaluated whether, in substance, these transactions were leases or a form of financing. We have concluded that each arrangement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842. Accordingly, such arrangement was recorded at amortized costs using the effective interest method, with the corresponding vessels remaining on the balance sheet at cost, less accumulated depreciation.

10.

Derivatives — ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either recorded to current earnings (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge).

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

International Seaways, Inc.

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

12.  Income taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

13.  Variable Interest Entities — The Company determines at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate a VIE when we are the primary beneficiary, i.e., when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of its losses or benefits. If we are not the

International Seaways, Inc.

primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with applicable generally accepted accounting principles in the United States.

We assess whether any changes in our interest or relationship with the entity have occurred that may affect our determination of whether the entity is a VIE and, if so, whether we are or remain the primary beneficiary. See Note 8, “Variable Interest Entities,” for additional information.

14.  Use of estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, judgments involved in identifying performance obligations in revenue contracts, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation, estimates used in assessing the recoverability of equity method investments and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

15.  Recently issued accounting standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal year. This guidance requires annual and interim period disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss. It also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and will apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

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

There were 36,078, 64,882 and 84,849 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2023, 2022 and 2021, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2023, there were 414,056 shares of restricted stock units and 239,596 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2023	2022	2021
Net income/(loss) allocated to:
Common Stockholders	$556,043	$387,401	$(133,645)
Participating securities	403	490	153
	$556,446	$387,891	$(133,492)

International Seaways, Inc.

There were 450,515 and 463,445 dilutive equity awards outstanding during the year ended December 31, 2023 and 2022, respectively. There were no dilutive equity awards outstanding for the year ended December 31, 2021. Awards of 40,504, 86,524 and 1,046,088 for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The joint ventures with two floating storage and offloading service vessels, which were sold in June 2022, were included in the Crude Tankers Segment. Adjusted income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees, merger and integration related costs and (gain)/loss on disposal of vessels and other property, net of impairments. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2023 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2023
Shipping revenues	$524,006	$547,769	$—	$1,071,775
Time charter equivalent revenues	512,220	543,299	—	1,055,519
Depreciation and amortization	76,877	52,160	1	129,038
Gain on disposal of vessels and other assets	(12)	(35,922)	—	(35,934)
Adjusted income/(loss) from vessel operations	307,764	319,775	(1)	627,538
Adjusted total assets at December 31, 2023	1,523,713	785,778	—	2,309,491
Expenditures for vessels and vessel improvements	184,467	20,692	—	205,159
Payments for drydocking	5,659	28,880	—	34,539
2022
Shipping revenues	$331,699	$532,966	$—	$864,665
Time charter equivalent revenues	321,857	531,853	—	853,710
Depreciation and amortization	62,596	47,706	86	110,388
Loss/(gain) on disposal of vessels and other assets, net of impairments	1,091	(20,738)	—	(19,647)
Adjusted income/(loss) from vessel operations	145,037	325,565	(86)	470,516
Equity in income of affiliated companies	714	—	—	714
Adjusted total assets at December 31, 2022	1,428,846	833,798	—	2,262,644
Expenditures for vessels and vessel improvements	85,567	30,409	—	115,976
Payments for drydocking	25,963	17,364	—	43,327
2021
Shipping revenues	$156,276	$116,270	$—	$272,546
Time charter equivalent revenues	144,286	111,574	—	255,860
Depreciation and amortization	57,870	28,739	65	86,674
Loss/(gain) on disposal of vessels and other property, net of impairments	2,032	(10,602)	(1,183)	(9,753)
Adjusted loss from vessel operations	(25,671)	(12,069)	(65)	(37,805)
Equity in income of affiliated companies	21,838	—	—	21,838
Investments in and advances to affiliated companies at December 31, 2021	157,370	22,961	—	180,331
Adjusted total assets at December 31, 2021	1,453,427	780,818	—	2,234,245
Expenditures for vessels and vessel improvements	62,209	15,826	—	78,035
Payments for drydocking	23,394	19,022	—	42,416

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2023	2022	2021
Time charter equivalent revenues	$1,055,519	$853,710	$255,860
Add: Voyage expenses	16,256	10,955	16,686
Shipping revenues	$1,071,775	$864,665	$272,546

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

International Seaways, Inc.

Reconciliations of adjusted income/(loss) from vessel operations of the segments to income/(loss) before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2023	2022	2021
Total adjusted income/(loss) from vessel operations of all segments	$627,538	$470,516	$(37,805)
General and administrative expenses	(47,473)	(46,351)	(33,235)
Third-party debt modification fees	(568)	(1,158)	(110)
Merger and integration related costs	—	—	(50,740)
Gain on disposal of vessels and other assets, net of impairments	35,934	19,647	9,753
Consolidated income/(loss) from vessel operations	615,431	442,654	(112,137)
Equity in results of affiliated companies	—	714	21,838
Other income/(expense)	10,652	2,332	(5,947)
Interest expense	(65,759)	(57,721)	(36,796)
Income/(loss) before income taxes	$560,324	$387,979	$(133,042)

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Adjusted total assets of all segments	$2,309,491	$2,262,644
Corporate unrestricted cash and cash equivalents	126,760	243,744
Short-term investments	60,000	80,000
Other unallocated amounts	25,568	28,946
Consolidated total assets	$2,521,819	$2,615,334

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2023 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2023	$1,420,750	$575,642	$584	$1,996,976
Total vessels, deferred drydock and other property at December 31, 2022	1,265,019	604,114	428	1,869,561
Total vessels, deferred drydock and other property at December 31, 2021	1,230,717	676,990	187	1,907,894

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Vessels, at cost	$2,333,066	$2,004,420
Accumulated depreciation	(422,276)	(327,321)
Vessels, net	1,910,790	1,677,099
Other property, at cost	8,634	7,493
Accumulated depreciation and amortization	(4,998)	(4,582)
Other property, net	3,636	2,911
Total vessels and other property	1,914,426	1,680,010

Construction in Progress	11,670	123,940

International Seaways, Inc.

The aggregate carrying value of the 42 owned and chartered-in vessels pledged as collateral under the Company’s debt and lease financing facilities (see Note 10, “Debt”) was $1,520.0 million as of December 31, 2023.

A breakdown of the carrying value of the Company’s owned and chartered-in vessels by reportable segment and fleet as of December 31, 2023 and 2022 follows:

			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
As of December 31, 2023 (Dollars in thousands)	Cost	Depreciation	Value		(by dwt)	Vessels
Crude Tankers
VLCC	$1,128,971	$(232,992)	$895,979		7.8	13
Suezmax	451,248	(61,173)	390,075		9.8	13
Aframax	108,910	(12,811)	96,099		11.8	4
Total Crude Tankers	1,689,129	(306,976)	1,382,153	(1)	8.7	30

Product Carriers
LR2	74,964	(25,533)	49,431		9.4	1
LR1	116,784	(26,840)	89,944		14.6	6
MR	452,189	(62,927)	389,262		14.3	35
Total Product Carriers	643,937	(115,300)	528,637		14.1	42

Fleet Total	$2,333,066	$(422,276)	$1,910,790		10.1	72
(1)	Includes one VLCC with a carrying value of $65.7 million, which the Company believes exceeds its market value of approximately $62.9 million by $2.8 million.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2022 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$825,570	$(194,048)	$631,522	8.8	10
Suezmax	449,663	(42,459)	407,204	8.8	13
Aframax	64,492	(7,319)	57,173	7.7	2
Total Crude Tankers	1,339,725	(243,826)	1,095,899	8.8	25

Product Carriers
LR2	74,830	(22,828)	52,002	8.4	1
LR1	116,784	(20,550)	96,234	13.6	6
MR	473,081	(40,117)	432,964	13.4	38
Total Product Carriers	664,695	(83,495)	581,200	13.2	45

Fleet Total	$2,004,420	$(327,321)	$1,677,099	10.2	70

International Seaways, Inc.

Vessel activity for the three years ended December 31, 2023 is summarized as follows:

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2021	$1,287,688	(182,148)	$1,105,540
Purchases and vessel additions	962,609	—
Disposals	(199,793)	6,539
Depreciation	—	(71,506)
Impairment	(5,990)	2,493
Balance at December 31, 2021	2,044,514	(244,622)	1,799,892
Purchases and vessel additions	41,499	—
Disposals	(76,881)	4,033
Depreciation	—	(89,747)
Impairment	(4,712)	3,015
Balance at December 31, 2022	2,004,420	(327,321)	1,677,099
Purchases and vessel additions	360,822	—
Disposals	(32,176)	3,904
Depreciation	—	(98,859)
Impairment	—	—
Balance at December 31, 2023	$2,333,066	$(422,276)	$1,910,790

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-use or held-for-sale impairment indicators existed for the Company’s vessels during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2021, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended March 31, 2022, the Company concluded that the contracted sales of one 2004-built Panamax and two 2006-built Handysize product carriers resulted in the recognition of held-for-sale impairment charges aggregating $1.7 million.

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

On December 6, 2022, the Company gave notice of its intent to exercise its options to purchase two 2009-built Aframaxes that it had been bareboat chartering-in. The aggregate purchase price for the two vessels was $43.0 million. On March 30, 2023 and April 4, 2023, the Company completed the purchase of the two Aframaxes.

International Seaways, Inc.

The Company’s three newbuild dual-fuel LNG VLCCs were delivered to the Company on March 7, 2023, April 11, 2023, and May 24, 2023, respectively. All three vessels commenced employment under seven-year time charter contracts with an oil major shortly after delivery.

During the third and fourth quarters of 2023, the Company entered into agreements to construct four dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd’s shipyard, subject to certain conditions customary to similar transactions. The four vessels are scheduled for delivery between the second half of 2025 and the first quarter of 2026. The total construction cost for the vessels will be approximately $231 million, which will be paid for through a combination of long-term financing and available liquidity. On November 24, 2023, the Company entered into an option agreement for the construction of two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard for delivery during the third quarter of 2026 at an additional cost of approximately $116 million. Under the terms of the agreement, as amended, the Company’s option will expire on March 31, 2024.

On February 23, 2024, the Company entered into agreements to acquire two 2014-built and four 2015-built MR Product Carriers for an aggregate consideration of approximately $232 million, payable 85% in cash and 15% in shares of common stock of the Company.   Each of the six vessel purchases is subject to satisfaction of closing conditions customary for vessel purchases and the vessels are expected to be delivered to the Company between March and May 2024.

Disposal/Sales of Vessel and Other Property

During 2023, the Company recognized a net aggregate gain of $36.1 million on disposal of three 2008-built MRs.

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

Drydocking activity for the three years ended December 31, 2023 is summarized as follows:

(Dollars in thousands)	2023	2022	2021
Balance at January 1	$65,611	$55,753	$36,334
Additions	35,117	35,988	40,823
Sub-total	100,728	91,741	77,157
Drydock amortization	(28,787)	(19,809)	(14,566)
Amount charged to gain or loss on disposal of vessels	(1,061)	(6,321)	(6,838)
Balance at December 31	$70,880	$65,611	$55,753

The total additions above will differ from payments for drydocking as shown in the consolidated statements of cash flows because of the timing of when payments were made.

NOTE 7 — EQUITY METHOD INVESTMENTS:

Pursuant to a share purchase agreement, on June 7, 2022, the Company sold its 50% ownership interest in two joint ventures - TI Africa Limited (“TI Africa”) and TI Asia Limited (“TI Asia”), which operated two Floating Storage and Offloading Service vessels that were converted from two ULCCs (collectively the “FSO Joint Venture”), to its joint venture partner Euronav NV. The Company received, net of adjustments for working capital and expenses, approximately $140 million in cash from the sale. The Company recorded a loss on the sale of $9.5 million and reclassified the Company’s share of the unrealized losses associated with the interest rate swaps held by the FSO Joint Venture at the time of the sale of $0.1 million into earnings from accumulated other comprehensive income/(loss).

International Seaways, Inc.

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

From time to time, INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, INSW has the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all of its pooling and joint venture arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that each pool and each joint venture met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

Prior to July 1, 2022, DASM was owned 51% by the Company and 49% by AE Holdings. AE Holdings did not participate in the income or equity of DASM, and the Company was considered to be the primary beneficiary of DASM as the Company had the ability to direct the activities that most significantly impacted DASM’s economic performance. The results of operations of DASM were included in the accompanying consolidated statements of operations through June 30, 2022.

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

International Seaways, Inc.

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

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the unconsolidated VIEs as of December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Pool working capital deposits	$31,748	$35,593

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2023:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$—	$31,748

In addition, as of December 31, 2023, the Company had approximately $232.4 million of trade receivables due from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2023.

International Seaways, Inc.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022	Fair Value Level
Cash and cash equivalents	$126,760	$243,744	Level 1
Short-term investments(1)	60,000	80,000	Level 1
$750 Million Facility Term Loan(2)	(113,598)	(493,565)	Level 2
ING Credit Facility(2)	(20,833)	(22,917)	Level 2
Ocean Yield Lease Financing(2)	(311,907)	(341,106)	Level 2
BoComm Lease Financing(3)	(210,186)	(63,598)	Level 2
Toshin Lease Financing(3)	(13,566)	(14,744)	Level 2
Hyuga Lease Financing(3)	(13,643)	(14,853)	Level 2
COSCO Lease Financing(2)	—	(47,732)	Level 2
Kaiyo Lease Financing(3)	(12,419)	(13,797)	Level 2
Kaisha Lease Financing(3)	(12,519)	(13,704)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR or SOFR interest rate payments due on its credit facilities.

On June 2, 2022, the Company entered into amortizing interest rate swap agreements covering a notional amount of $475 million of the $750 Million Facility Term Loan with major financial institutions participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027, effective August 22, 2022. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges. The outstanding unamortized notional amount of these interest rates swaps was $337.9 million as of December 31, 2023 covering for accounting purposes the $113.6 million principal balance outstanding under the $750 Million Facility Term Loan and $224.3 million of the principal balance outstanding under the Ocean Yield Lease Financing.

Terminated Derivatives

In November 2021, in connection with the refinancing of the Sinosure Credit Facility (see Note 10, “Debt”), the Company terminated its amended interest rate swap agreement providing for a fixed-three month LIBOR rate of 2.5%, originally scheduled to expire on December 21, 2027, with a cash payment of $11.7 million. The amended interest rate swap agreement did not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and was deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative was bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component was recorded in current and noncurrent other liabilities on the consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statement of cash flows. Upon termination, a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument was recognized in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2021 and a $4.1 million loss associated with the embedded derivative component of the hybrid instrument remained in accumulated other comprehensive income/(loss) to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $2.0 million, $2.2 million and $0.4 million of such losses were released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021, respectively and an additional $1.7 million is expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

International Seaways, Inc.

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan (see Note 10, “Debt”), the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. Upon termination, a $9.7 million gain associated with the swaps remained in accumulated other comprehensive income to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $4.1 million and $3.0 million of this gain was amortized out of accumulated other comprehensive income into earnings for the years ended December 31, 2023 and 2022, respectively, and an additional $2.5 million of the gain expected to amortize out of accumulated other comprehensive income to earnings within the next 12 months.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2023 and 2022:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Current portion of derivative liabilities	Long-term derivative liabilities	Other receivables
December 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,081	$1,153	$—	$—	$961
Total	$5,081	$1,153	$—	$—	$961

December 31,2022:
Derivatives designated as hedging instruments:
Interest rate swaps	$6,987	$4,662	$—	$—	$547
Total	$6,987	$4,662	$—	$—	$547

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

International Seaways, Inc.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three years ended December 31, 2023 follows:

(Dollars in thousands)	2023	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$3,187	$22,905	$9,404

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	—	(1,508)
Total other comprehensive income	$3,187	$22,905	$7,896

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2023 is shown below:

(Dollars in thousands)	2023	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$(8,601)	$(1,044)	$4,752

Discontinued hedging instruments:
Interest rate swap	(2,149)	(216)	379

Other-than-insignificant financing element of derivatives:
Interest rate swaps	—	—	5,245
Total interest (income)/expense	$(10,750)	$(1,260)	$10,376

See Note 14, “Accumulated Other Comprehensive Income/(Loss),” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	December 31, 2023	December 31, 2022	Fair Value Level
Derivative Assets (interest rate swaps)	$7,195	$12,196	Level 2(1)
(1)	Fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

NOTE 10 —DEBT:

The Company is party to a number of sale and leaseback transactions. The Company’s obligations under these transactions are secured by, among other things, assignments of earnings and insurances and stock pledges and account charges in respect of the subject vessels. The arrangements also contain customary events of default, including cross-default provisions as well as subjective acceleration clauses under which the lessor could cancel the lease in the event of a material adverse change in the Company’s business. For each arrangement, the Company evaluated whether, in substance, these transactions are leases or merely a form of financing. As a result of this evaluation, we concluded that each agreement was a form of financing on the basis that each transaction was a sale and leaseback transaction that did not meet the criteria for a sale under ASC 842 and ASC 606 due to the fixed price seller repurchase options and/or mandatory seller repurchase obligations terms included in the arrangements.  Accordingly, the cash received in the transactions has been accounted for as a liability, and such arrangements have been recorded at amortized cost using the

International Seaways, Inc.

effective interest method, with the corresponding vessels remaining on the consolidated balance sheet at cost, less accumulated depreciation.

The balances in the following table reflect the amounts due under the Company’s secured debt facilities and secured lease financing arrangements, net of any unamortized deferred financing fees or discounts/premiums:

(Dollars in thousands)	December 31, 2023	December 31, 2022
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $3,124 and $6,400	$110,474	$487,164
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $295 and $416	20,538	22,501
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,656 and $3,198	309,250	337,908
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $4,166 and $917	229,583	71,140
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $302 and $370	13,903	15,215
COSCO Lease Financing, due 2028, net of unamortized deferred finance costs of $ - and $1,187	—	46,544
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $265 and $323	13,786	15,093
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $227 and $285	12,518	13,884
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $238 and $298	12,624	13,983
	722,676	1,023,432
Less current portion	(127,447)	(162,854)
Long-term portion	$595,229	$860,578

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

The $750 Million Credit Facility consists of (i) a five-year senior secured term loan facility in an aggregate principal amount of $530 million (the “$750 Million Facility Term Loan”), and (ii) a five-year revolving credit facility in an aggregate principal amount of $220 million (the “$750 Million Facility Revolving Loan”) that amortizes or reduces in 19 quarterly installments, beginning on November 20, 2022. The $750 Million Credit Facility was secured by (i) a first lien on 55 of the Company’s vessels at the time of the closing of the facility, along with their earnings and insurances, and (ii) liens on certain additional assets of ISOC. The maturity date of the $750 Million Credit Facility is May 20, 2027, and is subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $750 Million Facility Term Loan contains an uncommitted accordion feature whereby, for a period of up to 24 months following the closing date, the amount of the loan thereunder may be increased up to an additional incremental $250 million (in increments of at least $10 million) for the acquisition of Additional Vessels, subject to certain conditions.

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. The loan proceeds, together with available cash, were used to repay (i) the $163 million outstanding principal balance under the $390 Million Credit Facility; (ii) the

International Seaways, Inc.

$284 million outstanding principal balance under the $525 Million Credit Agreement; and (iii) the $127.8 million outstanding principal balance under the $360 Million Credit Agreement; and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

Interest on the $750 Million Credit Facility is calculated based upon Adjusted Term SOFR plus the Applicable Margin. The Applicable Margin at the inception of the facility was 2.40%. The facilities also include a sustainability-linked pricing mechanism. The adjustment in pricing is linked to three factors:

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

The Company is required to deliver annually, commencing in July 2023, a sustainability certificate for the preceding calendar year setting out the sustainability-related calculations required under the credit agreement. If the Company achieves all of the targets set out in the credit agreement, the Applicable Margin will be decreased by 0.05% per annum, while if the Company fails to achieve any of the targets set out in the credit agreement, the Applicable Margin will be increased by that same amount (but in no case will any such adjustment result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.05% per annum in the aggregate). Based on the sustainability certificate submitted in July 2023, the Applicable Margin was increased by 0.05% to 2.45%.

The $750 Million Credit Facility contains customary representations, warranties, restrictions and covenants applicable to the Company, ISOC and the subsidiary guarantors (and in certain cases, other subsidiaries).

The sale and delivery of a 2008-built MR, which was pledged under the $750 Million Credit Facility, on November 30, 2022, resulted in a mandatory principal prepayment of $5.8 million, reduced the number of vessels collateralizing the $750 Million Credit Facility to 54 vessels, reduced the availability under the $750 Million Facility Revolving Loan to $217.4 million, and also resulted in a reduction in the scheduled future quarterly principal amortization from $30.6 million to $30.2 million.

On March 10, 2023, the Company entered into an amendment to the $750 Million Credit Facility. Pursuant to the amendment, the Company (a) prepaid $97 million of outstanding principal under the $750 Million Facility Term Loan; (b) obtained a release of collateral vessel mortgages over 22 MR product carriers; (c) received from the lenders additional revolving credit commitments in an aggregate amount of $40 million, which additional commitments constitute an increase to, and are subject to the same terms and conditions as, the previously-existing revolving credit commitments; and (d) made certain other amendments to the credit agreement and ancillary documents, including amendments relating to certain hedging obligations related to the credit agreement and to repayment schedules. Following the effectiveness of the amendment, (a) the aggregate outstanding principal amount under the $750 Million Facility Term Loan was $366.3 million, (b) the aggregate principal commitments available under the $750 Million Facility Revolving Loan was $257.4 million (none of which was outstanding on December 31, 2023), and (c) the scheduled future quarterly principal amortization under the $750 Million Facility Term Loan decreased from $30.2 million to $27.7 million.

Following the amendment to the $750 Million Credit Facility agreement and through December 31, 2023, the Company made an additional $181.3 million in mandatory principal prepayments on the $750 Million Facility Term Loan in conjunction with the sale of three 2008-built MRs, and the release of five Suezmaxes and one Aframax Tanker from the collateral package. These transactions resulted in a further reduction in the scheduled future quarterly principal amortization under the $750 Million Credit Facility Term Loan to $19.0 million as of December 31, 2023.

$160 Million Revolving Credit Facility

On September 27, 2023, the Company entered into a $160 million revolving credit agreement (the “$160 Million Revolving Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), ING Bank N.V., London Branch (“ING”), Crédit Agricole

International Seaways, Inc.

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

The $160 Million Revolving Credit Facility comprises a 5.5-year revolving credit facility in an aggregate amount of $160 million that matures on March 27, 2029 and reduces on a 20-year age-adjusted profile. The $160 Million Revolving Credit Facility is secured by a first lien on five of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Interest on the $160 Million Revolving Credit Facility is calculated based upon Term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.90% and is subject to a sustainability-linked pricing mechanism, pursuant to which the Applicable Margin may be decreased or increased by 0.075%, as described in greater detail below.

The sustainability-linked pricing adjustment is linked to three factors, which are consistent with those contained in the Company’s $750 Million Credit Facility described above. The Company will be required to deliver annually, commencing for the period ending June 30, 2024, a sustainability certificate for the preceding calendar year setting out its sustainability-related calculations. If the Company achieves all of the targets set out in the credit agreement, the Applicable Margin will be decreased by 0.075% per annum, while if it fails to achieve any of those targets the Applicable Margin will be increased by that same amount (but no such adjustment will result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.075% per annum in the aggregate).

The $160 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with existing financial covenants in the $750 Million Credit Facility, as further described below.

On September 29, 2023, $50 million of the $160 million available under the $160 Million Revolving Credit Facility was drawn for general corporate purposes (including paying certain expenses related to the new financing). The $50 million was repaid in full on October 30, 2023, increasing the undrawn revolver capacity under this facility to $157.0 million as of December 31, 2023.

ING Credit Facility

On November 12, 2021, the Company, together with its indirect subsidiaries Diamond S Shipping Inc. (together with the Company, the “Guarantors”) and NT Suez One LLC, the borrower, entered into a credit agreement for a $25 million term loan facility with ING Bank N.V., London Branch, as lender, administrative agent, collateral agent and security trustee (the “ING Credit Facility”). The ING Credit Facility is secured by a first lien on the Suezmax owned by NT Suez One LLC, a wholly owned subsidiary of the Company, along with its earnings, insurances and certain other assets. The full $25 million was drawn down on November 12, 2021 and the Company incurred issuance and other debt financing costs of $0.6 million on this transaction. Interest on the loan is based upon LIBOR plus a margin of 2%. The loan amortizes in quarterly installments of approximately $0.5 million commencing in February 2022 and matures on the fifth anniversary of the borrowing date in November 2026 with a final balloon payment due at maturity in an amount equal to the remaining principal amount of the loan outstanding on that date. The maturity date is subject to acceleration upon the occurrence of certain events as described in the ING Credit Facility.

The Company used substantially all of the proceeds of the loan under the ING Credit Facility to repay approximately one-half of the principal and interest amount due under the $66 Million Credit Facility (approximately $22.0 million), with the remaining balance outstanding being repaid by the other shareholder in NT Suez (see Note 8, “Variable Interest Entities”), WLR/TRF.

The ING Credit Facility was amended on March 27, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective on the May 12, 2023 interest rate reset date.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of December 31, 2023.

The $750 Million Credit Facility, $160 Million Revolving Credit Facility, the ING Credit Facility and certain of the Company’s lease financing arrangements contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the Term Loans and Revolving Loans of each Facility.

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

Interest Expense

The following table summarizes interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”),

International Seaways, Inc.

commitment, administrative and other fees, recognized during the years ended December 31, 2023, 2022 and 2021 with respect to the Company’s debt facilities:

(Dollars in thousands)	2023	2022	2021
$750 Million Credit Facility	$18,351	$18,558	$—
$160 Million Revolving Credit Facility	616	—	—
ING Credit Facility	1,734	1,054	93
Macquarie Credit Facility (1)	—	1,319	274
$390 Million Credit Facility(2)	—	3,346	13,022
$525 Million Credit Facility(2)(4)	(2,343)	1,568	5,021
$360 Million Credit Facility(2)	—	1,844	2,335
$66 Million Credit Facility(3)	—	—	568
Sinosure Credit Facility(4)(5)	1,974	2,254	10,839
Vessel Lease Financing Arrangements	46,748	30,223	2,655
8.5% Senior Notes(6)	—	1,473	2,447
Total debt related interest expense	$67,080	$61,639	$37,254
(1)	On November 17, 2022, the Company repaid the outstanding principal balance of $17.8 million and terminated the Macquarie Credit Facility.
(2)	On May 24, 2022, the outstanding principal balances under the $390 Million Credit Facility, the $525 Million Credit Facility and the $360 Million Credit Facility were repaid with proceeds from the $750 Million Credit Facility, as described above.
(3)	On November 12, 2021, the Company repaid the outstanding balance and terminated the $66 Million Credit Facility.
(4)	The interest expense for these credit facilities includes the amortization for the terminated interest rate swap agreements, as described in Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures.”
(5)	On November 8, 2021, the $228.4 million outstanding loan balance under the Sinosure Credit Facility was paid in full using part of the proceeds from the Ocean Yield Lease Financing, as described above.
(6)	On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

The following table summarizes interest paid, excluding deferred financing fees paid, during the years ended December 31, 2023, 2022 and 2021 with respect to the Company’s debt facilities:

(Dollars in thousands)	2023	2022	2021
$750 Million Credit Facility	$19,798	$13,892	$—
$160 Million Revolving Credit Facility	311	—	—
ING Credit Facility	1,600	796	—
Macquarie Credit Facility	—	1,087	202
$390 Million Credit Facility	—	3,514	11,410
$525 Million Credit Facility	—	3,786	5,569
$360 Million Credit Facility	—	1,870	2,590
$66 Million Credit Facility	—	—	624
Sinosure Credit Facility	—	—	9,256
Vessel Lease Financing Arrangements	44,718	27,674	2,991
8.5% Senior Notes	—	1,274	2,130
Total debt related interest expense paid	$66,427	$53,893	$34,772

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2023, in connection with the prepayment and extinguishment of certain of the Company’s debt facilities, the Company recognized aggregate net losses of $4.0 million, which are included in other income in the accompanying consolidated statement of operations. The net losses principally reflect (i) a $1.7 million write-off of unamortized deferred financing costs associated with the mandatory principal prepayments of the $750 Million Facility Term Loan; (ii) $1.1 million write-off of unamortized deferred financing costs associated with the prepayment of the COSCO Lease Financing described above; and (iii) $1.2 million in purchase option premium fees paid in conjunction with the prepayment of the COSCO Lease Financing.

International Seaways, Inc.

During the year ended December 31, 2022, in connection with the prepayment and extinguishment of certain of the Company’s debt facilities, the Company recognized an aggregate net loss of $1.3 million from the write-off of unamortized deferred financing costs associated with such facilities.

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

As of December 31, 2023, the aggregate annual principal payments required to be made on the Company’s financing arrangements are as follows:

(Dollars in thousands)	Amount
2024	$127,447
2025	89,688
2026	67,731
2027	51,970
2028	53,187
Thereafter	343,927
Aggregate principal payments required	$733,950

International Seaways, Inc.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Accounts payable	$6,570	$1,826
Accrued payroll and benefits	9,830	9,909
Accrued interest expense	2,114	7,723
Due to owners on chartered in vessels	925	2,644
Accrued drydock, repairs and vessel betterment costs	5,208	4,730
Bunkers and lubricants	1,587	603
Charter revenues received in advance	6,244	2,962
Insurance	85	527
Accrued vessel expenses	17,918	17,911
Accrued general and administrative expenses	1,974	1,293
Other	5,449	941
Total accounts payable, accrued expense and other current liabilities	$57,904	$51,069

NOTE 12 —TAXES:

Income taxes are provided for using the asset and liability method, such that income taxes are recorded based on amounts refundable or payable in the current year and include the results of any differences in the basis of assets and liabilities between U.S. GAAP and tax reporting. The Company derives substantially all of its gross income from the use and operation of vessels in international commerce. The Company’s entities that own and operate vessels are primarily domiciled in the Marshall Islands and Liberia, which do not impose income tax on offshore shipping operations. The Company also has or had subsidiaries in various jurisdictions that performed administrative, commercial or technical management functions. These subsidiaries are subject to income taxes based on the services performed in countries in which those particular offices are located and, accordingly, current and deferred income taxes are recorded.

INSW, including its subsidiaries, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2023, less than 50 percent of the total vote and value of the Company’s stock was held by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2024, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

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

International Seaways, Inc.

The components of the income tax provision follow:

(Dollars in thousands)	2023	2022	2021
Current	$(3,878)	$(97)	$(1,608)
Deferred	—	9	(10)
Income tax provision	$(3,878)	$(88)	$(1,618)

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax provision are summarized as follows:

	2023	2022	2021
Change in valuation allowance	—%	0.04%	(0.24)%
Unrecognized tax benefits	0.69%	0.10%	(1.14)%
Income subject to tax in other jurisdictions	—%	(0.12)%	0.17%
Effective income tax rate	0.69%	0.02%	(1.21)%

The significant components of the Company’s deferred tax liabilities and assets follow:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$3,180	$3,200
Excess of tax over book basis of depreciable assets	806	806
Pensions	3,039	2,906
Total deferred tax assets	7,025	6,912
Less: Valuation allowance	(7,025)	(6,912)
Net noncurrent deferred tax assets	$—	$—

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards of $12.7 million and $12.8 million, respectively. The net operating loss carryforwards have an indefinite life.

The Company believes that it is more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets will not be realized and has maintained a valuation allowance of $7.0 million and $6.9 million, respectively, as of December 31, 2023 and 2022. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense in the period such reversal occurs.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) of $4.5 million and $1.0 million as of December 31, 2023 and 2022, respectively, which are included in other current and other non-current liabilities in the consolidated balance sheets:

(Dollars in thousands)	2023	2022
Balance of unrecognized tax benefits as of January 1,	$970	$1,081
Increases for positions taken in prior years	—	—
Increases for positions taken in current year	3,551	168
Decreases for positions taken in prior years	—	(272)
Settlement	—	(7)
Balance of unrecognized tax benefits as of December 31,	$4,521	$970

Included in the Company's current income tax provision are provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions. During 2023, the Company increased its reserve for uncertain tax liabilities for these jurisdictions by $3.6 million. The Company does not presently anticipate that its provisions for these uncertain tax positions will significantly increase in the next 12 months; however, this is dependent on the jurisdictions in which vessel trading activity occurs. The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly.

International Seaways, Inc.

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other current liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had a total liability for interest of $1.0 million and $0.7 million, respectively.

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

Rights Agreement

On May 8, 2022, the Company entered into a shareholder rights plan in the form of a Rights Agreement (the “Rights Agreement”), dated as of May 8, 2022, between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement was approved by the Company’s Board of Directors. In connection with the Rights Agreement, the Company’s Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, no par value, of the Company. The dividend was payable on May 19, 2022 to stockholders of record at the close of business on such date. While the Rights Agreement was effective immediately, the Rights would become exercisable only if a person or group acquired beneficial ownership, as defined in the Rights Agreement, of 17.5% or more of the Company’s common stock in a transaction not approved by the Company's Board of Directors. In that situation, each holder of a Right (other than the acquiring person or group) would have the right to purchase, upon payment of the then-current exercise price, a number of shares of Company common stock having a market value of twice the exercise price of the Right. In addition, at any time after a person or group acquired 17.5% or more of the Company’s common stock (unless such person or group acquires 50% or more), the Company’s Board of Directors could exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such person or group, which would have become null and void). The expiry date of the Rights Agreement was May 7, 2023.

On April 11, 2023, the Company’s Board of Directors approved the Amended and Restated the Rights Agreement (the “A&R Rights Agreement”), which amends and restates the Rights Agreement dated as of May 8, 2022. The A&R Rights Agreement implements substantially the same features and protective measures of the Rights Agreements and includes the following revised or additional provisions:

(i)extends the expiration date from May 7, 2023 to April 10, 2026;

(ii)increases the “Acquiring Person” trigger threshold from 17.5% to 20%;

(iii)increases the “Purchase Price” from $25 to $50; and

(iv)includes a qualifying offer provision with a shareholder redemption feature.

The Company’s Board of Directors adopted the Rights Agreement and the A&R Rights Agreement to enable all stockholders of the Company to realize the full potential value of their investment in the Company. The A&R Rights Agreement is designed to prevent any individual stockholder or group of stockholders from gaining control of the Company through open market accumulation without paying a control premium to all stockholders or by otherwise disadvantaging other stockholders. The A&R Rights Agreement is not intended to prevent a takeover or deter fair offers for securities of the Company that deliver value to all stockholders on an equal basis. It is designed, instead, to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

The Company’s Board of Directors may consider an earlier termination of the A&R Rights Agreement if market and other conditions warrant.

International Seaways, Inc.

Dividends

During the year ended December 31, 2023, the Company paid regular quarterly and supplemental cash dividends totaling $308.2 million or $6.29 per share declared by the Company’s Board of Directors as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98,321
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79,259
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69,428
November 6, 2023	December 13, 2023	December 27, 2023	$0.12	$1.13	$61,157

On February 28, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.20 per share of common stock. Both dividends will be paid on March 28, 2024 to shareholders of record at the close of business on March 14, 2024.

During the year ended December 31, 2022, the Company paid regular quarterly and supplemental cash dividends totaling $69.8 million or $1.42 per share declared by the Company’s Board of Directors as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 28, 2022	March 14, 2022	March 28, 2022	$0.06	$—	$2,978
June 7, 2022	June 17, 2022	June 29, 2022	$0.12	$—	$5,964
August 4, 2022	September 14, 2022	September 28, 2022	$0.12	$—	$5,886
November 7, 2022	December 8, 2022	December 22, 2022	$0.12	$1.00	$55,015

During the year ended December 31, 2021, the Company paid regular quarterly cash dividends totaling $9.4 million or $0.24 per share declared by the Company’s Board of Directors as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 23, 2021	March 11, 2021	March 26, 2021	$0.06	$1,681
June 4, 2021	June 14, 2021	June 28, 2021	$0.06	$1,688
July 28, 2021	September 9, 2021	September 23, 2021	$0.06	$3,041
November 8, 2021	December 9, 2021	December 23, 2021	$0.06	$3,023

See Note 2, “Merger Transaction” for a description of the special dividend aggregating $31.5 million that was paid on July 15, 2021.

Share Repurchases

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 147,294, 513,479 and 56,065 shares of common stock during the years ended December 31, 2023, 2022 and 2021 at an average cost of $44.09, $41.79 and $20.06 per share, respectively (based on the market prices on the dates of vesting or option exercise), from employees, including certain members of management to cover withholding taxes and the cost of options exercised.

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

International Seaways, Inc.

On August 4, 2020, the Company’s Board of Directors authorized the renewal of the share repurchase program in the amount of $30.0 million for another 24-month period ending August 4, 2022. Subsequently, on October 28, 2020, the Company’s Board of Directors authorized an increase in the share repurchase program from $30.0 million to $50.0 million. In August 2022, the Company’s Board of Directors authorized an increase in the share repurchase program to $60.0 million from $33.3 million and extended the expiration of the program to December 31, 2023. In August 2023, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $26.1 million. In November 2023, the Company’s Board of Directors authorized the extension of the expiry date of the stock repurchase program from December 31, 2023 to December 31, 2025.

The following is a summary of the purchases made under the Company’s stock repurchase program during the three years ended December 31, 2023:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost (In thousands)
2023	366,483	$38.03	$13,937
2022	687,740	$29.08	$20,000
2021	1,077,070	$15.44	$16,630

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

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation – Restricted Common Stock

INSW awarded a total of 26,878, 41,718 and 57,178 restricted common stock shares during the years ended December 31, 2023, 2022 and 2021, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $37.94 (2023), $24.45 (2022) and $18.95 (2021) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or grant anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

International Seaways, Inc.

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

(ii) Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company awarded 52,890, 348,846 and 64,943 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $51.37 (2023), $21.05 (2022) and $21.58 (2021) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 304,650 of the RSUs awarded during the year ended December 31, 2022 will vest in equal installments on each of the first three anniversaries of the grant date and 23,256 and 20,940 of the RSUs awarded cliff vested on September 30, 2023 and November 23, 2023, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, the Company awarded 52,890, 124,590 and 64,943, respectively, performance-based RSUs to its senior officers and employees. The weighted average grant date fair value of the awards with performance conditions was determined to be $51.37 (2023), $19.63 (2022) and $21.58 (2021) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $53.65 (2023), $20.65 (2022) and $22.50 (2021) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target and the ROIC Target in the 2021 award were achieved at a payout of 88% and 150%, respectively, of target as of the performance period end date of December 31, 2023.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(iii) Stock Options

There were no stock options granted during 2023 and 2022. During the year ended December 31, 2021, the Company awarded to certain senior officers and employees an aggregate of 141,282 stock options. Each stock option represents an option to purchase one share of INSW common stock for an exercise price of $21.58 per share for options granted in 2021. The weighted average grant date fair value of the options granted in 2021 was $9.92 per option. The fair values of the options granted in 2021 were estimated using the Black-Scholes option pricing model with inputs that include the INSW stock price, the INSW exercise price and the following weighted average assumptions: risk free interest rate of 1.06%, dividend yield of 1.23%, expected stock price volatility factor of .55, and expected life at inception of six years. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to

International Seaways, Inc.

vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2020	305,883
Granted (2)	264,353
Forfeitures (3)	(4,144)
Vested ($16.05- $21.93 per share) (1)	(230,051)
Nonvested Shares Outstanding at December 31, 2021	336,041
Granted (2)	531,246
Forfeitures (3)	—
Vested ($17.21- $23.53 per share) (1)	(216,889)
Nonvested Shares Outstanding at December 31, 2022	650,398
Granted (2)	148,891
Forfeitures (3)	(3,641)
Vested ($19.63 - $43.05 per share) (1)	(311,004)
Nonvested Shares Outstanding at December 31, 2023	484,644
(1)	Includes 147,294 (2023), 74,360 (2022) and 68,013 (2021) shares of common stock sold back to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.
(2)	Includes 16,233, 16,092 and 4,223 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2023, 2022 and 2021, respectively.
(3)	Represents restricted stock units forfeited because performance targets or service requirements were not achieved as of the measurement date.

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2020	670,624
Granted	141,282
Exercised	—
Options Outstanding at December 31, 2021	811,906
Granted	—
Exercised	(541,656)
Options Outstanding at December 31, 2022	270,250
Granted	—
Exercised	(30,654)
Options Outstanding at December 31, 2023	239,596
Options Exercisable at December 31, 2023	192,500

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2023 was 6.07 years and 5.79 years, respectively. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2023 was between $17.21 and $21.93 per share, respectively. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2023 was $20.42 and $20.14, respectively. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2023 were $6.0 million and $4.9 million, respectively.

International Seaways, Inc.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2023, 2022 and 2021 was $7.9 million, $5.5 million and $9.3 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $1.0 million and $1.2 million, respectively.

As of December 31, 2023, there was $8.3 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.57 years.

NOTE 14 —ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Unrealized gains on derivative instruments	$9,349	$16,912
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,412)	(9,948)
	$(1,063)	$6,964

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, for the three years ended December 31, 2023.

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2020	$(24,098)	$(8,515)	$(32,613)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	7,896	634	8,530
Amounts reclassified from accumulated other comprehensive income/(loss)	11,339	384	11,723
Balance at December 31, 2021	(4,863)	(7,497)	(12,360)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	22,905	(2,759)	20,146
Amounts reclassified from accumulated other comprehensive income/(loss)	(1,130)	308	(822)
Balance at December 31, 2022	16,912	(9,948)	6,964
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	3,187	(1,043)	2,144
Amounts reclassified from accumulated other comprehensive income/(loss)	(10,750)	579	(10,171)
Balance at December 31, 2023	$9,349	$(10,412)	$(1,063)

International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income/(loss) for the three years ended December 31, 2023.

(Dollars in thousands)	2023	2022	2021	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in result of
joint venture investees	$—	$130	$963	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(8,601)	(1,044)	4,752	Interest expense

Reclassifications of (gains)/losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(2,149)	(216)	379	Interest expense

Reclassifications of losses on other-than-insignificant financing element of derivatives:
Interest rate swaps entered into by the Company's subsidiaries	—	—	5,245	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	579	308	384	Other expense
Total before and net of tax	$(10,171)	$(822)	$11,723

The following amounts are included in accumulated other comprehensive income/(loss) at December 31, 2023, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1.7 million ($1.4 million net of tax) and unrecognized actuarial losses of $10.4 million ($9.0 million net of tax).

At December 31, 2023, the Company expects that it will reclassify $5.3 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 15 — REVENUE:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days' notice. As of December 31, 2023, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, and six MRs with expiry dates ranging from August 2024 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 3, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding revenue recognition for leases.

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

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three years ended December 31, 2023:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
2023
Revenues from leases
Pool revenues	$399,904	$505,904	$905,808
Time and bareboat charter revenues	67,883	28,661	96,544
Voyage charter revenues from non-variable lease payments(1)	7,860	12,688	20,548
Voyage charter revenues from variable lease payments	66	516	582
Revenues from services
Voyage charter revenues from lightering services	48,293	—	48,293
Total shipping revenues	$524,006	$547,769	$1,071,775
2022
Revenues from leases
Pool revenues	$262,170	$512,752	$774,922
Time and bareboat charter revenues	23,633	9,401	33,034
Voyage charter revenues from non-variable lease payments(1)	8,451	11,149	19,600
Voyage charter revenues from variable lease payments	62	(336)	(274)
Revenues from services
Voyage charter revenues from lightering services	37,383	—	37,383
Total shipping revenues	$331,699	$532,966	$864,665
2021
Revenues from leases
Pool revenues	$80,586	$95,411	$175,997
Time and bareboat charter revenues	40,469	9,625	50,094
Voyage charter revenues from non-variable lease payments(1)	9,415	11,005	20,420
Voyage charter revenues from variable lease payments	453	229	682
Revenues from services
Voyage charter revenues from lightering services	25,353	—	25,353
Total shipping revenues	$156,276	$116,270	$272,546
(1)	Includes $0, $1.8 million and $0.5 million of loss of hire claim proceeds received during the years ended December 31, 2023, 2022 and 2021, respectively.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2023	$9,452	$1,866	$—
Closing balance as of December 31, 2023	6,512	1,029	—

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

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2023, 2022 and 2021.

Costs to Obtain or Fulfill a Contract

As of December 31, 2023, there were no unamortized deferred costs of obtaining or fulfilling a contract.

NOTE 16 — LEASES:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which have a noncancelable lease term of 12-months or less; and (iii) short term leases of office and other space.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. The expenses recognized during the three years ended December 31, 2023 for the lease component of these leases are as follows:

(Dollars in thousands)	2023	2022	2021
Operating lease cost
Vessel assets
Charter hire expenses	$6,192	$9,935	$9,337

Finance lease cost
Vessel assets
Amortization of right-of-use assets	731	196	—
Interest on lease liabilities	124	34	—

Office and other space
General and administrative	869	911	1,275
Voyage expenses	180	172	170

Short-term lease cost
Vessel assets (1)
Charter hire expenses	18,679	8,636	4,746
Total lease cost	$26,775	$19,884	$15,528
(1)	Excludes vessels and workboats spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $2.1 million, $1.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, including both lease and non-lease components.

International Seaways, Inc.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,028	$10,207	$10,464
Finance cash flows used for finance leases	42,284	533	—

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$20,391	$8,471
Finance lease right-of-use assets	—	44,391

Current portion of operating lease liabilities	$(10,223)	$(1,596)
Current portion of finance lease liabilities	—	(41,870)
Long-term operating lease liabilities	(11,631)	(7,740)
Total operating and finance lease liabilities	$(21,854)	$(51,206)

Weighted average remaining lease term - operating leases(1)	4.42 years	8.56 years
Weighted average discount rate - operating leases(1)	5.90%	4.13%
(1)	The weighted average remaining lease term and discount rate as of December 31, 2022 exclude finance lease liabilities. Such finance leases had weighted average remaining lease term of 0.20 years at December 31, 2022 and the annualized weighted average discount rate was 4.78% as of December 31, 2022.

1.	Charters-in of vessel assets:

As of December 31, 2023, the Company has a commitment to time charter-in one LR1 through June 2025. The minimum lease liabilities and related number of operating days under this operating lease as of December 31, 2023 are as follows:

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2024	$9,657	366
2025	4,301	163
Total lease payments (lease component only)	13,958	529
less imputed interest	(631)
Total operating lease liabilities	$13,327

International Seaways, Inc.

2.	Office and other space:

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

Payments of lease liabilities for office and other space as of December 31, 2023 are as follows:

(Dollars in thousands)	Amount
2024	$1,261
2025	1,093
2026	1,113
2027	1,077
2028	1,077
Thereafter	4,754
Total lease payments	10,375
less imputed interest	(1,848)
Total operating lease liabilities	$8,527

Contracts under which the Company is a Lessor

See Note 15, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and six MRs and the related revenue days as of December 31, 2023 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2024	$115,067	4,250
2025	82,414	3,017
2026	47,856	1,604
2027	33,945	1,095
2028	34,038	1,098
Thereafter	41,013	1,323
Future minimum revenues	$354,333	12,387

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

International Seaways, Inc.

Information with respect to the Scheme for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$16,753	$27,305
Interest cost on benefit obligation	827	442
Actuarial losses/(gains)	265	(7,545)
Benefits paid	(848)	(789)
Foreign exchange losses/(gains)	879	(2,660)
Benefit obligation at year end	17,876	16,753

Change in plan assets:
Fair value of plan assets at beginning of year	16,833	30,140
Actual return on plan assets	839	(10,281)
Employer contributions	—	672
Benefits paid	(848)	(789)
Foreign exchange gains/(losses)	879	(2,909)
Fair value of plan assets at year end	17,703	16,833
(Unfunded)/funded status at December 31	$(173)	$80

The unfunded or funded benefit obligation for the pension plan is included in other liabilities or other assets, respectively, in the accompanying consolidated balance sheets.

Information for net periodic benefit cost/(income) for the three years ended December 31, 2023 follows:

(Dollars in thousands)	2023	2022	2021
Components of expense:
Interest cost on benefit obligation	$827	$442	$360
Expected return on plan assets	(1,080)	(955)	(1,053)
Amortization of prior-service costs	74	73	80
Recognized net actuarial loss	506	235	304
Net periodic benefit cost/(income)	$327	$(205)	$(309)

Unrecognized actuarial losses are amortized over a period of 14 years, which represents the term to retirement of the youngest member of the Scheme.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2023	December 31, 2022
Discount rate	4.55%	4.90%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2023	2022	2021
Discount rate	4.90%	1.80%	1.20%
Expected (long-term) return on plan assets	6.37%	3.48%	3.36%
Rate of future compensation increases	-	-	-

International Seaways, Inc.

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2024	$1,123
2025	1,096
2026	1,277
2027	1,066
2028	1,127
Years 2029-2032	6,078
$11,767

The fair values of the Company’s pension plan assets at December 31, 2023, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2 (1)
Matched fund	$17,703	$—	$17,703
(1)	Quoted prices for the matched funds are not available from an active market source since such investments are pooled investment funds. The unitized pooled investment vehicles have been valued at the latest available bid price or single price provided by the pooled investment manager. Shares in other pooled arrangements have been valued at the latest available net asset value, determined in accordance with fair value principles, provided by the pooled investment manager.

A target allocation of 25% is maintained with return seeking assets, with the balance of 75% invested in liability driven investments to target a 100% match to interest rate risks by asset value (mainly government bonds).

The Company contributed $0.7 million, and $0.7 million to the Scheme in 2022 and 2021, respectively. The originally scheduled deficit reduction contribution of approximately $0.7 million to the Plan during 2023 was deferred until 2024 by agreement with the Scheme trustees, making its total expected contribution for 2024 approximately $1.5 million. The Company and the trustees of the Scheme have agreed to target achieving a funding level that would permit the securing of the Scheme’s obligations with an insurance company by 2025. The contributions are subject to change after an actuarial estimate of the Scheme's funding level is produced.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the years ended December 31, 2023, 2022 and 2021 were $0.7 million, $0.6 million and $0.6 million, respectively.

NOTE 18 — OTHER INCOME/(EXPENSE):

(Dollars in thousands)	2023	2022	2021
Investment income - interest	$13,963	$3,653	$104

Net actuarial gain on defined benefit pension plan	510	647	667
Write-off of deferred financing costs	(2,686)	(1,266)	(2,113)
Loss on extinguishment of debt	(1,323)	—	(4,465)
Gain on sale of interest in DASM	—	(135)	—
Other	188	(567)	(140)
	$10,652	$2,332	$(5,947)

Refer to Note 10, “Debt,” for additional information relating to the write-off of deferred financing costs and the loss on extinguishment of debt.

International Seaways, Inc.

NOTE 19 — CONTINGENCIES:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of December 31, 2023. The MNOPF annual actuarial funding report as of March 31, 2023, showed its funded status as being in deficit by approximately £11 million, but at December 31, 2023, no additional employer contributions have been sought or addressed. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Based on a High Court ruling in 2015, the Trustees of the MNRPF levied assessments to recover the significant deficit in the plan from participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. A reserve of $0.3 million has been recorded in INSW’s consolidated financial statements as of December 31, 2023, based on the Trustees of the MNRFP estimated calculation of INSW’s share of the March 31, 2023 deficit valuation, which is expected to be finalized by June 30, 2024.

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in the year. Although the vessel was subsequently released, the arresting parties continue to seek approximately $25 million in security. The underlying commercial dispute is in arbitration in England. The Company is defending itself vigorously against the allegations in the underlying dispute. The Company is currently unable to predict the outcome of this matter, and no estimate of liability has been accrued at this time.

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Impairment of Vessels
Description of the Matter

As of December 31, 2023, the carrying value of the Company’s vessels was approximately $1.9 billion. As described in Notes 3 and 6 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. Throughout the year, the Company performed an evaluation of its vessels to determine if any such indicators of impairment were present.

Auditing the Company’s impairment assessment was complex due to the significant estimation uncertainty and judgment required to evaluate the future market and economic conditions and forecasted charter rates in a

International Seaways, Inc.

cyclical and volatile industry, as well as the degree of subjectivity involved in determining indicative market values for a set of representative vessels in each of the Company’s vessel classes.
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

To test the Company’s impairment assessment process, including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the key inputs used by management in its analyses. For example, we compared the forecasted charter rates used by management to current and past performance of the vessels, forecasted market rates and other relevant external market and industry data. Further, we evaluated the third-party appraisal reports used by management to support their assessment. We involved our internal valuation specialists to assist in our evaluation of the methodologies and the significant assumptions applied in performing the impairment assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

February 29, 2024

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

International Seaways, Inc.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Issuance of Stock Consideration

On February 23, 2024, the Company entered into agreements to acquire two 2014-built and four 2015-built MR Product Carriers for an aggregate consideration of approximately $232 million, payable 85% in cash and 15% in shares of common stock of the Company.   Each of the six vessel purchases is subject to satisfaction of closing conditions customary for vessel purchases and the vessels are expected to be delivered to the Company by the end of the second quarter of 2024.

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	54	President and Chief Executive Officer and Director	November 2016 and May 2018
Jeffrey D. Pribor	66	Chief Financial Officer, Senior Vice President and Treasurer	November 2016
James D. Small III	55	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	47	Senior Vice President and Chief Commercial Officer	March 2021 and November 2016
William Nugent	55	Senior Vice President and Chief Technical and Sustainability Officer	March 2021 and November 2016
Adewale O. Oshodi	44	Vice President and Controller	November 2016

The business experience and certain other background information regarding our executive officers is set forth below.

Lois K. Zabrocky. Ms. Zabrocky has served as President and Chief Executive Office of the Company since November 30, 2016, when the Company became an independent, publicly traded corporation, and has served as a Director of the Company since May 2018. Under her leadership, the Company’s fleet has grown from 55 vessels (including six vessels held by joint ventures) to more than 75 vessels and the Company’s revenues have increased from approximately $400 million to more than $1 billion. Prior to her appointment as President and Chief Executive Officer of the Company, Ms. Zabrocky served in various roles during a career of 25 years at OSG, the Company’s former parent corporation. From August 2014 through November 2016, she was Co-President of OSG and Head of International Flag Strategic Business Unit of OSG, from 2008 through August 2014 she was a Senior Vice President of OSG and from May 2011 through August 2014, she was Chief Commercial Officer of the International Flag Strategic Business Unit of OSG. She served as a director of the Company from November 2011 through November 2016 during which time the Company was a wholly-owned subsidiary of OSG.

International Seaways, Inc.

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

William Nugent. Mr. Nugent has served as Senior Vice President of the Company since March 2021 and as Head of Ship Operations of the Company since November 30, 2016. On March 8, 2023, William Nugent’s title was changed to Senior Vice President and Chief Technical and Sustainability Officer instead of Senior Vice President and Head of Ship Operations. He served as Vice President of the Company from November 2016 until March 2021. From July 2014 until November 2016, Mr. Nugent served as Vice President and Head of Ship Operations for OSG’s International Flag Strategic Business Unit. Prior to this, he was responsible for the Technical Services Group, OSG’s global engineering team. He joined OSG in 2006 as Assistant Vice President for New Construction, was promoted to head of the department in 2008 and oversaw the construction of ships, tugs and barges in China, Korea, and the United States. Mr. Nugent previously worked for OSG from 2000 to 2002 overseeing construction of ships in Korea. In all, Mr. Nugent has overseen construction of more than 50 vessels. Earlier in his career, Mr. Nugent was Director of Basic Design and Project Manager for Alion Science and Technology and John J. McMullen Associates, Inc., respectively.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company’s directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. Further, the Company has an Inventive Compensation Recoupment Policy pursuant to which under specified circumstances (i) executive officers of the Company are required to repay or return erroneously awarded compensation to the Company in accordance with the Company’s clawback rules and (ii) the Board of Director of the Company may, in its good faith discretion, require officers of the Company to repay all or a portion of their incentive compensation to the Company. The Code of Business Conduct and Ethics, the Insider Trading Policy, the Anti-Bribery and Corruption Policy and the Incentive Compensation

International Seaways, Inc.

Recoupment Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 13, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	239,596	$$20.42	624,016	*
*	Consists of 346,333 shares eligible to be granted under the Company’s 2020 Management Incentive Compensation Plan and 277,683 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2023, in connection with its 2024 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2023 and 2022.

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

All Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)

The following exhibits are included in response to Item 15(b):

The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

4.2

Amended and Restated Rights Agreement dated as of April 11, 2023 between the Registrant and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2023 and incorporated herein by reference).

4.3

Indenture, dated May 31, 2018, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2018 and incorporated herein by reference).

International Seaways, Inc.

**4.4	Registration Rights Agreement dated as of February 23, 2024 between the Registrant and Wayzata Opportunities Fund III, L.P.

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

*10.5.5	Amendment No. 5 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.5.6	Amendment No. 6 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.5.7	Form of Amendment No. 7 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.5.8	Form of Amendment No. 8 to Lois K. Zabrocky’s Employment Agreement (field as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).

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

*10.6.4	Amendment No. 4 to James D. Small III’s Employment Agreement (filed as Exhibit 10.8 the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.6.5	Form of Amendment No. 5 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

International Seaways, Inc.

*10.6.6	Form of Amendment No. 6 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
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

*10.7.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.7.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.7.5	Form of Amendment no. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.7.6	Form of Amendment No. 6 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.7.7	Form of Amendment No. 7 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).

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

*10.8.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8.3	Form of Amendment no. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.8.4	Form of Amendment No. 4 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).
*10.8.5	Form of Amendment No 5. To Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
*10.9**	Letter Agreement dated as of February 19, 2024 by and between the Registrant and Nadim Z. Qureshi.

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

10.14

Distribution Agreement dated December 20, 2023 among the Registrant and Evercore Group L.L.C. and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2023 and incorporated herein by reference).

10.15

Credit Agreement dated as of May 20, 2022 (the “$750 Million Facility”) among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the Lenders and as collateral agent and security trustee for the Secured Parties and Credit Agricole Corporate and Investment Bank, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference).

10.15.1

First Amendment dated as of March 10, 2023 to the $750 Million Facility among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as, collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2023 and incorporated herein by reference.)

10.16

$160 Million Revolving Credit Agreement, dated as of September 27, 2023, among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, Nordea Bank Abp, New York Branch, as administrative agent, Collateral Agent, Coordinator and security trustee for the Secured Parties, and ING Bank, London Branch, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein).

**21	List of significant subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97**	International Seaways, Inc. Incentive Compensation Recoupment Policy dated as of November 27, 2023.

EX-101.INS	Inline XBRL Instance Document.

EX-101.SCH	Inline XBRL Taxonomy Schema.

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

International Seaways, Inc.

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

International Seaways, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024

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

Name	Date

/s/ LOIS K. ZABROCKY	February 29, 2024
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	February 29, 2024
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	February 29, 2024
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	February 29, 2024
Timothy Bernlohr, Director

/s/ IAN T. BLACKLEY	February 29, 2024
Ian T. Blackley, Director

/s/ ALEXANDRA K. BLANKENSHIP	February 29, 2024
Alexandra K. Blankenship, Director

/s/ RANDEE DAY	February 29, 2024
Randee Day, Director

/s/ DAVID I. GREENBERG	February 29, 2024
David I. Greenberg, Director

/s/ JOSEPH I. KRONSBERG	February 29, 2024
Joseph I. Kronsberg, Director

/s/ CRAIG H. STEVENSON JR.	February 29, 2024
Craig H. Stevenson, Jr., Director

International Seaways, Inc.