Form 10-Q
period 2024-03-31
International Seaways, Inc.
filed 2024-05-08
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
Rights to Purchase Common Stock	N/A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 7, 2024: common stock, no par value 49,373,073 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$139,501	$126,760
Short-term investments	75,000	60,000
Voyage receivables, net of allowance for credit losses of $238 and $191
including unbilled receivables of $234,260 and $237,298	242,955	247,165
Other receivables	11,887	14,303
Inventories	593	1,329
Prepaid expenses and other current assets	15,086	10,342
Current portion of derivative asset	5,049	5,081
Total Current Assets	490,071	464,980
Vessels and other property, less accumulated depreciation of $452,717 and $427,274	1,890,796	1,914,426
Vessels construction in progress	11,905	11,670
Deferred drydock expenditures, net	72,884	70,880
Operating lease right-of-use assets	17,195	20,391
Pool working capital deposits	33,998	31,748
Long-term derivative asset	2,213	1,153
Other assets	32,360	6,571
Total Assets	$2,551,422	$2,521,819

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$42,046	$57,904
Current portion of operating lease liabilities	10,169	10,223
Current installments of long-term debt	127,535	127,447
Total Current Liabilities	179,750	195,574
Long-term operating lease liabilities	9,270	11,631
Long-term debt	564,203	595,229
Other liabilities	3,309	2,628
Total Liabilities	756,532	805,062

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 48,999,765 and 48,925,562
shares issued and outstanding	1,488,531	1,490,986
Retained earnings	306,659	226,834
	1,795,190	1,717,820
Accumulated other comprehensive loss	(300)	(1,063)
Total Equity	1,794,890	1,716,757
Total Liabilities and Equity	$2,551,422	$2,521,819

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Shipping Revenues:
Pool revenues, including $83,898 and $91,707
from companies accounted for by the equity method	$226,282	$259,578
Time charter revenues	31,049	13,150
Voyage charter revenues	17,070	14,402
	274,401	287,130

Operating Expenses:
Voyage expenses	3,473	3,810
Vessel expenses	63,381	58,769
Charter hire expenses	6,648	8,800
Depreciation and amortization	34,153	29,548
General and administrative	12,374	11,246
Third-party debt modification fees	—	407
Gain on disposal of vessels and other assets, net	(51)	(10,748)
Total operating expenses	119,978	101,832
Income from vessel operations	154,423	185,298
Other income	2,954	4,281
Income before interest expense and income taxes	157,377	189,579
Interest expense	(12,887)	(16,947)
Income before income taxes	144,490	172,632
Income tax benefit	—	1
Net income	$144,490	$172,633

Weighted Average Number of Common Shares Outstanding:
Basic	48,972,842	49,138,613
Diluted	49,377,948	49,646,331

Per Share Amounts:
Basic net income per share	$2.95	$3.51
Diluted net income per share	$2.92	$3.47

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net income	$144,490	$172,633
Other comprehensive income/(loss), net of tax:
Net change in unrealized income/(losses) on cash flow hedges	673	(3,838)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	12	(30)
Net change in unrecognized actuarial losses	78	(194)
Other comprehensive income/(loss), net of tax	763	(4,062)
Comprehensive income	$145,253	$168,571

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$144,490	$172,633
Items included in net income not affecting cash flows:
Depreciation and amortization	34,153	29,548
Amortization of debt discount and other deferred financing costs	1,038	1,556
Deferred financing costs write-off	—	166
Stock compensation	1,691	1,900
Earnings of affiliated companies	—	20
Other – net	(250)	(823)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(51)	(10,748)
Payments for drydocking	(9,971)	(12,978)
Insurance claims proceeds related to vessel operations	206	950
Changes in operating assets and liabilities:
Decrease in receivables	4,210	41,746
Decrease in deferred revenue	(5,068)	(260)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(14,006)	(2,888)
Net cash provided by operating activities	156,442	220,822
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction, including deposits for acquisitions	(26,420)	(66,722)
Proceeds from disposal of vessels and other property, net	—	20,021
Expenditures for other property	(701)	(524)
Investments in short-term time deposits	(75,000)	(90,000)
Proceeds from maturities of short-term time deposits	60,000	65,000
Pool working capital deposits	(782)	—
Net cash used in investing activities	(42,903)	(72,225)
Cash Flows from Financing Activities:
Repayments of debt	(19,538)	(137,449)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	—	55,722
Payments on sale and leaseback financing and finance lease	(12,146)	(34,619)
Payments of deferred financing costs	(306)	(514)
Cash dividends paid	(64,662)	(98,313)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(4,146)	(2,619)
Net cash used in financing activities	(100,798)	(217,792)
Net increase/(decrease) in cash and cash equivalents	12,741	(69,195)
Cash and cash equivalents at beginning of year	126,760	243,744
Cash and cash equivalents at end of period	$139,501	$174,549

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive
	Capital	Deficit)	Income/(loss)	Total
For the three months ended
Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	144,490	—	144,490
Other comprehensive income	—	—	763	763
Dividends declared	—	(64,665)	—	(64,665)
Forfeitures of vested restricted stock awards and exercised stock options	(4,146)	—	—	(4,146)
Compensation relating to restricted stock awards	291	—	—	291
Compensation relating to restricted stock units awards	1,301	—	—	1,301
Compensation relating to stock option awards	99	—	—	99
Balance at March 31, 2024	$1,488,531	$306,659	$(300)	$1,794,890

Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$1,487,752
Net income	—	172,633	—	172,633
Other comprehensive loss	—	—	(4,062)	(4,062)
Dividends declared	—	(98,321)	—	(98,321)
Forfeitures of vested restricted stock awards and exercised stock options	(2,619)	—	—	(2,619)
Compensation relating to restricted stock awards	268	—	—	268
Compensation relating to restricted stock units awards	1,412	—	—	1,412
Compensation relating to stock option awards	220	—	—	220
Balance at March 31, 2023	$1,501,516	$52,865	$2,902	$1,557,283

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of March 31, 2024, the Company’s operating fleet consisted of 73 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 79 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

All intercompany balances and transactions within INSW have been eliminated. Investments in 50% or less owned affiliated companies, in which INSW exercises significant influence, are accounted for by the equity method.

Note 2 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2023	$191
Provision for expected credit losses	47
Balance at March 31, 2024	$238

During the three months ended March 31, 2024 and 2023, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 96% and 95% of consolidated voyage receivables at March 31, 2024 and December 31, 2023, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $4.3 million and $4.5 million relating to the $750 Million Facility Revolving Loan and the $160 Million Revolving Credit Facility (See Note 10, “Debt”) as of March 31, 2024 and December 31, 2023, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $10.5 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $0.8 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized totaled $0.2 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively. The construction of the Company’s three newbuild dual-fuel LNG VLCCs was completed, and the vessels were delivered to the Company between March 2023 and May 2023. The Company has six LR1 newbuilds under construction that are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 27,897 and 48,890 for the three months ended March 31, 2024 and 2023, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2024, there were 470,936 shares of restricted stock units and 180,703 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income allocated to:
Common Stockholders	$144,413	$172,466
Participating securities	77	167
	$144,490	$172,633

For the three months ended March 31, 2024 and 2023 earnings per share calculations, there were 405,106 and 507,718 dilutive equity awards outstanding, respectively. Awards of 633,945 and 852,546 for the three months ended March 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, third-party debt modification fees and gain on disposal of vessels and assets, net. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2024 and 2023 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended March 31, 2024:
Shipping revenues	$126,867	$147,534	$—	$274,401
Time charter equivalent revenues	123,962	146,966	—	270,928
Depreciation and amortization	20,049	14,104	—	34,153
Gain on disposal of vessels and other assets, net	(2)	(49)	—	(51)
Adjusted income from vessel operations	69,892	96,854	—	166,746
Adjusted total assets at March 31, 2024	1,508,859	802,668	—	2,311,527
Expenditures for vessels and vessel improvements	276	26,144	—	26,420
Payments for drydocking	2,103	7,868	—	9,971

Three months ended March 31, 2023:
Shipping revenues	$132,411	$154,719	$—	$287,130
Time charter equivalent revenues	129,285	154,035	—	283,320
Depreciation and amortization	17,226	12,294	28	29,548
Gain on disposal of vessels and other assets, net	—	(10,748)	—	(10,748)
Adjusted income/(loss) from vessel operations	84,541	101,690	(28)	186,203
Adjusted total assets at March 31, 2023	1,455,356	809,251	—	2,264,607
Expenditures for vessels and vessel improvements	65,728	994	—	66,722
Payments for drydocking	2,128	10,850	—	12,978

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Time charter equivalent revenues	$270,928	$283,320
Add: Voyage expenses	3,473	3,810
Shipping revenues	$274,401	$287,130

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Total adjusted income from vessel operations of all segments	$166,746	$186,203
General and administrative expenses	(12,374)	(11,246)
Third-party debt modification fees	—	(407)
Gain on disposal of vessels and other assets, net	51	10,748
Consolidated income from vessel operations	154,423	185,298
Other income	2,954	4,281
Interest expense	(12,887)	(16,947)
Income before income taxes	$144,490	$172,632

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Adjusted total assets of all segments	$2,311,527	$2,264,607
Corporate unrestricted cash and cash equivalents	139,501	156,220
Restricted cash	—	18,329
Short-term investments	75,000	105,000
Other unallocated amounts	25,394	27,374
Consolidated total assets	$2,551,422	$2,571,530

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the three months ended March 31, 2024, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2023, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-sale or held-for-use impairment indicators existed for the Company’s vessels as of March 31, 2024.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vessel Acquisitions and Construction Commitments

On February 23, 2024, the Company entered into agreements to acquire two 2014-built and four 2015-built MR Product Carriers for an aggregate consideration of approximately $232 million, payable 85% in cash and 15% in shares of common stock of the Company. Each of the six vessel purchases is subject to satisfaction of closing conditions customary for vessel purchases. Three of the six vessels were delivered between April and early May 2024, and delivery of the remaining three MRs is expected to be completed by the end of the second quarter of 2024. An initial purchase price deposit totaling $23.2 million was made in February 2024 and is included in other assets in the accompanying condensed consolidated balance sheet. The cash portion of the remaining purchase commitments will be funded from available liquidity.

In March 2024 the Company declared options to build two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard from which its other four newbuild LR1s were ordered. The six LR1s are scheduled for delivery between the second half of 2025 and the third quarter of 2026 for an aggregate cost of approximately $347 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of March 31, 2024 was $335.5 million, which will be paid for through a combination of long-term financing and available liquidity.

Disposal/Sales of Vessels

On March 18, 2024, the Company entered into a memorandum of agreement for the sale of a 2009-built MR Product Carrier for net proceeds of approximately $23 million after fees and commissions. The vessel was subsequently delivered to the buyer in April 2024 and the Company recognized a gain on the sale.

During the quarter ended March 31, 2023, the Company delivered a 2008-built MR to the buyer and recognized a gain of $10.9 million.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of March 31, 2024, all of the seven commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of March 31, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$33,998

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$33,998

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, as of March 31, 2024, the Company had approximately $232.0 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2024.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023	Fair Value Level
Cash and cash equivalents	$139,501	$126,760	Level 1
Short-term investments (1)	75,000	60,000	Level 1
$750 Million Facility Term Loan (2)	(94,581)	(113,598)	Level 2
ING Credit Facility (2)	(20,313)	(20,833)	Level 2
Ocean Yield Lease Financing (2)	(304,626)	(311,907)	Level 2
BoComm Lease Financing (3)	(200,731)	(210,186)	Level 2
Toshin Lease Financing (3)	(12,875)	(13,566)	Level 2
Hyuga Lease Financing (3)	(12,959)	(13,643)	Level 2
Kaiyo Lease Financing (3)	(11,785)	(12,419)	Level 2
Kaisha Lease Financing (3)	(11,881)	(12,519)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At March 31, 2024, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $750 Million Facility Term Loan that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $310.5 million as of March 31, 2024, covering for accounting purposes, the $94.6 million principal balance outstanding under the $750 Million Facility Term Loan and $215.9 million outstanding under the Ocean Yield Lease Financing. Also, as of March 31, 2024, approximately $0.2 million in net gains from previously terminated interest rate swaps are expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
March 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,049	$2,213	$857
Total	$5,049	$2,213	$857

December 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,081	$1,153	$961
Total	$5,081	$1,153	$961

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income/(loss) for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$3,098	$(1,454)
Total other comprehensive income/(loss)	$3,098	$(1,454)

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,071)	$(1,782)

Discontinued hedging instruments:
Interest rate swap	(354)	(602)
Total interest expense	$(2,425)	$(2,384)

See Note 11, “Accumulated Other Comprehensive Income,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	March 31, 2024	December 31, 2023	Fair Value Level
Derivative Assets (interest rate swaps)	$8,119	$7,195	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $2,775 and $3,124	$91,806	$110,474
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $266 and $295	20,046	20,538
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,528 and $2,656	302,099	309,250
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,983 and $4,166	226,349	229,583
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $287 and $302	13,561	13,903
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $251 and $265	13,445	13,786
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $213 and $227	12,163	12,518
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $224 and $238	12,269	12,624
	691,738	722,676
Less current portion	(127,535)	(127,447)
Long-term portion	$564,203	$595,229

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ING Credit Facility

On April 18, 2024, the Company prepaid the outstanding principal balance of $20.3 million and terminated the ING Credit Facility.

$750 Million Credit Facility

On April 26, 2024, the Company, International Seaways Operating Corporation (the “Borrower”) and certain of their subsidiaries entered into a second amendment that amended and extended the $750 Million Credit Facility with Nordea Bank Abp, New York Branch (“Nordea”), BNP Paribas, Crédit Agricole Corporate & Investment Bank (“CA-CIB”), DNB Markets Inc., and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as mandated lead arrangers and bookrunners; ING Bank N.V., London Branch and Danish Ship Finance A/S (or their respective affiliates), as lead arrangers and National Australia Bank Limited, as co-arranger. Nordea is acting as administrative agent, collateral agent, coordinator and security trustee under the amended agreement, and CA-CIB is acting as sustainability coordinator.

Immediately prior to the closing of the second amendment, the $750 Million Facility, had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million. The amended agreement consists of a $500 million revolving credit facility

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(the “$500 Million Revolving Credit Facility”) that matures on January 31, 2030. That maturity date is subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $500 Million Revolving Credit Facility is secured by a first lien on certain of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Under the terms of the $500 Million Revolving Credit Facility capacity is reduced on a quarterly basis by approximately $12.8 million, based on a 20-year age-adjusted profile of the Collateral Vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, which could impact the margin by five basis points, that are aimed at reducing the carbon footprint, target expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. At the time of closing, $94.6 million was drawn on the $500 Million Revolving Credit Facility leaving an undrawn revolver capacity of $405.4 million on this facility.

The $500 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with existing financial covenants in the $750 Million Credit Facility and require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of the $500 Million Revolving Credit Facility.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of March 31, 2024.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2024 and 2023 was $12.8 million and $18.4 million, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2024 was $12.1 million. Interest paid for the Company’s debt facilities for the three months ended March 31, 2023 was $19.1 million including $1.3 million of the pre-delivery expenses paid for the first and second dual-fuel LNG VLCC newbuilds.

Note 9 — Taxes:

As of March 31, 2024, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2024 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2024.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three months ended March 31, 2024 and 2023.

Additionally, a number of countries, including some in which certain of the Company’s subsidiaries are domiciled, have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's (“OECD”) international tax framework, including the Pillar Two Model Rules. These model rules call for a minimum global tax of 15% on large

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

multinational enterprises with possible application from January 1, 2024 or later, depending on implementation by the individual countries in which the Company is domiciled. As currently enacted, the Pillar Two Model Rules have no impact on the Company’s consolidated financial statements in 2024, however, the Company is monitoring these developments and evaluating the necessary steps it can take to minimize the impact, if any, to the Company’s consolidated financial statements and operations going forward.

Note 10 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation. Such fair value method requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Director Compensation – Restricted Common Stock

On February 19, 2024, Mr. Nadim Qureshi resigned from the Board of Directors of the Company. Mr. Qureshi’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. In connection with his resignation, the Board approved the accelerated vesting of the 2,635 restricted shares of INSW common stock previously granted to Mr. Qureshi in June 2023 (valued at approximately $0.1 million) and the Company did not seek reimbursement of any cash director fees paid to Mr. Qureshi in advance for the first quarter of 2024. In consideration of this action, Mr. Qureshi entered into a one-year agreement not to compete with the Company’s crude and product tanker operations.

Management Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2024 and 2023. A total of 58,893 and 12,940 stock options were exercised during the three months ended March 31, 2024 and 2023, respectively, by certain senior officers of the Company at an average exercise price of $21.76 and $22.54 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 48,078 time-based restricted stock units (“RSUs”) to certain of its senior officers. The weighted average grant date fair value of these awards was $52.57 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2024, the Company also granted 48,080 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2027. The weighted average grant date fair value of the awards with performance conditions was determined to be $52.57 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $41.08 per RSU.

Dividends

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 28, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.20 per share of common stock. Both dividends totaling $64.7 million were paid on March 28, 2024 to stockholders of record as of March 14, 2024.

On May 7, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.63 per share of common stock. Both dividends will be paid on June 26, 2024 to stockholders of record as of June 12, 2024.

Share Repurchases

No shares were acquired under the Company’s stock repurchase program during the three months ended March 31, 2024 and 2023.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 102,523 and 59,292 shares of common stock during the three months ended March 31, 2024 and 2023, respectively, at an average cost of $52.94 and $55.16, respectively, per share (based on the market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes.

Note 11 — Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Unrealized gains on derivative instruments	$10,022	$9,349
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,322)	(10,412)
	$(300)	$(1,063)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three months ended March 31, 2024 and 2023 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2023	$9,349	$(10,412)	$(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	3,098	90	3,188
Amounts reclassified from accumulated other comprehensive loss	(2,425)	—	(2,425)
Balance as of March 31, 2024	$10,022	$(10,322)	$(300)

Balance as of December 31, 2022	$16,912	(9,948)	6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	(1,454)	(224)	(1,678)
Amounts reclassified from accumulated other comprehensive income	(2,384)	—	(2,384)
Balance as of March 31, 2023	$13,074	$(10,172)	$2,902

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	(2,071)	(1,782)	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(354)	(602)	Interest expense
Total before and net of tax	$(2,425)	$(2,384)

At March 31, 2024, the Company expects that it will reclassify $5.3 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of March 31, 2024, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, and six MRs, with expiry dates ranging from August 2024 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2024 and 2023:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2024:
Revenues from leases
Pool revenues	$90,046	$136,236	$226,282
Time charter revenues	20,804	10,245	31,049
Voyage charter revenues from non-variable lease payments	948	1,053	2,001
Revenues from services
Voyage charter revenues from lightering services	15,069	—	15,069
Total shipping revenues	$126,867	$147,534	$274,401

Three months ended March 31, 2023:
Revenues from leases
Pool revenues	$108,799	$150,779	$259,578
Time charter revenues	9,686	3,464	13,150
Voyage charter revenues from non-variable lease payments	2,238	326	2,564
Voyage charter revenues from variable lease payments	–	150	150
Revenues from services
Voyage charter revenues from lightering services	11,688	—	11,688
Total shipping revenues	$132,411	$154,719	$287,130

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2024	$6,512	$1,029	$—
Closing balance as of March 31, 2024	6,583	690	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2024 and 2023.

Costs to Obtain or Fulfill a Contract

As of March 31, 2024, there were no unamortized deferred costs of obtaining or fulfilling a contract.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

European Union’s Emissions Trading System

Commencing January 1, 2024, the European Union’s Emissions Trading System (“EU ETS”) was extended to cover Carbon dioxide (“CO2”) emissions from ships over 5,000 gross tons entering EU ports. The EU ETS covers (a) 50% of emissions from voyages either starting in or ending in an EU port, and (b) 100% of emissions from voyages between two EU ports or emissions generated while a ship is within an EU port.

Shipping companies will have to surrender EU ETS emissions allowances (“EUA”) for each ton of reported CO2 emissions in the scope of the EU ETS. There is a phase-in period for the regulations, as allowances will have to be submitted for 40% of 2024 emissions, 70% of 2025 emissions and 100% of emissions for 2026 and subsequent years. Beginning in 2026, the scope of the EU ETS will also be expanded to include Methane (“CH4”) and Nitrus oxide (“N2O”).

EUAs are valued based upon a market approach utilizing prices published on an EUA market index. The value of the EUAs to be provided to the Company pursuant to the terms of its agreements with the charterers of its vessels and the commercial pools in which it participates is included in shipping revenues in the condensed consolidated statements of operations. The value of the EUA obligations incurred by the Company under the EU ETS while its vessels are on-hire is included in voyage expenses, or in vessel expenses while its vessels are off-hire, in the condensed consolidated statements of operations.

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of March 31, 2024. EUAs relating to 2024 emissions are required to be surrendered to the EU authorities in September 2025.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three months ended March 31, 2024:

(Dollars in thousands)
Pool revenues	$388
Time charter revenues	131
Total shipping revenues	$519

Voyage expenses	$519

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $0.5 million as of March 31, 2024 and is included in other receivables and other liabilities, respectively, in the condensed consolidated balance sheet.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three months ended March 31, 2024 and 2023 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost
Vessel assets
Charter hire expenses	$2,367	$1,067

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	715
Interest on lease liabilities	—	121

Office and other space
General and administrative	226	228
Voyage expenses	45	45

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,365	4,269
Total lease cost	$4,003	$6,445
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.7 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$264	$937
Finance cash flows used for finance leases	—	23,955

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$17,195	$20,391

Current portion of operating lease liabilities	$(10,169)	$(10,223)
Long-term operating lease liabilities	(9,270)	(11,631)
Total operating and finance lease liabilities	$(19,439)	$(21,854)

Weighted average remaining lease term - operating leases	4.47 years	4.42 years
Weighted average discount rate - operating leases	5.81%	5.90%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of March 31, 2024, the Company has a commitment to time charter-in one LR1 through to June 2025. The minimum lease liabilities and related number of operating days under this operating lease as of March 31, 2024 are as follows:

(Dollars in thousands)	Amount	Operating Days
2024	$7,256	275
2025	4,301	163
Total lease payments (lease component only)	11,557	438
less imputed interest	(431)
Total operating lease liabilities	$11,126

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

Payments of lease liabilities for office and other space as of March 31, 2024 are as follows:

(Dollars in thousands)	Amount
2024	$952
2025	1,093
2026	1,113
2027	1,077
2028	1,077
Thereafter	4,754
Total lease payments	10,066
less imputed interest	(1,753)
Total operating lease liabilities	$8,313

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and six MRs, and the related revenue days as of March 31, 2204 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2024	$85,310	3,158
2025	82,414	3,017
2026	47,856	1,604
2027	33,945	1,095
2028	34,038	1,098
Thereafter	41,013	1,323
Future minimum revenues	$324,576	11,295

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In April 2024, the Company entered into non-cancelable time charter agreements with durations ranging from 32 to 34 months for two 2009-built MRs and one 2014-built LR2. The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received under these agreements is approximately $86.0 million. All three vessels are expected to be delivered to their charterers before the end of the third quarter of 2024, after the completion of their scheduled drydocks.

Note 14 — Contingencies:

INSW’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The trustees of the plan have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. As the amount of any such assessment cannot be reasonably estimated, no reserves have been recorded for this contingency in INSW’s consolidated financial statements as of March 31, 2024.  The MNOPF annual actuarial funding report as of March 31, 2023, showed its funded status as being in deficit by approximately £11 million, but at March 31, 2024, no additional employer contributions have been sought or assessed. The next full actuarial valuation will be as of March 31, 2024.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Based on a High Court ruling in 2015, the Trustees of the MNRPF levied assessments to recover the significant deficit in the plan from participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. Calls for contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are unable to pay their share in the future. A reserve of $0.3 million has been recorded in INSW’s consolidated financial statements as of March 31, 2024, based on the Trustees of the MNRPF’s estimated calculation of INSW’s share of the March 31, 2023 deficit valuation, which is expected to be finalized by June 30, 2024.

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in 2023. Although the vessel was subsequently released, the arresting parties continue to seek approximately $25 million in security. The underlying commercial dispute is in arbitration in England. The Company is defending itself vigorously against the arrest and the allegations in the underlying dispute. The Company is currently unable to predict the outcome of this matter, and no estimate of liability has been accrued at this time.

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

INTERNATIONAL SEAWAYS, INC.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For both the three months ended March 31, 2024 and 2023, we derived 54% of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2024 and 2023 periods.

As of March 31, 2024, the Company’s operating fleet consisted of 73 wholly-owned or lease financed and time chartered-in vessels aggregating 8.8 million deadweight tons (“dwt”). In addition to our operating fleet of 73 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 79 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 89% of our total TCE revenues in the spot market for the

INTERNATIONAL SEAWAYS, INC.

three months ended March 31, 2024, compared with 96% for the three months ended March 30, 2023. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, and six MRs, as of March 31, 2024 are as follows:

(Dollars in millions)	Amount(1)
2024	$85.3
2025	82.4
2026	47.9
2027	34.0
2028	34.0
Thereafter	41.0
Future minimum revenues	$324.6

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

In April 2024, the Company entered into non-cancelable time charter agreements with durations ranging from 32 to 34 months for two 2009-built MRs and one 2014-built LR2. The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received under these agreements is approximately $86.0 million. All three vessels are expected to be delivered to their charterers before the end of the third quarter of 2024, after the completion of their scheduled drydocks.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2024 at 102.0 million barrels per day (“b/d”), up 1.6% from the same quarter in 2023. The estimate for global oil consumption for 2024 is 103.2 million b/d, an increase of 1.2% over the 2023 estimate of 102.0 million b/d. OECD demand in 2024 is estimated to decrease 0.2% to 45.7 million b/d, while non-OECD demand is estimated to increase by 2.3% to 57.5 million b/d.

Global oil production in the first quarter of 2024 was 101.3 million b/d, a decrease of 1.0 million b/d from the first quarter of 2023. OPEC crude oil production averaged 26.5 million b/d in the first quarter of 2024, a decrease of 0.2 million b/d from the fourth quarter of 2023, and a decrease of 2.3 million b/d from the first quarter of 2023. Non-OPEC production increased by 1.2 million b/d to 69.3 million b/d in the first quarter of 2024 compared with the first quarter of 2023. Oil production in the U.S. in the first quarter of 2024 decreased by 5.2% to 12.5 million b/d compared to the fourth quarter of 2023 and by 0.3% from the first quarter of 2023.

U.S. refinery throughput increased by 0.1 million b/d to 15.9 million b/d in the first quarter of 2024 compared with the fourth quarter of 2023. U.S. crude oil imports in the first quarter of 2024 increased by 0.4 million b/d to 6.6 million b/d compared with the first quarter of 2023, with imports from OPEC countries decreasing by 0.1 million b/d and imports from non-OPEC countries increasing by 0.5 million b/d.

China’s crude oil imports increased 0.7% in the first quarter of 2024 from the first quarter of 2023, although imports in March 2024, at 11.55 million b/d, were down 6.2% from the previous March 2023 levels.

Total OECD commercial inventories ended the first quarter of 2024 down 41 million barrels of crude and 39 million barrels of products (3.0% and 2.7%, respectively), compared with the first quarter of 2023.

During the first quarter of 2024, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 1.9 million dwt as the crude fleet increased by 1.2 million dwt, all in the Aframax fleet. The product carrier fleet increased by 0.6 million dwt, with MRs growing 0.4 million dwt. Year-over-year, the size of the tanker fleet increased by 9.3 million dwt with the VLCCs, Suezmaxes, Aframaxes, and MRs increasing by 3.3 million dwt, 0.5 million dwt, 3.4 million dwt, and 2.1 million dwt, respectively. The LR1/Panamax fleet remained unchanged.

During the first quarter of 2024, the tanker orderbook increased by 11.9 million dwt overall compared with the fourth quarter of 2023. The crude tanker orderbook increased by 10.5 million dwt. The VLCC orderbook increased by 7.1 million dwt, while the Suezmax and Aframax orderbooks increased by 3.1 million dwt and 0.2 million dwt respectively. The product carrier orderbook increased by 1.4 million dwt, with increases in the LR1 and MR sectors of 0.2 million dwt and 1.3 million dwt respectively. Year-over-year, the total tanker orderbook increased by 33.2 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, Panamaxes and LR1s of 8.8 million dwt, 10.5 million dwt, 6.3 million dwt, 2.2 million dwt and 5.3 million dwt, respectively.

Crude tanker rates remained strong, albeit at similar levels as in the fourth quarter of 2023, remaining significantly over 10-year average rates and cash breakeven levels, reflecting the continuing impact of the disruptions in trade flows on tanker demand. Clean product tanker rates strengthened during the quarter. Subsequent to the end of the first quarter of 2024, rates have softened somewhat due to reduced Chinese imports of crude oil and reduced exports of clean products from the U.S. Gulf.

Update on Critical Accounting Estimates and Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

INTERNATIONAL SEAWAYS, INC.

Results from Vessel Operations:

During the first quarter of 2024, income from vessel operations decreased by $30.9 million to $154.4 million from $185.3 million in the first quarter of 2023. Such decrease resulted principally from a quarter-over-quarter decrease in TCE revenues, a gain on the disposal of a vessel recognized in the prior year’s quarter, and increased vessel expenses and depreciation and amortization in the current quarter primarily related to the delivery of three dual-fuel LNG VLCCs during the first half of 2023.

TCE revenues in the first quarter of 2024 decreased by $12.4 million, or 4%, to $270.9 million from $283.3 million in the first quarter of 2023. This decrease reflects (i) an aggregate $20.2 million days-based decline in the LR1 and MR sectors due to a smaller time chartered-in LR1 portfolio during the current quarter and the sales of three MRs between March 2023 and December 2023, (ii) a net $7.4 million rates-based decrease resulting from lower average daily rates earned across all of INSW’s fleet sectors, with the exception of the MR and LR2 fleets, partially offset by (iii) a $11.2 million days-based increase in the VLCC fleet relating to the delivery of three dual-fuel LNG VLCC newbuilds, and (iv) a $3.4 million increase attributable to the Company’s Lightering business.

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income before income taxes, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2024	2023
TCE revenues	$123,962	$129,285
Vessel expenses	(30,513)	(25,028)
Charter hire expenses	(3,508)	(2,490)
Depreciation and amortization	(20,049)	(17,226)
Adjusted income from vessel operations (a)	$69,892	$84,541
Average daily TCE rate	$46,991	$54,390
Average number of owned vessels (b)	21.0	18.0
Average number of vessels chartered-in	9.1	9.3
Number of revenue days (c)	2,638	2,377
Number of ship-operating days: (d)
Owned vessels	1,911	1,621
Vessels bareboat chartered-in under leases (e)	819	833
Vessels spot chartered-in under leases (f)	7	—
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, third-party debt modification fees and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented. Between March and July 2023 the Company purchased the three remaining Aframaxes that it had been bareboat chartering-in under the purchase options contained in such charters, and accordingly, such vessels are not included in this category for the three months ended March 31, 2024.
(f)	The Company’s Crude Tankers Lightering business spot chartered-in one vessel under a lease during the three months ended March 31, 2024 for a full service lightering job.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,232 and $1,266 per day for the three months ended March 31, 2024 and 2023, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$44,736	$40,917	$46,371	$48,118
Revenue days	863	273	780	112
Suezmax:
Average rate	$44,666	$30,987	$58,191	$31,402
Revenue days	998	183	996	131
Aframax(1):
Average rate	$40,913	$38,500	$50,756	$—
Revenue days	222	91	330	—
(1)	During the three months ended March 31, 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Dakota Tankers’ Aframax Pool. Such transitional voyage is excluded from the table above.

During the first quarter of 2024, TCE revenues for the Crude Tankers segment decreased by $5.3 million, or 4%, to $124.0 million from $129.3 million in the first quarter of 2023. Such decrease principally resulted from an aggregate rates-based decrease in the Suezmax, VLCC and Aframax fleets of $20.5 million due to lower average daily blended rates in these sectors. This decrease was offset by (i) a $11.2 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023, and (ii) a $3.4 million increase in the Crude Tankers Lightering business.

Vessel expenses increased by $5.5 million to $30.5 million in the first quarter of 2024 from $25.0 million in the first quarter of 2023. Such increase principally reflects the impact of the VLCC newbuild deliveries described above. Charter hire expenses increased by $1.0 million quarter-over-quarter due to increased charter hire expense in the Crude Tankers Lightering business, which primarily reflects charter hire incurred in conjunction with a full-service lightering job during the current quarter and an increased daily rate on one of the workboats being chartered-in by the Company. Depreciation and amortization increased by $2.8 million to $20.0 million in the current quarter from $17.2 million in the first quarter of 2023 principally as a result of the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $7.8 million for the first quarter of 2024 compared with $6.0 million for the first quarter of 2023. The increase reflects (i) higher average rates earned per lightering operation in the first quarter of 2024 compared with the first quarter of 2023 and (ii) increased activity levels period-over-period, with 128 service support only lighterings and one full-service lightering job (which was completed in April 2024) being performed during the three months ended March 31, 2024 compared to the 122 service support only lighterings that were performed during the three months ended March 31, 2023.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2024	2023
TCE revenues	$146,966	$154,035
Vessel expenses	(32,868)	(33,741)
Charter hire expenses	(3,140)	(6,310)
Depreciation and amortization	(14,104)	(12,294)
Adjusted income from vessel operations	$96,854	$101,690
Average daily TCE rate	$39,807	$37,726
Average number of owned vessels	38.0	39.8
Average number of vessels chartered-in	5.0	7.9
Number of revenue days	3,692	4,083
Number of ship-operating days:
Owned vessels	3,458	3,582
Vessels bareboat chartered-in under leases (a)	364	450
Vessels time chartered-in under leases	91	264
(a)	Represents MRs that secured lease financing arrangements during the three months ended March 31, 2024 and an LR2 and MRs that secured lease financing arrangements during the three months ended March 31, 2023.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $898 and $787 per day for the three months ended March 31, 2024 and 2023, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$51,027	$—	$—	$19,108
Revenue days	91	—	—	90
LR1(1):
Average rate	$66,310	$—	$70,838	$—
Revenue days	571	—	800	—
MR(2):
Average rate	$37,969	$21,696	$31,468	$18,434
Revenue days	2,546	465	3,087	90
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2024 and 2023 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three months ended March 31, 2024, one LR1 was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Panamax International pool. Such transitional voyage is excluded from the table above.
(2)	During the three months ended March 31, 2023 one MR was employed on a transitional voyage in the spot market outside of its ordinary course operations in Norden’s MR Pool due to a change in technical management. Such transitional voyage is excluded from the table above.

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2024, TCE revenues for the Product Carriers segment decreased by $7.0 million, or 5%, to $147.0 million from $154.0 million in the first quarter of 2023. The reduction in TCE revenues was primarily as a result of (i) a $14.7 million days-based decrease in the LR1 fleet sector which reflects a 173-day net decrease in time-chartered in days, (ii) a $5.5 million days-based decline in the MR sector, which reflects the sales of three MRs between March 2023 and December 2023 and (iii) a $3.4 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current quarter. Partially offsetting such decreases was (iv) a $16.6 million aggregate rates-based increase in the MR and LR2 sectors due to higher average daily blended rates earned in the first quarter of 2024.

Vessel expenses decreased by $0.9 million to $32.9 million in the first quarter of 2024 from $33.7 million in the first quarter of 2023. Such decrease reflects the MR sales referenced above. Charter hire expenses decreased by $3.2 million to $3.1 million in the current quarter from $6.3 million in the first quarter of 2023, primarily as a result of the quarter-over-quarter decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $1.8 million to $14.1 million in the current quarter from $12.3 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization, offset by the impact of the sales of the MR vessels referenced above.

General and Administrative Expenses

During the first quarter of 2024, general and administrative expenses increased by $1.1 million to $12.4 million from $11.2 million in the first quarter of 2023. The primary driver for such increase was higher legal fees of $0.7 million, principally incurred in connection with a commercial dispute. See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information.

Other Income

Other income was $3.0 million for the three months ended March 31, 2024 compared with $4.3 million for the three months ended March 31, 2023. Other income in the current period includes $3.0 million of interest income earned on invested cash compared to $4.1 million of interest income earned during the first quarter of 2023. The quarter-over-quarter decrease reflects the impact of a lower average balance of invested cash during the three months ended March 31, 2024, attributable to the significant deleveraging initiatives completed during 2023. Both periods also reflect net actuarial gains and currency losses associated with the retirement benefit obligation in the United Kingdom.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interest before items shown below	$15,326	$20,741
Interest cost on defined benefit pension obligation	205	330
Impact of interest rate hedge derivatives	(2,425)	(2,384)
Capitalized interest	(219)	(1,740)
Interest expense	$12,887	$16,947

Interest expense decreased during the first quarter of 2024 compared to the first quarter of 2023 as a result of (i) a reduction in the average outstanding principal balance under the $750 Million Term Loan Facility and (ii) the repayment in full of the COSCO Lease financing in July 2023, partially offset by post-delivery interest expense related to the BoComm Lease Financing. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

INTERNATIONAL SEAWAYS, INC.

Taxes

The Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2024 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2024.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2024. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$144,490	$172,633
Income tax benefit	—	(1)
Interest expense	12,887	16,947
Depreciation and amortization	34,153	29,548
EBITDA	191,530	219,127
Third-party debt modification fees	—	407
Gain on disposal of vessels and other assets, net	(51)	(10,748)
Write-off of deferred financing costs	—	166
Adjusted EBITDA	$191,479	$208,952

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of March 31, 2024, we had total liquidity on a consolidated basis of $625.9 million comprised of $139.5 million of cash, $75.0 million of short-term investments, and $411.4 million of undrawn revolver capacity.

Working capital at March 31, 2024 and December 31, 2023 was $310.0 million and $269.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days and receivables. Current liabilities include current installments of long-term debt of $127.5 million and $127.4 million at March 31, 2024 and December 31, 2023, respectively.

The Company’s cash and cash equivalents increased by $12.7 million during the three months ended March 31, 2024. This increase principally reflects $156.4 million of cash provided by operating activities. Such cash inflows were principally offset by:

●	$64.7 million of cash dividends paid to shareholders;
●	$31.7 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements;
●	$26.4 million in expenditures for vessels and other property including $23.2 million deposits for vessel acquisitions.
●	$15.0 million net increase in cash invested in short-term investments.

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

As of March 31, 2024, we had total debt outstanding (net of original issue discount and deferred financing costs) of $691.7 million and net debt to total capitalization of 21.0%, compared with 23.8% at December 31, 2023.

Sources, Uses and Management of Capital

With strong market conditions continuing in 2024 to date, we have (i) used incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to invest in renewing and growing the fleet, (ii) enhanced our balance sheet and liquidity position, and (iii) continued to make substantial returns to shareholders.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities the Company executed so far during 2024 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

INTERNATIONAL SEAWAYS, INC.

On February 28, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $1.20 per share of common stock. Both dividends totaling $64.7 million were paid on March 28, 2024 to stockholders of record as of March 14, 2024. On May 7, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.63 per share of common stock. Both dividends will be paid on June 26, 2024 to stockholders of record as of June 12, 2024.

In continuation of our strategic fleet optimization program, in February 2024, we entered into agreements for the en bloc purchase of four 2015-built and two 2014-built MR Product Carriers for an aggregate purchase price of $232 million. Eighty-five percent of the purchase price consideration will be funded from available liquidity and the balance of 15% with the issuance of common stock. Three of the six vessels were delivered between April and early May 2024, and delivery of the remaining three MRs is expected to be completed by the end of the second quarter of 2024. A registration statement on Form S-3 was filed with the SEC on April 29, 2024 to register the shares that will be issued in conjunction with these vessel acquisitions and facilitate sellers’ ability to offer and sell or otherwise dispose of the shares of common stock issued to them under this transaction.

In March 2024, we entered into an agreement for the sale of one 2009-built MR for net proceeds of approximately $23 million after fees and commissions. The vessel was delivered to the buyer in April 2024 and the Company recognized a gain on the sale.

In March 2024 we also declared options to build two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard where our other four newbuild LR1s are currently under construction. The six LR1s are scheduled for delivery between the second half of 2025 and the third quarter of 2026 for an aggregate cost of approximately $347 million, which will be paid for through a combination of long-term financing and available liquidity.

In April 2024, we opportunistically locked in $86 million of minimum future charter revenues (before reduction for brokerage commissions) on non-cancelable time charters with durations ranging from 32 to 34 months for two 2009-built MRs and one 2014-built LR2. All three vessels are expected to be delivered to their charterers before the end of the third quarter of 2024, after the completion of their scheduled drydocks.

Further building on our liquidity enhancing, deleveraging and financing diversification initiatives, we have executed the following transactions:

●	On April 18, 2024, we prepaid the $20.3 million outstanding principal balance under the ING Credit Facility.

●	On April 26, 2024, we entered into an agreement to amend and extend our existing $750 Million Credit Facility, under which the Company had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million at March 31, 2024. The new agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures in January 2030. Under the terms of the $500 Million Revolving Credit Facility, capacity is reduced on a quarterly basis by approximately $12.8 million each quarter, based on a 20-year age-adjusted profile of the collateral vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, which could impact the margin by five basis points, that are aimed at reducing the carbon footprint, target expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. At the time of closing, after $94.6 million was drawn on the new revolver, our overall undrawn revolver capacity increased by $148 million to $559.4 million.

By entering into the $500 Million Revolving Credit Facility we have (i) eliminated $19.5 million in mandatory quarterly debt repayments since the balance drawn on closing is not required to be repaid until Maturity, (ii) reduced cash break evens by over $3,000 per day, (iii) extended the maturity profile of the facility from 2027 to 2030, and (iv) reduced future interest expense through a margin reduction of over 85 basis points.

As of March 31, 2024, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, the acquisition of six MRs, and the purchase and installation of three ballast water treatment systems and 11 mewis ducts, and the final outstanding installment payments due for five ballast water treatment systems that had been installed as of March 31, 2024. The Company’s debt

INTERNATIONAL SEAWAYS, INC.

service commitments and aggregate purchase commitments for vessel construction and betterments as of March 31, 2024, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 30 unencumbered vessels as of March 31, 2024, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and diverse fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2024 follows:

						Beyond
(Dollars in thousands)	2024	2025	2026	2027	2028	2028	Total
$750 Million Facility Term Loan - floating rate(1)	$60,213	$38,308	$—	$—	$—	$—	$98,521
ING Credit Facility - floating rate(2)	2,702	$3,461	17,884	—	—	—	24,047
Ocean Yield Lease Financing - floating rate(3)	39,788	$51,185	50,793	49,868	47,208	201,166	440,008
BoComm Lease Financing - fixed rate(4)	17,902	$23,761	23,761	23,762	23,827	166,034	279,047
Toshin Lease Financing - fixed rate(4)	1,665	$2,160	2,160	2,151	2,223	6,934	17,293
Hyuga Lease Financing - fixed rate(4)	1,889	$2,232	2,232	2,232	2,160	6,416	17,161
Kaiyo Lease Financing - fixed rate(4)	1,688	$2,250	2,410	2,214	2,214	4,341	15,117
Kaisha Lease Financing - fixed rate(4)	1,688	$2,437	2,225	2,214	2,214	4,501	15,279
Operating lease obligations(5)
Time Charter-ins	9,488	5,624	—	—	—	—	15,112
Office and other space	952	1,093	1,113	1,077	1,077	4,754	10,066
Vessel and vessel betterment commitments(6)	246,864	139,517	162,088	—	—	—	548,469
Total	$384,839	$272,028	$264,666	$83,518	$80,923	$394,146	$1,480,120
(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $750 Million Facility Term Loan of 2.45%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include contractual interest obligations of outstanding floating rate debt estimated based on the applicable margin, plus credit adjustment spread of 0.26% and plus the effective three-month SOFR rate as of March 31, 2024 of 5.30% for the ING Credit Facility.
(3)	Amounts shown include contractual interest obligations on $304.6 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $215.9 million of notional principal amount outstanding and the effective three-month SOFR rate as of March 31, 2024 of 5.27% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.

INTERNATIONAL SEAWAYS, INC.

(5)	As of March 31, 2024, the Company had charter-in commitments for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of three ballast water treatment systems and 11 mewis duct systems, the remaining commitment for the construction of six dual-fuel ready LR1s, and the remaining cash commitment for the purchase of six MRs.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, anti-bribery and corruption policy, incentive compensation recoupment policy, and charters of the Audit Committee, the Human Resources and Compensation Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2024 other than shares withheld to cover tax withholding liabilities relating to the exercise of stock options and the vesting of outstanding restricted stock units held by certain numbers of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.          Exhibits

**10.1

Second Amendment dated as of April 26, 2024 to the $750 Million Facility (henceforth the “$500 Million Revolving Credit Facility”) among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator.

*10.2	Form of Amendment No. 9 to Lois K. Zabrocky’s Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference.

*10.3	Form of Amendment No. 6 to Jeffrey D. Pribor’s Employment Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference.

*10.4	Form of Amendment No. 7 to James D. Small III’s Employment Agreement filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference.

*10.5	Form of Amendment No. 8 to Adewale O. Oshodi’s Employment Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2

Irrevocable Conditional Letter of Resignation of Kristian K. Johansen dated April 17, 2024 filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2024 and incorporated herein by reference.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 8, 2024	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 8, 2024	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer