Form 10-Q
period 2024-06-30
International Seaways, Inc.
filed 2024-08-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 2, 2024: common stock, no par value, 49,694,484 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$176,141	$126,760
Short-term investments	—	60,000
Voyage receivables, net of allowance for credit losses of $223 and $191
including unbilled receivables of $216,523 and $237,298	223,079	247,165
Other receivables	16,785	14,303
Inventories	1,850	1,329
Prepaid expenses and other current assets	12,228	10,342
Current portion of derivative asset	4,532	5,081
Total Current Assets	434,615	464,980
Vessels and other property, less accumulated depreciation of $476,288 and $427,274	2,081,508	1,914,426
Vessels construction in progress	12,137	11,670
Deferred drydock expenditures, net	79,184	70,880
Operating lease right-of-use assets	14,778	20,391
Pool working capital deposits	33,238	31,748
Long-term derivative asset	1,888	1,153
Other assets	17,322	6,571
Total Assets	$2,674,670	$2,521,819

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$52,118	$57,904
Current portion of operating lease liabilities	10,017	10,223
Current installments of long-term debt	49,598	127,447
Total Current Liabilities	111,733	195,574
Long-term operating lease liabilities	6,958	11,631
Long-term debt	663,054	595,229
Other liabilities	5,489	2,628
Total Liabilities	787,234	805,062

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,674,286 and 48,925,562
shares issued and outstanding	1,524,400	1,490,986
Retained earnings	364,452	226,834
	1,888,852	1,717,820
Accumulated other comprehensive loss	(1,416)	(1,063)
Total Equity	1,887,436	1,716,757
Total Liabilities and Equity	$2,674,670	$2,521,819

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shipping Revenues:
Pool revenues, including $70,090, $86,325, $153,988 and $178,032
from companies accounted for by the equity method	$207,681	$247,591	$433,963	$507,169
Time charter revenues	31,139	26,112	62,188	39,262
Voyage charter revenues	18,589	18,500	35,659	32,902
	257,409	292,203	531,810	579,333

Operating Expenses:
Voyage expenses	5,561	3,868	9,034	7,678
Vessel expenses	67,840	65,151	131,221	123,920
Charter hire expenses	6,948	10,502	13,596	19,302
Depreciation and amortization	36,517	32,445	70,670	61,993
General and administrative	11,985	11,522	24,083	22,768
Other operating expenses	1,454	—	1,730	—
Third-party debt modification fees	168	13	168	420
(Gain)/loss on disposal of vessels and other assets, net	(27,852)	26	(27,903)	(10,722)
Total operating expenses	102,621	123,527	222,599	225,359
Income from vessel operations	154,788	168,676	309,211	353,974
Other income	2,360	3,381	5,314	7,662
Income before interest expense and income taxes	157,148	172,057	314,525	361,636
Interest expense	(12,425)	(17,914)	(25,312)	(34,861)
Income before income taxes	144,723	154,143	289,213	326,775
Income tax provision	—	(381)	—	(380)
Net income	$144,723	$153,762	$289,213	$326,395

Weighted Average Number of Common Shares Outstanding:
Basic	49,387,193	49,029,784	49,180,019	49,083,897
Diluted	49,721,858	49,404,837	49,550,928	49,525,282

Per Share Amounts:
Basic net income per share	$2.93	$3.13	$5.88	$6.64
Diluted net income per share	$2.91	$3.11	$5.83	$6.59

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$144,723	$153,762	$289,213	$326,395
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	(1,098)	3,081	(425)	(757)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(2)	(30)	10	(60)
Net change in unrecognized actuarial losses	(16)	(198)	62	(392)
Other comprehensive income/(loss), net of tax	(1,116)	2,853	(353)	(1,209)
Comprehensive income	$143,607	$156,615	$288,860	$325,186

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$289,213	$326,395
Items included in net income not affecting cash flows:
Depreciation and amortization	70,670	61,993
Amortization of debt discount and other deferred financing costs	2,059	3,128
Deferred financing costs write-off	—	721
Stock compensation	3,633	3,873
Equity in results of affiliated companies	—	20
Other – net	(433)	(1,560)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(27,903)	(10,722)
Payments for drydocking	(24,425)	(18,992)
Insurance claims proceeds related to vessel operations	888	2,698
Changes in operating assets and liabilities:
Decrease in receivables	24,086	48,687
Decrease in deferred revenue	(4,089)	(142)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(9,318)	(1,643)
Net cash provided by operating activities	324,381	414,456
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(202,875)	(188,068)
Proceeds from disposal of vessels and other property, net	48,043	20,070
Expenditures for other property	(801)	(586)
Investments in short-term time deposits	(75,000)	(175,000)
Proceeds from maturities of short-term time deposits	135,000	135,000
Pool working capital deposits	(782)	—
Net cash used in investing activities	(96,415)	(208,584)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	50,000	—
Repayments of debt	(39,851)	(192,856)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	—	169,717
Payments and advance payment on sale and leaseback financing and finance lease	(24,325)	(112,786)
Payments of deferred financing costs	(5,759)	(1,146)
Repurchase of common stock	—	(13,948)
Cash dividends paid	(151,595)	(177,565)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(7,055)	(5,009)
Net cash used in financing activities	(178,585)	(333,593)
Net increase/(decrease) in cash and cash equivalents	49,381	(127,721)
Cash and cash equivalents at beginning of year	126,760	243,744
Cash and cash equivalents at end of period	$176,141	$116,023

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive
	Capital	Deficit)	Income/(loss)	Total
For the six months ended
Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	289,213	—	289,213
Other comprehensive loss	—	—	(353)	(353)
Dividends declared	—	(151,595)	—	(151,595)
Forfeitures of vested restricted stock awards and exercised stock options	(7,055)	—	—	(7,055)
Compensation relating to restricted stock awards	520	—	—	520
Compensation relating to restricted stock units awards	3,014	—	—	3,014
Compensation relating to stock option awards	99	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Balance at June 30, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436

Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$1,487,752
Net income	—	326,395	—	326,395
Other comprehensive loss	—	—	(1,209)	(1,209)
Dividends declared	—	(177,580)	—	(177,580)
Forfeitures of vested restricted stock awards and exercised stock options	(5,009)	—	—	(5,009)
Compensation relating to restricted stock awards	491	—	—	491
Compensation relating to restricted stock units awards	3,043	—	—	3,043
Compensation relating to stock option awards	339	—	—	339
Repurchase of common stock	(13,948)	—	—	(13,948)
Balance at June 30, 2023	$1,487,151	$127,368	$5,755	$1,620,274

For the three months ended
Balance at April 1, 2024	$1,488,531	$306,659	$(300)	$1,794,890
Net income	—	144,723	—	144,723
Other comprehensive loss	—	—	(1,116)	(1,116)
Dividends declared	—	(86,930)	—	(86,930)
Forfeitures of vested restricted stock awards and exercised stock options	(2,909)	—	—	(2,909)
Compensation relating to restricted stock awards	229	—	—	229
Compensation relating to restricted stock units awards	1,713	—	—	1,713
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Balance at June 30, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436

Balance at April 1, 2023	$1,501,516	$52,865	$2,902	$1,557,283
Net income	—	153,762	—	153,762
Other comprehensive income	—	—	2,853	2,853
Dividends declared		(79,259)	—	(79,259)
Forfeitures of vested restricted stock awards	(2,390)	—	—	(2,390)
Compensation relating to restricted stock awards	223	—	—	223
Compensation relating to restricted stock units awards	1,631	—	—	1,631
Compensation relating to stock option awards	119	—	—	119
Repurchase of common stock	(13,948)	—	—	(13,948)
Balance at June 30, 2023	$1,487,151	$127,368	$5,755	$1,620,274

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of June 30, 2024, the Company’s operating fleet consisted of 77 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 83 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2023	$191
Current period provision for expected credit losses	32
Balance at June 30, 2024	$223

During the three and six months ended June 30, 2024 and 2023, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 97% and 95% of consolidated voyage receivables at June 30, 2024 and December 31, 2023, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $12.5 million and $4.5 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility (See Note 8, “Debt”) as of June 30, 2024 and December 31, 2023, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $7.1 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction.

Interest capitalized during the three and six months ended June 30, 2024 totaled $0.2 million and $0.4 million, respectively, and $0.5 million and $2.3 million during the three and six months ended June 30, 2023, respectively. The construction of the Company’s three newbuild dual-fuel LNG VLCCs was completed, and the vessels were delivered to the Company between March 2023 and May 2023. The Company has six LR1 newbuilds under construction that are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 21,844 and 24,870 for the three and six months ended June 30, 2024, respectively, and 36,668 and 42,745 for the three and six months ended June 30, 2023, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30,

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2024, there were 397,685 shares of restricted stock units and 174,417 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income allocated to:
Common Stockholders	$144,662	$153,659	$289,076	$326,124
Participating securities	61	103	137	271
	$144,723	$153,762	$289,213	$326,395

For the three and six months ended June 30, 2024 earnings per share calculations, there were 334,665 and 370,909 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2023 earnings per share calculations, there were 375,053 and 441,385 dilutive equity awards outstanding, respectively. Awards of 539,431 and 556,736 for the three and six months ended June 30, 2024, respectively, and 780,471 and 816,387 for the three and six months ended June 30, 2023, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and assets, net. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2024 and 2023 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended June 30, 2024:
Shipping revenues	$125,379	$132,030	$—	$257,409
Time charter equivalent revenues	120,856	130,992	—	251,848
Depreciation and amortization	19,986	16,531	—	36,517
Gain on disposal of vessels and other assets, net	—	(27,852)	—	(27,852)
Adjusted income from vessel operations	67,147	73,396	—	140,543
Adjusted total assets at June 30, 2024	1,487,055	979,423	—	2,466,478

Three months ended June 30, 2023:
Shipping revenues	$152,168	$140,035	$—	$292,203
Time charter equivalent revenues	148,913	139,422	—	288,335
Depreciation and amortization	19,318	13,101	26	32,445
Loss on disposal of vessels and other assets	25	1	—	26
Adjusted income/(loss) from vessel operations	96,520	83,743	(26)	180,237
Adjusted total assets at June 30, 2023	1,554,542	788,016	—	2,342,558

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Six months ended June 30, 2024:
Shipping revenues	$252,247	$279,563	$—	$531,810
Time charter equivalent revenues	244,818	277,958	—	522,776
Depreciation and amortization	40,035	30,635	—	70,670
Gain on disposal of vessels and other assets, net	(2)	(27,901)	—	(27,903)
Adjusted income from vessel operations	137,040	170,249	—	307,289
Expenditures for vessels and vessel improvements	412	202,463	—	202,875
Payments for drydocking	4,953	19,472	—	24,425

Six months ended June 30, 2023:
Shipping revenues	$284,579	$294,754	$—	$579,333
Time charter equivalent revenues	278,197	293,458	—	571,655
Depreciation and amortization	36,544	25,395	54	61,993
Loss/(gain) on disposal of vessels and other assets, net	25	(10,747)	—	(10,722)
Adjusted income/(loss) from vessel operations	181,061	185,433	(54)	366,440
Expenditures for vessels and vessel improvements	184,021	4,047	—	188,068
Payments for drydocking	3,187	15,805	—	18,992

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Time charter equivalent revenues	$251,848	$288,335	$522,776	$571,655
Add: Voyage expenses	5,561	3,868	9,034	7,678
Shipping revenues	$257,409	$292,203	$531,810	$579,333

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Total adjusted income from vessel operations of all segments	$140,543	$180,237	$307,289	$366,440
General and administrative expenses	(11,985)	(11,522)	(24,083)	(22,768)
Other operating expenses	(1,454)	—	(1,730)	—
Third-party debt modification fees	(168)	(13)	(168)	(420)
Gain/(loss) on disposal of vessels and other assets, net	27,852	(26)	27,903	10,722
Consolidated income from vessel operations	154,788	168,676	309,211	353,974
Other income	2,360	3,381	5,314	7,662
Interest expense	(12,425)	(17,914)	(25,312)	(34,861)
Income before income taxes	$144,723	$154,143	$289,213	$326,775

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2024	June 30, 2023
Adjusted total assets of all segments	$2,466,478	$2,342,558
Corporate unrestricted cash and cash equivalents	176,141	116,023
Short-term investments	—	120,000
Advance payment on debt	—	46,427
Other unallocated amounts	32,051	30,648
Consolidated total assets	$2,674,670	$2,655,656

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the six months ended June 30, 2024, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2023, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-sale or held-for-use impairment indicators existed for the Company’s vessels as of June 30, 2024.

Vessel Acquisitions and Construction Commitments

On February 23, 2024, the Company entered into agreements to acquire two 2014-built and four 2015-built MR Product Carriers for an aggregate consideration of approximately $232 million, payable 85% in cash and 15% in shares of common stock of the Company. All six vessels were delivered during the second quarter of 2024 and are Collateral Vessels under the $500 Million Revolving Credit Facility (see Note 8, “Debt”). In total, for the acquisition of the vessels, the Company paid $198.3 million in cash, including $1.1 million for initial stores on board and directly related third-party professional fees, and also issued 623,778 shares of its common stock to the sellers. Such shares had an aggregate value of $36.8 million based upon the closing market price of the Company’s stock on each of the vessel delivery dates.

An automatic shelf registration statement on Form S-3 was filed with the SEC on April 29, 2024 that, in connection with prospectus supplements filed during the second quarter of 2024, registered the aggregate 623,778 shares that were issued in conjunction with these vessel acquisitions and facilitated the seller’s ability to offer and sell or otherwise dispose of the shares of common stock issued to them under this transaction.

In March 2024 the Company exercised options to build two additional dual-fuel ready LNG 73,600 dwt LR1s at the same shipyard from which its other four newbuild LR1s were ordered. The six LR1s are expected to be delivered beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of June 30, 2024 was $347.1 million, which will be paid for through a combination of long-term financing and available liquidity.

Disposal/Sales of Vessels

On April 26, 2024 and June 25, 2024, the Company delivered one 2009-built and one 2008-built MR to their buyers, respectively, and recognized an aggregate gain of $27.9 million.

On May 10, 2024, the Company entered into a memorandum of agreement for the sale of a 2008-built MR Product Carrier for net proceeds of approximately $24.5 million after fees and commissions. The vessel was subsequently delivered to the buyer in July 2024 and the Company recognized a gain on the sale.

During the six months ended June 30, 2023, the Company delivered a 2008-built MR to its buyer and recognized a gain of $10.9 million.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of June 30, 2024, all of the seven commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of June 30, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$33,238

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$33,238

In addition, as of June 30, 2024, the Company had approximately $212.9 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2024.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023	Fair Value Level
Cash and cash equivalents	$176,141	$126,760	Level 1
Short-term investments (1)	—	60,000	Level 1
$500 Million Revolving Credit Facility(2)	(144,581)	(113,598)	Level 2
ING Credit Facility (2)	—	(20,833)	Level 2
Ocean Yield Lease Financing (2)	(297,347)	(311,907)	Level 2
BoComm Lease Financing (3)	(208,954)	(210,186)	Level 2
Toshin Lease Financing (3)	(13,138)	(13,566)	Level 2
Hyuga Lease Financing (3)	(13,190)	(13,643)	Level 2
Kaiyo Lease Financing (3)	(11,888)	(12,419)	Level 2
Kaisha Lease Financing (3)	(11,995)	(12,519)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At June 30, 2024, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $283.0 million as of June 30, 2024, covering for accounting purposes, the $144.6 million principal balance outstanding under the $500 Million Revolving Credit Facility and $138.4 million outstanding under the Ocean Yield Lease Financing. Also, as of June 30, 2024, approximately $0.3 million in net gains from previously terminated interest rate swaps are expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
June 30, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$4,532	$1,888	$784
Total	$4,532	$1,888	$784

December 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,081	$1,153	$961
Total	$5,081	$1,153	$961

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$1,053	$5,848	$4,150	$4,393
Total other comprehensive income	$1,053	$5,848	$4,150	$4,393

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,895)	$(2,204)	$(3,965)	$(3,985)

Discontinued hedging instruments:
Interest rate swap	(256)	(563)	(610)	(1,165)

Total interest expense	$(2,151)	$(2,767)	$(4,575)	$(5,150)

See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	June 30, 2024	December 31, 2023	Fair Value Level
Derivative Assets (interest rate swaps)	$7,204	$7,195	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $3,124	$—	$110,474
$500 Million Revolving Credit Facility, due 2030	144,581	—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $295	—	20,538
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,401 and $2,656	294,945	309,250
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,802 and $4,166	223,104	229,583
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $272 and $302	13,213	13,903
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $238 and $265	13,099	13,786
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $200 and $227	11,801	12,518
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $210 and $238	11,909	12,624
	712,652	722,676
Less current portion	(49,598)	(127,447)
Long-term portion	$663,054	$595,229

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

Immediately prior to the closing of the second amendment, the $750 Million Facility, had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million. The amended agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures on January 31, 2030. That maturity date is subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $500 Million Revolving Credit Facility is secured by a first lien on certain of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Under the terms of the $500 Million Revolving Credit Facility capacity is reduced on a quarterly basis by approximately $12.8 million, based on a 20-year age-adjusted profile of the Collateral Vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, $94.6 million was drawn on the $500 Million Revolving Credit Facility. On June 24, 2024, an additional $50 million was drawn. An aggregate of $144.6 million was outstanding as of June 30, 2024, leaving an undrawn revolver capacity of $355.4 million on this facility.

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

On July 24, 2024, the Company repaid $30 million of the amount outstanding under the $500 Million Revolving Credit Facility upon receipt of the sale proceeds of the 2008-built MR that was delivered to its buyer in July 2024 (See Note 5, “Vessels”).

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of June 30, 2024.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2024 was $12.4 million and $25.2 million, respectively, and for the three and six months ended June 30, 2023 was $18.2 million and $36.5 million, respectively. Interest paid for the Company’s debt facilities for the three and six months ended June 30, 2024 was $11.1

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million and $23.2 million, respectively, and for the three and six months ended June 30, 2023 was $16.9 million and $36.0 million, respectively. Interest paid for the three and six months ended June 30, 2023 also included $0.7 million and $2.0 million, respectively, of the pre-delivery interest expense paid for the three dual-fuel LNG VLCC newbuilds.

Note 9 — Taxes:

As of June 30, 2024, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2024 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2024.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three and six months ended June 30, 2024 and 2023.

Additionally, a number of countries, including some in which certain of the Company’s subsidiaries are domiciled, have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's (“OECD”) international tax framework, including the Pillar Two Model Rules. These model rules call for a minimum global tax of 15% on large multinational enterprises with possible application from January 1, 2024 or later, depending on implementation by the individual countries in which the Company is domiciled. As currently enacted, the Pillar Two Model Rules have no impact on the Company’s consolidated financial statements in 2024, however, the Company is monitoring these developments and evaluating the necessary steps it can take to minimize the impact, if any, to the Company’s consolidated financial statements and operations going forward.

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

In June 2024, the Company awarded a total of 20,198 restricted common stock shares to its non-employee directors. The weighted average fair market value of INSW’s stock on the measurement date of such awards was $57.17 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 13, 2025, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management Compensation

Stock Options

There were no stock options granted during the three and six months ended June 30, 2024 and 2023. A total of 65,179 and 12,940 stock options were exercised during the six months ended June 30, 2024 and 2023, respectively, by certain senior officers and employees of the Company at an average exercise price of $21.74 and $22.54 per share, respectively. After withholdings for taxes and costs, the Company issued a total of 18,765 and 3,319 shares, during the six months ended June 30, 2024 and 2023, respectively, in conjunction with these exercises.

Restricted Stock Units

During the six months ended June 30, 2024, the Company granted 82,076 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $52.99 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 48,078 of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date and 33,998 of the RSUs awarded will cliff vest on October 24, 2025.

During the six months ended June 30, 2024, the Company also granted 48,080 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2027. The weighted average grant date fair value of the awards with performance conditions was determined to be $52.57 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $41.08 per RSU.

Dividends

During 2024, the Company’s Board of Directors have declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Thousands)
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64,665
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86,930

On August 6, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.38 per share of common stock. Both dividends will be paid on September 25, 2024 to stockholders of record as of September 11, 2024.

Share Repurchases

No shares were acquired under the Company’s stock repurchase program during the three and six months ended June 30, 2024.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended June 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 56,068 and 158,591 shares of common stock during the three and six months ended June 30, 2024, respectively, at an average cost of $54.30 and $53.42, respectively, per share (based on the closing market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 62,045 and 121,337 shares of common stock during the three and six months ended June 30, 2023, respectively, at an average cost of $38.52 and $46.65, respectively, per share.

Shares issued relating to Vessel Acquisitions

Refer to Note 5, “Vessels” for further details.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Unrealized gains on derivative instruments	$8,924	$9,349
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(10,340)	(10,412)
	$(1,416)	$(1,063)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and six months ended June 30, 2024 and 2023 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2024	$10,022	$(10,322)	$(300)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	1,053	(18)	1,035
Amounts reclassified from accumulated other comprehensive loss	(2,151)	—	(2,151)
Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)

Balance as of March 31, 2023	$13,074	(10,172)	2,902
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	5,848	(228)	5,620
Amounts reclassified from accumulated other comprehensive income	(2,767)	—	(2,767)
Balance as of June 30, 2023	$16,155	$(10,400)	$5,755

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2023	$9,349	$(10,412)	$(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	4,150	72	4,222
Amounts reclassified from accumulated other comprehensive loss	(4,575)	—	(4,575)
Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)

Balance as of December 31, 2022	$16,912	(9,948)	$6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	4,393	(452)	3,941
Amounts reclassified from accumulated other comprehensive income	(5,150)	—	(5,150)
Balance as of June 30, 2023	$16,155	$(10,400)	$5,755

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	(1,895)	(2,204)	(3,965)	(3,985)	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(256)	(563)	(610)	(1,165)	Interest expense
Total before and net of tax	$(2,151)	$(2,767)	$(4,575)	$(5,150)

At June 30, 2024, the Company expects that it will reclassify $4.8 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of June 30, 2024, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs (including three vessels that are scheduled to commence their time charters upon delivery to charterers during the third quarter of 2024), with expiry dates ranging from August 2024 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2024 and 2023:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2024:
Revenues from leases
Pool revenues	$89,259	$118,422	$207,681
Time charter revenues	19,892	11,247	31,139
Voyage charter revenues from non-variable lease payments	1,077	2,361	3,438
Revenues from services
Voyage charter revenues from lightering services	15,151	—	15,151
Total shipping revenues	$125,379	$132,030	$257,409

Three months ended June 30, 2023:
Revenues from leases
Pool revenues	$119,639	$127,952	$247,591
Time charter revenues	18,570	7,542	26,112
Voyage charter revenues from non-variable lease payments	1,417	4,541	5,958
Voyage charter revenues from variable lease payments	66	—	66
Revenues from services
Voyage charter revenues from lightering services	12,476	—	12,476
Total shipping revenues	$152,168	$140,035	$292,203

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2024:
Revenues from leases
Pool revenues	$179,306	$254,657	$433,963
Time and bareboat charter revenues	40,696	21,492	62,188
Voyage charter revenues from non-variable lease payments	2,025	3,414	5,439
Revenues from services
Voyage charter revenues from lightering services	30,220	—	30,220
Total shipping revenues	$252,247	$279,563	$531,810

Six months ended June 30, 2023:
Revenues from leases
Pool revenues	$228,438	$278,731	$507,169
Time and bareboat charter revenues	28,256	11,006	39,262
Voyage charter revenues from non-variable lease payments	3,655	4,867	8,522
Voyage charter revenues from variable lease payments	66	150	216
Revenues from services
Voyage charter revenues from lightering services	24,164	—	24,164
Total shipping revenues	$284,579	$294,754	$579,333

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2024	$6,512	$1,029	$—
Closing balance as of June 30, 2024	5,657	871	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2024 and 2023, respectively.

Costs to Obtain or Fulfill a Contract

As of June 30, 2024, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Shipping companies will have to surrender EU ETS emissions allowances (“EUA”) for each ton of reported CO2 emissions in the scope of the EU ETS. There is a phase-in period for the regulations, as allowances will have to be submitted for 40% of 2024 emissions, 70% of 2025 emissions and 100% of emissions for 2026 and subsequent years. Beginning in 2026, the scope of the EU ETS will also be expanded to include Methane (“CH4”) and Nitrous oxide (“N2O”).

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

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of June 30, 2024. EUAs relating to 2024 emissions are required to be surrendered to the EU authorities in September 2025.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Pool revenues	$1,657	$—	$2,045	$—
Time charter revenues	359	—	490	—
Total shipping revenues	$2,016	$—	$2,535	$—

Voyage expenses	$2,016	$—	$2,535	$—

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $2.5 million as of June 30, 2024 and is included in other receivables and other liabilities, respectively, in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three and six months ended June 30, 2024 and 2023 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost
Vessel assets
Charter hire expenses	$2,367	$678	$4,734	$1,745

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	16	—	731
Interest on lease liabilities	—	3	—	124

Office and other space
General and administrative	226	228	452	456
Voyage expenses	45	45	90	90

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,133	5,154	2,498	9,423
Total lease cost	$3,771	$6,124	$7,774	$12,569
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.4 million and $2.1 million for the three and six months ended June 30, 2024, respectively, compared with $1.6 million and $1.7 million for the three and six months ended June 30, 2023, respectively, including both lease and non-lease components.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,361	$1,685
Finance cash flows used for finance leases	—	42,284

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$14,778	$20,391

Current portion of operating lease liabilities	$(10,017)	$(10,223)
Long-term operating lease liabilities	(6,958)	(11,631)
Total operating and finance lease liabilities	$(16,975)	$(21,854)

Weighted average remaining lease term - operating leases	4.62 years	4.42 years
Weighted average discount rate - operating leases	5.70%	5.90%

1. Charters-in of vessel assets:

As of June 30, 2024, the Company has a commitment to time charter-in one LR1 through to June 2025. The minimum lease liabilities and related number of operating days under this operating lease as of June 30, 2024 are as follows:

(Dollars in thousands)	Amount	Operating Days
2024	$4,855	184
2025	4,301	163
Total lease payments (lease component only)	9,156	347
less imputed interest	(268)
Total operating lease liabilities	$8,888

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of June 30, 2024 are as follows:

(Dollars in thousands)	Amount
2024	$635
2025	1,093
2026	1,113
2027	1,077
2028	1,077
Thereafter	4,754
Total lease payments	9,749
less imputed interest	(1,662)
Total operating lease liabilities	$8,087

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs, and the related revenue days as of June 30, 2024 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2024	$69,819	2,560
2025	114,169	4,112
2026	79,611	2,699
2027	39,433	1,259
2028	34,038	1,098
Thereafter	41,013	1,323
Future minimum revenues	$378,082	13,051

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

Note 14 — Other Operating Expenses

Other operating expenses consist of the following expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Provisions for settlement of multi-employer pension plan obligations	$975	$—	$975	$—
Legal and consulting fees associated with settlement of pension plan obligations	479	—	755	—
Total other operating expenses	$1,454	$—	$1,730	$—

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 15, “Pension and Other Postretirement Benefit Plans,” for additional information on the planned settlement of the Company’s defined benefit pension plan obligations.

Note 15 – Pension and Other Postretirement Benefit Plans

As of June 30, 2024, the Company was in the process of settling its obligations under the defined benefit pension schemes in which the Company is involved, including securing the benefits under the OSG Ship Management (UK) Ltd. Retirement Benefits Plan with an insurance company.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The Trustees of the MNOPF have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF. On July 11, 2024, the Company and the Trustees of the MNOPF entered into an agreement pursuant to which the Company agreed to pay $0.1 million and the Trustees of the MNOPF agreed not to seek any future contributions from the Company.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Based on a High Court ruling in 2015, the Trustees of the MNRPF levied assessments to recover the significant deficit in the plan from participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. The Company expects to enter into an agreement with the Trustees of the MNRPF to release the Company from any future obligation to fund deficits in the plan in exchange for a payment, which is estimated to approximate $0.9 million. The agreement is expected to be finalized and paid in full by the end of the third quarter of 2024.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2024 we derived 52% and 53%, respectively, of our TCE revenues from our Product Carriers segment compared with 48% and 51% for the three and six months ended June 30, 2023, respectively. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2024 and 2023 periods.

As of June 30, 2024, the Company’s operating fleet consisted of 77 wholly-owned or lease financed and time chartered-in vessels aggregating 9.0 million deadweight tons (“dwt”). In addition to our operating fleet of 77 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 83 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

INTERNATIONAL SEAWAYS, INC.

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 88% and 89% of our total TCE revenues in the spot market for the three and six months ended June 30, 2024, respectively, compared with 91% and 93% for the three and six months ended June 30, 2023, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs, as of June 30, 2024 are as follows:

(Dollars in millions)	Amount(1)
2024	$69.8
2025	114.2
2026	79.6
2027	39.4
2028	34.0
Thereafter	41.0
Future minimum revenues	$378.1

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Estimated Redelivery Year						
Vessel Class	Year Built	Total Future Minimum Charter Revenue *(Dollars in millions)*	2024	2025	2026	2027	2028	2029	2030
SUEZMAX	2016	$1.4							
SUEZMAX	2012	$5.8							
MR	2008	$5.0							
MR	2008	$5.2							
MR	2008	$12.2							
MR	2009	$14.3							
MR	2009	$14.5							
MR	2011	$14.3							
AFRAMAX	2017	$28.2							
MR	2009	$21.8							
MR	2009	$21.8							
LR2	2014	$39.6							
VLCC	2023	$63.5							
VLCC	2023	$64.6							
VLCC	2023	$65.9

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2024 at 102.9 million barrels per day (“b/d”), up 0.7% from the same quarter in 2023. The estimate for global oil consumption for 2024 is 103.1 million b/d, an increase of 1.0% over the 2023 estimate of 102.1 million b/d. OECD demand in 2024 is estimated to decrease 0.2% to 45.6 million b/d, while non-OECD demand is estimated to increase by 2.0% to 57.5 million b/d.

Global oil production in the second quarter of 2024 was 102.2 million b/d, a decrease of 0.3 million b/d from the second quarter of 2023. OPEC crude oil production averaged 26.6 million b/d in the second quarter of 2024, the same level as the first quarter of 2024, and a decrease of 1.7 million b/d from the second quarter of 2023. Non-OPEC production increased by 1.4 million b/d to 70.1 million b/d in the second quarter of 2024 compared with the second quarter of 2023. Oil production in the U.S. in the second quarter of 2024 increased by 5.5% to 13.3 million b/d compared to the first quarter of 2024 and by 4.7% from the second quarter of 2023.

U.S. refinery throughput increased by 0.5 million b/d to 16.4 million b/d in the second quarter of 2024 compared with the first quarter of 2024. U.S. crude oil imports in the second quarter of 2024 increased by 0.4 million b/d to 6.6 million b/d compared with the second quarter of 2023, with imports from OPEC countries remaining flat and imports from non-OPEC countries increasing by 0.4 million b/d.

China’s crude oil imports decreased in June 2024 to 11.3 million b/d, a drop of 11% year-over-year, and first half 2024 crude oil imports were at 11.1 million b/d, down 2.3% year-over-year.

Total OECD commercial inventories ended the second quarter of 2024 down 1.9% or 27 million barrels of crude, and up 1.8% or 26 million barrels of products, respectively, compared with the second quarter of 2023.

During the second quarter of 2024, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 0.9 million dwt as the crude fleet increased by 0.5 million dwt, all in the Aframax fleet. The product carrier fleet increased by 0.4 million dwt, all in the MR fleet. Year-over-year, the size of the tanker fleet increased by 6.8 million dwt with the VLCCs, Suezmaxes, Aframaxes, and MRs increasing by 1.5 million dwt, 0.2 million dwt, 3.1 million dwt, and 2.1 million dwt, respectively. The LR1/Panamax fleet remained unchanged.

During the second quarter of 2024, the tanker orderbook increased by 8.4 million dwt overall compared with the first quarter of 2024. The crude tanker orderbook increased by 5.3 million dwt. The VLCC orderbook increased by 3.4 million dwt, while the Suezmax and Aframax orderbooks increased by 0.5 million dwt and 1.5 million dwt, respectively. The product carrier orderbook increased by 3.1 million dwt, with increases in the LR1 and MR sectors of 0.9 million dwt and 2.2 million dwt respectively. Year-over-year, the total tanker orderbook increased by 38.4 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, Panamaxes and LR1s of 15.3 million dwt, 8.2 million dwt, 5.9 million dwt, 2.7 million dwt and 6.4 million dwt, respectively.

Crude tanker rates remained strong in the second quarter of 2024, although VLCC rates were weaker than in the first quarter of 2024, a weakness that is persisting into the third quarter of 2024, on the back of reduced Chinese crude oil imports. Even so, current rates remain significantly over 10-year average rates and cash breakeven levels, reflecting the continuing impact of the disruptions in trade flows on tanker demand. Clean product tanker rates remained strong during the second quarter of 2024, and that strength continues into the third quarter of 2024.

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

Results from Vessel Operations:

During the second quarter of 2024, income from vessel operations decreased by $13.9 million to $154.8 million from $168.7 million in the second quarter of 2023. Such decrease resulted principally from a quarter-over-quarter decrease in TCE revenues and increased depreciation and amortization in the current quarter, partially offset by $27.9 million in gains on the sale of two vessels recognized in the current quarter.

TCE revenues in the second quarter of 2024 decreased by $36.5 million, or 13%, to $251.8 million from $288.3 million in the second quarter of 2023. This decrease reflects (i) an aggregate $33.5 million rates-based decline resulting from lower average daily rates earned in each of INSW’s Crude tanker fleet sectors and the LR1 fleet, (ii) a $17.2 million days-based decline in the LR1 fleet due to a smaller time chartered-in portfolio and 131 more off-hire days during the current quarter, (iii) a $4.4 million days-based decrease due to increased Aframax off-hire days in the current period, partially offset by (iv) a $17.4 million aggregate rates-based increase in the MR and LR2 sectors, and (v) a $2.4 million increase attributable to the Company’s Lightering business.

During the first half of 2024, income from vessel operations decreased by $44.8 million to $309.2 million from $354.0 million in the first half of 2023. Such decrease resulted principally from a $48.9 million decrease in TCE revenues and increased depreciation and amortization and vessel expenses in the current period, partially offset by larger gains on the sale of vessels recognized in the first half of 2024.

The decrease in TCE revenues in the first half of 2024 of $48.9 million, or 9%, to $522.8 million from $571.7 million in the first half of 2023 reflects a $32.1 million days-based decline in the LR1 sector, which was driven by factors similar to those discussed above for the quarter-over-quarter period, and a net rates-based decrease of $23.9 million resulting from lower average daily rates in the Crude tanker and LR1 fleets, partially offset by strengthened rates in the MR and LR2 sectors.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2024	2023	2024	2023
TCE revenues	$120,856	$148,913	$244,818	$278,197
Vessel expenses	(29,915)	(29,015)	(60,426)	(54,042)
Charter hire expenses	(3,808)	(4,060)	(7,317)	(6,550)
Depreciation and amortization	(19,986)	(19,318)	(40,035)	(36,544)
Adjusted income from vessel operations (a)	$67,147	$96,520	$137,040	$181,061
Average daily TCE rate	$46,698	$56,750	$46,846	$55,628
Average number of owned vessels (b)	21.0	20.0	21.0	19.0
Average number of vessels chartered-in	9.3	9.5	9.2	9.4
Number of revenue days (c)	2,588	2,624	5,226	5,001
Number of ship-operating days: (d)
Owned vessels	1,911	1,816	3,822	3,438
Vessels bareboat chartered-in under leases (e)	819	846	1,638	1,679
Vessels spot chartered-in under leases (f)	23	16	30	16
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented. Between March and July 2023 the Company purchased the three remaining Aframaxes that it had been bareboat chartering-in under the purchase options contained in such charters, and accordingly, such vessels are not included in this category for the 2024 periods.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $794 and $690 per day for the three months ended June 30, 2024 and 2023, respectively, and $1,016 and $977 per day for the six months ended June 30, 2024 and 2023, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$46,350	$37,339	$52,307	$43,056
Revenue days	828	273	781	294
Suezmax:
Average rate	$45,045	$31,044	$61,267	$30,990
Revenue days	1,001	182	988	181
Aframax:
Average rate	$31,450	$38,500	$53,482	$—
Revenue days	190	91	364	—

Six Months Ended June 30,
VLCC:
Average rate	$45,526	$39,128	$49,342	$44,452
Revenue days	1,691	546	1,561	406
Suezmax:
Average rate	$44,856	$31,016	$59,723	$31,163
Revenue days	1,999	365	1,984	312
Aframax(1):
Average rate	$36,551	$38,500	$52,184	$—
Revenue days	412	182	694	—
(1)	During the six months ended June 30, 2023, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Dakota Tankers’ Aframax Pool. Such transitional voyage is excluded from the table above.

During the second quarter of 2024, TCE revenues for the Crude Tankers segment decreased by $28.1 million, or 19%, to $120.9 million from $148.9 million in the second quarter of 2023. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $28.1 million due to lower average daily blended rates in these sectors and (ii) a $4.4 million days-based decline in the Aframax fleet, which reflected 83 more off-hire days in the current quarter. These decreases were offset by (iii) a $2.4 million increase in the Crude Tankers Lightering business, and (iv) a $1.3 million days-based increase in the VLCC fleet, which reflected the delivery of two of the three dual-fuel LNG VLCC newbuilds between April 2023 and May 2023, partially offset by 42 more off-hire days in the current quarter.

Vessel expenses increased by $0.9 million to $29.9 million in the second quarter of 2024 from $29.0 million in the second quarter of 2023. Such increase principally reflects the impact of the VLCC newbuild deliveries described above. Charter hire expenses decreased by $0.3 million quarter-over-quarter due to decreased charter hire expense in the Crude Tankers Lightering business, which primarily reflects fewer on-hire days for chartered-in workboats and lower average daily rates for chartered-in Aframaxes used for full-service lighterings. Depreciation and amortization increased by $0.7 million to $20.0 million in the current quarter from $19.3 million in the second quarter of 2023 principally as a result of the commencement of depreciation on the Company’s dual-fuel LNG VLCC newbuilds.

INTERNATIONAL SEAWAYS, INC.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $7.2 million for the second quarter of 2024 compared with $5.2 million for the second quarter of 2023. The increase reflects increased activity levels period-over-period, with 134 service support only lighterings and three full-service lightering jobs being performed during the three months ended June 30, 2024 compared to 103 service support only lighterings and one full-service job during the three months ended June 30, 2023.

During the first six months of 2024, TCE revenues for the Crude Tankers segment decreased by $33.4 million, or 12%, to $244.8 million from $278.2 million in the first six months of 2023. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $49.2 million due to lower average daily blended rates in these sectors and (ii) a $6.5 million days-based decline in the Aframax fleet, which reflected 132 more off-hire days in the current period. These decreases were offset by (iii) a $12.9 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023, partially offset by 56 more off-hire days in the current period, (iv) a $5.7 million increase in the Crude Tankers Lightering business, and (v) a $3.7 million days-based increase in the Suezmax sector resulting from 55 fewer off-hire days in the current period.

Vessel expenses increased by $6.4 million to $60.4 million in the first half of 2024 from $54.0 million in the first half of 2023. Such increase principally reflects the impact of the VLCC newbuild deliveries described above and increased repair costs. Charter hire expenses increased by $0.8 million in the current year’s period due to increased charter hire expense in the Crude Tankers Lightering business, which primarily reflects incremental chartered-in Aframax days for full-service jobs and an increased daily rate on one of the workboats being chartered-in. Depreciation and amortization increased by $3.5 million to $40.0 million in the six months ended June 30, 2024 from $36.5 million in the prior year’s comparable period principally as a result of the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $15.0 million for the first half of 2024 compared to $11.1 million for the first half of 2023. The increase reflects increased activity levels period-over-period, with 262 service support only lighterings and three full-service lightering jobs being completed during the first half of 2024 compared with 225 service support only lighterings and one full-service job during the first half of 2023.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2024	2023	2024	2023
TCE revenues	$130,992	$139,422	$277,958	$293,458
Vessel expenses	(37,925)	(36,136)	(70,795)	(69,878)
Charter hire expenses	(3,140)	(6,442)	(6,279)	(12,752)
Depreciation and amortization	(16,531)	(13,101)	(30,635)	(25,395)
Adjusted income from vessel operations	$73,396	$83,743	$170,249	$185,433
Average daily TCE rate	$34,857	$33,507	$37,310	$35,597
Average number of owned vessels	40.6	39.0	39.3	39.4
Average number of vessels chartered-in	5.0	7.6	5.0	7.7
Number of revenue days	3,758	4,161	7,450	8,244
Number of ship-operating days:
Owned vessels	3,696	3,549	7,154	7,131
Vessels bareboat chartered-in under leases (a)	364	455	728	905
Vessels time chartered-in under leases	91	234	182	497
(a)	Represents MRs that secured lease financing arrangements during the 2024 periods and an LR2 and MRs that secured lease financing arrangements during the 2023 periods.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three and six months ended June 30, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $900 and $802 per day for the three months ended June 30, 2024 and 2023, respectively, and $899 and $794 per day for the six months ended June 30, 2024 and 2023, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2(1):
Average rate	$55,485	$—	$25,594	$17,829
Revenue days	58	—	41	50
LR1(2):
Average rate	$53,066	$—	$63,608	$—
Revenue days	506	—	780	—
MR(3)(4):
Average rate	$35,007	$21,553	$28,331	$20,819
Revenue days	2,597	508	2,954	309

Six Months Ended June 30,
LR2(1):
Average rate	$52,757	$—	$25,594	$18,588
Revenue days	149	—	41	140
LR1(2):
Average rate	$60,083	$—	$67,271	$—
Revenue days	1,077	—	1,580	—
MR(3)(4):
Average rate	$36,473	$21,621	$29,934	$20,283
Revenue days	5,143	973	6,041	399
(1)	During the three and six months ended June 30, 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the expiry of its time charter and prior to joining the Hafnia LR2 Pool.
(2)	In order to take advantage of market conditions and optimize economic performance, during the 2024 and 2023 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the six months ended June 30, 2024, one LR1 was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Panamax International pool. Such transitional voyage is excluded from the table above.
(3)	During the three and six months ended June 30, 2023, one MR was employed on a transitional voyage in the spot market outside of its ordinary course operations in Norden’s MR Pool due to a change in technical management. Such transitional voyage is excluded from the table above.
(4)	During the three and six months ended June 30, 2024, three MRs that were acquired by the Company in the second quarter of 2024 were employed on transitional voyages in the spot market prior to delivering to the CPTA Pool to commence their ordinary course operations. Such transitional voyages are excluded from the table above.

During the second quarter of 2024, TCE revenues for the Product Carriers segment decreased by $8.4 million, or 6%, to $131.0 million from $139.4 million in the second quarter of 2023. The reduction in TCE revenues was primarily as a result of (i) a $17.2 million days-based decrease in the LR1 fleet sector which reflects the impacts of a 143-day net decrease in time-chartered in days and an increase of 131 off-hire days in the current period, (ii) a $5.4 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current quarter, and (iii) a $2.6 million days-based decline in the MR sector, which reflects 153 more off-hire

INTERNATIONAL SEAWAYS, INC.

days in the current period, partially offset by a 56-day increase in owned vessel days. The increase in owned vessel days resulted from the Company’s acquisition of six MRs between April 2024 and May 2024, partially offset by the sales of four MRs between October 2023 and June 2024. Partially offsetting the TCE revenue decreases described above was (iv) a $17.4 million aggregate rates-based increase in the MR and LR2 sectors due to higher average daily blended rates earned in the current quarter.

Vessel expenses increased by $1.8 million to $37.9 million in the second quarter of 2024 from $36.1 million in the second quarter of 2023. Such increase principally reflects higher drydock deviation costs in the LR1 sector. Charter hire expenses decreased by $3.3 million to $3.1 million in the current quarter from $6.4 million in the second quarter of 2023, primarily as a result of the quarter-over-quarter decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $3.4 million to $16.5 million in the current quarter from $13.1 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization and the MR purchases and sales referenced above, as the acquired vessels have larger depreciable cost bases than the vessels that were sold.

During the first half of 2024, TCE revenues for the Product Carriers segment decreased by $15.5 million, or 5%, to $278.0 million from $293.5 million in the first half of 2023. The reduction in TCE revenues was primarily as a result of (i) a $32.1 million days-based decrease in the LR1 fleet sector which reflects the impacts of a 315-day net decrease in time-chartered in days and an increase of 174 off-hire days in the current year’s period, (ii) a $8.6 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current period, and (iii) a $7.9 million days-based decline in the MR sector, which reflects 161 fewer owned vessel days and 117 more off-hire days in the current period. The decrease in owned vessel days reflects the sale of five MRs between March 2023 and June 2024, partially offset by the six MR acquisitions during the second quarter of 2024 described above. Partially offsetting the TCE revenue decreases described above was (iv) a $33.8 million aggregate rates-based increase in the MR and LR2 sectors due to higher average daily blended rates earned in the current period.

Vessel expenses increased by $0.9 million to $70.8 million in the first six months of 2024 from $69.9 million in the first six months of 2023. Such increase principally reflects higher LR1 drydock deviation cost, offset by the impacts of the reduction in owned MR days noted above. Charter hire expenses decreased by $6.5 million to $6.3 million in the current period from $12.8 million in the first half of 2023, primarily as a result of the period-over-period decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $5.2 million to $30.6 million in the first six months of 2024 from $25.4 million in the prior year’s period. The drivers of the increase were consistent with those which drove the quarter-over-quarter increase described above.

General and Administrative Expenses

During the second quarter of 2024, general and administrative expenses increased by $0.5 million to $12.0 million from $11.5 million in the second quarter of 2023. The primary driver for such increase was higher compensation and benefits costs of $0.3 million.

For the six months ended June 30, 2024, general and administrative expenses increased by $1.3 million to $24.1 million from $22.8 million for the same period in 2023. The increase reflects higher legal fees of $0.5 million, principally incurred in connection with a commercial dispute. See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information. The remainder of the increase principally relates to increased compensation and benefits costs of $0.4 million and a non-cash increase in the current period provision for expected credit losses of $0.2 million.

Other Operating Expenses

See Note 14, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income was $2.4 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared with $3.4 million and $7.7 million of other income for the three and six months ended June 30, 2023. Other income for the current 2024 periods includes $2.3 million and $5.3 million, respectively, of interest income earned on invested cash, compared to $3.5 million and $7.6

INTERNATIONAL SEAWAYS, INC.

million of interest income earned for the three and six months ended June 30, 2023, respectively. The decrease reflects the impact of a lower average balance of invested cash during the three and six months ended June 30, 2024, attributable to the significant deleveraging initiatives completed during 2023.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest before items shown below	$14,610	$21,007	$29,935	$41,749
Interest cost on defined benefit pension obligation	180	215	385	545
Impact of interest rate hedge derivatives	(2,151)	(2,767)	(4,575)	(5,151)
Capitalized interest	(214)	(541)	(433)	(2,282)
Interest expense	$12,425	$17,914	$25,312	$34,861

Interest expense decreased in the 2024 periods compared to the corresponding 2023 periods as a result of (i) a reduction in the average outstanding principal balance under the $750 Million Term Loan Facility (which was amended and extended in April 2024), (ii) the repayment in full of the COSCO Lease financing in July 2023 and (iii) the repayment in full of the ING Credit Facility in April 2024, partially offset by post-delivery interest expense related to the BoComm Lease Financing. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2024 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2024.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2024. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$144,723	$153,762	$289,213	$326,395
Income tax provision	—	381	—	380
Interest expense	12,425	17,914	25,312	34,861
Depreciation and amortization	36,517	32,445	70,670	61,993
EBITDA	193,665	204,502	385,195	423,629
Third-party debt modification fees	168	13	168	420
Write-off of deferred financing costs	—	555	—	721
(Gain)/loss on disposal of vessels and other assets	(27,852)	26	(27,903)	(10,722)
Provision for settlement of multi-employer pension plan obligations	975	—	975	—
Adjusted EBITDA	$166,956	$205,096	$358,435	$414,048

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of June 30, 2024, we had total liquidity on a consolidated basis of $682.5 million comprised of $176.1 million of cash and $506.3 million of undrawn revolver capacity.

Working capital at June 30, 2024 and December 31, 2023 was $322.9 million and $269.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days and receivables. Current liabilities include current installments of long-term debt of $49.6 million and $127.4 million at June 30, 2024 and December 31, 2023, respectively.

The Company’s cash and cash equivalents increased by $49.4 million during the six months ended June 30, 2024. This increase principally reflects (i) $324.4 million of cash provided by operating activities, (ii) $60.0 million in net proceeds from maturities of short term time deposits, (iii) $48.0 million in net proceeds from the disposal of vessels and other assets, and (iv) a $50.0 million drawdown under the $500 Million Revolving Credit Facility. Such cash inflows were partially offset by:

●	$202.9 million in expenditures for vessels and other property, including the purchase of two 2014-built and four 2015-built MRs;
●	$151.6 million of cash dividends paid to shareholders;
●	$43.9 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements; and
●	$20.3 million of principal prepayment of the ING Credit Facility.

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

As of June 30, 2024, we had total debt outstanding (net of original issue discount and deferred financing costs) of $708.8 million and net debt to capital of 22.1%, compared with 23.8% at December 31, 2023.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities the Company executed so far during 2024 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

During 2024, the Company’s Board of Directors have declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64.7 million
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86.9 million

On August 6, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.38 per share of common stock. Both dividends will be paid on September 25, 2024 to stockholders of record as of September 11, 2024.

In continuation of our strategic fleet optimization program, in February 2024, we entered into agreements for the en bloc purchase of four 2015-built and two 2014-built MR Product Carriers for an aggregate purchase price of $232 million. Eighty-five percent of the purchase price consideration was funded from available liquidity and the balance of 15% with the issuance of common stock. All of the six vessels were delivered during the second quarter of 2024. An automatic shelf registration statement on Form S-3 was filed with the SEC on April 29, 2024 that, in connection with prospectus supplements filed during the second quarter of 2024, registered the aggregate 623,778 shares that were issued in conjunction with these vessel acquisitions and facilitated the seller’s ability to offer and sell or otherwise dispose of the shares of common stock issued to them under this transaction.

During the six months ended June 30, 2024, we entered into agreements for the sale of one 2009-built MR and two 2008-built MRs for aggregate net proceeds of approximately $72 million after fees and commissions. The 2009-built MR and one of the 2008-built MRs were delivered to the buyers during the second quarter of 2024 and the Company recognized total gains on the sales of approximately $27.9 million. The second 2008-built vessel was delivered to its buyer in July 2024.

INTERNATIONAL SEAWAYS, INC.

In March 2024 we also declared options to build two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard where our other four newbuild LR1s are currently under construction. The six LR1s are expected to be delivered beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million, which will be paid for through a combination of long-term financing and available liquidity.

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

Further building on our liquidity enhancing, deleveraging and financing diversification initiatives, we executed the following transactions:

●	On April 18, 2024, we prepaid the $20.3 million outstanding principal balance under the ING Credit Facility.

●	On April 26, 2024, we entered into an agreement to amend and extend our existing $750 Million Credit Facility, under which the Company had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million at March 31, 2024. The new agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures in January 2030. Under the terms of the $500 Million Revolving Credit Facility, capacity is reduced on a quarterly basis by approximately $12.8 million each quarter, based on a 20-year age-adjusted profile of the collateral vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, after $94.6 million was drawn on the new revolver, our overall undrawn revolver capacity increased by $148 million to $559.4 million. On June 24, 2024, an additional $50 million was drawn. An aggregate loan balance of $144.6 million was outstanding as of June 30, 2024, leaving an undrawn revolver capacity of $355.4 million on this facility.

●	On July 24, 2024, the Company repaid $30 million of the loan amount outstanding under the $500 Million Revolving Credit Facility upon receipt of the sale proceeds of the 2008-built MR that was delivered to its buyer in July 2024 as discussed above.

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

As of June 30, 2024, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, and the purchase and installation of three ballast water treatment systems and ten mewis ducts, and the final outstanding installment payments due for three ballast water treatment systems that were installed prior to June 30, 2024. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of June 30, 2024, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 35 unencumbered vessels (excluding the six LR1s under construction) as of June 30, 2024, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet

INTERNATIONAL SEAWAYS, INC.

position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Off-Balance Sheet Arrangements

Pursuant to an agreement between INSW and the trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), INSW guarantees the obligations of INSW Ship Management UK Ltd., a subsidiary of INSW, to make payments to the Scheme. The Company is in the process of settling its obligations under the Scheme and expects to make a $3.6 million payment to the Scheme before the end of the third quarter of 2024 to secure the benefits under the Scheme with an insurance company.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2024 follows:

						Beyond
(Dollars in thousands)	2024	2025	2026	2027	2028	2028	Total
$500 Million Revolving Credit Facility(1)	$4,722	$8,824	$10,183	$11,752	$11,504	$157,406	$204,391
$160 Million Revolving Credit Facility(2)	530	986	898	811	730	161	4,116
Ocean Yield Lease Financing - floating rate(3)	27,495	54,661	52,898	50,043	47,310	201,366	433,773
BoComm Lease Financing - fixed rate(4)	11,978	23,761	23,761	23,762	23,827	166,034	273,123
Toshin Lease Financing - fixed rate(4)	1,107	2,160	2,160	2,151	2,223	6,934	16,735
Hyuga Lease Financing - fixed rate(4)	1,322	2,232	2,232	2,232	2,160	6,416	16,594
Kaiyo Lease Financing - fixed rate(4)	1,125	2,250	2,410	2,214	2,214	4,341	14,554
Kaisha Lease Financing - fixed rate(4)	1,125	2,438	2,225	2,214	2,214	4,501	14,717
Operating lease obligations(5)
Time Charter-ins	6,348	5,624	—	—	—	—	11,972
Office and other space	635	1,093	1,113	1,077	1,077	4,754	9,749
Vessel and vessel betterment commitments(6)	25,582	142,623	182,400	—	—	—	350,605
Total	$81,969	$246,652	$280,280	$96,256	$93,259	$551,913	$1,350,329
(1)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations of floating rate debt estimated based on the applicable margin for the $500 Million Revolving Credit Facility of 1.85%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations, if any, of floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.975%.
(3)	Amounts shown include contractual interest obligations on $297.3 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $138.4 million of notional principal amount outstanding and the effective three-month SOFR rate as of June 30, 2024 of 5.33% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of June 30, 2024, the Company had charter-in commitments for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of three ballast water treatment systems and ten mewis duct systems, and the final outstanding installment payments due for three ballast water treatment systems that were installed prior to June 30, 2024, and the remaining commitment for the construction of six dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three and six months ended June 30, 2024 other than shares withheld to cover tax withholding liabilities relating to the exercise of stock options and the vesting of outstanding restricted stock units held by certain numbers of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

On May 10, 2024, Ms. Lois K. Zabrocky, the Company’s President and Chief Executive Officer and a director of the Company, entered a trading plan (the “Zabrocky Plan”) designed to satisfy the affirmative defenses of Rule 10b5-1 under the Exchange Act. The Zabrocky Plan provides for the sale of up to 24,000 shares of our Common Stock beginning on August 10, 2024, until August 29, 2025, or when all the shares have been publicly sold.

On May 10, 2024, Mr. William F. Nugent, the Company’s Senior Vice President and Chief Technical and Sustainability Officer, entered a trading plan (the “Nugent Plan”) designed to satisfy the affirmative defenses of Rule 10b5-1 under the Exchange Act. The Nugent Plan provides for the sale of up to 12,000 shares of our Common Stock beginning on August 30, 2024, until August 15, 2025, or when all the shares have been publicly sold.

Each of the Zabrocky Plan and the Nugent Plan were adopted in accordance with our insider trading plan policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

During the second quarter of 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

*10.1

Joinder Agreement dated May 23, 2024 by each of Jennings Tanker Corporation, Lafayette Tanker Corporation, Harrison Tanker Corporation, EB Tanker Corporation, and Crystal Tanker Corporation to the Credit Agreement dated as of May 22, 2022 (as amended by the First Amendment to the Credit Agreement, dated as of March 10, 2023, the Second Amendment to the Credit Agreement, dated as of April 26, 2024, and as further amended and/or restated, the “$500 Million Revolving Credit Facility”) among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator.

*10.2	Joinder Agreement dated June 7, 2024 by Albans Tanker Corporation to the $500 Million Revolving Credit Facility.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)The Exhibits which have not previously been filed or listed are marked with an asterisk (*).

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 7, 2024	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 7, 2024	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer