Form 10-Q
period 2024-09-30
International Seaways, Inc.
filed 2024-11-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 4, 2024: common stock, no par value, 49,192,838 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$103,309	$126,760
Short-term investments	50,000	60,000
Voyage receivables, net of allowance for credit losses of $190 and $191
including unbilled receivables of $185,262 and $237,298	191,093	247,165
Other receivables	15,682	14,303
Inventories	378	1,329
Prepaid expenses and other current assets	9,721	10,342
Current portion of derivative asset	2,087	5,081
Total Current Assets	372,270	464,980
Vessels and other property, less accumulated depreciation of $502,936 and $427,274	2,045,331	1,914,426
Vessels construction in progress	24,401	11,670
Deferred drydock expenditures, net	82,628	70,880
Operating lease right-of-use assets	12,295	20,391
Pool working capital deposits	33,794	31,748
Long-term derivative asset	214	1,153
Other assets	16,913	6,571
Total Assets	$2,587,846	$2,521,819

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,796	$57,904
Current portion of operating lease liabilities	7,673	10,223
Current installments of long-term debt	49,823	127,447
Total Current Liabilities	103,292	195,574
Long-term operating lease liabilities	6,773	11,631
Long-term debt	600,689	595,229
Other liabilities	2,462	2,628
Total Liabilities	713,216	805,062

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,192,838 and 48,925,562
shares issued and outstanding	1,501,503	1,490,986
Retained earnings	382,350	226,834
	1,883,853	1,717,820
Accumulated other comprehensive loss	(9,223)	(1,063)
Total Equity	1,874,630	1,716,757
Total Liabilities and Equity	$2,587,846	$2,521,819

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shipping Revenues:
Pool revenues, including $57,062, $72,877, $211,050 and $250,909
from companies accounted for by the equity method	$170,007	$194,465	$603,970	$701,634
Time charter revenues	36,842	27,587	99,030	66,849
Voyage charter revenues	18,341	19,656	54,000	52,558
	225,190	241,708	757,000	821,041

Operating Expenses:
Voyage expenses	5,503	5,756	14,537	13,434
Vessel expenses	71,269	64,596	202,490	188,516
Charter hire expenses	7,245	11,297	20,841	30,599
Depreciation and amortization	39,304	33,363	109,974	95,356
General and administrative	13,411	12,314	37,494	35,082
Other operating expenses	985	—	2,715	—
Third-party debt modification fees	—	148	168	568
(Gain)/loss on disposal of vessels and other assets, net	(13,499)	74	(41,402)	(10,648)
Total operating expenses	124,218	127,548	346,817	352,907
Income from vessel operations	100,972	114,160	410,183	468,134
Other income	3,211	646	8,525	8,308
Income before interest expense and income taxes	104,183	114,806	418,708	476,442
Interest expense	(12,496)	(16,817)	(37,808)	(51,678)
Income before income taxes	91,687	97,989	380,900	424,764
Income tax benefit/(provision)	1	(52)	1	(432)
Net income	$91,688	$97,937	$380,901	$424,332

Weighted Average Number of Common Shares Outstanding:
Basic	49,544,412	48,861,356	49,302,367	49,008,901
Diluted	49,881,317	49,275,022	49,677,238	49,442,825

Per Share Amounts:
Basic net income per share	$1.85	$2.00	$7.72	$8.65
Diluted net income per share	$1.84	$1.99	$7.66	$8.58

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$91,688	$97,937	$380,901	$424,332
Other comprehensive loss, net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	(4,277)	(968)	(4,702)	(1,725)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(467)	49	(457)	(11)
Net change in unrecognized actuarial losses	(3,063)	323	(3,001)	(69)
Other comprehensive loss, net of tax	(7,807)	(596)	(8,160)	(1,805)
Comprehensive income	$83,881	$97,341	$372,741	$422,527

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$380,901	$424,332
Items included in net income not affecting cash flows:
Depreciation and amortization	109,974	95,356
Amortization of debt discount and other deferred financing costs	3,093	4,491
Deferred financing costs write-off	—	1,952
Stock compensation	5,736	5,912
Equity in results of affiliated companies	(42)	20
Other – net	(519)	(2,140)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(41,402)	(10,648)
Loss on extinguishment of debt	—	1,323
Payments for drydocking	(43,855)	(27,622)
Insurance claims proceeds related to vessel operations	1,004	2,858
Changes in operating assets and liabilities:
Decrease in receivables	56,072	69,948
(Decrease)/increase in deferred revenue	(5,273)	911
Purchase of insurance contract in connection with settlement of pension plan obligations	(3,649)	—
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(8,524)	(3,774)
Net cash provided by operating activities	453,516	562,919
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(216,589)	(192,218)
Proceeds from disposal of vessels and other property, net	71,915	20,036
Expenditures for other property	(880)	(1,035)
Investments in short-term time deposits	(125,000)	(210,000)
Proceeds from maturities of short-term time deposits	135,000	215,000
Pool working capital deposits	(1,532)	(1,334)
Net cash used in investing activities	(137,086)	(169,551)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	50,000	50,000
Repayments on revolving credit facilities	(50,000)	—
Repayments of debt	(39,851)	(323,685)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	—	169,717
Payments on sale and leaseback financing and finance lease	(36,831)	(123,732)
Payments of deferred financing costs	(5,759)	(3,006)
Premium and fees on extinguishment of debt	—	(1,323)
Repurchase of common stock	(25,000)	(13,948)
Cash dividends paid	(225,385)	(247,001)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(7,055)	(5,158)
Net cash used in financing activities	(339,881)	(498,136)
Net decrease in cash and cash equivalents	(23,451)	(104,768)
Cash and cash equivalents at beginning of year	126,760	243,744
Cash and cash equivalents at end of period	$103,309	$138,976

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive
	Capital	Deficit)	Income/(loss)	Total
For the nine months ended
Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	380,901	—	380,901
Other comprehensive loss	—	—	(8,160)	(8,160)
Dividends declared	—	(225,385)	—	(225,385)
Forfeitures of vested restricted stock awards and exercised stock options	(7,055)	—	—	(7,055)
Compensation relating to restricted stock awards	811	—	—	811
Compensation relating to restricted stock units awards	4,826	—	—	4,826
Compensation relating to stock option awards	99	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Repurchase of common stock	(25,000)	—	—	(25,000)
Balance at September 30, 2024	$1,501,503	$382,350	$(9,223)	$1,874,630

Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$1,487,752
Net income	—	424,332	—	424,332
Other comprehensive loss	—	—	(1,805)	(1,805)
Dividends declared	—	(247,008)	—	(247,008)
Forfeitures of vested restricted stock awards and exercised stock options	(5,158)	—	—	(5,158)
Compensation relating to restricted stock awards	768	—	—	768
Compensation relating to restricted stock units awards	4,688	—	—	4,688
Compensation relating to stock option awards	456	—	—	456
Repurchase of common stock	(13,948)	—	—	(13,948)
Balance at September 30, 2023	$1,489,041	$155,877	$5,159	$1,650,077

For the three months ended
Balance at July 1, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436
Net income	—	91,688	—	91,688
Other comprehensive loss	—	—	(7,807)	(7,807)
Dividends declared	—	(73,790)	—	(73,790)
Compensation relating to restricted stock awards	291	—	—	291
Compensation relating to restricted stock units awards	1,812	—	—	1,812
Repurchase of common stock	(25,000)	—	—	(25,000)
Balance at September 30, 2024	$1,501,503	$382,350	$(9,223)	$1,874,630

Balance at July 1, 2023	$1,487,151	$127,368	$5,755	$1,620,274
Net income	—	97,937	—	97,937
Other comprehensive loss	—	—	(596)	(596)
Dividends declared		(69,428)	—	(69,428)
Forfeitures of vested restricted stock awards and exercised stock options	(149)	—	—	(149)
Compensation relating to restricted stock awards	277	—	—	277
Compensation relating to restricted stock units awards	1,645	—	—	1,645
Compensation relating to stock option awards	117	—	—	117
Balance at September 30, 2023	$1,489,041	$155,877	$5,159	$1,650,077

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of September 30, 2024, the Company’s operating fleet consisted of 76 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 82 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2023	$191
Reversal of expected credit losses	(1)
Balance at September 30, 2024	$190

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 97% and 95% of consolidated voyage receivables at September 30, 2024 and December 31, 2023, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $11.8 million and $4.5 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility (See Note 8, “Debt”) as of September 30, 2024 and December 31, 2023, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $6.8 million and $11.3 million as of September 30, 2024 and December 31, 2023, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $0.8 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2023, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction.

Interest capitalized during the three and nine months ended September 30, 2024 totaled $0.3 million and $0.7 million, respectively, and nil and $2.3 million during the three and nine months ended September 30, 2023, respectively. Construction of the Company’s three dual-fuel LNG VLCCs was completed, and the vessels were delivered to the Company between March 2023 and May 2023. The Company has six LR1 newbuilds under construction that are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026.

Recently Issued Accounting Standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal year. This guidance requires annual and interim period disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss. It also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and will apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact of this new guidance on the disclosures to our consolidated financial statements.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 20,198 and 23,302 for the three and nine months ended September 30, 2024, respectively, and 29,519 and 38,288 for the three and nine months ended September 30, 2023, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of September 30, 2024, there were 419,215 shares of restricted stock units and 174,417 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income allocated to:
Common Stockholders	$91,650	$97,878	$380,730	$424,011
Participating securities	38	59	171	321
	$91,688	$97,937	$380,901	$424,332

For the three and nine months ended September 30, 2024 earnings per share calculations, there were 336,905 and 374,871 dilutive equity awards outstanding, respectively. For the three and nine months ended September 30, 2023 earnings per share calculations, there were 413,666 and 433,924 dilutive equity awards outstanding, respectively. Awards of 593,632 and 579,779 for the three and nine months ended September 30, 2024, respectively, and 774,957 and 804,199 for the three and nine months ended September 30, 2023, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2024 and 2023 follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Three months ended September 30, 2024:
Shipping revenues	$103,212	$121,978	$—	$225,190
Time charter equivalent revenues	98,821	120,866	—	219,687
Depreciation and amortization	20,536	18,768	—	39,304
Gain on disposal of vessels and other assets, net	(18)	(13,481)	—	(13,499)
Adjusted income from vessel operations	39,656	62,213	—	101,869
Adjusted total assets at September 30, 2024	1,453,559	953,451	—	2,407,010

Three months ended September 30, 2023:
Shipping revenues	$114,250	$127,458	$—	$241,708
Time charter equivalent revenues	110,766	125,186	—	235,952
Depreciation and amortization	20,039	13,298	26	33,363
Loss on disposal of vessels and other assets	13	61	—	74
Adjusted income/(loss) from vessel operations	58,926	67,796	(26)	126,696
Adjusted total assets at September 30, 2023	1,520,485	795,568	—	2,316,053

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
Nine months ended September 30, 2024:
Shipping revenues	$355,458	$401,542	$—	$757,000
Time charter equivalent revenues	343,639	398,824	—	742,463
Depreciation and amortization	60,571	49,403	—	109,974
Gain on disposal of vessels and other assets, net	(20)	(41,382)	—	(41,402)
Adjusted income from vessel operations	176,696	232,462	—	409,158
Expenditures for vessels and vessel improvements	763	215,826	—	216,589
Payments for drydocking	6,333	37,522	—	43,855

Nine months ended September 30, 2023:
Shipping revenues	$398,829	$422,212	$—	$821,041
Time charter equivalent revenues	388,963	418,644	—	807,607
Depreciation and amortization	56,583	38,694	79	95,356
Loss/(gain) on disposal of vessels and other assets, net	38	(10,686)	—	(10,648)
Adjusted income/(loss) from vessel operations	239,985	253,230	(79)	493,136
Expenditures for vessels and vessel improvements	184,515	7,703	—	192,218
Payments for drydocking	4,364	23,258	—	27,622

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Time charter equivalent revenues	$219,687	$235,952	$742,463	$807,607
Add: Voyage expenses	5,503	5,756	14,537	13,434
Shipping revenues	$225,190	$241,708	$757,000	$821,041

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provide additional meaningful information in conjunction

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total adjusted income from vessel operations of all segments	$101,869	$126,696	$409,158	$493,136
General and administrative expenses	(13,411)	(12,314)	(37,494)	(35,082)
Other operating expenses	(985)	—	(2,715)	—
Third-party debt modification fees	—	(148)	(168)	(568)
Gain/(loss) on disposal of vessels and other assets, net	13,499	(74)	41,402	10,648
Consolidated income from vessel operations	100,972	114,160	410,183	468,134
Other income	3,211	646	8,525	8,308
Interest expense	(12,496)	(16,817)	(37,808)	(51,678)
Income before income taxes	$91,687	$97,989	$380,900	$424,764

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2024	September 30, 2023
Adjusted total assets of all segments	$2,407,010	$2,316,053
Corporate unrestricted cash and cash equivalents	103,309	138,976
Short-term investments	50,000	75,000
Other unallocated amounts	27,527	30,993
Consolidated total assets	$2,587,846	$2,561,022

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the nine months ended September 30, 2024, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2023, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-sale or held-for-use impairment indicators existed for the Company’s vessels as of September 30, 2024.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2024 the Company exercised options to build two additional dual-fuel ready LNG 73,600 dwt LR1s at the same shipyard from which its other four newbuild LR1s were ordered. The six LR1s are expected to be delivered beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of September 30, 2024 was $335.3 million, which will be paid for through a combination of long-term financing and available liquidity.

Disposal/Sales of Vessels

During the nine months ended September 30, 2024, the Company delivered one 2009-built and two 2008-built MRs to their buyers and recognized an aggregate gain of $41.4 million.

During the nine months ended September 30, 2023, the Company delivered a 2008-built MR to its buyer and recognized a gain of $10.9 million.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of September 30, 2024, all of the seven commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$33,794

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2024:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$33,794

In addition, as of September 30, 2024, the Company had approximately $182.5 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2024.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023	Fair Value Level
Cash and cash equivalents	$103,309	$126,760	Level 1
Short-term investments (1)	50,000	60,000	Level 1
$500 Million Revolving Credit Facility(2)	(94,581)	(113,598)	Level 2
ING Credit Facility (2)	—	(20,833)	Level 2
Ocean Yield Lease Financing (2)	(289,987)	(311,907)	Level 2
BoComm Lease Financing (3)	(192,343)	(210,186)	Level 2
Toshin Lease Financing (3)	(12,149)	(13,566)	Level 2
Hyuga Lease Financing (3)	(12,127)	(13,643)	Level 2
Kaiyo Lease Financing (3)	(11,062)	(12,419)	Level 2
Kaisha Lease Financing (3)	(11,047)	(12,519)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At September 30, 2024, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $255.6 million as of September 30, 2024, covering for accounting purposes, the $94.6 million principal balance outstanding under the $500 Million Revolving Credit Facility and $161.0 million outstanding under the Ocean Yield Lease Financing. Also, as of September 30, 2024, approximately $0.4 million in net gains from previously terminated interest rate swaps are expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2024 and December 31, 2023:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
September 30, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,087	$214	$710
Total	$2,087	$214	$710

December 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,081	$1,153	$961
Total	$5,081	$1,153	$961

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,383)	$1,897	$1,766	$6,291
Total other comprehensive (loss)/income	$(2,383)	$1,897	$1,766	$6,291

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,734)	$(2,343)	$(5,699)	$(6,328)

Discontinued hedging instruments:
Interest rate swap	(160)	(522)	(769)	(1,688)

Total interest expense	$(1,894)	$(2,865)	$(6,468)	$(8,016)

See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	September 30, 2024	December 31, 2023	Fair Value Level
Derivative Assets (interest rate swaps)	$3,011	$7,195	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $3,124	$—	$110,474
$500 Million Revolving Credit Facility, due 2030	94,581	—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $295	—	20,538
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,276 and $2,656	287,711	309,250
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,620 and $4,166	219,756	229,583
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $257 and $302	12,859	13,903
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $220 and $265	12,629	13,786
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $187 and $227	11,433	12,518
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $196 and $238	11,543	12,624
	650,512	722,676
Less current portion	(49,823)	(127,447)
Long-term portion	$600,689	$595,229

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

Immediately prior to the closing of the second amendment, the $750 Million Facility, had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million. The amended agreement consists of a $500 million revolving credit facility

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(the “$500 Million Revolving Credit Facility”) that matures on January 31, 2030. That maturity date is subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $500 Million Revolving Credit Facility is secured by a first lien on certain of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Under the terms of the $500 Million Revolving Credit Facility capacity is reduced on a quarterly basis by approximately $12.8 million, based on a 20-year age-adjusted profile of the Collateral Vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, $94.6 million was drawn on the $500 Million Revolving Credit Facility. An additional $50 million was drawn in June 2024, and subsequently repaid during the three months ended September 30, 2024.

An aggregate of $94.6 million was outstanding as of September 30, 2024, leaving us an undrawn revolver capacity of $392.6 million on this facility.

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

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of September 30, 2024.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2024 was $12.6 million and $37.8 million, respectively, and for the three and nine months ended September 30, 2023 was $16.7 million and $53.2 million, respectively. Interest paid for the Company’s debt facilities for the three and nine months ended September 30, 2024 was $11.3 million and $34.5 million, respectively, and for the three and nine months ended September 30, 2023 was $16.8 million and $52.8 million, respectively. Interest paid for the nine months ended September 30, 2023 also included $2.0 million of the pre-delivery interest expense paid for the three dual-fuel LNG VLCC newbuilds.

Note 9 — Taxes:

As of September 30, 2024, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2024 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2024.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three and nine months ended September 30, 2024 and 2023.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Management Compensation

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2024 and 2023. A total of 65,179 and 25,937 stock options were exercised during the nine months ended September 30, 2024 and 2023, respectively, by certain senior officers and employees of the Company at an average exercise price of $21.74 and $22.11 per share, respectively. After withholdings for taxes and costs, the Company issued a total of 18,765 and 6,843 shares, during the nine months ended September 30, 2024 and 2023, respectively, in conjunction with these exercises.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted 82,076 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $52.99 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 48,078 of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date and 33,998 of the RSUs awarded will cliff vest on October 24, 2025.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2024, the Company also granted 48,080 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2026, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2027. The weighted average grant date fair value of the awards with performance conditions was determined to be $52.57 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $41.08 per RSU.

Dividends

During 2024, the Company’s Board of Directors have declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Thousands)
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64,665
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86,930
August 6, 2024	September 11, 2024	September 25, 2024	$0.12	$1.38	$73,789

On November 6, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.08 per share of common stock. Both dividends will be paid on December 27, 2024 to stockholders of record as of December 13, 2024.

Share Repurchases

During the nine months ended September 30, 2024, the Company repurchased and retired 501,646 shares of its common stock in open-market purchases, at an average price of $49.81 per share, for a total cost of $25.0 million. During the nine months ended September 30, 2023, the Company repurchased and retired 366,483 shares of its common stock in open-market purchases, at an average price of $38.03 per share, for a total cost of $13.9 million. As of September 30, 2024, the remaining buyback authorization under the Company’s $50.0 million stock repurchase program expiring in December 2025 was $25.0 million. In November 2024, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $25 million.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 158,591 shares of common stock during the nine months ended September 30, 2024, at an average cost of $53.42 per share (based on the closing market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 9,473 and 130,810 shares of common stock during the three and nine months ended September 30, 2023, respectively, at an average cost of $45.50 and $43.81, respectively, per share.

Shares issued relating to Vessel Acquisitions

Refer to Note 5, “Vessels” for further details.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Unrealized gains on derivative instruments	$4,647	$9,349
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(13,870)	(10,412)
	$(9,223)	$(1,063)

The changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and nine months ended September 30, 2024 and 2023 follow:

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(2,383)	(3,530)	(5,913)
Amounts reclassified from accumulated other comprehensive loss	(1,894)	—	(1,894)
Balance as of September 30, 2024	$4,647	$(13,870)	$(9,223)

Balance as of June 30, 2023	$16,155	(10,400)	5,755
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	1,897	372	2,269
Amounts reclassified from accumulated other comprehensive income	(2,865)	—	(2,865)
Balance as of September 30, 2023	$15,187	$(10,028)	$5,159

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2023	$9,349	$(10,412)	$(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	1,766	(3,458)	(1,692)
Amounts reclassified from accumulated other comprehensive loss	(6,468)	—	(6,468)
Balance as of September 30, 2024	$4,647	$(13,870)	$(9,223)

Balance as of December 31, 2022	$16,912	(9,948)	$6,964
Current period change, excluding amounts reclassified
from accumulated other comprehensive income	6,291	(80)	6,211
Amounts reclassified from accumulated other comprehensive income	(8,016)	—	(8,016)
Balance as of September 30, 2023	$15,187	$(10,028)	$5,159

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts reclassified out of each component of accumulated other comprehensive income/(loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(1,734)	$(2,343)	$(5,699)	$(6,328)	Interest expense

Reclassifications of losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(160)	(522)	(769)	(1,688)	Interest expense
Total before and net of tax	$(1,894)	$(2,865)	$(6,468)	$(8,016)

At September 30, 2024, the Company expects that it will reclassify $2.1 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of September 30, 2024, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs with expiry dates ranging from November 2024 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2024 and 2023:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2024:
Revenues from leases
Pool revenues	$67,674	$102,333	$170,007
Time charter revenues	18,595	18,247	36,842
Voyage charter revenues from non-variable lease payments	2,525	1,398	3,923
Revenues from services
Voyage charter revenues from lightering services	14,418	—	14,418
Total shipping revenues	$103,212	$121,978	$225,190

Three months ended September 30, 2023:
Revenues from leases
Pool revenues	$80,562	$113,903	$194,465
Time charter revenues	19,319	8,268	27,587
Voyage charter revenues from non-variable lease payments	1,669	4,958	6,627
Voyage charter revenues from variable lease payments	–	329	329
Revenues from services
Voyage charter revenues from lightering services	12,700	—	12,700
Total shipping revenues	$114,250	$127,458	$241,708

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2024:
Revenues from leases
Pool revenues	$246,979	$356,991	$603,970
Time and bareboat charter revenues	59,291	39,739	99,030
Voyage charter revenues from non-variable lease payments	4,550	4,812	9,362
Revenues from services
Voyage charter revenues from lightering services	44,638	—	44,638
Total shipping revenues	$355,458	$401,542	$757,000

Nine months ended September 30, 2023:
Revenues from leases
Pool revenues	$309,000	$392,634	$701,634
Time and bareboat charter revenues	47,575	19,274	66,849
Voyage charter revenues from non-variable lease payments	5,324	9,825	15,149
Voyage charter revenues from variable lease payments	66	479	545
Revenues from services
Voyage charter revenues from lightering services	36,864	—	36,864
Total shipping revenues	$398,829	$422,212	$821,041

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2024	$6,512	$1,029	$—
Closing balance as of September 30, 2024	4,665	184	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2024 and 2023, respectively.

Costs to Obtain or Fulfill a Contract

As of September 30, 2024, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of September 30, 2024. EUAs relating to 2024 emissions are required to be surrendered to the EU authorities in September 2025.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Pool revenues	$910	$—	$2,954	$—
Time charter revenues	455	—	946	—
Total shipping revenues	$1,365	$—	$3,900	$—

Voyage expenses	$1,365	$—	$3,900	$—

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $3.9 million as of September 30, 2024 and is included in other receivables and other current liabilities, respectively, in the condensed consolidated balance sheet.

Note 13 — Leases:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at lease commencement; (ii) workboats employed in the Crude Tankers Lightering business which have a lease term of 12-months or less; and (iii) short term leases of office and other space.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2024 and 2023 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost
Vessel assets
Charter hire expenses	$2,393	$2,092	$7,127	$3,837

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	—	—	731
Interest on lease liabilities	—	—	—	124

Office and other space
General and administrative	226	203	678	659
Voyage expenses	45	45	135	135

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,173	5,881	3,671	15,304
Total lease cost	$3,837	$8,221	$11,611	$20,790

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.8 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, compared with $0.3 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8,072	$3,822
Finance cash flows used for finance leases	—	42,284

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$12,295	$20,391

Current portion of operating lease liabilities	$(7,673)	$(10,223)
Long-term operating lease liabilities	(6,773)	(11,631)
Total operating and finance lease liabilities	$(14,446)	$(21,854)

Weighted average remaining lease term - operating leases	4.92 years	4.42 years
Weighted average discount rate - operating leases	5.54%	5.90%

1. Charters-in of vessel assets:

As of September 30, 2024, the Company has commitments to time charter-in two LR1s through to June 2025 and March 2026, respectively. The 18-month charter-in lease period of one of the LR1s did not commence until the vessel was delivered in October 2024. Accordingly, the associated operating lease liability and right of use asset were not recognized as of September 30, 2024. The minimum lease payments (including both lease and non-lease components) due under this time charter-in will be $3,240, $12,994, and $2,563 in 2024, 2025, and 2026, respectively.

The remaining minimum lease payments and related number of operating days under the operating lease that commenced prior to September 30, 2024 are as follows:

(Dollars in thousands)	Amount	Operating Days
2024	$2,427	92
2025	4,301	163
Total lease payments (lease component only)	6,728	255
less imputed interest	(142)
Total operating lease liabilities	$6,586

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office and other space as of September 30, 2024 are as follows:

(Dollars in thousands)	Amount
2024	$318
2025	1,093
2026	1,113
2027	1,077
2028	1,077
Thereafter	4,754
Total lease payments	9,432
less imputed interest	(1,572)
Total operating lease liabilities	$7,860

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs, and the related revenue days as of September 30, 2024 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2024	$36,528	1,332
2025	114,169	4,112
2026	79,611	2,699
2027	39,433	1,259
2028	34,038	1,098
Thereafter	41,013	1,323
Future minimum revenues	$344,791	11,823

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

Note 14 — Other Operating Expenses

Other operating expenses consist of the following expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Settlement of multi-employer pension plan obligations	$44	$—	$1,019	$—
Legal and consulting fees associated with settlement of pension plan obligations	941	—	1,696	—
Total other operating expenses	$985	$—	$2,715	$—

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 15, “Pension and Other Postretirement Benefit Plans,” for additional information on the Company’s defined benefit pension plan obligations.

Note 15 – Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying condensed consolidated balance sheet as of September 30, 2024. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying condensed consolidated balance sheet at an equal amount.

The Company expects the benefits due to the participants under the Plan to be transferred to the insurance company at the completion of their standard review of the Plan’s underlying data with minimal or no additional cost to the Company. At such time, the Company believes the arrangement will qualify for the settlement accounting.

Multi-Employer Plans

The Merchant Navy Officers Pension Fund (“MNOPF”) is a multi-employer defined benefit pension plan covering British crew members that served as officers on board INSW’s vessels (as well as vessels of other owners). The Trustees of the MNOPF have indicated that, under the terms of the High Court ruling in 2005, which established the liability of past employers to fund the deficit on the Post 1978 section of MNOPF, calls for further contributions may be required if additional actuarial deficits arise or if other employers liable for contributions are not able to pay their share in the future. On July 11, 2024, the Company and the Trustees of the MNOPF entered into an agreement pursuant to which the Company paid $0.1 million and the Trustees of the MNOPF agreed not to seek any future contributions from the Company.

The Merchant Navy Ratings Pension Fund (“MNRPF”) is a multi-employer defined benefit pension plan covering British crew members that served as ratings (seamen) on board INSW’s vessels (as well as vessels of other owners) more than 20 years ago. Based on a High Court ruling in 2015, the Trustees of the MNRPF levied assessments to recover the significant deficit in the plan from participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as INSW that have made no deficit contributions. In September 2024, the Company entered into an agreement with the Trustees of the MNRPF to release the Company from any future obligation to fund deficits in the plan in exchange for the Company’s payment of $0.8 million.

The Company also made payments totaling $0.1 million to reimburse the Trustees of the MNOPF and MNRPF for costs incurred in connection with the agreements entered into with the Company.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2024 we derived 55% and 54%, respectively, of our TCE revenues from our Product Carriers segment compared with 53% and 52% for the three and nine months ended September 30, 2023, respectively. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2024 and 2023 periods.

As of September 30, 2024, the Company’s operating fleet consisted of 76 wholly-owned or lease financed and time chartered-in vessels aggregating 9.0 million deadweight tons (“dwt”). In addition to our operating fleet of 76 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 82 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

INTERNATIONAL SEAWAYS, INC.

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 84% and 87% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2024, respectively, compared with 89% and 92% for the three and nine months ended September 30, 2023, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2, and eight MRs, as of September 30, 2024 are as follows:

(Dollars in millions)	Amount(1)
2024	$36.5
2025	114.2
2026	79.6
2027	39.4
2028	34.0
Thereafter	41.0
Future minimum revenues	$344.8

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Vessel Class	Year Built	Total Future Minimum Charter Revenue *(Dollars in millions)*	Estimated Redelivery Year						
			2024	2025	2026	2027	2028	2029	2030
SUEZMAX	2016	$1.4							
SUEZMAX	2012	$2.9							
MR	2008	$2.9							
MR	2008	$3.2							
MR	2008	$10.3							
MR	2009	$12.4							
MR	2009	$12.5							
MR	2011	$12.2							
AFRAMAX	2017	$24.5							
MR	2009	$19.9							
MR	2009	$20.2							
LR2	2014	$36.8							
VLCC	2023	$60.7							
VLCC	2023	$61.8							
VLCC	2023	$63.0

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2024 at 103.6 million barrels per day (“b/d”), up 0.7% from the same quarter in 2023. The estimate for global oil consumption for 2024 is 102.8 million b/d, an increase of 0.8% over the 2023 estimate of 102.0 million b/d. OECD demand in 2024 is estimated to remain unchanged at 45.6 million b/d, while non-OECD demand is estimated to increase by 1.6% to 57.2 million b/d.

Global oil production in the third quarter of 2024 was 102.6 million b/d, a decrease of 0.1 million b/d from the third quarter of 2023. OPEC crude oil production averaged 26.5 million b/d in the third quarter of 2024, down 0.1 million b/d from the second quarter of 2024, and a decrease of 1.0 million b/d from the third quarter of 2023. Non-OPEC production increased by 0.8 million b/d to 70.5 million b/d in the third quarter of 2024 compared with the third quarter of 2023. Oil production in the U.S. of 13.2 million b/d in the third quarter of 2024 remained unchanged from the second quarter of 2024 and increased by 2.1% from the third quarter of 2023.

U.S. refinery throughput increased by 0.5 million b/d to 16.9 million b/d in the third quarter of 2024 compared with the second quarter of 2024. U.S. crude oil imports in the third quarter of 2024 increased by 0.8 million b/d to 7.1 million b/d compared with the third quarter of 2023, with imports from OPEC countries increasing by 0.1 million b/d and imports from non-OPEC countries increasing by 0.7 million b/d.

China’s crude oil imports for the first three quarters of 2024 decreased 2.8%, or 0.3 million b/d, to 11.0 million b/d, compared with the same period in 2023.

Total OECD commercial inventories ended the third quarter of 2024 down 1.3% or 18 million barrels of crude and up 1.5% or 23 million barrels of products, compared with the third quarter of 2023.

During the third quarter of 2024, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 1.5 million dwt as the crude fleet increased by 0.8 million dwt, split between Suezmaxes and Aframaxes. The product carrier fleet increased by 0.6 million dwt, all in the MR fleet. Year-over-year, the size of the tanker fleet increased by 5.5 million dwt with the VLCCs, Suezmaxes, Aframaxes, and MRs increasing by 0.6 million dwt, 0.3 million dwt, 2.3 million dwt, and 2.3 million dwt, respectively. The LR1/Panamax fleet remained unchanged.

During the third quarter of 2024, the tanker orderbook increased by 3.0 million dwt overall compared with the second quarter of 2024. The crude tanker orderbook increased by 1.9 million dwt. The VLCC orderbook increased by 1.5 million dwt and the Aframax orderbook increased by 0.3 million dwt. The product carrier orderbook increased by 1.1 million dwt, with increases in the LR1 and MR sectors of 0.3 million dwt and 0.8 million dwt respectively. Year-over-year, the total tanker orderbook increased by 44.8 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, Panamaxes and LR1s of 15.2 million dwt, 7.9 million dwt, 9.1 million dwt, 2.7 million dwt and 10.0 million dwt, respectively.

While VLCC rates held steady during the third quarter, smaller vessel segments experienced decreases from the higher levels achieved during the first and second quarters of 2024. The weaker Chinese economy remains an impediment to stronger rates. Even so, rates remain significantly over 10-year average rates and cash breakeven levels, reflecting the continuing impact of the disruptions in trade flows on tanker demand.

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

Results from Vessel Operations:

During the third quarter of 2024, income from vessel operations decreased by $13.2 million to $101.0 million from $114.2 million in the third quarter of 2023. Such decrease resulted principally from a quarter-over-quarter decrease in TCE revenues and increased vessel expenses and depreciation and amortization in the current quarter, partially offset by a $13.5 million gain on the sale of a vessel recognized in the current quarter.

TCE revenues in the third quarter of 2024 decreased by $16.3 million, or 7%, to $219.7 million from $236.0 million in the third quarter of 2023. This decrease reflects (i) an aggregate $17.6 million rates-based decline resulting from lower average daily rates earned in each of INSW’s Crude tanker fleet sectors and the LR1 fleet, (ii) a $9.5 million days-based decline in the LR1 fleet due to a smaller time chartered-in portfolio and 41 more off-hire days during the current quarter, partially offset by (iii) a $6.0 million aggregate rates-based increase in the MR and LR2 sectors, and (iv) a $1.2 million increase attributable to the Company’s Lightering business.

During the first nine months of 2024, income from vessel operations decreased by $58.0 million to $410.2 million from $468.1 million in the first nine months of 2023. Such decrease resulted principally from a $65.1 million decrease in TCE revenues and increased depreciation and amortization and vessel expenses in the current period, partially offset by higher gains on the sale of three vessels recognized in the first nine months of 2024 compared to one vessel sold in the first nine months of 2023.

The decrease in TCE revenues in the first nine months of 2024 of $65.1 million, or 8%, to $742.5 million from $807.6 million in the first nine months of 2023 reflects (i) a $41.2 million days-based decline in the LR1 sector, which was driven by factors similar to those discussed above for the quarter-over-quarter period, and (ii) a net rates-based decrease of $36.3 million resulting from lower average daily rates in the Crude tanker and LR1 fleets, partially offset by strengthened rates in the MR and LR2 sectors. Such decreases were partially offset by (iii) a $11.5 million days-based increase in the VLCC fleet resulting from the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023

See Note 4, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income before income taxes, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2024	2023	2024	2023
TCE revenues	$98,821	$110,766	$343,639	$388,963
Vessel expenses	(34,218)	(29,111)	(94,643)	(83,156)
Charter hire expenses	(4,411)	(2,690)	(11,728)	(9,239)
Depreciation and amortization	(20,536)	(20,039)	(60,571)	(56,583)
Adjusted income from vessel operations (a)	$39,656	$58,926	$176,696	$239,985
Average daily TCE rate	$36,587	$41,470	$43,350	$50,699
Average number of owned vessels (b)	21.0	21.0	21.0	19.7
Average number of vessels chartered-in	9.2	9.1	9.2	9.3
Number of revenue days (c)	2,701	2,671	7,927	7,672
Number of ship-operating days: (d)
Owned vessels	1,932	1,930	5,754	5,368
Vessels bareboat chartered-in under leases (e)	828	830	2,466	2,509
Vessels spot chartered-in under leases (f)	18	4	49	19
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented. Between March and July 2023 the Company purchased the three remaining Aframaxes that it had been bareboat chartering-in under the purchase options contained in such charters, and accordingly, such vessels are not included in this category for the 2024 periods.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,132 and $1,022 per day for the three months ended September 30, 2024 and 2023, respectively, and $1,055 and $992 per day for the nine months ended September 30, 2024 and 2023, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$29,711	$31,903	$40,961	$35,319
Revenue days	881	276	870	297
Suezmax:
Average rate	$38,044	$30,979	$38,708	$30,973
Revenue days	1,014	183	1,012	184
Aframax(1):
Average rate	$25,119	$38,574	$34,046	$38,652
Revenue days	186	91	232	73

Nine Months Ended September 30,
VLCC:
Average rate	$40,111	$36,702	$46,342	$40,597
Revenue days	2,572	822	2,431	703
Suezmax:
Average rate	$42,564	$31,003	$52,627	$31,093
Revenue days	3,013	548	2,996	496
Aframax(1):
Average rate	$32,997	$38,524	$47,640	$38,652
Revenue days	597	273	926	73
(1)	During the three and nine months ended September 30, 2024, one Aframax was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Aframax International pool. Additionally, during the nine months ended September 30, 2023, one Aframax was employed on a transitional voyage outside of the Dakota Tankers’ Aframax Pool. Such transitional voyages are excluded from the table above.

During the third quarter of 2024, TCE revenues for the Crude Tankers segment decreased by $11.9 million, or 11%, to $98.8 million from $110.8 million in the third quarter of 2023. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $13.6 million due to lower average daily blended rates in these sectors. This decrease was partially offset by (ii) a $1.2 million increase in the Crude Tankers Lightering business, and (iii) a $0.9 million days-based increase in the Aframax fleet, which reflected 25 fewer off-hire days in the current quarter.

Vessel expenses increased by $5.1 million to $34.2 million in the third quarter of 2024 from $29.1 million in the third quarter of 2023. Such increase primarily reflects increased costs for repairs and renewals, off-hire fuel, transportation and crew. Charter hire expenses increased by $1.7 million quarter-over-quarter due to increased charter hire expense in the Crude Tankers Lightering business, which primarily reflects incremental chartered-in Aframax days for full-service jobs.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.5 million for the third quarter of 2024 compared with $6.5 million for the third quarter of 2023. The decrease reflects lower service support only activity levels period-over-period, with 106 service support only lighterings being performed during the

INTERNATIONAL SEAWAYS, INC.

three months ended September 30, 2024 compared to 114 in the prior year’s period. The decrease was partially offset by an increase in full service jobs, from one in the three months ended September 30, 2023, to three in the current quarter.

During the first nine months of 2024, TCE revenues for the Crude Tankers segment decreased by $45.3 million, or 12%, to $343.6 million from $389.0 million in the first nine months of 2023. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $62.3 million due to lower average daily blended rates in these sectors and (ii) a $4.7 million days-based decline in the Aframax fleet, which reflected 107 more off-hire days in the current period. These decreases were offset by (iii) a $11.5 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds during the first half of 2023, partially offset by 66 more off-hire days in the current period, (iv) a $6.9 million increase in the Crude Tankers Lightering business, and (v) a $3.3 million days-based increase in the Suezmax sector resulting from 56 fewer off-hire days in the current period.

Vessel expenses increased by $11.5 million to $94.6 million in the first nine months of 2024 from $83.2 million in the first nine months of 2023. The VLCC newbuild deliveries described above resulted in $3.2 million of incremental vessel expense in the current year’s period. The remainder of the increase was driven by factors consistent with the quarter-of-quarter variance described above, along with the timing of the delivery of stores and spare parts. Charter hire expenses increased by $2.5 million in the current year’s period due to increased charter hire expense in the Crude Tankers Lightering business, which primarily reflects incremental chartered-in Aframax days for full-service jobs and an increased daily rate on two of the workboats being chartered-in. Depreciation and amortization increased by $4.0 million to $60.6 million in the nine months ended September 30, 2024 from $56.6 million in the prior year’s comparable period principally as a result of the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $20.4 million for the first nine months of 2024 compared to $17.7 million for the first nine months of 2023. The increase reflects increased activity levels period-over-period, with 368 service support only lighterings and six full-service lightering jobs being completed during the first nine months of 2024 compared with 339 service support only lighterings and two full-service job during the first nine months of 2023.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2024	2023	2024	2023
TCE revenues	$120,866	$125,186	$398,824	$418,644
Vessel expenses	(37,051)	(35,484)	(107,846)	(105,360)
Charter hire expenses	(2,834)	(8,608)	(9,113)	(21,360)
Depreciation and amortization	(18,768)	(13,298)	(49,403)	(38,694)
Adjusted income from vessel operations	$62,213	$67,796	$232,462	$253,230
Average daily TCE rate	$29,880	$30,645	$34,695	$33,956
Average number of owned vessels	41.2	40.0	39.9	39.6
Average number of vessels chartered-in	5.0	6.5	5.0	7.3
Number of revenue days	4,045	4,085	11,495	12,329
Number of ship-operating days:
Owned vessels	3,786	3,678	10,940	10,809
Vessels bareboat chartered-in under leases (a)	368	371	1,096	1,276
Vessels time chartered-in under leases	92	231	274	729
(a)	Represents MRs that secured lease financing arrangements during the 2024 periods and an LR2 and MRs that secured lease financing arrangements during the 2023 periods.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three and nine months ended September 30, 2024 and 2023, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $841 and $786 per day for the three months ended September 30, 2024 and 2023, respectively, and $879 and $792 per day for the nine months ended September 30, 2024 and 2023, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2(1):
Average rate	$—	$39,498	$32,603	$—
Revenue days	—	69	92	—
LR1(2):
Average rate	$46,899	$—	$56,295	$—
Revenue days	594	—	685	—
MR(3):
Average rate	$29,006	$21,920	$26,563	$21,200
Revenue days	2,685	692	2,836	382

Nine Months Ended September 30,
LR2(1):
Average rate	$53,172	$39,498	$30,436	$18,588
Revenue days	149	69	133	140
LR1(2):
Average rate	$55,397	$—	$63,950	$—
Revenue days	1,671	—	2,265	—
MR(3):
Average rate	$33,912	$21,745	$28,857	$20,732
Revenue days	7,828	1,665	8,877	781
(1)	During the three and nine months ended September 30, 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the May 2023 expiry of its time charter and prior to joining the Hafnia LR2 Pool in July 2023.
(2)	In order to take advantage of market conditions and optimize economic performance, during the 2024 and 2023 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the nine months ended September 30, 2024, one LR1 was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Panamax International pool. Additionally, during the three and nine months ended September 30, 2023, two LR1s were employed on transitional voyages. Such transitional voyages are excluded from the table above.
(3)	During the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, certain of the Company’s MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in commercial pools. Such transitional voyages are excluded from the table above.

During the third quarter of 2024, TCE revenues for the Product Carriers segment decreased by $4.3 million, or 3%, to $120.9 million from $125.2 million in the third quarter of 2023. The reduction in TCE revenues was primarily as a result of (i) a $9.5 million days-based decrease in the LR1 fleet sector which reflects the impacts of a 139-day net decrease in time-chartered in days and an increase of 41 off-hire days in the current period and (ii) a $4.1 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current quarter. Partially offsetting these decreases were (iii) a $5.5 million rates-based increase in MR fleet due to higher average blended rates earned in the current quarter, and (iv) a $4.1 million days-based increase in the MR sector, which reflects a 106-day increase in owned vessel days and 58 less off-hire days in the current period. The increase in owned vessel days resulted

INTERNATIONAL SEAWAYS, INC.

from the Company’s acquisition of six MRs between April 2024 and May 2024, partially offset by the sales of five MRs between October 2023 and July 2024.

Vessel expenses increased by $1.6 million to $37.1 million in the third quarter of 2024 from $35.5 million in the third quarter of 2023. Such increase principally reflects higher drydock deviation costs in the LR1 sector. Charter hire expenses decreased by $5.8 million to $2.8 million in the current quarter from $8.6 million in the third quarter of 2023, primarily as a result of the quarter-over-quarter decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $5.5 million to $18.8 million in the current quarter from $13.3 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization and the MR purchases and sales referenced above, as the acquired vessels have higher cost bases than the older vessels that were sold.

During the first nine months of 2024, TCE revenues for the Product Carriers segment decreased by $19.8 million, or 5%, to $398.8 million from $418.6 million in the first nine months of 2023. The reduction in TCE revenues was primarily as a result of (i) a $41.2 million days-based decrease in the LR1 fleet sector which reflects the impacts of a 455-day net decrease in time-chartered in days and an increase of 215 off-hire days in the current year’s period, (ii) a $13.1 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current period, and (iii) a $3.1 million days-based decline in the MR sector, which reflects 55 fewer owned vessel days and 59 more off-hire days in the current period. The decrease in owned vessel days reflects the sale of six MRs between March 2023 and July 2024, partially offset by the six MR acquisitions during the second quarter of 2024 described above. Partially offsetting the TCE revenue decreases described above was (iv) a $39.1 million aggregate rates-based increase in the MR and LR2 sectors due to higher average daily blended rates earned in the current period.

Vessel expenses increased by $2.5 million to $107.9 million in the first nine months of 2024 from $105.4 million in the first nine months of 2023. Such increase principally reflects higher LR1 drydock deviation costs, partially offset by the impacts of the reduction in owned MR days noted above. Charter hire expenses decreased by $12.2 million to $9.1 million in the current period from $21.4 million in the first nine months of 2023, primarily as a result of the period-over-period decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $10.7 million to $49.4 million in the first nine months of 2024 from $38.7 million in the prior year’s period. The drivers of this increase were consistent with the quarter-over-quarter increase described above.

General and Administrative Expenses

During the third quarter of 2024, general and administrative expenses increased by $1.1 million to $13.4 million from $12.3 million in the third quarter of 2023. The primary drivers for the increase were higher legal and consultancy fees of $0.3 million and an increase in compensation and benefits costs of $0.3 million.

For the nine months ended September 30, 2024, general and administrative expenses increased by $2.4 million to $37.5 million from $35.1 million for the same period in 2023. The increase principally relates to increased compensation and benefits costs of $0.7 million and higher legal fees of $0.8 million, principally incurred in connection with a commercial dispute. See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information.

Other Operating Expenses

See Note 14, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income was $3.2 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, compared with $0.6 million and $8.3 million of other income for the three and nine months ended September 30, 2023. Other income for the current 2024 periods includes $2.6 million and $7.9 million, respectively, of interest income earned on invested cash, compared to $3.6 million and $11.3 million of interest income earned for the three and nine months ended September 30, 2023, respectively. The

INTERNATIONAL SEAWAYS, INC.

decrease in interest income reflects the impact of a lower average balance of invested cash during the three and nine months ended September 30, 2024, attributable to the significant deleveraging initiatives completed during 2023 as well as a decrease in interest rates in anticipation of the Federal Reserve’s move to cut rates at the end of third quarter of 2024.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest before items shown below	$14,562	$19,471	$44,497	$61,219
Interest cost on defined benefit pension obligation	138	211	523	757
Impact of interest rate hedge derivatives	(1,893)	(2,865)	(6,468)	(8,016)
Capitalized interest	(311)	—	(744)	(2,282)
Interest expense	$12,496	$16,817	$37,808	$51,678

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$91,688	$97,937	$380,901	$424,332
Income tax benefit/(provision)	(1)	52	(1)	432
Interest expense	12,496	16,817	37,808	51,678
Depreciation and amortization	39,304	33,363	109,974	95,356
EBITDA	143,487	148,169	528,682	571,798
Third-party debt modification fees	—	148	168	568
Write-off of deferred financing costs	—	1,343	—	1,952
(Gain)/loss on disposal of vessels and other assets	(13,499)	74	(41,402)	(10,648)
Provision for settlement of multi-employer pension plan obligations	44	—	1,019	—
Loss on extinguishment of debt	—	1,211	—	1,323
Adjusted EBITDA	$130,032	$150,945	$488,467	$564,993

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of September 30, 2024, we had total liquidity on a consolidated basis of $693.8 million comprised of $153.3 million of cash and $540.5 million of undrawn revolver capacity.

Working capital at September 30, 2024 and December 31, 2023 was $269.0 million and $269.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments consisting of time deposits with original maturities of between 91 and 180 days and receivables. Current liabilities include current installments of long-term debt of $49.8 million and $127.4 million at September 30, 2024 and December 31, 2023, respectively.

The Company’s cash and cash equivalents decreased by $23.5 million during the nine months ended September 30, 2024. The decrease principally reflects:

●	$216.6 million in expenditures for vessels and other property, including the purchase of two 2014-built and four 2015-built MRs;
●	$250.4 million of cash dividends paid to shareholders and share buybacks;
●	$56.3 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements; and
●	$20.3 million of principal prepayment of the ING Credit Facility.

INTERNATIONAL SEAWAYS, INC.

Such cash outflows were partially offset by:

●	$453.5 million of cash provided by operating activities;
●	$10.0 million in net proceeds from maturities of short term time deposits; and
●	$71.9 million in net proceeds from the disposal of vessels and other assets.

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

As of September 30, 2024, we had total debt outstanding (net of original issue discount and deferred financing costs) of $650.5 million and net debt to capital of 21%, compared with 23.8% at December 31, 2023.

Sources, Uses and Management of Capital

Building on the strong market conditions during the first half of 2024 to date, we have (i) used incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to invest in renewing and growing the fleet, (ii) enhanced our balance sheet and liquidity position, and (iii) continued to make substantial returns to shareholders.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities the Company executed so far during 2024 and sources of capital the Company has at its disposal for future use as well as the Company’s current commitments for future uses of capital:

During 2024, the Company’s Board of Directors have declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64.7 million
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86.9 million
August 6, 2024	September 11, 2024	September 25, 2024	$0.12	$1.38	$73.8 million

On November 6, 2024, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $1.08 per share of common stock. Both dividends will be paid on December 27, 2024 to stockholders of record as of December 13, 2024.

Also, during the quarter ended September 30, 2024, we repurchased and retired 501,646 shares of our common stock in open-market purchases, at an average price of $49.81 per share, for a total cost of $25.0 million.

In continuation of our strategic fleet optimization program, in February 2024, we entered into agreements for the en bloc purchase of four 2015-built and two 2014-built MR Product Carriers for an aggregate purchase price of $232 million. Eighty-five percent of the

INTERNATIONAL SEAWAYS, INC.

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

During the nine months ended September 30, 2024, we entered into agreements for the sale of one 2009-built MR and two 2008-built MRs for aggregate net proceeds of approximately $72 million after fees and commissions. The vessels were delivered to their buyers between the second and third quarters of 2024 and we recognized total gains on the sales of approximately $41.4 million.

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

Further building on our liquidity enhancing, deleveraging and financing diversification initiatives, we executed the following transactions:

●	On April 18, 2024, we prepaid the $20.3 million outstanding principal balance under the ING Credit Facility.

●	On April 26, 2024, we entered into an agreement to amend and extend our existing $750 Million Credit Facility, under which the Company had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million at March 31, 2024. The new agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures in January 2030. Under the terms of the $500 Million Revolving Credit Facility, capacity is reduced on a quarterly basis by approximately $12.8 million each quarter, based on a 20-year age-adjusted profile of the collateral vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, after $94.6 million was drawn on the new revolver, our overall undrawn revolver capacity increased by $148 million to $559.4 million. As of September 30, 2024, the undrawn revolver capacity under this facility was $392.6 million.

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

As of September 30, 2024, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, and the purchase and installation of one ballast water treatment system and seven mewis ducts, the final outstanding installment payments due for three ballast water treatment systems that were installed prior to September 30, 2024, and purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of September 30, 2024, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 34 unencumbered vessels (excluding the six LR1s under construction) as of September 30, 2024, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2024 follows:

						Beyond
(Dollars in thousands)	2024	2025	2026	2027	2028	2028	Total
$500 Million Revolving Credit Facility(1)	$1,635	$6,315	$6,570	$8,000	$7,743	$103,135	$133,398
$160 Million Revolving Credit Facility(2)	258	986	898	811	730	161	3,844
Ocean Yield Lease Financing - floating rate(3)	13,374	53,160	52,535	49,860	47,151	201,053	417,133
BoComm Lease Financing - fixed rate(4)	5,989	23,761	23,761	23,762	23,827	166,034	267,134
Toshin Lease Financing - fixed rate(4)	549	2,160	2,160	2,151	2,223	6,934	16,177
Hyuga Lease Financing - fixed rate(4)	566	2,232	2,232	2,232	2,160	6,416	15,838
Kaiyo Lease Financing - fixed rate(4)	562	2,250	2,410	2,214	2,214	4,341	13,991
Kaisha Lease Financing - fixed rate(4)	562	2,438	2,225	2,214	2,214	4,501	14,154
Operating lease obligations(5)
Time Charter-ins	6,414	18,618	2,563	—	—	—	27,595
Office and other space	318	1,093	1,113	1,077	1,077	4,754	9,432
Vessel and vessel betterment commitments(6)	13,779	138,103	188,480	—	—	—	340,362
Total	$44,006	$251,116	$284,947	$92,321	$89,339	$497,329	$1,259,058
(1)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations of floating rate debt estimated based on the applicable margin for the $500 Million Revolving Credit Facility of 1.85%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations, if any, of floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.975%.
(3)	Amounts shown include contractual interest obligations on $290.0 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $161.0 million of notional principal amount outstanding and the effective three-month SOFR rate as of September 30, 2024 of 5.24% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of September 30, 2024, the Company had charter-in commitments for two vessels on leases that are accounted for as operating leases. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of one ballast water treatment systems and seven mewis duct systems, the final outstanding installment payments due for three ballast water treatment systems that were installed prior to September 30, 2024, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of six dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price paid per Share	Total Cost (in Millions)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in Millions)
July 2024	-	$-	$-	-	$50.0
August 2024	-	$-	$-	-	$50.0
September 2024	501,646	$49.81	$25.0	501,646	$25.0

As of September 30, 2024, the maximum number of shares that may still be purchased under the program is 485,165 shares, which was determined by dividing the remaining buyback authorization by the September 30, 2024 closing price of the Company’s common stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

INTERNATIONAL SEAWAYS, INC.

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

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 7, 2024	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 7, 2024	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer