Form 10-K
period 2024-12-31
International Seaways, Inc.
filed 2025-02-27
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $2.9 billion, based on the closing price of $59.13 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of February 24, 2025: common stock, no par value, 49,194,458 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the impact of changes in fuel prices;

i

●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Amended and Restated Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

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

EU – the European Union.

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

International Maritime Organization or IMO—An agency of the U.N., which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

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

Merger – the merger on July 16, 2021 of Dispatch Transaction Sub. Inc., a Marshall Islands corporation, with and into Diamond S Shipping Inc., a Marshall Islands corporation, with Diamond S Shipping Inc. surviving such merger as a wholly-owned subsidiary of INSW pursuant to an Agreement and Plan of Merger dated as of March 30, 2021 by and among INSW, Diamond S and Dispatch Transaction Sub, Inc.

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

v

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

U.N. – the United Nations

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2024, we owned or operated an International Flag fleet of 78 vessels (totaling an aggregate of 9.1 million dwt), consisting of VLCC, Suezmax and Aframax crude tankers, as well as LR2, LR1 and MR product carriers. In addition to our operating fleet of 78 vessels, six dual-fuel ready LR1 newbuilds are contracted for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 84 vessels. The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

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

2024 IN REVIEW

In 2024, we recorded our second best annual financial results since becoming an independent public company in 2016, as the 2024 results trailed only the very strong results achieved during 2023. Shipping revenues and TCE Revenues for 2024 were $1.0 billion and $0.9 billion, respectively. Approximately 53% of our TCE Revenues were generated from our Product Carriers segment and 47% from our Crude Tankers segment. Income from vessel operations decreased by $160.2 million to $455.2. million in 2024, from $615.4 million in 2023, primarily driven by lower average daily rates across most of INSW’s fleet sectors. We achieved an Adjusted EBITDA (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition) of $583.3 million in 2024 compared to $723.8 million in 2023.

In addition, we continued to further enhance our strong balance sheet by increasing total liquidity to $632.2 million from $601.2 million at the end of 2023, and ended the year with 45% (i.e., 35 vessels) of our fleet unencumbered, a net loan to value ratio of 15.5%, and a net debt-to-capital ratio of 22.2%. We made approximately $338.8 million in capital investments for vessel and other property purchases, vessel improvements, vessel construction and drydocking. We also returned capital to our shareholders through cash dividends totaling $284.4 million and $25.0 million in repurchases of our common stock.

During 2024, we continued to focus on (i) maximizing our fleet’s earning potential through safe and reliable operations, opportunistic charter-ins/charter-outs, and sales and purchases of vessels, (ii) building on our track record as a disciplined capital allocator, and (iii) executing transactions that would ultimately unlock the value of our shares to investors.

We executed these goals during 2024 by:

●	Building on our track record as a disciplined capital allocator

o	In a cyclical business such as ours, we believe that capital allocation is not a formula embedded in a financial metric but levers that we pull at the right times in the cycle. We have a track record of buying vessel assets at low points, voluntarily decreasing our leverage and returning a substantial amount of cash to shareholders.
o	We paid out $309.4 million in returns to our shareholders during 2024.

International Seaways, Inc.

●	Maintaining our fleet optimization program:

o	We sold one 2009-built MR and two 2008-built MRs, resulting in net proceeds of approximately $72 million after fees and commissions. We recognized total gains of approximately $41.3 million on these sales.
o	We purchased four 2015-built MRs and two 2014-built MRs en bloc for an aggregate price of $232 million. Eighty-five percent of the purchase price consideration was funded from available liquidity and the balance of fifteen percent with the issuance of the Company’s common stock.
o	We declared options to build two additional dual-fuel ready LR1 product carriers at the same shipyard where our other four newbuild LR1s were contracted. The six LR1s are contracted for delivery between the second half of 2025 and the third quarter of 2026. The total construction cost for the vessels will be approximately $359 million, which will be paid for through a combination of long-term financing and available liquidity.
o	We opportunistically locked in $83.2 million of minimum revenues (before reduction for brokerage commissions) on non-cancelable time charters for one LR2 and two MRs with charter expiry dates ranging from January 2027 to April 2027. At December 31, 2024, the remaining future minimum revenues under these charters (approximately $69.0 million), when aggregated with the remaining future minimum revenues (excluding any applicable profit share) under time charters entered into in previous years, totaled approximately $309.6 million.
o	We entered into an agreement under which we agreed to sell one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and purchase three 2015-built MRs from the same counterparty for an aggregate purchase price of $119.5 million, resulting in a net cash outflow of $2.9 million. One of the MRs was delivered to the Company on December 30, 2024 and the sale and purchase transactions on the four remaining vessels closed between January and February 2025.

●	Executing a number of liquidity enhancing, deleveraging and financing diversification initiatives, including:

o	We prepaid the outstanding principal balance of $20.3 million and terminated the ING Credit Facility.
o	We entered into an agreement to amend and extend our existing $750 Million Credit Facility, under which we had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million at March 31, 2024. The new agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures in January 2030. By entering into the $500 Million Revolving Credit Facility we have (i) eliminated $19.5 million in mandatory quarterly debt repayments since the balance drawn on closing is not required to be repaid until maturity, (ii) reduced cash break evens by over $3,000 per day, (iii) extended the maturity profile of the facility from 2027 to 2030, and (iv) reduced future interest expense through a margin reduction of over 85 basis points.

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

International Seaways, Inc.

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. As of December 31, 2024, we participated in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Maersk Tankers Suezmax Pool (“MAERSK”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), Norden Tanker Pool (“NTP”) and Aframax International Pool (“AI”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2024, we had three VLCCs, one Suezmax, one Aframax, one LR2 and eight MRs on time charters expiring between February 2025 and April 2030. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Actively manage our fleet to maximize return on capital over market cycles.

We will continue to actively manage the size and composition of our fleet through opportunistic accretive acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets and renew our fleet. Using our commercial, financial and operational expertise, we will continue to execute our plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels, resales or newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to continue to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities have and will continue to help us maintain a balanced, high-quality and modern fleet of crude oil and refined product vessels with an enhanced return on invested capital. We believe our balanced and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the international market.

Maintain an appropriate and flexible financial profile.

We seek to maintain a strong balance sheet and prudent financial leverage with sufficient liquidity that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2024, we maintained what we believe to be reasonable financial leverage for the current point in the tanker cycle. As of December 31, 2024, we had total liquidity on a consolidated basis of $632.2 million, comprised of $157.5 million of cash and short-term investments and $474.7 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 15.5% and 22.2%, respectively.

Sustainability and governance initiatives

We are committed to fulfilling our mission of transporting energy safely and efficiently to customers around the world using well-maintained assets operated by dedicated crews in a diligent and environmentally sustainable manner. We are acutely aware of our role as a crude and petroleum products transporter in a world gradually transitioning to cleaner energy sources. While we believe that oil will continue to play a significant role in the global energy landscape during this transition, we are committed to supporting and adapting to the shift toward cleaner energy. We welcome and support efforts, such as those led by the Task Force on Climate-related Financial Disclosures (“TCFD”), to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities particular to our industry. The Company’s governance, strategy, risk management and performance monitoring efforts in this area are evolving and will continue to do so over time. We have disclosed certain information relating to sustainability and governance on our website, including our Sustainability Disclosure Report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, and recommendations provided by the TCFD. The report includes information on how we monitor, manage and perform on material sustainability and governance issues in the face of increasing expectations and regulations. Our Sustainability Disclosure Report may be found on our website at www.intlseas.com and is not incorporated by reference into this Annual Report.

Governance – Our Board of Directors (the “Board”), which had nine members as of December 31, 2024, including seven independent members, has experts in shipping and compliance and engages in regular discussions relating to environmental matters and the

International Seaways, Inc.

Company’s response to climate change-related risks and opportunities. During 2024, the Board established a committee of the Board to assist the Board in fulfilling its sustainability oversight responsibilities with respect to Environmental and Social policies, strategies and programs. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board.

Strategy – We are committed to sustainability and governance practices as a part of our core culture. To achieve our goals, we have taken actions which include:

-	The establishment of a Performance and Sustainability team that is tasked with both educating the organization as well as putting in place programs and initiatives to expand our decarbonization efforts;
-	The continuing implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption and CO2 and GHG emissions;
-	The inclusion of a sustainability-linked pricing mechanism in both the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility. The mechanism has been certified by an independent, leading firm in sustainability and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s industry reduction targets in GHG emissions by 2050 (as per the 2023 IMO Strategy on Reduction of GHG Emissions from Ships). This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available. In addition to this GHG reduction measure, the pricing mechanism in the $500 Million Revolving Credit Facility also includes key performance indicators relating to crew safety and investment by the Company aimed at improving energy efficiency and the reduction of emissions;
-	Participation in ITOPF (formerly known as the International Tanker Owners Pollution Federation), the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 220 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	Membership in the Society for Gas as a Marine Fuel, an organization providing expertise on the use of low and zero carbon marine fuels;
-	Membership on the steering committee of Together in Safety, an industry consortium connecting the maritime sector to improve safety performance;
-	Participation on the steering committee of the All Aboard Alliance, which aims to make the maritime industry more diverse and inclusive and to ensure equitable opportunities for everyone;
-	Participation in the North American Marine Environmental Protection Association;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to improve working conditions for seafarers by increasing transparency around mental health, connectivity, shore leave, and work/rest hours;
-	Participation as a signatory to the Gulf of Guinea Declaration on the Suppression of Piracy, which has been signed by more than 500 organizations across the maritime industry and sets out a series of steps to help decrease and end the threat of piracy in the Gulf of Guinea;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;
-	Specific consideration of overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to consider for disposition, in order to reduce our fleet’s contribution to GHG emissions; and

International Seaways, Inc.

-	Our continued commitment to practice environmentally and socially responsible ship recycling. Stoppage of work until identified unsafe working conditions are rectified and improvements in procedures for materials handling were some of the positive takeaways noted from our most recent recycling projects.

Additionally, we are developing a plan to meet the IMO’s 2050 and interim GHG emissions targets. The pathway to achieve these targets includes short-term, mid-term and long-term components, such as:

-	We have embarked on a significant Fleet Decarbonization Project to enhance and align our sustainability strategy with stakeholder expectations. We are undertaking a comprehensive assessment of the future readiness and decarbonization capabilities of our vessels. This project will set the foundation for a robust formalized transition plan, ensuring that our fleet is well-prepared to meet the demands of a low-carbon future.
-	We completed the construction of our three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard during 2023. We expect these tankers to be well suited to adhere to future environmental regulation throughout their life.
-	We are currently constructing six dual-fuel ready LR1s, as discussed in the “2024 in Review” section above.
-	We have installed, and placed a number of additional orders for, energy savings devices such as wake improvement ducts, propellor boss cap fins (PBCFs), and advanced hull coatings which significantly reduce our carbon footprint and adhere to future environmental regulations.
-	We are actively studying other technologies, such as e-fuels and carbon capture, which are not yet mature, or available at scale, but could prove to be an important part of achieving the industry’s decarbonization ambitions.

Risk Management – Due to the nature of our business, environmental and climate change-related risks are included in key risks discussed at the Board of Directors level. What we believe to be the most significant of such risks are described in the “Item 1A – Risk Factors” section below.

Metrics and Targets – As a part of the actions described in the “Strategy” section above, we are working to meet the carbon efficiency targets included in our sustainability-linked loans and to continue to establish other appropriate metrics by which to measure our performance and drive improvement.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2024, our operating fleet consisted of 78 vessels, 63 of which were owned and 15 of which were chartered in (including 13 vessels under bareboat charters pursuant to sale and leaseback arrangements which are deemed to be financing arrangements). Vessels chartered-in include two time charters. The Company is subject to purchase obligations for 10 of the vessels under sale and leaseback financing arrangements at the end of each bareboat charter. See Note 15, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information

International Seaways, Inc.

relating to the Company’s chartered-in vessels. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception, as well as any workboats chartered-in by our Crude Tankers Lightering business.

			Total at December 31, 2024
Vessel Fleet and Type	Vessels Owned	Vessels Chartered-in	Number	Total Dwt
Operating Fleet
Crude Tankers
VLCC	4	9	13	3,910,572
Suezmax	13	—	13	2,061,754
Aframax	4	—	4	452,375
Total	21	9	30	6,424,701
Product Carriers
LR2	1	—	1	112,691
LR1	6	2	8	596,092
MR	35	4	39	1,951,516
Total	42	6	48	2,660,299
Total Owned and Operated Fleet	63	15	78	9,085,000
Newbuild Fleet
LR1	6	—	6	441,600
Total Newbuild Fleet	6	—	6	441,600

Total Operating and Newbuild Fleet	69	15	84	9,526,600

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2024, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

International Seaways, Inc.

The table below summarizes the pool deployment of our conventional tanker fleet as of December 31, 2024:

(a)	We took delivery of a 2015-built MR on December 30, 2024 and the vessel went on to its scheduled drydock. The vessel will join Clean Products Tankers Alliance Pool after the completion of drydock in 2025.

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 86% of the Company’s aggregate TCE revenues in 2024 compared to 91% in 2023. Accordingly, the Company’s shipping revenues are significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

International Seaways, Inc.

Time Charter Market

Time charters constituted 14% and 9% of the Company’s TCE revenues in 2024 and 2023, respectively. As of December 31, 2024, we had three VLCCs, one Suezmax, one Aframax, one LR2 and eight MRs deployed on non-cancelable time charters expiring between February 2025 and April 2030. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General,” for further information on the future minimum revenues, before reduction for brokerage commissions, expected to be received on our non-cancelable time charters.

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

In addition to regular maintenance and repair, crews onboard each vessel and shoreside personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

HUMAN CAPITAL MANAGEMENT AND EMPLOYEES

As of December 31, 2024, we had 2,824 employees comprised of 2,757 seafarers employed on our fleet and 67 shoreside staff.

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

To facilitate the recruitment, development and retention of our valuable seafarers and shoreside employees, we strive to make INSW an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

Talent Development

To support the advancement of our employees, we offer training and development programs encouraging advancement from within. We leverage both formal and informal programs to identify, foster, and retain top seafarer and shoreside talent. On average, our seafarers have worked for us for more than 10 years and more than half of our shore-based employees have worked for us for at least 16 years. For our seafarers, ongoing training is integral to conducting safe operations and keeping employees engaged. One key part of our training regimen is our crew conferences. Senior leaders from the Company, our fleet and our third-party managers spend three days with up to 100 seafarers from across our fleet, representing all ranks and nationalities. During the conferences, the seafarers are updated on new policies, regulations, and procedures.  Interactive learning sessions and team building exercises are used to foster communication and shared learnings. Day long training sessions are capped off with a social agenda that celebrates successes during the year and includes the presentation of awards for long time service with the Company. This presents management with both an opportunity to teach and to learn and provides everyone with an excellent networking opportunity.

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

Broad-based workforce

We are committed to attracting a talented, experienced and broad-based workforce. We believe unique ideas and perspectives fuel innovation and our differences make us stronger and better. We value difference in gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, thought, and more across the globe. We recognize the importance of teams from different backgrounds and a broad-based culture in driving innovation and competitiveness.

Our Board of Directors and executive management team each represent a broad spectrum of backgrounds and perspectives. We believe that our nine member Board of Directors (three of whom are women and one of whom is an underrepresented minority) and our seven member executive leadership team (two of whom are women and one of whom is an underrepresented minority) are varied by ethnic heritage, non-U.S. place of birth, or gender and reflect our ongoing commitment to hiring, developing, and retaining talent from different backgrounds.

	As of December 31, 2024
	Female	Male
Shoreside Employees	26	41
Seafarers	3	2,754
Total Employees	29	2,795

	As of December 31, 2024
	Female	Male
Board of Directors(a)	3	6
Non-Director Senior Management	—	5
Non-Director Senior Management Direct Reports	25	36
(a)	Includes our CEO who is also a member of the Board of Directors

We recognize the need to address gender representation in our industry. While we take pride in the wide range of nationalities represented among our seafarers, we acknowledge that our crews are almost entirely male. Unfortunately, this gender disparity is not unique to our company but prevalent across the broader shipping industry, as only 2% of the crewing population is female, the majority of whom sail in the cruise and leisure segments. We are committed to overcoming hurdles to women’s career opportunities at sea, ensuring safety, and fostering an environment in which all people can thrive.

International Seaways is a founding member of the Global Maritime Forum’s All Aboard Alliance, a transformative industry initiative aimed at fostering a broad-based workforce both ashore and at sea. As part of this significant commitment, we actively participate in the Diversity@Sea project, a focused endeavor dedicated to enhancing career opportunities for women in the maritime industry.

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

Our commitment to safety also extends to our continued response to changes in how we work and collaborate shoreside. In 2024, we have maintained the hybrid work schedule introduced in 2022, taking into account collaboration, convenience and work-life balance for our shoreside employees.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change (“UNFCCC”) forged a new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries assessed their collective programs toward achieving

International Seaways, Inc.

the goals of the Paris Agreement in 2023 and agreed to reassess such programs every five years thereafter, referred to as the global stock take, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement. The United States rejoined the Paris Agreement in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level target of 50-52% reduction from 2005 levels in economy wide net GHG pollution by 2030. However, in January 2025, President Trump directed the United States to withdraw from the Paris Agreement by an Executive Order. In November 2021, at UNFCCC’s COP26 in Glasgow, new initiatives to incorporate shipping in the climate change framework were proposed. These proposals remain either voluntary among countries or represent efforts towards building consensus for further work within the maritime industry. In particular, at COP26, a coalition of 19 countries including the United Kingdom and the United States signed the Clydebank Declaration to support and facilitate the establishment of at least six green shipping corridors – zero emission maritime routes between two or more ports -- by 2025, with a view toward increasing the number of green corridors over the longer term. The Declaration noted that voluntary participation by operators would be essential. As of October 2024, 62 green corridor initiatives have been announced, six of which had moved to the preparation stage.

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

At the MEPC 76 in June 2021, the IMO, taking into account the findings of the Fourth GHG Study, adopted short-term measures that became effective in 2023 to implement its stated goals of reducing carbon dioxide emissions from international shipping by 40% by 2030 and 70% by 2050, and GHG emissions from international shipping by 50% by 2050. The new measures will require ships to calculate their Energy Efficiency Existing Ship Index (“EEXI”) and to establish their annual operational carbon intensity indicator (“CII”) that links the GHG emissions to the amount of cargo carried over distance traveled. Ships with low ratings are required to submit corrective action plans.

MEPC 78 in June 2022 marked a significant step towards achieving net-zero greenhouse gas emissions in the shipping industry by reiterating the commitment to revise the initial IMO GHG strategy with a strengthened ambition to reach net-zero emissions by around 2050, while also discussing and developing mid-term measures to achieve this goal; essentially, IMO signaled a strong push for the maritime industry to transition towards net-zero emissions by 2050. The main focus of MEPC 78 was to further develop plans for revising the initial IMO GHG strategy, aiming to include more ambitious targets for reducing emissions, including a pathway to net-zero emissions by 2050. The committee discussed and approved further development of a “basket of candidate mid-term GHG reduction measures,” which could include technical and carbon pricing elements to facilitate the transition towards net-zero. MEPC 78 acknowledged the need for more information regarding the readiness and availability of low- and zero-carbon marine fuels and technologies to support the revision process. The revised strategy was adopted in July 2023 at MEPC 80. Supporting technical and economic measures are still under development.

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

International Seaways, Inc.

IMO has developed similar MRV regulations that became effective on March 1, 2018 and the first reporting period was for the full year 2019. In July 2021, the EU issued draft legislation that from 2023 to 2026 would phase in GHG emissions from shipping into its established Emissions Trading Scheme (“ETS”) and require the purchase of allowances reflecting the emissions. In December 2022, the EU Council and Parliament agreed to include maritime shipping emissions in the EU ETS, with a gradual introduction of obligations for shipping companies to surrender allowances: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. It was also agreed to include non-carbon dioxide emissions (methane and nitrous oxide) in the MRV scheme from 2024 and in the EU ETS from 2026. The Company cannot predict the specific impacts of the EU ETS on the shipping industry as a whole. To date, the EU ETS has not had a material impact on the Company because the Company has been able to pass on the cost of the emissions allowances contractually to charterers.

In an effort to further reduce GHG emissions from the maritime sector, the EU has introduced the FuelEU Maritime regulation, which came into effect on January 1, 2025. This regulation imposes annual penalties on vessels trading to and from European ports based on their GHG emissions, which are determined by the fuel consumed and the length of the voyage.

The FuelEU Maritime regulation is designed to incentivize the use of low-emission fuels by providing reduced penalties for vessels operating on alternative fuels such as LNG, biofuels, ammonia and other low-carbon alternatives. The penalties increase progressively over time, with vessels operating on LNG expected to remain largely unaffected until approximately 2035. Additionally, the regulation allows vessel owners to offset emissions across their fleet, enabling them to pool credits and deficits between over-performing and under-performing vessels.

Similar to the EU ETS, most vessel owners are incorporating contractual provisions in their charterparties to pass on FuelEU Maritime liabilities to charterers. This measure aims to ensure that compliance costs associated with the regulation are allocated appropriately within the commercial framework of vessel operations.

The Company cannot predict the precise financial or operational impact of FuelEU Maritime on the shipping industry or on the Company at this time. However, as the regulation evolves and penalties increase, it is expected to influence fuel choices, where and how vessels are fixed and contractual negotiations between vessel owners and charterers.

In the United States, pursuant to U.S. Supreme Court decisions in 2007 and 2014, the U.S. Environmental Protection Agency (“EPA”) has authority to regulate GHG emissions under the U.S. Clean Air Act. Although the EPA has promulgated certain regulations relating to GHG emissions, to date the regulations proposed and enacted by the EPA have not involved ocean-going vessels. The EPA does participate in the U.S. delegation to the IMO and the Biden administration had committed to participating more actively in international efforts to control GHG emissions, including the IMO’s; however, it is not expected that such efforts will continue under the Trump administration.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 24, 2025 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “U.S. Environmental and Safety Regulations and Standards - Liability Standards and Limits” below.

International Seaways, Inc.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $174 per ton of the vessel’s tonnage, with a maximum liability of $18.2 million. Under the 1992 Protocol, the liability of the owner is limited to $3.9 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $587 per gross ton thereafter, with a maximum liability of $77.8 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $5.9 million plus $822 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, with a maximum liability of $116.9 million subject to the exceptions discussed above for the 1992 Protocol.

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

International Seaways, Inc.

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

International Seaways, Inc.

More stringent Tier III emission limits are applicable to engines installed on a ship constructed on or after January 1, 2016 operating in ECAs. NOx emission Tier III standards came into force on January 1, 2016 in ECAs, and require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre-2016 levels.

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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are “responsible parties” who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. On December 9, 2022, USCG issued a final rule, effective March 23, 2023, increasing the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull to the greater of $2,500 per gross ton or approximately $21.5 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, to the greater of $1,300 per gross ton or approximately $1.1 million per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels that carry hazardous substance as cargo or residue.

International Seaways, Inc.

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

In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred. The State of California’s Lempert-Keene-Seastrand Oil Spill Prevention and Response Act requires vessels of a specified size and oil carrying capacity that operate in California waters to have a California State certificate of financial responsibility (“COFR”) equal to at least $2 billion and imposes certain criminal fines in the event of an oil spill.

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

OPA 90 requires training programs and periodic drills for shoreside staff and response personnel and for vessels and their crews. INSW’s third-party technical managers conduct such required training programs and periodic drills.

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

International Seaways, Inc.

The current VGP identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. In December 2018 Congress enacted the Frank LoBiondo Coast Guard Authorization Act of 2018, which included the Vessel Incidental Discharge Act (“VIDA”). VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Under VIDA, the EPA was designated the government agency responsible for establishing national standards of performance for U.S. ballast water regulations, and the USCG was assigned the responsibility for implementing, monitoring and enforcing those standards pursuant to regulations to be developed. In September 2024, the EPA finalized the performance standards, giving the USCG two years to develop implementation, compliance, and enforcement regulations. Once the USCG publishes corresponding implementing regulations under VIDA (anticipated in 2026), the discharge of ballast water in the navigable waters of the United States will no longer be subject to the VGP. In the meantime, the current VGP and regulations remain in effect.

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

International Seaways, Inc.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean-going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel in auxiliary diesel and diesel-electric engines, main propulsion diesel engines and auxiliary boilers. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil or marine diesel oil with a sulfur content at or below 0.1% sulfur and does not allow compliance via scrubbers. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

Vessels calling at California ports (Ports of Los Angeles, Long Beach, Oakland, San Diego, San Francisco and Hueneme) must turn off auxiliary engines in port and connect the vessel to shoreside power, a process known as cold ironing. In August 2020, the California Air Resources Board (“CARB”) announced expansion of its existing at-berth air emissions requirements. These changes require all ocean-going vessel operators and terminal operators to report each visit made to any California marine terminal and will require that ships at berths in California ports operate with either shoreside power or with CARB-approved emission controls on auxiliary engines and boilers for the duration of the visit, unless the visit qualifies for an exception or an alternative compliance option is used. Reporting requirements for all vessel types began in 2023. As of January 1, 2025, tanker vessels visiting terminals in the Ports of Los Angeles and Long Beach are subject to the updated at-berth air emissions requirements. These updated requirements become effective for all tanker vessels at other California ports in 2027.

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

International Seaways, Inc.

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

International Seaways, Inc.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $8.9 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2024, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

In 2024 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and the corresponding Treasury regulations. For 2025 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption.

International Seaways, Inc.

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

To the extent the Company (a) has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and (b) substantially all of the Company’s U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a recurring schedule of voyages that begin or end in the U.S., the Company’s U.S. source shipping income, together with other U.S. source income, is considered to be effectively connected income.  Currently, income effective connected with such a trade or business is subject to U.S. federal corporate income tax imposed at a 21% rate and the Company may also be subject to a 30% branch profits tax on such income.  The Company does not have any vessel with recurring voyages that begin or end in the U.S. on a regularly scheduled basis.  Therefore, the Company believes that none of its U.S. source shipping income constitute effectively connected income.

Global Minimum Tax

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued Model Rules for implementation of a 15% minimum tax for multinational enterprises as part of its initiative intended to address the tax challenges arising from globalization. A number of countries have adopted the OECD’s minimum tax rules and have implemented these rules or local versions of these rules effective January 1, 2024. None of the Company’s subsidiaries are domiciled in such jurisdictions as of December 31, 2024. The application of the rules continues to evolve, and the adoption of these rules by countries in which subsidiaries of the Company are domiciled may alter our tax obligations in certain jurisdictions in which we operate. We continue to evaluate the impact of these rules and are currently evaluating a variety of mitigating actions to reduce the potential impact.

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

Risks Related to Our Industry

●	The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.
●	The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.
●	Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.
●	Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built vessels, without a commensurate shift in demand for such vessels, may cause spot chart rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.
●	Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.
●	Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.

International Seaways, Inc.

●	The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.
●	INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.
●	Acts of piracy on ocean-going vessels, terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran–backed Houthi militants in Yemen, could adversely affect the Company’s business.
●	The war between Russia and Ukraine could adversely affect INSW’s business.
●	Public health threats could adversely affect INSW’s business.

Risks Related to Our Company

●	INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.
●	The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.
●	INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.
●	The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain its vessels, which depend on additional financing.
●	The Company depends on third-party service providers for technical and commercial management of its fleet.
●	INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.
●	INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.
●	Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.
●	INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.
●	The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.
●	Operational costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events related to secondhand vessels and the consolidation of suppliers.
●	The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.
●	The Company may face unexpected drydock costs for its vessels.
●	Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.
●	The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems and those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.
●	INSW’s revenues are subject to seasonal variations.
●	Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.

Risks Related to Legal and Regulatory Matters

●	Climate change and greenhouse emissions may adversely affect our operating results.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our sustainability and governance policies may impose additional costs on us or expose us to additional risks.
●	Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases (“GHGs”), may adversely affect INSW’s business.
●	The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

International Seaways, Inc.

●	The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the United States (“U.S.”), the UN, the United Kingdom, or the EU, which could negatively affect the trading price of the Company’s common shares.
●	The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.
●	Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.
●	Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operation and available cash.
●	We may be subject to U.S. federal income tax on U.S. source shipping income, which could reduce our net income and cash flows.
●	U.S. tax authorities could treat us as a “passive foreign investment company”, which could have adverse U.S. federal income tax consequences to U.S. shareholders.
●	Pending and future tax law changes may result in significant additional taxes to us.

Risks Related to the Common Stock

●	We are incorporated in the Marshall Islands, which may have fewer rights and protections for shareholders than under a typical jurisdiction in the United States.
●	It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	The market price of the Company’s securities may fluctuate significantly.
●	Our Amended and Restated Rights Plan may discourage, delay or prevent a change of control of the Company or changes to our management and, therefore, depress the market price of our Common Stock.
●	Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing shareholders’ interests in the Company.
●	INSW may not continue to pay cash dividends on its Common Stock.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2024, 2023 and 2022, INSW derived approximately 86%, 91% and 96%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.” Furthermore, recent geopolitical instability and weather conditions have significantly benefitted the Company’s financial results by increasing tanker demand in 2022 and 2023. This increased demand remained at an elevated level in 2024. There can be no certainty as to when such geopolitical instability and weather conditions will normalize, and any such normalization could cause tanker rates to decline significantly.

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

International Seaways, Inc.

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

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding order book of all classes of tankers (representing vessels in various stages of planning or construction that will be delivered in the future) equaled approximately 14%, 7% and 4% as of each of December 31, 2024, 2023 and 2022.

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

International Seaways, Inc.

During the second half of 2024, tanker values decreased, primarily because of lower TCE rates (resulting in part from reduced demand for oil transported on sanction compliant vessels, in particular reduced demand from China). If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company recorded a vessel impairment charge of $8.7 million during 2024.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and recycling prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented approximately 14% and 7% of the existing world tanker fleet as of each of December 31, 2024 and 2023. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters.  In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities.  Political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region, in the Black Sea in connection with the war between Russia and Ukraine and in the Red Sea and the Gulf of Aden in connection with the Israel/Gaza conflict resulting from attacks by Iran-backed Houthi militants based in Yemen, respectively. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf.  Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least two vessels have been seized by Iran.  Further the war between Russia and Ukraine and the Israel/Gaza conflict have resulted in attacks on commercial vessels in the Black Sea, Red Sea and Gulf of Aden in the 2022 – 2025 period. None of these attacks or seizures have involved the Company’s vessels. To date, these attacks and vessel seizures, while increasing the costs of the Company conducting its business to a limited extent, have not had a material adverse effect on INSW’s business, financial condition, results of operations and cash flow but no assurance can be given that continued vessel attacks or seizures will not do so.

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

As of December 31, 2024, INSW had approximately $688 million of outstanding indebtedness (including finance lease obligations), net of discounts and deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

International Seaways, Inc.

The Company’s $500 Million Revolving Credit Facility and $160 Million Revolving Credit Facility contain customary representations, warranties, restrictions and covenants including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels under each facility will not be less than 135% of the aggregate outstanding principal amount of each facility. Certain of the Company’s lease financing arrangements also contain similar financial covenants.

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

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently has newbuilding construction contracts for the purchase of six dual fuel LNG ready LR1s which provide for installment payments of the purchase price to be made by the Company as the vessels are being built. If the Company is unable to fulfil its obligations under such contracts, the shipyard constructing such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired

International Seaways, Inc.

vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 86% of INSW’s aggregate TCE revenues in the year ended December 31, 2024, 91% in 2023 and 96% in 2022. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

International Seaways, Inc.

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2024, INSW employed 14 of its vessels on time charters, with expiration dates ranging between February 2025 and April 2030. The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2024, nine of the Company’s 13 VLCCs participate in the TI pool; 12 of its 13 Suezmaxes participate in the Maersk Tankers pool; three of the Company’s four Aframaxes participate in the Aframax International pool; all eight of its LR1s participate in the PI pool; and 30 of the 39 MRs participate in the CPTA pool or NTP pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the implementation of the EU Emission Trading System), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2024, the weighted average age of the Company’s total owned and operated fleet was 11.0 years (which excludes the six dual fuel LNG ready LR1s under construction and contracted for delivery to the Company during the third quarter of 2025 through the third quarter of 2026). In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

Our business consists of transporting crude oil and refined petroleum products. Regulatory changes and growing public concern about the environmental impact of climate change may lead to reduced demand for crude oil and refined petroleum products and decreased demand for our services, while increasing or creating greater incentives for use of alternative energy sources. We expect regulatory and consumer efforts aimed at combating climate change to intensify and accelerate. Although we do not expect demand for oil to decline dramatically over the short-term, in the long-term climate change likely will significantly affect demand for oil and for alternatives. Any such change could adversely affect our ability to compete in a changing market and our business, financial condition and results of operations. Further, no assurance can be given that capital expenditures we make to comply with existing or proposed environmental regulations or strategies that we adopt with respect to changes in demand for crude oil or refined petroleum products or in demand for our services will be successful.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our sustainability and governance policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their sustainability and governance policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on such practices and, in recent years, have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to these matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s practices. Diminished access to capital could hinder our growth. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for these issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and their business, financial condition and share price may be adversely affected.

We may face increasing pressures from investors, lenders and other market participants, which are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent procedures or standards so that our existing and future investors remain invested in us and make further investments in us, especially given our business of transporting crude oil and refined petroleum products.

International Seaways, Inc.

In addition, we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging sustainability and governance requirements.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Ballast Water

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. Further, it is anticipated that in 2026 the

International Seaways, Inc.

USCG will implement regulations under VIDA at which time the discharge of ballast water in the navigable waters of the United States will no longer be subject to the VGP. See Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping.”

Greenhouse Gas Emissions

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

International Seaways, Inc.

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

International Seaways, Inc.

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2025 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own in the aggregate 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2025 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control and may result in significant additional taxes to us. For example, various governments and organizations such as the EU and Organization for Economic Co-operation Development (or the OECD) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. In January 2019, the OECD announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars”. Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. The Pillar Two Model Rules are designed to ensure that large multinational enterprises (MNEs)

International Seaways, Inc.

that have annual revenues of €750 million or more in at least two of the four fiscal years immediately preceding the tested fiscal year pay a minimum level of tax on the income arising in each jurisdiction where they operate. In October 2021, more than 130 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. The framework calls for law enactment by OECD and G20 members in 2022 to take effect in 2024 and 2025. Qualifying International Shipping Income is exempt from many aspects of this framework if the exemption requirements are satisfied. As currently drafted, the exemption requirements are limited to the extent strategic and/or commercial management of ships are carried on from within the jurisdiction in which the ship owning and revenue generating entity is domiciled. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules, which are generally consistent with the agreement reached by the framework in October 2021. On December 12, 2022, the EU member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on large multinational enterprises with revenues of at least €750 million, which became effective in 2024. A number of countries have adopted the OECD’s minimum tax rules and have implemented these rules or local versions of these rules effective January 1, 2024. None of the Company’s subsidiaries are domiciled in such jurisdictions as of December 31, 2024, however. these laws as enacted and implemented could result in additional tax imposed on us or our subsidiaries if we or our subsidiaries decide to do business from such jurisdictions in the future.

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

International Seaways, Inc.

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

During 2024, 2023 and 2022 INSW paid regular quarterly and supplemental cash dividends totaling $284.4 million or $5.77 per share, $308.2 million or $6.29 per share, and $69.8 million or $1.42 per share, respectively. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

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

International Seaways, Inc.

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

International Seaways, Inc.

the Company in detecting and preventing any potential cyberattack at an early stage by analyzing the log data and correlating that with the latest threat intelligence.

◾	End Point Security: We allow access to all information assets only from authorized and standard devices (“endpoints”). All endpoints have a next-generation anti-virus tool installed that uses a combination of artificial intelligence, behavioral detection, and machine learning algorithms to anticipate and prevent known and unknown threats. All endpoints also have an extended detection and response (“XDR”) tool installed that provides a proactive approach to threat detection and response by collecting and correlating data across multiple security layers. Alerts from all these tools are actively monitored and appropriate alerts/escalations are issued.

◾	Data Security: The core objective of our cybersecurity program is securing the Company’s sensitive data across all information assets while maintaining appropriate access for authorized personnel. To prevent any accidental data loss, we strictly follow the principle of “least privilege,” and limit users' access rights to only what is required to do their jobs. Further, all the disks are encrypted, and daily backups of all computers are maintained outside the Company’s network.

●	We maintain a detailed incident response plan to identify, manage, investigate, and remediate various types of cybersecurity incidents. This plan provides organizational and operational structures, processes, and procedures to allow responsible personnel to initiate and execute a proper response to cybersecurity incidents that may affect the function and security of IT assets, information resources, and business operations. The plan describes the processes for cybersecurity incident severity assessment, materiality determination, roles and responsibilities for the incident response team members, and necessary alerts and notifications.

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

International Seaways, Inc.

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

The CISO and other members of the IT security team actively participate in maritime-specific as well as other broader cybersecurity groups for collaboration on cyber resilience, threat intelligence sharing, and best practices exchange. All the members of the IT security team regularly undergo new training/certifications on cybersecurity and attend seminars/conferences related to cybersecurity to keep their knowledge and expertise current. The CISO meets with the Chief Executive Officer of the Company monthly, and more frequently if warranted, to provide updates on cybersecurity programs, threats, and incidents.

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

At December 31, 2024, the Company owned or operated an aggregate of 78 vessels, which included 15 chartered-in vessels. See tables presented under Item 1, “Business—Fleet Operations.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2024
First Quarter	$ 54.27	$ 46.59
Second Quarter	$ 65.13	$ 51.33
Third Quarter	$ 60.19	$ 47.67
Fourth Quarter	$ 54.30	$ 32.46

2023
First Quarter	$ 52.88	$ 33.29
Second Quarter	$ 42.47	$ 35.30
Third Quarter	$ 46.72	$ 35.91
Fourth Quarter	$ 49.67	$ 40.97

As of February 20, 2025, there were 51 stockholders of record of the Company’s common stock.

During 2024, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $284.4 million or $5.77 per share as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64.7 million
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86.9 million
August 6, 2024	September 11, 2024	September 25, 2024	$0.12	$1.38	$73.8 million
November 6, 2024	December 13, 2024	December 27, 2024	$0.12	$1.08	$59.0 million

On February 26, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.58 per share of common stock, both payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

International Seaways, Inc.

Purchase and Sale of Equity Securities

The following is a summary of the purchases, excluding commissions, made under the Company’s stock repurchase program during the three years ended December 31, 2024:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost
2024	501,646	$49.81	$25.0 million
2023	366,483	$38.03	$13.9 million
2022	687,740	$29.08	$20.0 million

The Company has had a stock repurchase program since 2017. Under the program, the Company can opportunistically repurchase shares of the Company’s common stock (up to the authorized program limits) from time to time, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board. In November 2024, the Company’s Board of Directors authorized an increase in the share purchase program to $50.0 million from $25.0 million, which was the remaining authorization after the open-market purchases that occurred during the third quarter of 2024. Accordingly, as of December 31, 2024, the remaining buyback authorization under the Company’s stock repurchase program expiring on December 31, 2025, was $50.0 million or 1,391,207 shares based on the December 31, 2024 closing price of the stock. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

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

On December 20, 2023, the Company adopted an “at the market” offering program in connection with general corporate housekeeping and entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Evercore Group L.L.C. and Jefferies LLC, as our sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $100.0 million from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

We will designate the minimum price per share at which the common shares may be sold and the maximum amount of common shares to be sold through the sales agents during any selling period or otherwise determine such maximum amount together with the sales agents. Each sales agent will receive from us a commission of up to 3.0% of the gross sales price of all common shares sold through it as sales agent under the Distribution Agreement. In connection with the sale of common stock, each of the sales agents may be deemed an “underwriter” within the meaning of the Securities Act, and the compensation paid to the sales agents may be deemed to be underwriting commission.

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

International Seaways, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between January 1, 2020 and December 31, 2024 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TEN), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), CMB.Tech NV (CMBT), and the Company, referred to as the peer group index.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on January 1, 2020 and that all dividends were reinvested.

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

A detailed discussion of the 2023 to 2022 year-over-year changes is not included herein and can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2024 and 2023 we derived 53% and 51%, respectively, of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2024, the Company’s operating fleet consisted of 78 wholly-owned or lease financed and time chartered-in vessels aggregating 9.1 million deadweight tons (“dwt”). In addition to our operating fleet of 78 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 84 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 86% and 91% of our total TCE revenues in the spot market for the years ended December 31, 2024 and 2023, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2 and eight MRs as of December 31, 2024 are as follows:

(Dollars in millions)	Amount(1)
2025	$115.6
2026	79.6
2027	39.4
2028	34.0
2029	34.0
Thereafter	7.1
Future minimum revenues	$309.6
(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

International Seaways, Inc.

Russian-Ukraine Conflict

The ongoing military conflict in Ukraine has had a significant direct and indirect impact on the trade of crude oil and refined petroleum products. This conflict has resulted in the United States, United Kingdom, and the European Union, among other countries, implementing sanctions and executive orders against citizens, entities, and activities connected to Russia. Some of these sanctions and executive orders target the Russian oil sector, including a prohibition on the import of oil from Russia to the United States or the United Kingdom, and the European Union's ban on Russian crude oil and petroleum products which took effect in December 2022 and February 2023, respectively.

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

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2024 at 104.0 million barrels per day (“b/d”), up 1.5% from the same quarter in 2023. The estimate for global oil consumption for 2025 is 104.0 million b/d, an increase of 1.1% over the 2024 estimate of 102.9 million b/d. OECD demand in 2025 is estimated to remain unchanged at 45.7 million b/d, while non-OECD demand is estimated to increase by 1.9% to 58.3 million b/d.

Global oil production in the fourth quarter of 2024 was 102.9 million b/d, an increase of 0.1 million b/d from the fourth quarter of 2023. OPEC crude oil production averaged 26.7 million b/d in the fourth quarter of 2024, unchanged from the third quarter of 2024, and an increase of 0.2 million b/d from the fourth quarter of 2023. Non-OPEC production increased by 0.1 million b/d to 70.6 million b/d in the fourth quarter of 2024 compared with the fourth quarter of 2023. Oil production in the U.S. of 13.5 million b/d in the fourth quarter of 2024 increased by 2.0% from the third quarter of 2024 and by 2.3% from the fourth quarter of 2023.

U.S. refinery throughput decreased by 0.4 million b/d to 16.5 million b/d in the fourth quarter of 2024 compared with the third quarter of 2024. U.S. crude oil imports in the fourth quarter of 2024 increased by 0.2 million b/d to 6.4 million b/d compared with the fourth quarter of 2023, with imports from OPEC countries increasing by 0.1 million b/d and imports from non-OPEC countries increasing by 0.1 million b/d.

China’s crude oil imports for 2024 decreased 1.9%, or 0.2 million b/d, to 11.0 million b/d, compared with 2023. Excluding years impacted by COVID, this is the first annual decrease in Chinese crude oil imports in approximately 20 years.

OECD commercial crude inventories in the fourth quarter of 2024 decreased by 3.2%, or 43 million barrels, compared with the third quarter of 2024. OECD commercial product inventories in the fourth quarter of 2024 increased by 1.7%, or 24 million barrels, compared with the third quarter of 2024.

International Seaways, Inc.

During the fourth quarter of 2024, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 1.1 million dwt. The crude fleet increased by 0.5 million dwt, with VLCCs decreasing by 0.6 million dwt and Suezmaxes and Aframaxes increasing by 0.6 million dwt and 0.5 million dwt, respectively. The product carrier fleet increased by 0.6 million dwt, all in the MR fleet. Year-over-year, the size of the tanker fleet increased by 5.5 million dwt with the VLCCs decreasing by 0.6 million dwt and Suezmaxes, Aframaxes, and MRs increasing by 1.1 million dwt, 2.5 million dwt, and 2.5 million dwt, respectively. The LR1/Panamax fleet remained unchanged.

During the fourth quarter of 2024, the tanker orderbook increased by 2.9 million dwt overall compared with the third quarter of 2024. The crude tanker orderbook increased by 1.7 million dwt. The VLCC orderbook increased by 1.8 million dwt and the Suezmax orderbook decreased by 0.2 million dwt. The product carrier orderbook increased by 1.2 million dwt, with increases in the LR1 and MR sectors of 0.5 million dwt and 0.7 million dwt respectively. Year-over-year, the total tanker orderbook increased by 45.2 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, Panamaxes and LR1s of 18.8 million dwt, 5.5 million dwt, 8.3 million dwt, 2.6 million dwt and 10.0 million dwt, respectively.

Tanker rates in general held steady in the fourth quarter compared with the third quarter. VLCCs and Suezmaxes in particular saw some weakness toward the end of the fourth quarter. In January, newly announced sanctions on dark fleet tankers created some strength in these sectors, although it will take time to determine the actual impacts. The weaker Chinese economy remains an impediment to stronger rates, and political uncertainty could have an impact on rates, either positive or negative. Even so, rates remain significantly over cash breakeven levels, reflecting the continuing impact of the disruptions in trade flows on tanker demand.

RESULTS FROM VESSEL OPERATIONS

During 2024, income from vessel operations decreased by $160.2 million to $455.2 million from $615.4 million in 2023. Such decrease resulted principally from a year-over-year decrease in TCE revenues and increased depreciation and amortization and vessel expenses in the current year.

The decrease in TCE revenues in 2024 of $122.4 million, or 12%, to $933.1 million from $1,055.5 million in 2023 primarily reflects (i) a net aggregate rates-based decrease of $103.6 million resulting from lower average daily rates in the Crude tanker and LR1 fleets, partially offset by strengthened rates in the LR2 and MR sectors, and (ii) a $31.6 million days-based decline in the LR1 fleet due to a smaller time chartered-in portfolio and 133 more off-hire days during the current year, partially offset by (iii) a $10.7 million days-based increase in the VLCC fleet resulting from the delivery of three dual-fuel VLCC newbuilds between March 2023 and May 2023, and (iv) a $5.7 million increase attributable to the Company’s Lightering business.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2023 and 2024 by our Crude Tankers and Product Carriers fleet. See the “Operations and Oil Tanker Markets” discussion above for a description of the market factors that impacted the quarterly trend of spot rates during 2024.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
VLCC:
Average rate	$42,991	$44,736	$46,350	$29,711	$35,572
Revenue days	837	863	828	881	823
Suezmax:
Average rate	$47,318	$44,666	$45,045	$38,044	$29,700
Revenue days	1,006	998	1,001	1,014	1,023
Aframax:
Average rate	$43,952	$40,913	$31,450	$25,119	$31,212
Revenue days	256	222	190	186	276

International Seaways, Inc.

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
LR2
Average rate	$43,666	$51,027	$55,485	$—	$—
Revenue days	92	91	58	—	—
LR1
Average rate	$46,199	$66,310	$53,066	$46,899	$37,103
Revenue days	561	571	506	594	715
MR
Average rate	$31,493	$37,969	$35,007	$29,006	$21,488
Revenue days	2,738	2,546	2,597	2,685	2,520

See Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company’s segments, including reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to income before income taxes, as reported in the consolidated statements of operations.

Crude Tankers

(Dollars in thousands, except daily rate amounts)	2024	2023
TCE revenues	$437,095	$512,220
Vessel expenses	(130,107)	(115,708)
Charter hire expenses	(14,322)	(11,870)
Depreciation and amortization	(80,988)	(76,877)
Adjusted income from vessel operations (a)	$211,678	$307,764
Average daily TCE rate	$41,345	$49,619
Average number of owned vessels (b)	21.0	20.0
Average number of vessels chartered-in under leases	9.1	9.2
Number of revenue days (c)	10,572	10,323
Number of ship-operating days (d)
Owned vessels	7,686	7,300
Vessels bareboat chartered-in under leases (e)	3,294	3,337
Vessels spot chartered-in under leases (f)	49	19
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs and Aframaxes that secured lease financing arrangements during the periods presented. Between March and July 2023 the Company purchased the three remaining Aframaxes that it had been bareboat chartering-in under the purchase options contained in such charters, and accordingly, such vessels are not included in this category for 2024.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2024 and 2023 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $982 and $973 per day in 2024 and 2023, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for

International Seaways, Inc.

which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC:
Average rate	$39,011	$35,758	$45,483	$40,098
Revenue days	3,395	1,098	3,269	979
Suezmax:
Average rate	$39,303	$30,971	$51,293	$31,065
Revenue days	4,036	702	4,002	680
Aframax (1):
Average rate	$32,433	$38,518	$46,841	$38,566
Revenue days	873	365	1,182	164
(1)	During 2024, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Aframax International Pool. Additionally, during 2023 one Aframax was employed on a transitional voyage outside of the Dakota Tankers’ Aframax Pool. Such transitional voyages are excluded from the table above.

During 2024, TCE revenues for the Crude Tankers segment decreased by $75.1 million, or 15%, to $437.1 million from $512.2 million in 2023. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $90.5 million due to lower average daily blended rates in these sectors and (ii) a $3.7 million days-based decrease in the Aframax fleet, which reflected 87 more off-hire days in the current year. These decreases were partially offset by (iii) a $10.7 million days-based increase in the VLCC fleet, which reflected the delivery of three dual-fuel LNG VLCC newbuilds between March 2023 and May 2023, partially offset by 80 more off-hire days in the current year, (iv) a $5.7 million increase in the Crude Tankers Lightering business, and (v) a $2.7 million days-based increase in the Suezmax sector resulting from 45 fewer off-hire days in the current year.

Vessel expenses increased by $14.4 million to $130.1 million in 2024 from $115.7 million in 2023. The VLCC newbuild deliveries described above resulted in $3.2 million of incremental vessel expense in the current year. The remainder of the increase primarily reflects increased costs for repairs and renewals, off-hire fuel, transportation and crew. Charter hire expenses increased by $2.5 million to $14.3 million in 2024 from $11.9 million in 2023. The increase relates to the Crude Tankers Lightering business and reflects incremental spot chartered-in Aframax days for full-service jobs and an increased rate on two of the workboats being chartered-in. Depreciation and amortization increased by $4.1 million to $81.0 million in 2024 from $76.9 million in 2023 principally as a result of $3.0 million relating to the commencement of depreciation on the Company’s three dual-fuel LNG VLCC newbuilds.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $24.4 million for 2024 compared to $23.3 million for 2023. The increase reflects increased activity levels year-over-year, with 459 service support only lighterings and six full-service lighterings being performed during 2024 compared to the 438 service support only lighterings and two full-service lightering that were performed during 2023.

International Seaways, Inc.

Product Carriers

(Dollars in thousands, except daily rate amounts)	2024	2023
TCE revenues	$496,008	$543,299
Vessel expenses	(145,554)	(143,831)
Charter hire expenses	(15,517)	(27,534)
Depreciation and amortization	(68,452)	(52,160)
Adjusted income from vessel operations	$266,485	$319,775
Average daily TCE rate	$31,846	$33,518
Average number of owned vessels	40.2	39.4
Average number of vessels chartered-in under leases	5.2	6.9
Number of revenue days	15,575	16,209
Number of ship-operating days
Owned vessels	14,714	14,384
Vessels bareboat chartered-in under leases (a)	1,464	1,644
Vessels time chartered-in under leases	457	876

(a)	Represents MRs that secured lease financing arrangements during 2024 and an LR2 and MRs that secured lease financing arrangements during 2023.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2024 and 2023 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $850 and $797 per day in 2024 and 2023, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2024		2023
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2 (1):
Average rate	$53,159	$39,500	$35,842	$18,588
Revenue days	149	161	225	140
LR1 (2):
Average rate	$49,915	$—	$60,428	$—
Revenue days	2,386	—	2,826	—
MR (3):
Average rate	$30,887	$21,809	$29,479	$21,040
Revenue days	10,348	2,391	11,615	1,210
(1)	During 2023, the Company’s LR2 was employed on a transitional voyage in the spot market subsequent to the May 2023 expiry of its time charter and prior to joining the Hafnia LR2 Pool in July 2023.
(2)	In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During 2024 and 2023, two LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above.
(3)	During 2024 and 2023, certain of the Company’s MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in commercial pools. Such transitional voyages are excluded from the table above.

During 2024, TCE revenues for the Product Carriers segment decreased by $47.3 million, or 9%, to $496.0 million from $543.3 million in 2023. The reduction in TCE revenues was primarily as a result of (i) a $31.6 million days-based decrease in the LR1 fleet sector which reflects the impacts of a 419-day net decrease in time chartered-in days and 129 more off-hire days in the current year, (ii) a $24.8 million rates-based decrease in the LR1 sector due to lower average daily rates earned in the current year, (iii) a $1.6 million days-based decrease in the LR2 fleet due to 57 more off-hire days in the current year, and (iv) a $1.0 million days-based decrease in the MR sector, which reflects an increase of 179 off-hire days in the current year, significantly offset by 139 more owned vessel days in the current year. The increase in owned vessel days reflects the Company’s acquisition of six MRs between April 2024

International Seaways, Inc.

and May 2024, partially offset by the sales of six MRs between March 2023 and July 2024. Partially offsetting the TCE decreases described above was a $11.9 million aggregate rates-based increase in the MR and LR2 sectors due to higher average blended rates in the current year.

Vessel expenses during 2024 increased by $1.7 million to $145.6 million from $143.8 million in 2023. Such increase principally reflects higher LR1 drydock deviation costs, partially offset by a decrease in spares and repair costs in the MR fleet. Charter hire expenses decreased by $12.0 million to $15.5 million in 2024 from $27.5 million in 2023 primarily as a result of the year-over-year decrease in time chartered-in LR1 days described above. Depreciation and amortization increased by $16.3 million to $68.5 million in the current year from $52.2 million in the prior year. Such increase resulted from increased drydock amortization and the MR purchases and sales referenced above, as the acquired vessels have higher cost bases than the older vessels that were sold.

General and Administrative Expenses

During 2024, general and administrative expenses increased by $5.1 million to $52.6 million from $47.5 million in 2023. The primary drivers were comprised of (i) increased compensation and benefits costs of $1.8 million, $0.5 million of which relates to non-cash stock compensation, and an additional $0.5 million of which relates to the termination of a legacy retiree medical benefits plan, (ii) higher legal fees of $1.4 million, which were principally incurred in connection with a commercial dispute, (iii) $0.6 million of incremental IT spend, and (iv) increased travel and entertainment expense of $0.4 million. See Note 19, “Contingencies”, to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the commercial dispute referenced above.

Other Operating Expenses

See Note 17, “Other Operating Expenses,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on these expenses.

Other Income

Other income was $10.1 million for the year ended December 31, 2024 compared with $10.7 million for the year ended December 31, 2023. The current year includes $9.9 million of interest income compared to interest income of $13.9 million earned during 2023.The year-over-year decrease reflects the impact of a lower average balance of invested cash during 2024, attributable to the significant deleveraging initiatives completed during 2023, as well as a decrease in interest rates in anticipation of the Federal Reserve’s move to cut rates in the second half of 2024. The interest income in 2023 was partially offset by a $1.3 million loss on extinguishment of debt and a $2.7 million write-off of unamortized deferred financing costs. See Note 9, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information. The 2024 and 2023 periods also reflect net actuarial gains and currency gains or losses associated with the Company’s retirement benefit obligation in the United Kingdom. See Note 18, “Other Income,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2024	2023
Interest before items shown below	$57,962	$77,912
Interest cost on defined benefit pension obligation and other interest costs	787	982
Impact of interest rate hedge derivatives	(7,705)	(10,750)
Capitalized interest	(1,341)	(2,385)
Interest expense	$49,703	$65,759

Interest expense decreased in 2024 compared to 2023 as a result of (i) a reduction in the average outstanding principal balance under the $750 Million Term Loan Facility (which was amended and extended in April 2024), (ii) the repayment in full of the COSCO Lease financing in July 2023 and (iii) the repayment in full of the ING Credit Facility in April 2024, partially offset by post-delivery

International Seaways, Inc.

interest expense related to the BoComm Lease Financing. See Note 9, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

Income Tax Benefit/(Provision)

We qualified for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” for the tax year ended December 31, 2024. We will qualify for the Section 883 exemption for 2025 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own in the aggregate 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a U.S. federal income tax of four percent without allowance for deductions.

The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. During 2024 the Company decreased its reserve for uncertain tax liabilities for various jurisdictions by $1.1 million compared to a $3.6 million increase in such reserves during 2023.

See Note 11, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for further details on the income tax benefit/(provision) line.

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

International Seaways, Inc.

The following table reconciles net income, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2024	2023
Net income	$416,724	$556,446
Income tax (benefit)/provision	(1,084)	3,878
Interest expense	49,703	65,759
Depreciation and amortization	149,440	129,038
EBITDA	614,783	755,121
Third-party debt modification fees	168	568
Gain on disposal of vessels and assets, net of impairments	(32,657)	(35,934)
Provision for settlement of multi-employer pension plan obligations	1,019	—
Write-off of deferred financing costs	—	2,686
Loss on extinguishment of debt	—	1,323
Adjusted EBITDA	$583,313	$723,764

International Seaways, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of December 31, 2024, we had total liquidity on a consolidated basis of $632.2 million comprised of $157.5 million of cash and $474.7 million of undrawn revolver capacity.

Working capital at December 31, 2024 and 2023 was $245.4 million and $269.5 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments, which are time deposits with original maturities of between 91 and 180 days, and receivables. Current liabilities include current installments of long-term debt of $50.1 million and $127.4 million at December 31, 2024 and 2023, respectively.

The Company’s total cash increased by $30.7 million during the year ended December 31, 2024. This increase principally reflects:

●	$547.1 million of cash provided by operating activities;
●	$71.9 million in net proceeds from the disposal of vessels and other assets;
●	$60.0 million in net proceeds from maturities of short term time deposits; and
●	$50.0 million in net borrowings under the $500 Million Revolving Credit Facility.

Such cash inflows were partially offset by:

●	$309.4 million for cash dividends paid to shareholders and for share buybacks;
●	$280.2 million in expenditures for vessels and other property, including the purchase of two 2014-built and five 2015-built MRs;
●	$68.8 million in regularly scheduled principal amortization of the Company’s secured debt facilities and lease financing arrangements; and
●	$20.3 million of principal prepayment of the ING Credit Facility.

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

As of December 31, 2024, we had total debt outstanding (net of original issue discount and deferred financing costs) of $688.4 million and a net debt to total capitalization of 22.2%, which compares with 23.8% at December 31, 2023.

Sources, Uses and Management of Capital

During 2024, we have (i) used incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to invest in renewing and growing the fleet, (ii) enhanced our balance sheet and liquidity position, and (iii) continued to make substantial returns to shareholders.

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

International Seaways, Inc.

The following is a summary of the significant capital allocation initiatives we executed during 2024 and the sources of capital we have at our disposal for future use as well as our current commitments for future uses of capital:

During 2024, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $284.4 million or $5.77 per share as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64.7 million
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86.9 million
August 6, 2024	September 11, 2024	September 25, 2024	$0.12	$1.38	$73.8 million
November 6, 2024	December 13, 2024	December 27, 2024	$0.12	$1.08	$59.0 million

Also on February 26, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.58 per share of common stock. Both dividends will be paid on March 28, 2025 to stockholders of record as of March 14, 2025.

During 2024, the Company repurchased and retired 501,646 shares of its common stock in open-market purchases, at an average price of $49.81 per share, for a total cost of $25.0 million. In November 2024, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $25.0 million. The expiry date of the stock repurchase program is on December 31, 2025.

In continuation of our strategic fleet optimization program during 2024, we:

●	Entered into agreements for the en bloc purchase of four 2015-built and two 2014-built MR Product Carriers for an aggregate purchase price of 232 million. Eighty-five percent of the purchase price consideration was funded from available liquidity and the balance of 15% with the issuance of common stock. All of the six vessels were delivered during the second quarter of 2024. An automatic shelf registration statement on Form S-3 was filed with the SEC on April 29, 2024 that, in connection with prospectus supplements filed during the second quarter of 2024, registered the aggregate 623,778 shares that were issued in conjunction with these vessel acquisitions and facilitated the seller’s ability to offer and sell or otherwise dispose of the shares of common stock issued to them under this transaction.

●	Declared options to build two additional dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at the same shipyard where our other four newbuild LR1s were contracted. The six LR1s are contracted for delivery beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million, which will be paid for through a combination of long-term financing and available liquidity.

●	Entered into agreements for the sale of one 2009-built MR and two 2008-built MRs for aggregate net proceeds of approximately $72 million after fees and commissions. The vessels were delivered to their buyers between the second and third quarters of 2024 and we recognized total gains on the sale of approximately $41.3 million.

●	Entered into memoranda of agreements with the same counterparty for the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs for an aggregate purchase price of $119.5 million. The Company closed on all five transactions between December 2024 and February 2025, with a net cash outflow of $2.9 million representing the difference in value between the five vessels.

Further building on our liquidity enhancing, deleveraging and financing diversification initiatives, we executed the following transactions:

●	On April 18, 2024, we prepaid the $20.3 million outstanding principal balance under the ING Credit Facility;

●	On April 26, 2024, we entered into an agreement to amend and extend our existing $750 Million Credit Facility, under which the Company had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million at March

International Seaways, Inc.

31, 2024. The new agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures in January 2030. Under the terms of the $500 Million Revolving Credit Facility, capacity is reduced on a quarterly basis by approximately $12.8 million each quarter, based on a 20-year age-adjusted profile of the collateral vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, after $94.6 million was drawn on the new revolver, our overall undrawn revolver capacity increased by $148 million to $559.4 million. As of December 31, 2024, the undrawn revolver capacity under this facility was $329.8 million.

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

As of December 31, 2024, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, and the purchase and installation of one ballast water treatment system and five mewis ducts, the final outstanding installment payments due for four ballast water treatment systems that were installed prior to December 31, 2024, and the purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of December 31, 2024, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 35 unencumbered vessels (excluding the six LR1s under construction) as of December 31, 2024, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2024 follows:

						Beyond
(Dollars in thousands)	2025	2026	2027	2028	2029	2029	Total
$500 Million Revolving Credit Facility(1)	$7,831	9,024	10,367	10,109	9,745	145,911	$192,987
$160 Million Revolving Credit Facility(2)	983	898	811	730	161	—	3,583
Ocean Yield Lease Financing - floating rate(3)	52,559	50,998	48,372	45,864	43,117	147,843	388,753
BoComm Lease Financing - fixed rate(4)	23,762	23,762	23,762	23,827	23,762	142,272	261,147
Toshin Lease Financing - fixed rate(4)	2,160	2,160	2,151	2,223	2,052	4,881	15,627
Hyuga Lease Financing - fixed rate(4)	2,232	2,232	2,232	2,160	2,160	4,256	15,272
Kaiyo Lease Financing - fixed rate(4)	2,250	2,410	2,214	2,214	2,214	2,127	13,429
Kaisha Lease Financing - fixed rate(4)	2,438	2,225	2,214	2,214	2,214	2,287	13,592
Operating lease obligations(5)
Time Charter-ins	18,618	2,563	—	—	—	—	21,181
Office and other space	1,093	1,113	1,077	1,077	1,077	3,678	9,115
Vessel and vessel betterment commitments(6)	138,483	188,480	—	—	—	—	326,963
Total	$252,409	$285,865	$93,200	$90,418	$86,502	$453,255	$1,261,649

International Seaways, Inc.

(1)	Amounts shown include contractual interest obligations of floating rate debt estimated based on the applicable margin for the $500 Million Revolving Credit Facility of 1.85%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations, if any, of floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.975%.
(3)	Amounts shown include contractual interest obligations on $282.6 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $83.6 million of notional principal amount outstanding and the effective three-month SOFR rate as of December 31, 2024 of 4.55% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of December 31, 2024, the Company had charter-in commitments for two vessels on leases that are accounted for as operating leases. The full amounts due under office and other space leases and the lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of one ballast water treatment systems and five mewis duct systems, the final outstanding installment payments due for four ballast water treatment systems that were installed prior to December 31, 2024, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of six dual-fuel ready LR1s.

Carrying Value of Vessels

At December 31, 2024, 41 of the Company’s 76 owned and bareboat chartered-in vessels were pledged as collateral under certain of the Company’s debt and lease financing facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type. Instances in which the fair market values of the Company’s vessels, which are estimated by a third-party vessel appraiser, are below their carrying values as of December 31, 2024, are indicated in the footnote(s) to the table. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Vessels	Carrying Value
Crude Tankers
VLCC	8.8	13	$846,115
Suezmax	10.8	13	371,516
Aframax	12.8	4	90,777
Total Crude Tankers	9.7	30	$1,308,408

Product Carriers
LR2	10.4	1	$46,848
LR1	15.6	6	85,067
MR	14.2	39	605,660
Total Product Carriers(1)	14.3	46	$737,575

Fleet total	11.0	76	$2,045,983

International Seaways, Inc.

(1)	As of December 31, 2024, the Product Carriers segment includes seven MRs with aggregate carrying value of $266.5 million, which the Company believes exceeds their aggregate market values of approximately $259.7 million by $6.8 million.

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

See “Interest Rate Sensitivity” section below and Note 8, “Fair Value of Financial Instruments, Derivative and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company various interest rate derivatives.

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

Fuel price volatility risk

The Company has installed scrubbers on ten VLCCs and two of its Suezmaxes. During 2024, the average price differential between very low sulfur fuel and high sulfur fuel in Singapore and Fujairah, the most common bunkering locations for VLCCs, was approximately $130 per ton. Assuming a VLCC bunker consumption rate of 50 metric tons per day, this translated to approximately $6,500 per day per vessel in lower bunker consumption costs on our VLCCs during 2024. In addition to installing scrubbers on certain of the larger vessels in the Company’s fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

Interest Rate Sensitivity

As of December 31, 2024, the Company had lease financings and revolving credit facilities under which borrowings bear interest at a rate based on SOFR, plus the applicable margin, as stated in the respective financing arrangements. The Company has entered into interest rate swaps agreements with major financial institutions covering for accounting purposes 100% of the $500 Million Revolving Credit Facility outstanding balance of $144.6 million as of December 31, 2024, and $83.6 million of the notional principal amount outstanding under the Ocean Yield Lease Financing that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

International Seaways, Inc.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2025	2026	2027	2028	2029	2029	Total	Dec. 31, 2024
Liabilities
Debt
Fixed rate debt	$20.9	$21.9	$22.8	$23.9	$24.9	$153.3	$267.6	$233.0
Average interest rate	4.57%	4.54%	4.51%	4.47%	4.42%	5.07%
Variable rate debt (1)	$29.2	$29.2	$29.2	$29.3	$29.2	$281.1	$427.2	$427.2
Average interest rate (1)	7.33%	7.66%	7.84%	7.74%	7.61%	8.99%
(1)	Rates are discussed in the aggregate contractual obligations section above.

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

Company management estimates the steel recycle value of all of its vessels to be $300 per lightweight ton consistent with its commitment to implement and practice environmentally and socially responsible ship recycling. The Company’s assumptions used in the determination of estimated salvage value take into account current steel recycling prices, the historic pattern of annual average steel recycling rates over the five years ended December 31, 2024, which ranged from $270 to $670 per lightweight ton, estimated changes in future market demand for recycled steel and estimated future demand for vessels. Steel recycling prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of vessel recycling activity in 2025 and beyond include (i) the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors, (ii) the impact of ballast water treatment systems regulatory requirements or proposals, (iii) costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age, and (iv) IMO requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, operating expenses, utilization, drydocking and capital expenditure requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) rates as forecasted by third-party analysts, and (ii) trailing historical average rates, based on monthly average rates published by a third-party maritime research service. Management determines the historical periods to utilize in its estimations based on its judgment of current, past, and ongoing shipping cycles. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of rates forecasted by third-party analysts and historical average rates calculated as of the reporting date to be reasonable.

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

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2024, 2023 and 2022

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$157,506	$126,760
Short-term investments	—	60,000
Voyage receivables, net of allowance for credit losses of $86 and $191,
including unbilled of $181,211 and $237,298	185,521	247,165
Other receivables	13,771	14,303
Inventories	1,875	1,329
Prepaid expenses and other current assets	15,570	10,342
Current portion of derivative asset	2,080	5,081
Total Current Assets	376,323	464,980
Vessels and other property, less accumulated depreciation	2,050,211	1,914,426
Vessels construction in progress	37,020	11,670
Deferred drydock expenditures, net	90,209	70,880
Operating lease right-of-use assets	21,229	20,391
Pool working capital deposits	35,372	31,748
Long-term derivative assets	801	1,153
Other assets	25,232	6,571
Total Assets	$2,636,397	$2,521,819

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$66,264	$57,904
Current portion of operating lease liabilities	14,617	10,223
Current installments of long-term debt	50,054	127,447
Total Current Liabilities	130,935	195,574
Long-term operating lease liabilities	8,715	11,631
Long-term debt, net	638,353	595,229
Other liabilities	2,346	2,628
Total Liabilities	780,349	805,062

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,194,458 and 48,925,562
shares issued and outstanding	1,504,767	1,490,986
Retained earnings	359,142	226,834
	1,863,909	1,717,820
Accumulated other comprehensive loss	(7,861)	(1,063)
Total Equity	1,856,048	1,716,757
Total Liabilities and Equity	$2,636,397	$2,521,819

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2024	2023	2022
Shipping Revenues:
Pool revenues, including $273,761, $313,873 and $210,409
from affiliated companies accounted for by the equity method	$749,164	$905,808	$774,922
Time and bareboat charter revenues	137,119	96,544	33,034
Voyage charter revenues	65,330	69,423	56,709
	951,613	1,071,775	864,665

Operating Expenses:
Voyage expenses	18,510	16,256	10,955
Vessel expenses	275,661	259,539	240,674
Charter hire expenses	29,839	39,404	32,132
Depreciation and amortization	149,440	129,038	110,388
General and administrative	52,607	47,473	46,351
Other operating expenses	2,820	—	—
Third-party debt modification fees	168	568	1,158
Gain on disposal of vessels and other assets, net of impairments	(32,657)	(35,934)	(19,647)
Total operating expenses	496,388	456,344	422,011
Income from vessel operations	455,225	615,431	442,654
Equity in income of affiliated companies	—	—	714
Operating income	455,225	615,431	443,368
Other income	10,118	10,652	2,332
Income before interest expense and income taxes	465,343	626,083	445,700
Interest expense	(49,703)	(65,759)	(57,721)
Income before income taxes	415,640	560,324	387,979
Income tax benefit/(provision)	1,084	(3,878)	(88)
Net income	$416,724	$556,446	$387,891

Weighted Average Number of Common Shares Outstanding:
Basic	49,270,496	48,978,452	49,381,459
Diluted	49,680,127	49,428,967	49,844,904

Per Share Amounts:
Basic net income per share	$8.45	$11.35	$7.85
Diluted net income per share	$8.38	$11.25	$7.77

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2024	2023	2022
Net income	$416,724	$556,446	$387,891
Other comprehensive (loss)/income, net of tax:
Net change in unrealized (losses)/gains on cash flow hedges	(4,173)	(7,563)	21,775
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(339)	(59)	(335)
Net change in unrecognized actuarial losses	(2,286)	(405)	(2,116)
Other comprehensive (loss)/income, net of tax	(6,798)	(8,027)	19,324
Comprehensive income	$409,926	$548,419	$407,215

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$416,724	$556,446	$387,891
Items included in net income not affecting cash flows:
Depreciation and amortization	149,440	129,038	110,388
Loss on write-down of vessels and other assets	8,700	—	1,697
Amortization of debt discount and other deferred financing costs	4,110	5,623	5,224
Amortization of time charter hire contracts acquired	—	—	842
Deferred financing costs write-off	—	2,686	1,266
Stock compensation	9,000	8,518	6,746
Earnings of affiliated companies	(241)	20	(10,297)
Other – net	(312)	(2,562)	(2,242)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(41,357)	(35,934)	(21,344)
Loss on extinguishment of debt	—	1,323	—
Loss on sale of investment in affiliated companies	—	—	9,513
Cash distributions from affiliated companies	—	—	3,111
Payments for drydocking	(58,642)	(34,539)	(43,327)
Insurance claims proceeds related to vessel operations	1,073	3,156	5,301
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	61,644	42,610	(182,679)
Increase in deferred revenue	1,590	3,283	2,609
Purchase of insurance contract in connection with settlement of pension plan obligations	(3,649)	—	—
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	(942)	8,734	13,102
Net cash provided by operating activities	547,138	688,402	287,801
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction, including deposits for acquisitions	(278,794)	(205,159)	(115,976)
Security deposits for vessel exchange transactions	(5,000)	—	—
Proceeds from disposal of vessels and other assets	71,895	66,002	99,157
Expenditures for other property	(1,386)	(1,471)	(710)
Pool working capital deposits	(1,732)	(3,639)	1,362
Proceeds from sale of investment in affiliated companies	—	—	138,966
Investments in short-term time deposits	(125,000)	(235,000)	(105,000)
Proceeds from maturities of short-term time deposits	185,000	255,000	25,000
Net cash (used in)/provided by investing activities	(155,017)	(124,267)	42,799
Cash Flows from Financing Activities:
Borrowings on long term debt, net of lenders' fees	—	—	641,050
Borrowings on revolving credit facilities	120,000	50,000	—
Repayments on revolving credit facilities	(70,000)	(50,000)	—
Repayments of debt	(39,851)	(382,050)	(798,740)
Premium and fees on extinguishment of debt	—	(1,323)	—
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	—	169,717	108,005
Payments on sale and leaseback financing and finance lease	(49,294)	(135,965)	(39,240)
Payments of deferred financing costs	(5,759)	(3,577)	(909)
Cash dividends paid	(284,416)	(308,154)	(69,841)
Repurchases of common stock	(25,000)	(13,948)	(20,017)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(7,055)	(5,819)	(6,097)
Net cash used in financing activities	(361,375)	(681,119)	(185,789)
Net increase/(decrease) in cash and cash equivalents	30,746	(116,984)	144,811
Cash, cash equivalents and restricted cash at beginning of year	126,760	243,744	98,933
Cash and cash equivalents at end of year	$157,506	$126,760	$243,744

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive	Noncontrolling
	Capital	Deficit)	Income/(Loss)	Interests	Total
Balance at January 1, 2022	$1,591,446	$(409,338)	$(12,360)	$584	$1,170,332
Net income	—	387,891	—	—	387,891
Other comprehensive income	—	—	19,324	—	19,324
Dividends declared	(69,843)	—	—	—	(69,843)
Impact of deconsolidating DASM	—	—	—	(584)	(584)
Forfeitures of vested restricted stock awards and exercised stock options	(6,097)	—	—	—	(6,097)
Compensation relating to restricted stock awards	1,175	—	—	—	1,175
Compensation relating to restricted stock units awards	4,583	—	—	—	4,583
Compensation relating to stock option awards	988	—	—	—	988
Repurchase of common stock	(20,017)	—	—	—	(20,017)
Balance at December 31, 2022	1,502,235	(21,447)	6,964	—	1,487,752
Net income	—	556,446	—	—	556,446
Other comprehensive loss	—	—	(8,027)	—	(8,027)
Dividends declared	—	(308,165)	—	—	(308,165)
Forfeitures of vested restricted stock awards and exercised stock options	(5,819)	—	—	—	(5,819)
Compensation relating to restricted stock awards	1,045	—	—	—	1,045
Compensation relating to restricted stock units awards	6,899	—	—	—	6,899
Compensation relating to stock option awards	574	—	—	—	574
Repurchase of common stock	(13,948)	—	—	—	(13,948)
Balance at December 31, 2023	1,490,986	226,834	(1,063)	—	1,716,757
Net income	—	416,724	—	—	416,724
Other comprehensive loss	—	—	(6,798)	—	(6,798)
Dividends declared	—	(284,416)	—	—	(284,416)
Forfeitures of vested restricted stock awards and exercised stock options	(7,055)	—	—	—	(7,055)
Compensation relating to restricted stock awards	1,212	—	—	—	1,212
Compensation relating to restricted stock units awards	7,689	—	—	—	7,689
Compensation relating to stock option awards	99	—	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	—	36,836
Repurchase of common stock	(25,000)	—	—	—	(25,000)
Balance at December 31, 2024	$1,504,767	$359,142	$(7,861)	$—	$1,856,048

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

As of December 31, 2024, the Company owned or operated a fleet of 78 wholly-owned or lease financed and time chartered-in oceangoing vessels. In addition to its operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 84 vessels as of December 31, 2024. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

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

International Seaways, Inc.

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

The allowance for credit losses reflects our best estimate of probable losses inherent in the voyage receivables balance and is recognized as an allowance or contra-asset to the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in general and administrative expenses on the consolidated statements of operations. The movement in the allowance for credit losses during the three years ended December 31, 2024 is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2022	$31
Provision for expected credit losses	230
Balance at December 31, 2022	261
Reversal of expected credit losses	(70)
Balance at December 31, 2023	191
Reversal of expected credit losses	(11)
Write-offs charged against the allowance	(94)
Balance at December 31, 2024	$86

During the years ended December 31, 2024, 2023 and 2022, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 98% and 95% of consolidated voyage receivables at December 31, 2024 and December 31, 2023, respectively.

4.    Inventories — Inventories, which consist principally of fuel, are stated at cost determined on a first-in, first-out basis.

5.    Vessels, vessels construction in progress, vessel lives, deferred drydocking expenditures and other property — Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over their estimated useful lives, which is generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated steel recycling price of $300 per ton. The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

Costs capitalized to vessels during construction include shipyard costs, direct cost of project design and engineering, project site office administration costs, crew familiarization training costs and interest costs. Interest costs capitalized during the construction period of a vessel represent the amount which theoretically could have been avoided had the Company not made installment payments on the vessel under construction. Interest capitalized aggregated $1.3 million, $2.4 million, and $4.3 million in 2024, 2023, and 2022, respectively (See Note 5, “Vessels, Deferred Drydock and Other Property”).

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

International Seaways, Inc.

6.    Impairment of long-lived assets — The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third-party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 5, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2024.

7.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $11.2 million and $4.5 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility as of December 31, 2024 and 2023, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $6.4 million and $11.3 million as of December 31, 2024 and 2023, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $3.3 million in 2024, $4.7 million in 2023 and $4.9 million in 2022.

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

International Seaways, Inc.

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

International Seaways, Inc.

terminate the lease or purchase the underlying asset when it is reasonably certain that we will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company makes significant judgements and assumptions to estimate the incremental borrowing rate that it would have to pay to borrow on a 100% collateralized basis over a term similar to the lease term and in an amount equal to the lease payments in a similar economic environment. The Company performs the following steps in estimating its incremental borrowing rate: (i) gather observable debt yields of the Company’s recently issued debt facilities; and (ii) make adjustments to the yields of the actual debt facilities to reflect changes in collateral level, terms, the risk-free interest rate, and credit ratings. In addition, the Company performs sensitivity analyses to evaluate the impact of changes in the selected discount rates on the estimated lease liability.

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

International Seaways, Inc.

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

13.  Variable Interest Entities — The Company determines at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate a VIE when we are the primary beneficiary, i.e., when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or benefits that could potentially be significant to the VIE. If we are not the primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with applicable generally accepted accounting principles in the United States.

We assess whether any changes in our interest or relationship with the entity have occurred that may affect our determination of whether the entity is a VIE and, if so, whether we are or remain the primary beneficiary. See Note 7, “Variable Interest Entities,” for additional information.

14.  Use of estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial

International Seaways, Inc.

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

15.  Recently adopted accounting standards - In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal year. This guidance requires annual and interim period disclosure of significant segment expenses that are provided to the chief operating decision maker (“CODM”) as well as interim disclosures for all reportable segments’ profit or loss. It also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for us for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the standard in this annual report for the year ended December 31, 2024 and applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 4, “Business and Segment Reporting.”

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 31, 2026 and interim reporting periods within fiscal years beginning after December 31, 2027 with early adoption permitted. We are currently evaluating the impact of this new guidance on the disclosures to our consolidated financial statements.

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

There were 22,134, 36,078 and 64,882 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2024, 2023 and 2022, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2024, there were 311,153 shares of restricted stock units and 174,417 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2024	2023	2022
Net income allocated to:
Common Stockholders	$416,546	$556,043	$387,401
Participating securities	178	403	490
	$416,724	$556,446	$387,891

International Seaways, Inc.

There were 409,631, 450,515 and 463,445 dilutive equity awards outstanding during the year ended December 31, 2024, 2023 and 2022, respectively. Awards of 33,245, 40,504 and 86,524 for the years ended December 31, 2024, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has two reportable segments: Crude Tankers and Product Carriers. The Crude Tankers segment aggregates the Company’s VLCC, Suezmax, Aframax, and Lightering operating segments. The Product Carriers segment aggregates LR2, LR1, and MR operating segments. The joint ventures with two floating storage and offloading service vessels, which were sold in June 2022, were included in the Crude Tankers Segment. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements as described in Note 2, “Summary of Significant Accounting Policies.”

The Company’s President and Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates segment performance based on adjusted income from vessel operations, which for segment reporting is defined as income from vessel operations before general and administrative expenses, other operating expenses, third-party debt modification fees, and gain on disposal of vessels and other property, net of impairments. These and other centrally managed items such as interest expense, net and taxes, are excluded from the measure of segment profitability reviewed by management. In making resource allocation decisions, the CODM reviews budget-to-actual variances of TCE revenues and vessel expenses (as these are quantitatively the primary drivers of each segment’s adjusted income from vessel operations), short-term and long-term market trends, current and projected vessel values and forecasts.

International Seaways, Inc.

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2024 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2024
Shipping revenues	$451,351	$500,262	$—	$951,613
Time charter equivalent revenues	437,095	496,008	—	933,103
Vessel expenses	130,107	145,554	—	275,661
Charter hire expenses	14,322	15,517	—	29,839
Depreciation and amortization	80,988	68,452	—	149,440
Loss/(gain) on disposal of vessels and other assets, net of impairments	8,704	(41,361)	—	(32,657)
Adjusted income from vessel operations	211,678	266,485	—	478,163
Adjusted total assets at December 31, 2024	1,437,883	1,005,559	—	2,443,442
Expenditures for vessels and vessel improvements	1,135	277,659	—	278,794
Payments for drydocking	9,893	48,749	—	58,642
2023
Shipping revenues	$524,006	$547,769	$—	$1,071,775
Time charter equivalent revenues	512,220	543,299	—	1,055,519
Vessel expenses	115,708	143,831	—	259,539
Charter hire expenses	11,870	27,534	—	39,404
Depreciation and amortization	76,877	52,160	1	129,038
Gain on disposal of vessels and other assets	(12)	(35,922)	—	(35,934)
Adjusted income/(loss) from vessel operations	307,764	319,775	(1)	627,538
Adjusted total assets at December 31, 2023	1,523,713	785,778	—	2,309,491
Expenditures for vessels and vessel improvements	184,467	20,692	—	205,159
Payments for drydocking	5,659	28,880	—	34,539
2022
Shipping revenues	$331,699	$532,966	$—	$864,665
Time charter equivalent revenues	321,857	531,853	—	853,710
Vessel expenses	98,844	141,830	—	240,674
Charter hire expenses	15,380	16,752	—	32,132
Depreciation and amortization	62,596	47,706	86	110,388
Loss/(gain) on disposal of vessels and other property, net of impairments	1,091	(20,738)	—	(19,647)
Adjusted income/(loss) from vessel operations	145,037	325,565	(86)	470,516
Equity in income of affiliated companies	714	—	—	714
Adjusted total assets at December 31, 2022	1,428,846	833,798	—	2,262,644
Expenditures for vessels and vessel improvements	85,567	30,409	—	115,976
Payments for drydocking	25,963	17,364	—	43,327

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2024	2023	2022
Time charter equivalent revenues	$933,103	$1,055,519	$853,710
Add: Voyage expenses	18,510	16,256	10,955
Shipping revenues	$951,613	$1,071,775	$864,665

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

International Seaways, Inc.

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2024	2023	2022
Total adjusted income from vessel operations of all segments	$478,163	$627,538	$470,516
General and administrative expenses	(52,607)	(47,473)	(46,351)
Other operating expenses	(2,820)	—	—
Third-party debt modification fees	(168)	(568)	(1,158)
Gain on disposal of vessels and other assets, net of impairments	32,657	35,934	19,647
Consolidated income from vessel operations	455,225	615,431	442,654
Equity in results of affiliated companies	—	—	714
Other income	10,118	10,652	2,332
Interest expense	(49,703)	(65,759)	(57,721)
Income before income taxes	$415,640	$560,324	$387,979

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Adjusted total assets of all segments	$2,443,442	$2,309,491
Corporate unrestricted cash and cash equivalents	157,506	126,760
Short-term investments	—	60,000
Other unallocated amounts	35,449	25,568
Consolidated total assets	$2,636,397	$2,521,819

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2024 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2024	$1,345,241	$831,493	$706	$2,177,440
Total vessels, deferred drydock and other property at December 31, 2023	1,420,750	575,642	584	1,996,976
Total vessels, deferred drydock and other property at December 31, 2022	1,265,019	604,114	428	1,869,561

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Vessels, at cost	$2,506,606	$2,333,066
Accumulated depreciation	(460,623)	(422,276)
Vessels, net	2,045,983	1,910,790
Other property, at cost	9,961	8,634
Accumulated depreciation and amortization	(5,733)	(4,998)
Other property, net	4,228	3,636
Total vessels and other property, net	2,050,211	1,914,426

Construction in Progress	37,020	11,670

International Seaways, Inc.

The aggregate carrying value of the 41 owned and chartered-in vessels pledged as collateral under the Company’s debt and lease financing facilities (see Note 9, “Debt”) was $1,569.0 million as of December 31, 2024.

A breakdown of the carrying value of the Company’s owned and chartered-in vessels by reportable segment and fleet as of December 31, 2024 and 2023 follows:

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2024 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$1,055,765	$(209,650)	$846,115	8.8	13
Suezmax	451,416	(79,900)	371,516	10.8	13
Aframax	109,306	(18,529)	90,777	12.8	4
Total Crude Tankers	1,616,487	(308,079)	1,308,408	9.7	30

Product Carriers
LR2	75,128	(28,280)	46,848	10.4	1
LR1	118,265	(33,198)	85,067	15.6	6
MR	696,726	(91,066)	605,660	14.2	39
Total Product Carriers(1)	890,119	(152,544)	737,575	14.3	46

Fleet Total	$2,506,606	$(460,623)	$2,045,983	11.0	76
(1)	Includes seven MRs with a carrying value of $266.5 million, which the Company believes exceeds its market value of approximately $259.7 million by $6.8 million.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2023 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$1,128,971	$(232,992)	$895,979	7.8	13
Suezmax	451,248	(61,173)	390,075	9.8	13
Aframax	108,910	(12,811)	96,099	11.8	4
Total Crude Tankers	1,689,129	(306,976)	1,382,153	8.7	30

Product Carriers
LR2	74,964	(25,533)	49,431	9.4	1
LR1	116,784	(26,840)	89,944	14.6	6
MR	452,189	(62,927)	389,262	14.3	35
Total Product Carriers	643,937	(115,300)	528,637	14.1	42

Fleet Total	$2,333,066	$(422,276)	$1,910,790	10.1	72

International Seaways, Inc.

Vessel activity for the three years ended December 31, 2024 is summarized as follows:

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2022	$2,044,514	(244,622)	$1,799,892
Purchases and vessel additions	41,499	—
Disposals	(76,881)	4,033
Depreciation	—	(89,747)
Impairment	(4,712)	3,015
Balance at December 31, 2022	2,004,420	(327,321)	1,677,099
Purchases and vessel additions	360,822	—
Disposals	(32,176)	3,904
Depreciation	—	(98,859)
Balance at December 31, 2023	2,333,066	(422,276)	1,910,790
Purchases and vessel additions	280,786	—
Disposals	(33,281)	5,681
Depreciation	—	(109,293)
Impairment	(73,965)	65,265
Balance at December 31, 2024	$2,506,606	$(460,623)	$2,045,983

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

During the year ended December 31, 2024, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2023, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended December 31, 2024, the Company determined that the contracted sale of one of its 2010-built VLCCs resulted in the recognition of a held-for-use impairment charge of $8.7 million.

During the year ended December 31, 2023, the Company gave consideration on a quarterly basis as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-use or held-for-sale impairment indicators existed for the Company’s vessels during the year ended December 31, 2023.

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

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard. The six LR1s are contracted to be delivered beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of December 31, 2024 was $323.4 million, which will be paid for through a combination of long-term financing and available liquidity.

On February 23, 2024, the Company entered into agreements to acquire two 2014-built and four 2015-built MR Product Carriers for an aggregate consideration of approximately $232 million, payable 85% in cash and 15% in shares of common stock of the Company. All six vessels were delivered during the second quarter of 2024 and are Collateral Vessels under the $500 Million Revolving Credit Facility (see Note 9, “Debt”). In total, for the acquisition of the vessels, the Company paid $198.3 million in cash, including $1.1 million for initial stores on board and directly related third-party professional fees, and also issued 623,778 shares of its common stock to the sellers. Such shares had an aggregate value of $36.8 million based upon the closing market price of the Company’s stock on each of the vessel delivery dates.

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

On November 28, 2024, the Company entered into memoranda of agreements for the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs, one of which was delivered to the Company on December 30, 2024, for an aggregate purchase price of $119.5 million with the same counterparty. The Company closed on all five transactions between December 2024 and February 2025, with a net cash outflow of $2.9 million, representing the difference in transaction prices among the five vessels. The Company recognized a net gain on disposal of the two VLCCs in the first quarter of 2025. In conjunction with the agreements, the buyer of each vessel was required to lodge a deposit equal to 10% of the vessel’s purchase price into an escrow account, and to ensure that all five vessel transactions were executed, the seller of each vessel was also required to make an additional security deposit of $2.5 million into an escrow account. These security deposits were refunded to each respective seller after all five vessel transactions were completed in February 2025. Deposits of $8.0 million relating to the purchases of the two 2015-built MRs that delivered to the Company in January 2025 are included in other assets in the accompanying consolidated balance sheet as of December 31, 2024. Additionally, security deposits totaling $5.0 million made by the Company in relation to the two VLCCs delivered to the counterparty in 2025 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2024.

Disposal/Sales of Vessel and Other Property

During 2022, the Company recognized a net aggregate gain of $18.0 million on disposal of two 2008-built MRs, one 2002-built Panamax, one 2004-built Panamax and four 2006-built Handysize product carriers.

During 2023, the Company recognized a net aggregate gain of $36.1 million on disposal of three 2008-built MRs.

During 2024, the Company recognized a net aggregate gain of $41.3 million on disposal of one 2009-built and two 2008-built MRs.

International Seaways, Inc.

Drydocking activity for the three years ended December 31, 2024 is summarized as follows:

(Dollars in thousands)	2024	2023	2022
Balance at January 1	$70,880	$65,611	$55,753
Additions	61,696	35,117	35,988
Sub-total	132,576	100,728	91,741
Drydock amortization	(39,391)	(28,787)	(19,809)
Amount charged to gain or loss on disposal of vessels	(2,976)	(1,061)	(6,321)
Balance at December 31	$90,209	$70,880	$65,611

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

NOTE 7 —VARIABLE INTEREST ENTITIES (“VIEs”):

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

International Seaways, Inc.

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the unconsolidated VIEs as of December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Pool working capital deposits	$35,372	$31,748

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2024:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$—	$35,372

In addition, as of December 31, 2024, the Company had approximately $178.6 million of trade receivables due from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2024.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023	Fair Value Level
Cash and cash equivalents	$157,506	$126,760	Level 1
Short-term investments(1)	—	60,000	Level 1
$500 Million Revolving Credit Facility(2)	(144,581)	(113,598)	Level 2
ING Credit Facility(2)	—	(20,833)	Level 2
Ocean Yield Lease Financing(2)	(282,627)	(311,907)	Level 2
BoComm Lease Financing(3)	(188,370)	(210,186)	Level 2
Toshin Lease Financing(3)	(11,662)	(13,566)	Level 2
Hyuga Lease Financing(3)	(11,776)	(13,643)	Level 2
Kaiyo Lease Financing(3)	(10,554)	(12,419)	Level 2
Kaisha Lease Financing(3)	(10,656)	(12,519)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in LIBOR or SOFR interest rate payments due on its credit facilities.

On June 2, 2022, the Company entered into amortizing interest rate swap agreements covering a notional amount of $475 million of the then $750 Million Facility Term Loan (now $500 Million Revolving Credit Facility) with major financial institutions participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027, effective August 22, 2022. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges. The outstanding unamortized notional amount of these interest

International Seaways, Inc.

rates swaps was $228.2 million as of December 31, 2024 covering for accounting purposes the $144.6 million principal balance outstanding under the $500 Million Revolving Credit Facility and $83.6 million of the principal balance outstanding under the Ocean Yield Lease Financing.

Terminated Derivatives

In November 2021, in connection with the refinancing of the Sinosure Credit Facility (see Note 9, “Debt”), the Company terminated its amended interest rate swap agreement providing for a fixed-three month LIBOR rate of 2.5%, originally scheduled to expire on December 21, 2027, with a cash payment of $11.7 million. The amended interest rate swap agreement did not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and was deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative was bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component was recorded in current and noncurrent other liabilities on the consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statement of cash flows. Upon termination, a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument was recognized in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2021 and a $4.1 million loss associated with the embedded derivative component of the hybrid instrument remained in accumulated other comprehensive income/(loss) to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $1.7 million, $2.0 million and $2.2 million of such losses were released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively, and an additional $0.5 million is expected to amortize out of accumulated other comprehensive loss to earnings within the next 12 months.

In May 2022, in connection with the refinancing of its $390 Million Facility Term Loan and $525 Million Facility Term Loan (see Note 9, “Debt”), the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. Upon termination, a $9.7 million gain associated with the swaps remained in accumulated other comprehensive income to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $2.5 million, $4.1 million and $3.0 million of this gain was released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively, and an additional $0.1 million of the gain is expected to amortize out of accumulated other comprehensive loss to earnings within the next 12 months.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2024 and 2023:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
December 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,080	$801	$453
Total	$2,080	$801	$453

December 31, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps	$5,081	$1,153	$961
Total	$5,081	$1,153	$961

International Seaways, Inc.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three years ended December 31, 2024 follows:

(Dollars in thousands)	2024	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$3,532	$3,187	$22,905
Total other comprehensive income	$3,532	$3,187	$22,905

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2024 is shown below:

(Dollars in thousands)	2024	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(6,885)	$(8,601)	$(1,044)

Discontinued hedging instruments:
Interest rate swap	(820)	(2,149)	(216)

Total interest income	$(7,705)	$(10,750)	$(1,260)

See Note 13, “Accumulated Other Comprehensive Income/(loss),” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	December 31, 2024	December 31, 2023	Fair Value Level
Derivative Assets (interest rate swaps)	$3,334	$7,195	Level 2(1)
(1)	Fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of assets for which impairment charges were recognized during the year ended December 31, 2024:

			Impairment
(Dollars in thousands)	Fair Value	Level 2	Charges
Crude Tankers - Vessels held for use (1)(2)	$56,250	$56,250	$(8,700)

____________________________

(1)	A pre-tax held-for-use impairment charge of $8.7 million was recorded during the three-months ended December 31, 2024 to write the value of a 2010-built VLCC down to its estimated fair value.
(2)	The fair value measurement of $56.3 million at December 31, 2024 used to determine the impairment of the vessel was based upon a market approach, which considered the expected sale price of the vessel based on an executed memorandum of agreement

International Seaways, Inc.

as discussed in Note 5, “Vessels.” Because sales of vessels occur somewhat infrequently the expected sales price is considered to be Level 2.

NOTE 9 —DEBT:

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

The balances in the following table reflect the amounts due under the Company’s secured debt facilities and secured lease financing arrangements, net of any unamortized deferred financing fees or discounts/premiums:

(Dollars in thousands)	December 31, 2024	December 31, 2023
$750 Million Facility Term Loan, due 2027, net of unamortized deferred finance costs of $3,124	$—	$110,474
$500 Million Revolving Credit Facility, due 2030	144,581	—
ING Credit Facility, due 2026, net of unamortized deferred finance costs of $295	—	20,538
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,154 and $2,656	280,473	309,250
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,438 and $4,166	216,343	229,583
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $243 and $302	12,510	13,903
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $207 and $265	12,270	13,786
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $174 and $227	11,059	12,518
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $183 and $238	11,171	12,624
	688,407	722,676
Less current portion	(50,054)	(127,447)
Long-term portion	$638,353	$595,229

Capitalized terms used hereafter have the meaning given in these consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

$750 Million Credit Facility / $500 Million Revolving Credit Facility

On May 20, 2022, International Seaways Operating Corporation (“ISOC”), the borrower, and certain of their subsidiaries entered into a credit agreement comprising $750 million of secured debt facilities (the “$750 Million Credit Facility”) with Nordea Bank Abp, New York Branch (“Nordea”), Crédit Agricole Corporate & Investment Bank (“CA-CIB”), BNP Paribas, DNB Markets Inc. and Skandinaviska Enskilda Banken AB (PUBL) (or their respective affiliates), as mandated lead arrangers and bookrunners; Danish Ship Finance A/S and ING Bank N.V., London Branch (or their respective affiliates), as mandated lead arrangers; and National Australia Bank Limited, as co-arranger. Nordea acted as administrative agent, collateral agent and security trustee under the credit agreement, and CA-CIB acted as sustainability coordinator.

The $750 Million Credit Facility consisted of (i) a five-year senior secured term loan facility in an aggregate principal amount of $530 million (the “$750 Million Facility Term Loan”), and (ii) a five-year revolving credit facility in an aggregate principal amount of $220 million (the “$750 Million Facility Revolving Loan”) that amortized or reduced in 19 quarterly installments, beginning on November 20, 2022. The $750 Million Credit Facility was secured by (i) a first lien on 55 of the Company’s vessels at the time of the closing of

International Seaways, Inc.

the facility, along with their earnings and insurances, and (ii) liens on certain additional assets of ISOC. The maturity date of the $750 Million Credit Facility was May 20, 2027, and was subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $750 Million Facility Term Loan contained an uncommitted accordion feature whereby, for a period of up to 24 months following the closing date, the amount of the loan thereunder could have been increased up to an additional incremental $250 million (in increments of at least $10 million) for the acquisition of Additional Vessels, subject to certain conditions.

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. The loan proceeds, together with available cash, were used to repay (i) the $163 million outstanding principal balance under the $390 Million Credit Facility; (ii) the $284 million outstanding principal balance under the $525 Million Credit Agreement; and (iii) the $127.8 million outstanding principal balance under the $360 Million Credit Agreement; and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

Interest on the $750 Million Credit Facility was calculated based upon Adjusted Term SOFR plus the Applicable Margin. The Applicable Margin at the inception of the facility was 2.40%. The facilities also included a sustainability-linked pricing mechanism. The adjustment in pricing was linked to three factors:

●	a Fleet Sustainability Score Target, reflecting the carbon efficiency of the INSW fleet as it related to reductions in CO2 emissions year-over-year, such that it aligned with the International Maritime Organization’s 50% industry reduction target in GHG emissions by 2050, to be calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles (the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios relative to established de-carbonization trajectories);
●	a Sustainability-Linked Investment Target, reflecting targeted spending of $3 million per annum on investments in energy efficiency improvements, decarbonization, and other environmental, social and corporate governance-related initiatives; and
●	a Lost Time Incident Frequency Target, reflecting performance against a Lost Time Incident Frequency average published by Intertanko.

The Company was required to deliver annually, commencing in July 2023, a sustainability certificate for the preceding calendar year setting out the sustainability-related calculations required under the credit agreement. If the Company achieved all of the targets set out in the credit agreement, the Applicable Margin would be decreased by 0.05% per annum, while if the Company failed to achieve any of the targets set out in the credit agreement, the Applicable Margin would be increased by that same amount (but in no case would any such adjustment result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.05% per annum in the aggregate).

The $750 Million Credit Facility contained customary representations, warranties, restrictions and covenants applicable to the Company, ISOC and the subsidiary guarantors (and in certain cases, other subsidiaries).

The sale and delivery of a 2008-built MR, which was pledged under the $750 Million Credit Facility, on November 30, 2022, resulted in a mandatory principal prepayment of $5.8 million, reduced the number of vessels collateralizing the $750 Million Credit Facility to 54 vessels, and reduced the availability under the $750 Million Facility Revolving Loan to $217.4 million.

On March 10, 2023, the Company entered into an amendment to the $750 Million Credit Facility. Pursuant to the amendment, the Company (a) prepaid $97 million of outstanding principal under the $750 Million Facility Term Loan; (b) obtained a release of collateral vessel mortgages over 22 MR product carriers; (c) received from the lenders additional revolving credit commitments in an aggregate amount of $40 million, which additional commitments constituted an increase to, and were subject to the same terms and conditions as, the previously-existing revolving credit commitments; and (d) made certain other amendments to the credit agreement and ancillary documents, including amendments relating to certain hedging obligations related to the credit agreement and to repayment schedules. Following the effectiveness of the amendment, (a) the aggregate outstanding principal amount under the $750 Million Facility Term Loan was $366.3 million, and (b) the aggregate principal commitments available under the $750 Million Facility Revolving Loan was $257.4 million (none of which was outstanding on December 31, 2023).

Following the amendment to the $750 Million Credit Facility agreement and through December 31, 2023, the Company made an additional $181.3 million in mandatory principal prepayments on the $750 Million Facility Term Loan in conjunction with the sale of three 2008-built MRs, and the release of five Suezmaxes and one Aframax Tanker from the collateral package.

International Seaways, Inc.

On April 26, 2024, the Company, ISOC and certain of their subsidiaries entered into a second amendment that amended and extended the $750 Million Credit Facility. Immediately prior to the closing of the second amendment, the $750 Million Facility, had a remaining term loan balance of $94.6 million and undrawn revolver capacity of $257.4 million. The amended agreement consists of a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”) that matures on January 31, 2030. That maturity date is subject to acceleration upon the occurrence of certain events (as described in the credit agreement). The $500 Million Revolving Credit Facility is secured by a first lien on certain of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of ISOC. Under the terms of the $500 Million Revolving Credit Facility capacity is reduced on a quarterly basis by approximately $12.8 million, based on a 20-year age-adjusted profile of the Collateral Vessels. The $500 Million Revolving Credit Facility bears an interest rate based on term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin is 1.85% and is subject to similar sustainability-linked features as included in the $750 Million Credit Facility, that are aimed at reducing the carbon footprint, targeting expenditures toward energy efficiency improvements and maintaining a safety record above the industry average. The Company’s performance against these sustainability measures could impact the margin by five basis points. At the time of closing, $94.6 million was drawn on the $500 Million Revolving Credit Facility.

Between the closing of the second amendment and December 31, 2024, an additional $120 million was drawn on the $500 Million Revolving Credit Facility and $70 million subsequently repaid, leaving an aggregate outstanding principal balance of $144.6 million and an undrawn revolver capacity of $329.8 million on this facility as of December 31, 2024. In February 2025, the Company repaid $101.6 million of the outstanding principal balance under the $500 Million Revolving Credit Facility.

The $500 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with the financial covenants that existed in the $750 Million Credit Facility as further described below.

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

The $160 Million Revolving Credit Facility comprises a 5.5-year revolving credit facility in an aggregate amount of $160 million that matures on March 27, 2029 and reduces on a 20-year age-adjusted profile. The $160 Million Revolving Credit Facility is secured by a first lien on five of the Company’s vessels (the “Collateral Vessels”), along with their earnings, insurances and certain other assets, as well as by liens on certain additional assets of the Borrower. Interest on the $160 Million Revolving Credit Facility is calculated based upon Term SOFR plus the Applicable Margin (each as defined in the credit agreement). The Applicable Margin was 1.90% and is subject to a sustainability-linked pricing mechanism, pursuant to which the Applicable Margin may be decreased or increased by 0.075%, as described in greater detail below.

The sustainability-linked pricing adjustment is linked to three factors, which are consistent with those contained in the Company’s $750 Million Credit Facility described above. The Company will be required to deliver annually, commencing for the period ending June 30, 2024, a sustainability certificate for the preceding calendar year setting out its sustainability-related calculations. If the Company achieves all of the targets set out in the credit agreement, the Applicable Margin will be decreased by 0.075% per annum, while if it fails to achieve any of those targets the Applicable Margin will be increased by that same amount (but no such adjustment will result in the Applicable Margin being increased or decreased from the otherwise-applicable Applicable Margin by more than 0.075% per annum in the aggregate). Based on the sustainability certificate submitted in July 2024, the Applicable Margin was increased to 1.975%.

The $160 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with existing financial covenants in the $500 Million Revolving Credit Facility, as further described below.

International Seaways, Inc.

On September 29, 2023, $50 million of the $160 million available under the $160 Million Revolving Credit Facility was drawn for general corporate purposes (including paying certain expenses related to the new financing). The $50 million was repaid in full on October 30, 2023. The undrawn revolver capacity under this facility decreased to $144.9 million as of December 31, 2024.

ING Credit Facility

On November 12, 2021, the Company, together with its indirect subsidiaries Diamond S Shipping Inc. (together with the Company, the “Guarantors”) and NT Suez One LLC, the borrower, entered into a credit agreement for a $25 million term loan facility with ING Bank N.V., London Branch, as lender, administrative agent, collateral agent and security trustee (the “ING Credit Facility”). The ING Credit Facility is secured by a first lien on the Suezmax owned by NT Suez One LLC, a wholly owned subsidiary of the Company, along with its earnings, insurances and certain other assets. The full $25 million was drawn down on November 12, 2021 and used to repay approximately $22.0 million of outstanding and accrued interest under the maturing debt facility that previously financed the Suezmax. The Company also incurred issuance and other debt financing costs of $0.6 million on this transaction. Interest on the loan was based upon LIBOR plus a margin of 2%. The loan amortized in quarterly installments of approximately $0.5 million commencing in February 2022 and was to mature on the fifth anniversary of the borrowing date in November 2026 with a final balloon payment due at maturity in an amount equal to the remaining principal amount of the loan outstanding on that date. The maturity date was subject to acceleration upon the occurrence of certain events as described in the ING Credit Facility. The ING Credit Facility was amended on March 27, 2023, to change the reference rate from three-month LIBOR to an adjusted three-month Term SOFR rate, effective on the May 12, 2023 interest rate reset date.

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

International Seaways, Inc.

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

International Seaways, Inc.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of December 31, 2024.

The $500 Million Revolving Credit Facility, $160 Million Revolving Credit Facility, and certain of the Company’s lease financing arrangements contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current potion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of each facility.

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

Interest Expense

The following table summarizes interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment, administrative and other fees, recognized during the years ended December 31, 2024, 2023 and 2022 with respect to the Company’s debt facilities:

(Dollars in thousands)	2024	2023	2022
$750 Million Credit Facility / $500 Million Revolving Credit Facility	$2,337	$18,351	$18,558
$160 Million Revolving Credit Facility	2,881	616	—
ING Credit Facility(1)	518	1,734	1,054
Macquarie Credit Facility (2)	—	—	1,319
$390 Million Credit Facility(3)	—	—	3,346
$525 Million Credit Facility(3)(4)	(994)	(2,343)	1,568
$360 Million Credit Facility(2)	—	—	1,844
Sinosure Credit Facility(4)	1,703	1,974	2,254
Vessel Lease Financing Arrangements	43,454	46,748	30,223
8.5% Senior Notes(5)	—	—	1,473
Total debt related interest expense	$49,899	$67,080	$61,639
(1)	On April 18, 2024, the Company repaid the outstanding principal balance of $20.3 million and terminated the ING Credit Facility.
(2)	On November 17, 2022, the Company repaid the outstanding principal balance of $17.8 million and terminated the Macquarie Credit Facility.
(3)	On May 24, 2022, the outstanding principal balances under the $390 Million Credit Facility, the $525 Million Credit Facility and the $360 Million Credit Facility were repaid with proceeds from the $750 Million Credit Facility, as described above.
(4)	The interest expense for these credit facilities includes the amortization for the terminated interest rate swap agreements, as described in Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures.”
(5)	On August 5, 2022, the Company redeemed the $25 million aggregate principal outstanding of the 8.5% Senior Notes due June 2023.

International Seaways, Inc.

The following table summarizes interest paid, net of interest rate swap cash settlements, excluding deferred financing fees paid, during the years ended December 31, 2024, 2023 and 2022 with respect to the Company’s debt facilities:

(Dollars in thousands)	2024	2023	2022
$750 Million Credit Facility / $500 Million Revolving Credit Facility	$1,800	$19,798	$13,892
$160 Million Revolving Credit Facility	—	311	—
ING Credit Facility	698	1,600	796
Macquarie Credit Facility	—	—	1,087
$390 Million Credit Facility	—	—	3,514
$525 Million Credit Facility	—	—	3,786
$360 Million Credit Facility	—	—	1,870
Vessel Lease Financing Arrangements	42,091	44,718	27,674
8.5% Senior Notes	—	—	1,274
Total debt related interest expense paid	$44,589	$66,427	$53,893

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

As of December 31, 2024, the aggregate annual principal payments required to be made on the Company’s financing arrangements are as follows:

(Dollars in thousands)	Amount
2025	$50,054
2026	51,087
2027	51,970
2028	53,187
2029	54,103
Thereafter	434,405
Aggregate principal payments required	$694,806

International Seaways, Inc.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Accounts payable	$5,828	$6,570
Accrued payroll and benefits	10,167	9,830
Accrued general and administrative expenses	1,525	1,974
Accrued vessel expenses	19,835	17,918
Accrued drydock, repairs and vessel betterment costs	10,108	5,208
Bunkers and lubricants	1,025	1,587
Insurance	96	85
Due to owners on chartered in vessels	902	925
EUAs due to authorities	4,990	—
Charter revenues received in advance	7,834	6,244
Accrued interest expense	1,018	2,114
Other	2,936	5,449
Total accounts payable, accrued expense and other current liabilities	$66,264	$57,904

NOTE 11 —TAXES:

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

INSW, including its subsidiaries, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2024, less than 50 percent of the total vote and value of the Company’s stock was held in the aggregate by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2025, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

A substantial portion of income earned by INSW is not subject to income tax, and no deferred taxes are provided on the temporary differences between the tax and financial statement basis of the underlying assets and liabilities for those subsidiaries not subject to income tax in their respective countries of incorporation. Additionally, a number of countries have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's (“OECD”) international tax framework, including the Pillar Two Model Rules. These model rules call for a minimum global tax of 15% on large multinational enterprises with possible application from January 1, 2024 or later. As currently enacted, the Pillar Two Model Rules have no impact on the Company’s consolidated financial statements in 2024, however, the Company is monitoring these developments and evaluating the necessary steps it can take to minimize the impact, if any, to the Company’s consolidated financial statements and operations going forward.

The Marshall Islands and Liberia impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying consolidated statements of operations.

International Seaways, Inc.

The components of the income tax benefit/(provision) are as follows:

(Dollars in thousands)	2024	2023	2022
Current	$1,084	$(3,878)	$(97)
Deferred	—	—	9
Income tax benefit/(provision)	$1,084	$(3,878)	$(88)

Included in the Company's current income tax benefit/(provision) are benefits and provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions. The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. During 2024, the Company decreased its reserve for uncertain tax liabilities for these jurisdictions by $1.1 million. The Company does not presently anticipate that its provisions for these uncertain tax positions will significantly increase in the next 12 months; however, this is dependent on the jurisdictions in which vessel trading activity occurs.

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax benefit/(provision) are summarized as follows:

	2024	2023	2022
Change in valuation allowance	(0.10)%	-%	0.04%
Unrecognized tax benefits	(0.26)%	0.69%	0.10%
Income subject to tax in other jurisdictions	0.10%	-%	(0.12)%
Effective income tax rate	(0.26)%	0.69%	0.02%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) of $3.4 million and $4.5 million as of December 31, 2024 and 2023, respectively, which are included in other current and other non-current liabilities in the consolidated balance sheets:

(Dollars in thousands)	2024	2023
Balance of unrecognized tax benefits as of January 1,	$4,521	$970
Increases for positions taken in current year	249	3,551
Decreases for positions taken in prior years	(1,358)	—
Balance of unrecognized tax benefits as of December 31,	$3,412	$4,521

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other liabilities in the consolidated balance sheets. The Company had a total liability for interest of $1.0 million as of December 31, 2024 and 2023, respectively.

At December 31, 2023, the Company believed that it was more likely than not that the benefit from its net operating loss carryforwards and certain other deferred tax assets associated with subsidiaries that it had in the United Kingdom and Singapore would not be realized and accordingly, maintained a valuation allowance of $7.0 million. Such subsidiaries were liquidated during 2024, and the unutilized deferred tax assets and valuation allowances were de-recognized. The significant components of the Company’s deferred tax assets in the accompanying consolidated balance sheets are as follows:

International Seaways, Inc.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$—	$3,180
Excess of tax over book basis of depreciable assets	—	806
Pensions	—	3,039
Total deferred tax assets	—	7,025
Less: Valuation allowance	—	(7,025)
Net noncurrent deferred tax assets	$—	$—

NOTE 12 — CAPITAL STOCK AND STOCK COMPENSATION:

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

Dividends

During the year ended December 31, 2024, the Company paid regular quarterly and supplemental cash dividends totaling $284.4 million or $5.77 per share declared by the Company’s Board of Directors as follows:

International Seaways, Inc.

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 28, 2024	March 14, 2024	March 28, 2024	$0.12	$1.20	$64,665
May 7, 2024	June 12, 2024	June 26, 2024	$0.12	$1.63	$86,930
August 6, 2024	September 11, 2024	September 25, 2024	$0.12	$1.38	$73,789
November 6, 2024	December 13, 2024	December 27, 2024	$0.12	$1.08	$59,031

On February 26, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.58 per share of common stock. Both dividends will be paid on March 28, 2025 to shareholders of record at the close of business on March 14, 2025.

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

During the year ended December 31, 2022, the Company paid regular quarterly cash dividends totaling $69.8 million or $1.42 per share declared by the Company’s Board of Directors as follows:

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

Share Repurchases

The Company has had a stock repurchase program since 2017. Under the program, the Company can opportunistically repurchase shares of the Company’s common stock (up to the authorized program limits) from time to time, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board.

The following is a summary of the purchases, excluding commissions, made under the Company’s stock repurchase program during the three years ended December 31, 2024:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost (In thousands)
2024	501,646	$49.81	$24,985
2023	366,483	$38.03	$13,937
2022	687,740	$29.08	$20,000

International Seaways, Inc.

In November 2024, the Company’s Board of Directors authorized an increase in the share repurchase program to $50.0 million from $25.0 million, which was the remaining authorization after the open-market purchases made during the third quarter of 2024.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 158,591, 147,294 and 513,479 shares of common stock during the years ended December 31, 2024, 2023 and 2022 at an average cost of $53.42, $44.09 and $41.79 per share, respectively (based on the market prices on the dates of vesting or option exercise), from employees, including certain members of management to cover withholding taxes and the cost of options exercised.

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

Information regarding share-based compensation awards granted by INSW follows:

Director Compensation – Restricted Common Stock

INSW awarded a total of 21,818, 26,878 and 41,718 restricted common stock shares during the years ended December 31, 2024, 2023 and 2022, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $55.40 (2024), $37.94 (2023) and $24.45 (2022) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or grant anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

On November 22, 2024, Mr. Douglas Wheat resigned from the Board of Directors of the Company, and from his role as Chairman of the Board, both with immediate effect. Mr. Wheat’s resignation was not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices. In recognition of his transformational years of service, following his resignation, the Board appointed Mr. Wheat to the honorary position of Chairman Emeritus. In connection with Mr. Wheat’s resignation, the Board approved the accelerated vesting of the 4,110 restricted shares of INSW common stock previously granted to him in June 2024 (valued at approximately $0.1 million) and the Company did not seek reimbursement of any cash director fees paid to Mr. Wheat in advance for the fourth quarter of 2024. Further, in connection with Mr. Wheat’s retirement from the Board and appointment as Chairman Emeritus, on November 27, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Wheat. The Consulting Agreement continues in force so long as Mr. Wheat holds the title of Chairman Emeritus and may not be terminated by Mr. Wheat until after November 23, 2025 (upon four weeks’ notice) (such period, the “Term”). During the Term, Mr. Wheat will be an independent contractor of the Company and will be available to provide consulting services to the Board and the Chief Executive Officer on an as-needed basis. For his service during the Term, Mr. Wheat will be paid a consulting fee $0.5 million in two equal installments, the first of which was paid in December 2024, and the second to be paid in

International Seaways, Inc.

March 2025. The Consulting Agreement also contains customary confidentiality and non-disparagement provisions, and the Company may terminate the agreement if Mr. Wheat provides services to any competitor of the Company during the Term.

Management Compensation

(i) Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, the Company awarded 82,076, 52,890 and 348,846 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $52.99 (2024), $51.37 (2023) and $21.05 (2022) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. 48,078 of the RSUs awarded during the year ended December 31, 2024 will vest in equal installments on each of the first three anniversaries of the grant date and 33,998 of the RSUs awarded will cliff vest on October 24, 2025.

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

During the years ended December 31, 2024, 2023 and 2022, the Company awarded 48,080, 52,890 and 124,590, respectively, performance-based RSUs to its senior officers and employees. The weighted average grant date fair value of the awards with performance conditions was determined to be $52.57 (2024), $51.37 (2023) and $19.63 (2022) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $41.08 (2024), $53.65 (2023) and $20.65 (2022) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target and the ROIC Target in the 2022 award were achieved at a payout of 100% and 150%, respectively, of target as of the performance period end date of December 31, 2024.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

International Seaways, Inc.

Activity with respect to restricted common stock and restricted stock units under INSW compensation plans is summarized as follows:

Common Stock
Nonvested Shares Outstanding at December 31, 2021	336,041
Granted (2)	531,246
Forfeitures (3)	—
Vested ($17.21 - $23.53 per share) (1)	(216,889)
Nonvested Shares Outstanding at December 31, 2022	650,398
Granted (2)	148,891
Forfeitures (3)	(3,641)
Vested ($19.63 - $43.05 per share) (1)	(311,004)
Nonvested Shares Outstanding at December 31, 2023	484,644
Granted (2)	183,118
Forfeitures (3)	—
Vested ($19.63 - $57.17 per share) (1)	(330,186)
Nonvested Shares Outstanding at December 31, 2024	337,576
(1)	Includes 112,177 (2024), 147,294 (2023) and 74,360 (2022) shares of common stock sold back to the Company by employees to cover withholding taxes in the year of vesting or during the first quarter of the subsequent year.
(2)	Includes 31,144, 16,233 and 16,092 incremental performance restricted stock units earned as a result of above target achievement of market condition at December 31, 2024, 2023 and 2022, respectively.
(3)	Represents restricted stock units forfeited because performance targets or service requirements were not achieved as of the measurement date.

(ii) Stock Options

Activity with respect to stock options under INSW compensation plans is summarized as follows:

Common Stock
Options Outstanding at December 31, 2021	811,906
Granted	—
Exercised	(541,656)
Options Outstanding at December 31, 2022	270,250
Granted	—
Exercised	(30,654)
Options Outstanding at December 31, 2023	239,596
Granted	—
Exercised	(65,179)
Options Outstanding at December 31, 2024	174,417
Options Exercisable at December 31, 2024	174,417

There were no stock options granted during 2024, 2023 and 2022. The outstanding stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2024 was 4.81 years. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2024 was between $17.21 and $21.93 per share. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2024 was $19.93. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2024 was $2.8 million.

International Seaways, Inc.

Compensation expense is recognized over the vesting period applicable to each grant, using the straight-line method.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2024, 2023 and 2022 was $8.9 million, $7.9 million and $5.5 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.6 million and $1.0 million, respectively.

As of December 31, 2024, there was $7.7 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.44 years.

NOTE 13 —ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Unrealized gains on derivative instruments	$5,176	$9,349
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(13,037)	(10,412)
	$(7,861)	$(1,063)

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, for the three years ended December 31, 2024.

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2021	$(4,863)	$(7,497)	$(12,360)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	22,905	(2,759)	20,146
Amounts reclassified from accumulated other comprehensive income/(loss)	(1,130)	308	(822)
Balance at December 31, 2022	16,912	(9,948)	6,964
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	3,187	(1,043)	2,144
Amounts reclassified from accumulated other comprehensive income/(loss)	(10,750)	579	(10,171)
Balance at December 31, 2023	9,349	(10,412)	(1,063)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	3,532	(2,625)	907
Amounts reclassified from accumulated other comprehensive income/(loss)	(7,705)	—	(7,705)
Balance at December 31, 2024	$5,176	$(13,037)	$(7,861)

International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income/(loss) for the three years ended December 31, 2024.

(Dollars in thousands)	2024	2023	2022	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method				Equity in result of
joint venture investees	$—	$—	$130	affiliated companies
Interest rate swaps entered into by the Company's subsidiaries	(6,885)	(8,601)	(1,044)	Interest expense

Reclassifications of (gains)/losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(820)	(2,149)	(216)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	—	579	308	Other expense
Total before and net of tax	$(7,705)	$(10,171)	$(822)

The following amounts are included in accumulated other comprehensive income/(loss) at December 31, 2024, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $2.1 million ($1.7 million net of tax) and unrecognized actuarial losses of $12.7 million ($11.3 million net of tax). As discussed above in Note 11, “Taxes,” the Company’s wholly owned U.K. subsidiary was liquidated in 2024, and all deferred taxes and valuation allowances associated with the entity were derecognized. The defined benefit pension plan obligation and assets of the U.K. subsidiary remain with the Company and in accordance with relevant accounting guidance, the tax effects remaining in accumulated other comprehensive loss will not be reclassified to earnings until the pension plan is settled, as further described in Note 16, “Pension and Other Postretirement Benefit Plans.”

At December 31, 2024, the Company expects that it will reclassify $2.2 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of INSW’s equity method investees and the interest rate swaps held by the Company.

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 14 — REVENUE:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days' notice. As of December 31, 2024, the Company is a party to time charter out contracts with customers on three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs with expiry dates ranging from February 2025 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding revenue recognition for leases.

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

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three years ended December 31, 2024:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
2024
Revenues from leases
Pool revenues	$314,018	$435,146	$749,164
Time and bareboat charter revenues	77,420	59,699	137,119
Voyage charter revenues from non-variable lease payments	4,983	5,417	10,400
Revenues from services
Voyage charter revenues from lightering services	54,930	—	54,930
Total shipping revenues	$451,351	$500,262	$951,613
2023
Revenues from leases
Pool revenues	$399,904	$505,904	$905,808
Time and bareboat charter revenues	67,883	28,661	96,544
Voyage charter revenues from non-variable lease payments	7,860	12,688	20,548
Voyage charter revenues from variable lease payments	66	516	582
Revenues from services
Voyage charter revenues from lightering services	48,293	—	48,293
Total shipping revenues	$524,006	$547,769	$1,071,775
2022
Revenues from leases
Pool revenues	$262,170	$512,752	$774,922
Time and bareboat charter revenues	23,633	9,401	33,034
Voyage charter revenues from non-variable lease payments(1)	8,451	11,149	19,600
Voyage charter revenues from variable lease payments	62	(336)	(274)
Revenues from services
Voyage charter revenues from lightering services	37,383	—	37,383
Total shipping revenues	$331,699	$532,966	$864,665
(1)	Includes $1.8 million of loss of hire claim proceeds received during the year ended December 31, 2022.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2024	$6,512	$1,029	$—
Closing balance as of December 31, 2024	4,086	258	—

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

International Seaways, Inc.

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2024, 2023 and 2022.

Costs to Obtain or Fulfill a Contract

As of December 31, 2024, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

EUAs are valued based upon a market approach utilizing prices published on an EUA market index. The value of the EUAs to be provided to the Company pursuant to the terms of its agreements with the charterers of its vessels and the commercial pools in which it participates is included in shipping revenues in the consolidated statements of operations. The value of the EUA obligations incurred by the Company under the EU ETS while its vessels are on-hire is included in voyage expenses, or in vessel expenses while its vessels are off-hire, in the consolidated statements of operations.

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of December 31, 2024. EUAs relating to 2024 emissions are required to be surrendered to the EU authorities in September 2025.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the year ended December 31, 2024:

(Dollars in thousands)
Pool revenues	$3,493
Time charter revenues	1,497
Total shipping revenues	$4,990

Voyage expenses	$4,990

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities of $5.0 million as of December 31, 2024 is included in the other receivables and other current liabilities, respectively, in the consolidated balance sheet.

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

International Seaways, Inc.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office and other space. The expenses recognized during the three years ended December 31, 2024 for the lease component of these leases are as follows:

(Dollars in thousands)	2024	2023	2022
Operating lease cost
Vessel assets
Charter hire expenses	$11,977	$6,192	$9,935

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	731	196
Interest on lease liabilities	—	124	34

Office and other space
General and administrative	904	869	911
Voyage expenses	180	180	172

Short-term lease cost
Vessel assets (1)
Charter hire expenses	4,784	18,679	8,636
Total lease cost	$17,845	$26,775	$19,884
(1)	Excludes vessels and workboats spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $4.0 million, $2.1 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$13,240	$6,028	$10,207
Finance cash flows used for finance leases	—	42,284	533

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$21,229	$20,391

Current portion of operating lease liabilities	$(14,617)	$(10,223)
Long-term operating lease liabilities	(8,715)	(11,631)
Total operating lease liabilities	$(23,332)	$(21,854)

Weighted average remaining lease term - operating leases	3.37 years	4.42 years
Weighted average discount rate - operating leases	5.51%	5.90%

International Seaways, Inc.

1.	Charters-in of vessel assets:

As of December 31, 2024, the Company has commitments to time charter-in two LR1s for periods ending between June 2025 and March 2026. The minimum lease liabilities and related number of operating days under this operating lease as of December 31, 2024 are as follows:

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2025	$14,180	528
2026	1,949	72
Total lease payments (lease component only)	16,129	600
less imputed interest	(426)
Total operating lease liabilities	$15,703

2.	Office and other space:

The Company has operating leases for office space. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office and other space as of December 31, 2024 are as follows:

(Dollars in thousands)	Amount
2025	$1,093
2026	1,113
2027	1,077
2028	1,077
2029	1,077
Thereafter	3,678
Total lease payments	9,115
less imputed interest	(1,486)
Total operating lease liabilities	$7,629

Contracts under which the Company is a Lessor

See Note 14, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs and the related revenue days as of December 31, 2024 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2025	$115,548	4,157
2026	79,611	2,699
2027	39,433	1,259
2028	34,038	1,098
2029	33,945	1,095
Thereafter	7,068	228
Future minimum revenues	$309,643	10,536

Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the

International Seaways, Inc.

minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

NOTE 16 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying consolidated balance sheet as of December 31, 2024. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying consolidated balance sheet.

The Company expects the benefits due to the participants under the Plan to be transferred to the insurance company in approximately thirty to thirty-six months after the completion of their standard review of the Plan’s underlying data with minimal additional cost to the Company. At such time, the Company believes the arrangement will qualify for settlement accounting.

Information with respect to the Plan for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Change in benefit obligation:
Benefit obligation at beginning of year	$17,876	$16,753
Interest cost on benefit obligation	797	827
Actuarial losses	1,233	265
Benefits paid	(890)	(848)
Foreign exchange (gains)/losses	(296)	879
Benefit obligation at year end	18,720	17,876

Change in plan assets:
Fair value of plan assets at beginning of year	17,703	16,833
Actual return on plan assets	(1,373)	839
Employer contributions	3,649	—
Benefits paid	(890)	(848)
Foreign exchange (losses)/gains	(410)	879
Fair value of plan assets at year end	18,679	17,703
Unfunded status at December 31	$(41)	$(173)

The unfunded benefit obligation for the pension plan included in other liabilities in the accompanying consolidated balance sheets, represents the actuarial estimate of the portion of the pension plan benefit obligation that is not covered by the insurance contract purchased by the Plan. At the completion of the insurance company’s standard review of the underlying data, an additional premium cost may be incurred to cover this benefit obligation but as discussed above, such additional cost is expected to be minimal.

International Seaways, Inc.

Information for net periodic benefit cost/(income) for the three years ended December 31, 2024 follows:

(Dollars in thousands)	2024	2023	2022
Components of expense:
Interest cost on benefit obligation	$797	$827	$442
Expected return on plan assets	(914)	(1,080)	(955)
Amortization of prior-service costs	76	74	73
Recognized net actuarial loss	664	506	235
Net periodic benefit cost/(income)	$623	$327	$(205)

Unrecognized actuarial losses will continue to be amortized over a period of 14 years, which represents the term to retirement of the youngest member of the Plan, until the benefits due to the participants under the Plan are formally transferred to the insurance company.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2024	December 31, 2023
Discount rate	4.27%	4.55%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2024	2023	2022
Discount rate	4.55%	4.90%	1.80%
Expected (long-term) return on plan assets	4.90%	6.37%	3.48%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2025	$1,106
2026	1,080
2027	1,258
2028	1,050
2029	1,110
Years 2030-2034	5,985
$11,589

The fair values of the Company’s pension plan assets at December 31, 2024, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 3 (1)
Cash and cash equivalents	$105	$105	$—
Insured assets	$18,574	$—	$18,574
Total	$18,679	$105	$18,574
(1)	The insured assets as of December 31, 2024 were measured using assumptions consistent with those used to measure the Plan liability as of December 31, 2024.

International Seaways, Inc.

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

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees in the U.K. and U.S. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the years ended December 31, 2024, 2023 and 2022 were $0.8 million, $0.7 million and $0.6 million, respectively.

NOTE 17 — OTHER OPERATING EXPENSES:

The components of other operating expenses for the year ended December 31, 2024 is as follows:

(Dollars in thousands)
Settlement of multi-employer pension plan obligations	$1,019
Legal and consulting fees associated with settlement of pension plan obligations	1,801
Total other operating expenses	$2,820

NOTE 18 — OTHER INCOME:

(Dollars in thousands)	2024	2023	2022
Investment income - interest	$9,916	$13,963	$3,653

Net actuarial gain on defined benefit pension plan	233	510	647
Write-off of deferred financing costs	—	(2,686)	(1,266)
Loss on extinguishment of debt	—	(1,323)	—
Other	(31)	188	(702)
	$10,118	$10,652	$2,332

Refer to Note 9, “Debt,” for additional information relating to the write-off of deferred financing costs and the loss on extinguishment of debt.

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

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Impairment of Vessels
Description of the Matter

As of December 31, 2024, the carrying value of the Company’s vessels (including deferred drydock expenditures, net) was approximately $2.2 billion. As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. Throughout the year, the Company performed an evaluation of its vessels to determine if any such indicators of impairment were present. During the year ended December 31, 2024, the

International Seaways, Inc.

Company recognized an impairment charge of approximately $8.7 million on a vessel to be sold to write down its carrying value to its estimated fair value.

Auditing the Company’s impairment indicator assessment was complex due to the significant estimation uncertainty and judgment required to evaluate the future market and economic conditions and forecasted charter rates in a cyclical and volatile industry, as well as the degree of subjectivity involved in determining indicative market values for a set of representative vessels in each of the Company’s vessel classes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment indicator assessment process, including controls over management’s identification of impairment indicators and management’s review of the significant assumptions described above. For example, we tested management’s review of the methods used to forecast charter rates and the residual value of the vessels as well as its review of the completeness, accuracy, and relevance of the key inputs used in developing the estimates of fair value, including third-party appraisals.

To test the Company’s impairment indicator assessment process, including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the key inputs used by management in its analyses. For example, we compared the forecasted charter rates used by management to current and past performance of the vessels, forecasted market rates and other relevant external market and industry data. Further, we evaluated the third-party appraisal reports used by management to support their assessment. We involved our internal valuation specialists to assist in our evaluation of the methodologies and the significant assumptions applied in performing the impairment indicator assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

February 27, 2025

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

International Seaways, Inc.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	55	President and Chief Executive Officer and Director	November 2016 and May 2018
Jeffrey D. Pribor	67	Chief Financial Officer and Senior Vice President	November 2016
James D. Small III	56	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	48	Senior Vice President and Chief Commercial Officer	March 2021 and November 2016
William Nugent	56	Senior Vice President and Chief Technical and Sustainability Officer	March 2021 and November 2016
Adewale O. Oshodi	45	Vice President and Controller	November 2016
Debra Grillo	57	Treasurer	January 2025

The business experience and certain other background information regarding our executive officers is set forth below.

Lois K. Zabrocky. Ms. Zabrocky has served as President and Chief Executive Office of the Company since November 30, 2016, when the Company became an independent, publicly traded corporation, and has served as a Director of the Company since May 2018. Under her leadership, the Company’s fleet has grown from 55 vessels (including six vessels held by joint ventures) to more than 75 vessels and the Company’s revenues have increased from approximately $400 million to approximately $1 billion. Prior to her appointment as President and Chief Executive Officer of the Company, Ms. Zabrocky served in various roles during a career of 25 years at OSG, the Company’s former parent corporation. From August 2014 through November 2016, she was Co-President of OSG and Head of International Flag Strategic Business Unit of OSG, from 2008 through August 2014 she was a Senior Vice President of OSG and from May 2011 through August 2014, she was Chief Commercial Officer of the International Flag Strategic Business Unit of OSG. She served as a director of the Company from November 2011 through November 2016 during which time the Company was a wholly-owned subsidiary of OSG.

Jeffrey D. Pribor. From 2013 until his appointment to the role of Chief Financial Officer and Senior Vice President of the Company in November 2016, Mr. Pribor was the Global Head of Maritime Investment Banking at Jefferies & Company, Inc. Mr. Pribor also was Treasurer of the Company from November 2016 until January 2025. Previously, he was Executive Vice President and Chief Financial Officer of General Maritime Corporation, one of the world’s leading tanker shipping companies, from September 2004 to February 2013. Prior to General Maritime Corporation, from 2002 to 2004, Mr. Pribor was Managing Director and President of DnB NOR Markets, Inc. From 2001 to 2002, Mr. Pribor was Managing Director and Group Head of Transportation Banking at ABN

International Seaways, Inc.

AMRO, Inc. From 1996 to 2001, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics investment banking for ING Barings.

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

Debra Grillo. Ms. Grillo has been Treasurer of the Company since January 2025. From October 2014 through November 30, 2016, Ms. Grillo was the Assistant Treasurer of several subsidiaries of OSG and since December 1, 2016 has served as the Assistant Treasurer of certain subsidiaries of the Company. Earlier in her career, Ms. Grillo served for approximately 14 years in various positions of increasing responsibility in the Treasury department of Altria Group, Inc., serving as Senior Analyst, Assistant Manager, Manager and Senior Manager.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company’s directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. Further, the Company has an Inventive Compensation Recoupment Policy pursuant to which under specified circumstances (i) executive officers of the Company are required to repay or return erroneously awarded compensation to the Company in accordance with the Company’s claw back rules and (ii) the Board of Director of the Company may, in its good faith discretion, require officers of the Company to repay all or a portion of their incentive compensation to the Company. The Code of

International Seaways, Inc.

Business Conduct and Ethics, the Insider Trading Policy, the Anti-Bribery and Corruption Policy and the Incentive Compensation Recoupment Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

We have adopted an insider trading policy governing the purchase, sale and/or other transactions in securities by employees and directors of the Company and certain other individuals that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. It is our policy to comply with all federal, state and foreign securities laws and other applicable law (including by obtaining appropriate corporate approvals) when engaging in transactions in our securities.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 12, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	174,417	$$19.93	480,101	*
*	Consists of 224,236 shares eligible to be granted under the Company’s 2020 Management Incentive Compensation Plan and 255,865 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2024, in connection with its 2025 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2024 and 2023.

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022.

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

4.3

Registration Rights Agreement dated as of February 23, 2024 between the Registrant and Wayzata Opportunities Fund III, L.P (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

**4.4	Description of International Seaways, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

International Seaways, Inc.

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

*10.4.2

Form of Amended and Restated International Seaways, Inc. Retiree Health and Welfare Plan dated December 26, 2024 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2024 and incorporated herein by reference).

International Seaways, Inc.

*10.4.3

First Amendment to International Seaways, Inc. Retiree Health and Welfare Plan dated December 31, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2024 and incorporated herein by reference).

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

*10.5.5	Amendment No. 5 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.5.6	Amendment No. 6 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.5.7	Form of Amendment No. 7 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.5.8	Form of Amendment No. 8 to Lois K. Zabrocky’s Employment Agreement (field as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).

*10.5.9	Form of Amendment No. 9 to Lois K. Zabrocky’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

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

International Seaways, Inc.

*10.6.4	Amendment No. 4 to James D. Small III’s Employment Agreement (filed as Exhibit 10.8 the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.6.5	Form of Amendment No. 5 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.6.6	Form of Amendment No. 6 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
*10.6.7	Form of Amendment No. 7 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

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

*10.7.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.7.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.7.5	Form of Amendment no. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.7.6	Form of Amendment No. 6 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.7.7	Form of Amendment No. 7 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).

*10.7.8	Form of Amendment No. 8 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

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

*10.8.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8.3	Form of Amendment no. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

International Seaways, Inc.

*10.8.4	Form of Amendment No. 4 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).
*10.8.5	Form of Amendment No 5. To Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
*10.8.6	Form of Amendment No. 6 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

*10.9

Letter Agreement dated as of February 19, 2024 by and between the Registrant and Nadim Z. Qureshi (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

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

10.15.2

Second Amendment dated as of April 26, 2024 to the $750 Million Facility among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference).

International Seaways, Inc.

10.15.3

Joinder Agreement dated May 23, 2024 by each of Jennings Tanker Corporation, Lafayette Tanker Corporation, Harrison Tanker Corporation, EB Tanker Corporation, and Crystal Tanker Corporation to the $750 Million Facility (as amended by the First Amendment dated as of March 10, 2023, the Second Amendment dated as of April 26, 2024, and as further amended and/or restated, henceforth the “$500 Million Revolving Credit Facility”) among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties, and Credit Agricole Corporate and Investment Bank, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference).

10.15.4

Joinder Agreement dated June 7, 2024 by Albans Tanker Corporation to the $500 Million Revolving Credit Facility (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference).

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

**19	International Seaways, Inc. Insider Trading Policy.

**21	List of significant subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Irrevocable Conditional Letter of Resignation of Kristian K. Johansen dated April 17, 2024 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2024 and incorporated herein by reference).

99.2

Consulting Agreement dated November 27, 2024 between Douglas Wheat and the Registrant (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A dated November 25, 2024 and incorporated herein by reference).

*97

International Seaways, Inc. Incentive Compensation Recoupment Policy dated as of November 27, 2023 (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

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

Date: February 27, 2025

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

Name	Date

/s/ LOIS K. ZABROCKY	February 27, 2025
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	February 27, 2025
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ IAN T. BLACKLEY	February 27, 2025
Ian T. Blackley, Director

/s/ DARRON M. ANDERSON	February 27, 2025
Darron M. Anderson, Director

/s/ TIMOTHY BERNLOHR	February 27, 2025
Timothy Bernlohr, Director

/s/ A. KATE BLANKENSHIP	February 27, 2025
A. Kate Blankenship, Director

/s/ RANDEE DAY	February 27, 2025
Randee Day, Director

/s/ DAVID I. GREENBERG	February 27, 2025
David I. Greenberg, Director

/s/ KRISTIAN K. JOHANSEN	February 27, 2025
Kristian K. Johansen, Director

/s/ CRAIG H. STEVENSON JR.	February 27, 2025
Craig H. Stevenson, Jr., Director

International Seaways, Inc.