Form 10-Q
period 2025-03-31
International Seaways, Inc.
filed 2025-05-08
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 5, 2025: common stock, no par value, 49,338,204 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$132,769	$157,506
Voyage receivables, net of allowance for credit losses of $86 and $86
including unbilled receivables of $154,389 and $181,211	160,352	185,521
Other receivables	15,711	13,771
Inventories	573	1,875
Prepaid expenses and other current assets	15,615	15,570
Current portion of derivative asset	1,594	2,080
Total Current Assets	326,614	376,323
Vessels and other property, less accumulated depreciation of $313,141 and $466,356	2,003,081	2,050,211
Vessels construction in progress	52,565	37,020
Deferred drydock expenditures, net	88,532	90,209
Operating lease right-of-use assets	16,917	21,229
Pool working capital deposits	37,316	35,372
Long-term derivative asset	291	801
Other assets	17,081	25,232
Total Assets	$2,542,397	$2,636,397

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$56,234	$66,264
Current portion of operating lease liabilities	12,027	14,617
Current installments of long-term debt	50,180	50,054
Total Current Liabilities	118,441	130,935
Long-term operating lease liabilities	6,947	8,715
Long-term debt	544,730	638,353
Other liabilities	3,430	2,346
Total Liabilities	673,548	780,349

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,287,457 and 49,194,458
shares issued and outstanding	1,503,451	1,504,767
Retained earnings	374,212	359,142
	1,877,663	1,863,909
Accumulated other comprehensive loss	(8,814)	(7,861)
Total Equity	1,868,849	1,856,048
Total Liabilities and Equity	$2,542,397	$2,636,397

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Shipping Revenues:
Pool revenues, including $46,910 and $83,898
from companies accounted for by the equity method	$137,596	$226,282
Time charter revenues	35,857	31,049
Voyage charter revenues	9,941	17,070
	183,394	274,401

Operating Expenses:
Voyage expenses	5,052	3,473
Vessel expenses	67,028	63,381
Charter hire expenses	9,145	6,648
Depreciation and amortization	39,705	34,153
General and administrative	13,217	12,098
Other operating expenses	95	276
Gain on disposal of vessels and other assets, net	(10,021)	(51)
Total operating expenses	124,221	119,978
Income from vessel operations	59,173	154,423
Other income	1,844	2,954
Income before interest expense	61,017	157,377
Interest expense	(11,452)	(12,887)
Net income	$49,565	$144,490

Weighted Average Number of Common Shares Outstanding:
Basic	49,307,449	48,972,842
Diluted	49,528,814	49,377,948

Per Share Amounts:
Basic net income per share	$1.00	$2.95
Diluted net income per share	$1.00	$2.92

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net income	$49,565	$144,490
Other comprehensive (loss)/income, net of tax:
Net change in unrealized income/(losses) on cash flow hedges	(777)	673
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(23)	12
Net change in unrecognized actuarial losses	(153)	78
Other comprehensive (loss)/income, net of tax	(953)	763
Comprehensive income	$48,612	$145,253

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$49,565	$144,490
Items included in net income not affecting cash flows:
Depreciation and amortization	39,705	34,153
Amortization of debt discount and other deferred financing costs	983	1,038
Stock compensation	1,946	1,691
Other – net	456	(250)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(10,021)	(51)
Payments for drydocking	(16,900)	(9,971)
Insurance claims proceeds related to vessel operations	312	206
Changes in operating assets and liabilities:
Decrease in receivables	25,169	4,210
Decrease in deferred revenue	(7,618)	(5,068)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(13,650)	(14,006)
Net cash provided by operating activities	69,947	156,442
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(82,973)	(26,420)
Security deposits returned for vessel exchange transactions	5,000	—
Proceeds from disposal of vessels and other property, net	115,264	—
Expenditures for other property	(376)	(701)
Investments in short-term time deposits	—	(75,000)
Proceeds from maturities of short-term time deposits	—	60,000
Pool working capital deposits	—	(782)
Net cash provided by/(used in) investing activities	36,915	(42,903)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	20,000	—
Repayments on revolving credit facilities	(101,600)	—
Repayments of debt	—	(19,538)
Payments on sale and leaseback financing	(12,242)	(12,146)
Payments of deferred financing costs	—	(306)
Cash dividends paid	(34,495)	(64,662)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(3,262)	(4,146)
Net cash used in financing activities	(131,599)	(100,798)
Net (decrease)/increase in cash and cash equivalents	(24,737)	12,741
Cash and cash equivalents at beginning of year	157,506	126,760
Cash and cash equivalents at end of period	$132,769	$139,501

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the three months ended
Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	49,565	—	49,565
Other comprehensive loss	—	—	(953)	(953)
Dividends declared	—	(34,495)	—	(34,495)
Forfeitures of vested restricted stock awards	(3,262)	—	—	(3,262)
Compensation relating to restricted stock awards	254	—	—	254
Compensation relating to restricted stock units awards	1,692	—	—	1,692
Balance at March 31, 2025	$1,503,451	$374,212	$(8,814)	$1,868,849

Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	144,490	—	144,490
Other comprehensive income	—	—	763	763
Dividends declared	—	(64,665)	—	(64,665)
Forfeitures of vested restricted stock awards and exercised stock options	(4,146)	—	—	(4,146)
Compensation relating to restricted stock awards	291	—	—	291
Compensation relating to restricted stock units awards	1,301	—	—	1,301
Compensation relating to stock option awards	99	—	—	99
Balance at March 31, 2024	$1,488,531	$306,659	$(300)	$1,794,890

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of March 31, 2025, the Company’s operating fleet consisted of 78 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 84 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

All intercompany balances and transactions within INSW have been eliminated.

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at March 31, 2025. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after May 8, 2025, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

Note 2 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2024	$86
Provision for expected credit losses	—
Balance at March 31, 2025	$86

The pools in which the Company participates accounted in aggregate for 96% and 98% of consolidated voyage receivables at March 31, 2025 and December 31, 2024, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $10.5 million and $11.2 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility (See Note 8, “Debt”) as of March 31, 2025 and December 31, 2024, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $6.1 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $0.8 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction.

Interest capitalized totaled $0.7 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

Recently Issued Accounting Standards — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact of this new guidance on the disclosures to our consolidated financial statements.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 17,708 and 27,897 for the three months ended March 31, 2025 and 2024, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2025, there were 434,787 shares of restricted stock units and 174,417 stock options outstanding and considered to be potentially dilutive securities.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income allocated to:
Common Stockholders	$49,547	$144,413
Participating securities	18	77
	$49,565	$144,490

For the three months ended March 31, 2025 and 2024 earnings per share calculations, there were 221,365 and 405,106 dilutive equity awards outstanding, respectively. Awards of 512,617 and 633,945 for the three months ended March 31, 2025 and 2024, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 4 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income from vessel operations for segment purposes is defined as income from vessel operations before general and administrative expenses, other operating expenses, and gain on disposal of vessels and assets, net. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

Information about the Company’s reportable segments as of and for the three months ended March 31, 2025 and 2024 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2025:
Shipping revenues	$88,004	$95,390	$183,394
Time charter equivalent revenues	84,629	93,713	178,342
Vessel expenses	28,418	38,610	67,028
Charter hire expenses	2,836	6,309	9,145
Depreciation and amortization	18,702	21,003	39,705
Gain on disposal of vessels and other assets, net	(10,021)	—	(10,021)
Adjusted income from vessel operations	34,673	27,791	62,464
Adjusted total assets at March 31, 2025	1,320,918	1,062,611	2,383,529
Expenditures for vessels and vessel improvements	190	82,783	82,973
Payments for drydocking	1,574	15,326	16,900

Three months ended March 31, 2024:
Shipping revenues	$126,867	$147,534	$274,401
Time charter equivalent revenues	123,962	146,966	270,928
Vessel expenses	30,512	32,869	63,381
Charter hire expenses	3,508	3,140	6,648
Depreciation and amortization	20,049	14,104	34,153
Gain on disposal of vessels and other assets, net	(2)	(49)	(51)
Adjusted income from vessel operations	69,892	96,854	166,746
Adjusted total assets at March 31, 2024	1,508,859	802,668	2,311,527
Expenditures for vessels and vessel improvements	276	26,144	26,420
Payments for drydocking	2,103	7,868	9,971

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Time charter equivalent revenues	$178,342	$270,928
Add: Voyage expenses	5,052	3,473
Shipping revenues	$183,394	$274,401

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

Reconciliations of total adjusted income from vessel operations of the segments to net income, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total adjusted income from vessel operations of all segments	$62,464	$166,746
General and administrative expenses	(13,217)	(12,098)
Other operating expenses	(95)	(276)
Gain on disposal of vessels and other assets, net	10,021	51
Consolidated income from vessel operations	59,173	154,423
Other income	1,844	2,954
Interest expense	(11,452)	(12,887)
Net income	$49,565	$144,490

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Adjusted total assets of all segments	$2,383,529	$2,311,527
Corporate unrestricted cash and cash equivalents	132,769	139,501
Short-term investments	—	75,000
Other unallocated amounts	26,099	25,394
Consolidated total assets	$2,542,397	$2,551,422

Note 5 — Vessels:

Impairment of Vessels and Other Property

During the three months ended March 31, 2025, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2024, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-sale or held-for-use impairment indicators existed for the Company’s vessels as of March 31, 2025.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard. The six LR1s are expected to be delivered beginning in the second half of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of March 31, 2025 was $314.6 million, which will be paid for through a combination of long-term financing and available liquidity.

On November 28, 2024, the Company entered into memoranda of agreements for the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs for an aggregate purchase price of $119.5 million with the same counterparty. The Company closed on all five transactions between December 2024 and February 2025, with a net cash outflow of $2.9 million, representing the difference in transaction prices among the five vessels. In conjunction with the agreements, the buyer of each vessel was required to lodge a deposit equal to 10% of the vessel’s purchase price into an escrow account, and to ensure that all five vessel transactions were executed, the seller of each vessel was also required to make an additional security deposit of $2.5 million into an escrow account. These security deposits were refunded to each respective seller after all five vessel transactions were completed in February 2025.

Disposal/Sales of Vessels

As part of vessel exchange transactions described above, the Company delivered one 2010-built VLCC and one 2011-built VLCC to their buyers and recognized a net gain of $10.1 million during the three months ended March 31, 2025.

Non-cash Investing Activities

Non-cash expenditures for vessels, vessel improvements, vessels construction in progress and other property totaled $5.9 million during the three months ended March 31, 2025. Such amounts are included in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2025.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of March 31, 2025, all six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of March 31, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$37,316

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$37,316

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, as of March 31, 2025, the Company had approximately $154.2 million of trade receivables from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2025.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024	Fair Value Level
Cash and cash equivalents	$132,769	$157,506	Level 1
$500 Million Revolving Credit Facility (1)	(62,981)	(144,581)	Level 2
Ocean Yield Lease Financing (1)	(275,427)	(282,627)	Level 2
BoComm Lease Financing (2)	(188,942)	(188,370)	Level 2
Toshin Lease Financing (2)	(11,499)	(11,662)	Level 2
Hyuga Lease Financing (2)	(11,428)	(11,776)	Level 2
Kaiyo Lease Financing (2)	(10,433)	(10,554)	Level 2
Kaisha Lease Financing (2)	(10,414)	(10,656)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At March 31, 2025, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $200.8 million as of March 31, 2025, covering for accounting purposes, the $63.0 million principal balance outstanding under the $500 Million Revolving Credit Facility and $137.8 million outstanding under the Ocean Yield Lease Financing. Also, as of March 31, 2025, approximately $1.1 million in gain from previously terminated interest rate swaps is expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2025 and December 31, 2024:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
March 31, 2025:
Derivatives designated as hedging instruments:
Interest rate swaps	$1,594	$291	$326
Total	$1,594	$291	$326

December 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,080	$801	$453
Total	$2,080	$801	$453

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive (loss)/income excluding amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(181)	$3,098
Total other comprehensive (loss)/income	$(181)	$3,098

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(815)	$(2,071)

Discontinued hedging instruments:
Interest rate swap	219	(354)
Total interest expense	$(596)	$(2,425)

See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	March 31, 2025	December 31, 2024	Fair Value Level
Derivative Assets (interest rate swaps)	$2,211	$3,334	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
$500 Million Revolving Credit Facility, due 2030	$62,981	$144,581
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,038 and $2,154	273,390	280,473
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,262 and $3,438	212,991	216,343
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $229 and $243	12,163	12,510
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $194 and $207	11,914	12,270
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $161 and $174	10,679	11,059
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $170 and $183	10,792	11,171
	594,910	688,407
Less current portion	(50,180)	(50,054)
Long-term portion	$544,730	$638,353

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

$500 Million Revolving Credit Facility

On March 21, 2025, the Company entered into an agreement with the lenders under the $500 Million Revolving Credit Facility whereby two of the three MRs acquired in the vessel exchange transactions described in Note 5, “Vessels,” were pledged as collateral under the $500 Million Revolving Credit Facility. These vessels comprise Substitution Vessels, replacing one of the two VLCCs sold in the vessel exchange transactions.

During the three months ended March 31, 2025, $101.6 million of the principal balance outstanding under this facility was repaid and an additional $20.0 million was drawn, leaving an outstanding principal balance of $63.0 million and an undrawn revolver capacity of $398.6 million on this facility as of March 31, 2025.

On April 28, 2025, the Company subsequently repaid $35.6 million of the outstanding principal balance under this facility.

Ocean Yield Lease Financing

In April 2025, the Company tendered an irrevocable notice of its intention to exercise purchase options in November 2025 on six VLCCs that are currently bareboat chartered-in. The $257.7 million estimated aggregate purchase price for the six vessels represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on the purchase option exercise date.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of March 31, 2025.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2025 and

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2024 was $12.0 million and $12.8 million, respectively. Interest paid for the Company’s debt facilities for the three months ended March 31, 2025 and 2024 was $10.1 million and $12.1 million, respectively.

Note 9 — Taxes:

As of March 31, 2025, the Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2025 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2025.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three months ended March 31, 2025 and 2024.

Additionally, a number of countries have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's (“OECD”) international tax framework, including the Pillar Two Model Rules. These model rules call for a minimum global tax of 15% on large multinational enterprises with possible application from January 1, 2024 or later, depending on implementation by the individual countries in which the Company is domiciled. As currently enacted, the Pillar Two Model Rules have no impact on the Company’s consolidated financial statements in 2025, however, the Company is monitoring these developments and evaluating the necessary steps it can take to minimize the impact, if any, to the Company’s consolidated financial statements and operations going forward.

Note 10 — Capital Stock and Stock Compensation:

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation, which requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Management Compensation

Stock Options

There were no stock options granted or exercised during the three months ended March 31, 2025. A total of 58,893 stock options were exercised during the three months ended March 31, 2024 by certain senior officers and employees of the Company at an average exercise price of $21.74 per share. There were no stock options granted during the three months ended March 31, 2024.

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 89,880 time-based restricted stock units (“RSUs”) to certain of its senior officers. The weighted average grant date fair value of these awards was $33.16 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2025, the Company also granted 89,880 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(ii) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2028. The weighted average grant date fair value of the awards with performance conditions was determined to be $33.16 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $24.31 per RSU.

Dividends

On February 26, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $0.58 per share of common stock. Both dividends totaling $34.5 million were paid on March 28, 2025 to stockholders of record as of March 14, 2025.

On May 7, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.48 per share of common stock. Both dividends will be paid on June 26, 2025 to stockholders of record as of June 12, 2025.

Share Repurchases

No shares were acquired under the Company’s stock repurchase program during the three months ended March 31, 2025 and 2024.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 96,387 and 102,523 shares of common stock during the three months ended March 31, 2025 and 2024, respectively, at an average cost of $33.84 and $52.94, respectively, per share (based on the market prices on the dates of vesting or exercise) from employees and certain members of management to cover withholding taxes.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Unrealized gains on derivative instruments	$4,399	$5,176
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(13,213)	(13,037)
	$(8,814)	$(7,861)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2025 and 2024 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2024	$5,176	$(13,037)	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(181)	(424)	(605)
Amounts reclassified from accumulated other comprehensive loss	(596)	248	(348)
Balance as of March 31, 2025	$4,399	$(13,213)	$(8,814)

Balance as of December 31, 2023	$9,349	(10,412)	(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	3,098	90	3,188
Amounts reclassified from accumulated other comprehensive loss	(2,425)	—	(2,425)
Balance as of March 31, 2024	$10,022	$(10,322)	$(300)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(815)	$(2,071)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	219	(354)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	248	—	Other income
Total before and net of tax	$(348)	$(2,425)

At March 31, 2025, the Company expects that it will reclassify $1.7 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of March 31, 2025, the Company is a party to time charter out contracts with customers on three VLCCs, one Aframax, one LR2, and eight MRs with expiry dates ranging from July 2025 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2025 and 2024:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2025:
Revenues from leases
Pool revenues	$62,198	$75,398	$137,596
Time charter revenues	16,395	19,462	35,857
Voyage charter revenues from non-variable lease payments	307	530	837
Revenues from services
Voyage charter revenues from lightering services	9,104	—	9,104
Total shipping revenues	$88,004	$95,390	$183,394

Three months ended March 31, 2024:
Revenues from leases
Pool revenues	$90,046	$136,236	$226,282
Time charter revenues	20,804	10,245	31,049
Voyage charter revenues from non-variable lease payments	948	1,053	2,001
Revenues from services
Voyage charter revenues from lightering services	15,069	—	15,069
Total shipping revenues	$126,867	$147,534	$274,401

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2025	$4,086	$258	$—
Closing balance as of March 31, 2025	4,292	39	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2025 and 2024.

Costs to Obtain or Fulfill a Contract

As of March 31, 2025, there were no unamortized deferred costs of obtaining or fulfilling a contract.

European Union’s Emissions Trading System

The European Union’s Emissions Trading System (“EU ETS”) emissions allowances (“EUA”) are valued based upon a market approach utilizing prices published on an EUA market index. The value of the EUAs to be provided to the Company pursuant to the terms of its agreements with the charterers of its vessels and the commercial pools in which it participates is included in shipping revenues in the condensed consolidated statements of operations. The value of the EUA obligations incurred by the Company under the EU ETS while its vessels are on-hire is included in voyage expenses, or in vessel expenses while its vessels are off-hire, in the condensed consolidated statements of operations.

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of March 31, 2025. EUAs relating to 2024 and 2025 emissions are required to be surrendered to the EU authorities in September 2025 and September 2026, respectively.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Pool revenues	$1,610	$388
Time charter revenues	420	131
Total shipping revenues	$2,030	$519

Voyage expenses	$2,030	$519

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $7.0 million as of March 31, 2025. The receivables are included in other receivables, in the condensed consolidated balance sheet and $5.9 million and $1.1 million of the obligations are included in other

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

current liabilities and other liabilities, respectively, in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three months ended March 31, 2025 and 2024 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost
Vessel assets
Charter hire expenses	$4,725	$2,367

Office and other space
General and administrative	227	226
Voyage expenses	15	45

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,201	1,365
Total lease cost	$6,168	$4,003
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.2 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,013	$264

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$16,917	$21,229

Current portion of operating lease liabilities	$(12,027)	$(14,617)
Long-term operating lease liabilities	(6,947)	(8,715)
Total operating and finance lease liabilities	$(18,974)	$(23,332)

Weighted average remaining lease term - operating leases	3.69 years	3.37 years
Weighted average discount rate - operating leases	5.34%	5.51%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of March 31, 2025, the Company has commitments to time charter-in two LR1s for periods ending between June 2025 and March 2026, respectively. The remaining minimum lease liabilities and related number of operating days under the operating lease this operating lease as of March 31, 2025 are as follows:

(Dollars in thousands)	Amount	Operating Days
2025	$9,370	348
2026	1,949	72
Total lease payments (lease component only)	11,319	420
less imputed interest	(241)
Total operating lease liabilities	$11,078

2. Office and other space:

The Company has operating leases for offices and a lightering workboat dock space. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office and other space as of March 31, 2025 are as follows:

(Dollars in thousands)	Amount
2025	$958
2026	1,297
2027	1,250
2028	1,077
2029	1,077
Thereafter	3,678
Total lease payments	9,337
less imputed interest	(1,441)
Total operating lease liabilities	$7,896

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Aframax, one LR2, and eight MRs, and the related revenue days as of March 31, 2025 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2025	$88,664	3,239
2026	79,611	2,699
2027	39,433	1,259
2028	34,038	1,098
2029	33,945	1,095
Thereafter	7,068	228
Future minimum revenues	$282,758	9,618

Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. Revenues from a time charter are not

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

In April 2025, the Company entered into a non-cancelable time charter agreement with a duration of 12 months for one 2017-built Suezmax. The future minimum contracted revenue, before the deduction of the brokerage commission, expected to be received under the agreement is approximately $12.5 million. The vessel is expected to be delivered to the charterer during the second quarter of 2025.

Note 14 — Other Operating Expenses:

Other operating expenses consist of the following expenses:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Consulting fees associated with settlement of pension plan obligations	$95	$276
Total other operating expenses	$95	$276

See Note 15, “Pension and Other Postretirement Benefit Plans,” for additional information on the Company’s defined benefit pension plan obligations.

Note 15 – Pension and Other Postretirement Benefit Plans:

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying condensed consolidated balance sheet as of March 31, 2025. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying condensed consolidated balance sheet at an equal amount.

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

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, wrongful death, collision or other casualty and to claims arising under charter parties and other contract disputes. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company is covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, should not be material to the Company’s financial position, results of operations and cash flows.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in 2023. Although the vessel was subsequently released, the arresting party sought approximately $25 million in security. The underlying commercial dispute was subject to an arbitration hearing in England. In March 2025, the arbitration tribunal ruled in the Company’s favor by (i) dismissing the arresting party’s claims against the Company, and (ii) awarding the Company the monetary damages it was claiming. The arbitration tribunal’s ruling remains subject to appeal and a request to appeal was filed with the tribunal in April 2025. Regardless of the outcome of any appeal, the Company’s ultimate ability to collect damages in whole or in part from the arresting party remains uncertain.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the effect of an increase in trade protectionism, including tariffs, and fees on vessels entering U.S. ports that were constructed in China or are owned or operated by a Chinese entity;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Amended and Restated Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;

INTERNATIONAL SEAWAYS, INC.

●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2025 and 2024, we derived 53% and 54%, respectively, of our TCE revenues from our Product Carriers segment. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2025 and 2024 periods.

As of March 31, 2025, the Company’s operating fleet consisted of 78 wholly-owned or lease financed and time chartered-in vessels aggregating 8.6 million deadweight tons (“dwt”). In addition to our operating fleet of 78 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the second half of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 84 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 81% of our total TCE revenues in the spot market for the three

INTERNATIONAL SEAWAYS, INC.

months ended March 31, 2025 compared with 89% for the three months ended March 31, 2024. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Aframax, one LR2, and eight MRs, as of March 31, 2025 are as follows:

(Dollars in millions)	Amount(1)
2025	$88.7
2026	79.6
2027	39.4
2028	34.0
2029	33.9
Thereafter	7.1
Future minimum revenues	$282.8

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

In April 2025, the Company entered into a non-cancelable time charter agreement with a duration of 12 months for one 2017-built Suezmax. The future minimum contracted revenue, before the deduction of the brokerage commission, expected to be received under the agreement is approximately $12.5 million. The vessel is expected to be delivered to the charterer during the second quarter of 2025.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2025 at 102.4 million barrels per day (“b/d”), up 1.2% from the same quarter in 2024. The estimate for global oil consumption for 2025 is 103.8 million b/d, an increase of 0.7% over the 2024 estimate of 102.8 million b/d. OECD demand in 2025 is estimated to decrease by 0.4% to 45.5 million b/d, while non-OECD demand is estimated to increase by 1.6% to 58.1 million b/d.

Global oil production in the first quarter of 2025 was 102.5 million b/d, an increase of 1.1 million b/d from the first quarter of 2024. OPEC crude oil production averaged 26.8 million b/d in the first quarter of 2025, up 0.1 million b/d from the fourth quarter of 2024, and an increase of 0.3 million b/d from the first quarter of 2024. Non-OPEC production increased by 0.7 million b/d to 70.1 million b/d in the first quarter of 2025 compared with the first quarter of 2024. Oil production in the U.S. of 13.1 million b/d in the first quarter of 2025 decreased by 2.3% from the fourth quarter of 2024 but increased by 4.7% from the first quarter of 2024.

U.S. refinery throughput decreased by 0.5 million b/d to 16.0 million b/d in the first quarter of 2025 compared with the fourth quarter of 2024.

U.S. crude oil imports in the first quarter of 2025 increased by 0.3% to 6.6 million b/d compared with the first quarter of 2024, with imports from OPEC countries increasing by 0.2 million b/d and imports from non-OPEC countries decreasing by 0.2 million b/d.

China’s crude oil imports in March were 12.1 million b/d, up 0.5 million b/d year-over-year, and the highest since August 2023. January and February 2025 averaged 10.4 million b/d.

OECD commercial crude inventories in the first quarter of 2025 decreased by 3.3%, or 45 million barrels, compared with the fourth quarter of 2024. OECD commercial product inventories in the first quarter of 2025 increased by 1.1%, or 16 million barrels, compared with the fourth quarter of 2024.

During the first quarter of 2025, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 2.8 million dwt. The crude fleet increased by 1.9 million dwt, with VLCCs decreasing by 0.3 million dwt and Suezmaxes and Aframaxes increasing by 0.6 million dwt and 1.5 million dwt, respectively. The product carrier fleet increased by 0.9 million dwt, with LR1s decreasing by 0.1 million dwt and MRs increasing by 1.0 million dwt. Year-over-year, the size of the tanker fleet increased by 6.5 million dwt with the VLCCs and LR1s decreasing by 0.9 million dwt and 0.1 million dwt, respectively and Suezmaxes, Aframaxes, and MRs increasing by 1.7 million dwt, 2.9 million dwt, and 2.8 million dwt, respectively.

During the first quarter of 2025, the tanker orderbook decreased by 1.2 million dwt overall. The crude tanker orderbook decreased by 0.9 million dwt. The VLCC orderbook decreased by 0.3 million dwt, the Suezmax orderbook increased by 0.6 million dwt and the Aframax orderbook decreased by 1.3 million dwt. The product carrier orderbook decreased by 0.3 million dwt, with LR1s increasing by 0.1 million dwt and MRs decreased by 0.4 million dwt. Year-over-year, the total tanker orderbook increased by 30.1 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, LR1s and MRs of 12.5 million dwt, 2.1 million dwt, 5.3 million dwt, 2.5 million dwt and 7.7 million dwt, respectively.

Tanker rates in general held steady in the first quarter of 2025 compared with the fourth quarter of 2024. Global economic turmoil stemming from fluctuating announcements of trade barriers has created uncertainty for tanker demand. Generally, trade disruptions are positive for shipping, however, trade barriers can lead to demand destruction, which would be negative. Currently, rates remain significantly over cash breakeven levels.

Update on Critical Accounting Estimates and Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see

INTERNATIONAL SEAWAYS, INC.

Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2025, income from vessel operations decreased by $95.3 million to $59.2 million from $154.4 million in the first quarter of 2024. Such decrease resulted principally from lower TCE revenues and increased depreciation and amortization and vessel expenses in the current quarter, partially offset by a $10.0 million net gain on the vessel sales recognized in the current quarter.

TCE revenues in the first quarter of 2025 decreased by $92.6 million, or 34%, to $178.3 million from $270.9 million in the first quarter of 2024. This decrease reflects (i) an aggregate $102.4 million rates-based decline resulting from lower average daily rates earned in each of INSW’s fleet sectors, (ii) a $9.0 million days-based decline in the VLCC fleet primarily due to the sale of two vessels during the current quarter and (iii) a $5.6 million decline in Lightering revenues. These decreases were partially offset by a $23.1 million aggregate days-based increase in the MR and LR1 sectors, driven by the net addition of six MRs between April 2024 and January 2025 and 89 incremental LR1 chartered-in days in the current quarter.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2025	2024
TCE revenues	$84,629	$123,962
Vessel expenses	(28,418)	(30,513)
Charter hire expenses	(2,836)	(3,508)
Depreciation and amortization	(18,702)	(20,049)
Adjusted income from vessel operations (a)	$34,673	$69,892
Average daily TCE rate	$34,528	$46,991
Average number of owned vessels (b)	19.5	21.0
Average number of vessels chartered-in	8.9	9.1
Number of revenue days (c)	2,451	2,638
Number of ship-operating days: (d)
Owned vessels	1,770	1,911
Vessels bareboat chartered-in under leases (e)	810	819
Vessels spot chartered-in under leases (f)	—	7
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,112 and $1,232 per day for the three months ended March 31, 2025 and 2024, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC:
Average rate	$33,531	$37,974	$44,736	$40,917
Revenue days	657	270	863	273
Suezmax:
Average rate	$30,911	$29,170	$44,666	$30,987
Revenue days	1,088	78	998	183
Aframax:
Average rate	$25,422	$38,502	$40,913	$38,500
Revenue days	270	89	222	91

During the first quarter of 2025, TCE revenues for the Crude Tankers segment decreased by $39.3 million, or 32%, to $84.6 million from $124.0 million in the first quarter of 2024. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $26.0 million due to lower average daily blended rates in these sectors, (ii) a $9.0 million days-based decline in the VLCC sector, which reflected the sales of one 2010-built VLCC and one 2011-built VLCC and 77 more off-hire days during the current quarter, and (iii) a $5.6 million decrease in the Crude Tankers Lightering business.

Vessel expenses decreased by $2.1 million to $28.4 million in the first quarter of 2025 from $30.5 million in the first quarter of 2024. Such decrease was driven principally by the sales of the two VLCCs noted above. Charter hire expenses decreased by $0.7 million quarter-over-quarter due to decreased charter hire expense in the Crude Tankers Lightering business, which primarily reflects charter hire incurred in conjunction with a full-service lightering job during the prior year’s quarter and incremental off-hire time during the current quarter associated with the workboats being chartered-in by the Company. Depreciation and amortization decreased by $1.3 million to $18.7 million in the current quarter from $20.0 million in the first quarter of 2024, primarily as a result of the sales of the two VLCCs noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2.8 million for the first quarter of 2025 compared with $7.8 million for the first quarter of 2024. The decrease reflects a decline in period-over-period activity levels, with 85 service support only lighterings and no full-service lightering jobs being performed during the first quarter of 2025 compared with 128 service support only lighterings and one full-service lightering job that was in progress during the first quarter of 2024.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2025	2024
TCE revenues	$93,713	$146,966
Vessel expenses	(38,610)	(32,868)
Charter hire expenses	(6,309)	(3,140)
Depreciation and amortization	(21,003)	(14,104)
Adjusted income from vessel operations	$27,791	$96,854
Average daily TCE rate	$22,061	$39,807
Average number of owned vessels	43.1	38.0
Average number of vessels chartered-in	5.9	5.0
Number of revenue days	4,248	3,692
Number of ship-operating days:
Owned vessels	3,923	3,458
Vessels bareboat chartered-in under leases (a)	360	364
Vessels time chartered-in under leases	180	91
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $767 and $898 per day for the three months ended March 31, 2025 and 2024, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$—	$39,417	$51,027	$—
Revenue days	—	90	91	—
LR1(1):
Average rate	$27,367	$—	$66,310	$—
Revenue days	719	—	571	—
MR(2):
Average rate	$21,408	$21,782	$37,969	$21,696
Revenue days	2,664	710	2,546	465
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2025 and 2024 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three months ended March 31, 2024, one LR1 was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Panamax International pool. Such transitional voyage is excluded from the table above.
(2)	During the three months ended March 31, 2025 one MR which was acquired by the Company during the quarter was employed on a transitional voyage in the spot market prior to joining the Norden MR Pool. Such transitional voyage is excluded from the table above.

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2025, TCE revenues for the Product Carriers segment decreased by $53.3 million, or 36%, to $93.7 million from $147.0 million in the first quarter of 2024. The reduction in TCE revenues was primarily as a result of (i) an aggregate $76.4 million rates-based decrease in the LR2, LR1 and MR sectors due to lower average daily blended rates earned in the current quarter, which were partially offset by (ii) a $14.9 million days-based increase in the MR sector, which reflects the Company’s acquisition of nine MRs between April 2024 and January 2025, partially offset by the sale of three MRs between April 2024 and July 2024, and (iii) a $8.3 million days-based increase in the LR1 sector, which resulted primarily from a 89-day increase in time chartered-in days in the current quarter.

Vessel expenses increased by $5.7 million to $38.6 million in the first quarter of 2025 from $32.9 million in the first quarter of 2024. Such increase principally reflects the impact of the increase in our MR fleet referenced above. Charter hire expenses increased by $3.2 million to $6.3 million in the current quarter from $3.1 million in the first quarter of 2024, primarily as a result of the quarter-over-quarter increase in time chartered-in LR1 days described above. Depreciation and amortization increased by $6.9 million to $21.0 million in the current quarter from $14.1 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization and the MR purchases and sales referenced above.

General and Administrative Expenses

During the first quarter of 2025, general and administrative expenses increased by $1.1 million to $13.2 million from $12.1 million in the first quarter of 2024. The primary drivers were comprised of (i) increased compensation and benefits costs of $0.6 million, of which $0.3 million was due to non-cash stock compensation and (ii) higher legal fees of $0.4 million, which were principally incurred in connection with a commercial dispute. See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information.

Other Operating Expenses

See Note 14, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income of $1.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, is primarily comprised of interest income earned on invested cash. The quarter-over-quarter decrease in interest income reflects the impact of a lower average balance of invested cash during the three months ended March 31, 2025 as well as a decrease in interest rates offered on cash deposits.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest before items shown below	$12,589	$15,326
Interest cost on defined benefit pension obligation	197	205
Impact of interest rate hedge derivatives	(596)	(2,425)
Capitalized interest	(738)	(219)
Interest expense	$11,452	$12,887

Interest expense decreased during the first quarter of 2025 compared to the first quarter of 2024 as a result of (i) a reduction in the average outstanding principal balance under the Company’s floating rate debt facilities, due to voluntary repayments of such facilities

INTERNATIONAL SEAWAYS, INC.

since April 2024, (ii) the repayment in full of the ING Credit Facility in April 2024, and (iii) the decline of SOFR rates during the first quarter of 2025 compared to 2024. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2025 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2025. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2025. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$49,565	$144,490
Interest expense	11,452	12,887
Depreciation and amortization	39,705	34,153
EBITDA	100,722	191,530
Gain on disposal of vessels and other assets, net	(10,021)	(51)
Adjusted EBITDA	$90,701	$191,479

INTERNATIONAL SEAWAYS, INC.

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of March 31, 2025, we had total liquidity on a consolidated basis of $673.2 million comprised of $132.8 million of cash and $540.4 million of undrawn revolver capacity.

Working capital at March 31, 2025 and December 31, 2024 was $208.2 million and $245.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, and receivables. Current liabilities include current installments of long-term debt of $50.2 million and $50.1 million at March 31, 2025 and December 31, 2024, respectively.

The Company’s cash and cash equivalents decreased by $24.7 million during the three months ended March 31, 2025. The decrease principally reflects the net impact of (i) $81.6 million of net loan repayments under the $500 Million Revolving Credit Facility; (ii) $34.5 million of cash dividends paid to shareholders; (iii) $12.2 million in regularly scheduled principal amortization of the Company’s lease financing arrangements; (iv) $69.9 million of cash provided by operating activities; (v) $48.4 million in returned security deposits and net proceeds from the sale of two VLCCs and purchase of two MRs; and (vi) $11.4 million in other expenditures for vessels, vessel improvements and other property, of which $8.8 million was construction in progress payments.

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

As of March 31, 2025, we had total debt outstanding (net of original issue discount and deferred financing costs of $6.1 million) of $594.9 million and net debt to capital of 19.8%, compared with 22.2% at December 31, 2024.

Sources, Uses and Management of Capital

During 2025 to date, we have (i) used incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to invest in renewing and growing the fleet, (ii) enhanced our balance sheet and liquidity position, and (iii) continued to make substantial returns to shareholders.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities we executed so far during 2025 and sources of capital we have at our disposal for future use as well as the Company’s current commitments for future uses of capital:

On February 26, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $0.58 per share of common stock. Both dividends totaling $34.5 million were paid on March 28, 2025 to stockholders of record as of March 14, 2025.

INTERNATIONAL SEAWAYS, INC.

On May 7, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.48 per share of common stock. Both dividends will be paid on June 26, 2025 to stockholders of record as of June 12, 2025.

Further building on our liquidity enhancing, deleveraging and financing initiatives, we executed the following transactions:

●	In February 2025, we completed the last of five vessel sale and purchase transactions involving the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs (the first of which was delivered in December 2024) for an aggregate purchase price of $119.5 million resulting in a net cash outflow of $2.9 million between December 2024 and February 2025.

●	In April 2025, we tendered an irrevocable notice of our intention to exercise purchase options in November 2025 on six VLCCs, which we currently bareboat charter-in. The $257.7 million estimated aggregate purchase price for the six vessels represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on the purchase option exercise date.

●	During the three months ended March 31, 2025, $101.6 million of the principal balance outstanding under our $500 Million Revolving Credit Facility was repaid and an additional $20.0 million was drawn. In addition, in April 2025, we repaid $35.6 million of the outstanding principal balance under this facility.

As of March 31, 2025, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, and the purchase and installation of one ballast water treatment system and four mewis ducts, and purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of March 31, 2025, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 34 unencumbered vessels (excluding the six LR1s under construction) as of March 31, 2025, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2025 follows:

						Beyond
(Dollars in thousands)	2025	2026	2027	2028	2029	2029	Total
$500 Million Revolving Credit Facility(1)	$3,835	$5,199	$5,754	$5,477	$5,132	$63,698	$89,095
$160 Million Revolving Credit Facility(2)	732	898	811	731	161	—	3,333
Ocean Yield Lease Financing - floating rate(3)	38,252	50,037	47,829	45,394	42,723	147,523	371,758
BoComm Lease Financing - fixed rate(4)	17,903	23,762	23,761	23,826	23,762	142,272	255,286
Toshin Lease Financing - fixed rate(4)	1,620	2,160	2,151	2,223	2,052	4,881	15,087
Hyuga Lease Financing - fixed rate(4)	1,674	2,232	2,232	2,160	2,160	4,256	14,714
Kaiyo Lease Financing - fixed rate(4)	1,688	2,409	2,214	2,214	2,214	2,127	12,866
Kaisha Lease Financing - fixed rate(4)	1,875	2,225	2,214	2,214	2,214	2,287	13,029
Operating lease obligations(5)
Time Charter-ins	12,309	2,563	—	—	—	—	14,872
Office and other space	958	1,297	1,250	1,077	1,077	3,678	9,337
Vessel and vessel betterment commitments(6)	128,796	188,480	—	—	—	—	317,276
Total	$209,642	$281,262	$88,216	$85,316	$81,495	$370,722	$1,116,653
(1)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations of floating rate debt estimated based on the applicable margin for the $500 Million Revolving Credit Facility of 1.85%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations, if any, of floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.975%.
(3)	Amounts shown include contractual interest obligations on $275.4 million of outstanding floating rate debt estimated based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $137.8 million of notional principal amount outstanding and the effective three-month SOFR rate as of March 31, 2025 of 4.3% for the remaining outstanding principal under the Ocean Yield Lease Financing.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of March 31, 2025, the Company had charter-in commitments for two vessels on leases that are accounted for as operating leases. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of one ballast water treatment system and four mewis duct systems, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of six dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, anti-bribery and corruption policy, incentive compensation recoupment policy, and charters of the Audit Committee, the Human Resources and Compensation Committee, Sustainability and Safety Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below updates, and should be read together with the risk factors in our 2024 Form 10-K:

Risks Related to Legal and Regulatory Matters

An increase in trade protectionism and a proposal by the United States to impose significant fees on vessels entering a U.S. port where that vessel was constructed in China or is owned or operated by a Chinese entity could adversely impact our results of operation, financial condition and cash flows.

Protectionist trade developments, such as increased tariffs on imports, or the perception that they may occur, may have an adverse effect on global economic conditions, and may significantly affect and/or reduce global trade. Governments may increasingly turn to trade barriers to protect their domestic industries against foreign imports or to retaliate against other governments imposing tariffs, potentially depressing shipping demand. The United States government has made statements and taken actions that impact U.S. international trade policies, including imposing new tariffs on imports from Canada, Mexico and China, and those and other countries have imposed, or threatened to impose, retaliatory tariffs on imports from the United States. In addition, the U.S. trade representative in April 2025 adopted a proposal under which, beginning in October 2025 certain vessels that were constructed in China or are owned or operated by a Chinese entity would be charged a fee based on their net tonnage upon entering a U.S. port, which fee would increase over time. The Company owns 14 vessels that were constructed in China (four of which fall below the 55,000 dwt scope of the proposal), time charters-in two vessels that were constructed in China and bareboat charters in three non-Chinese built vessels from a Chinese financial institution in a finance leasing arrangement, which is accounted for as a loan. The proposal lacks clarity in its

INTERNATIONAL SEAWAYS, INC.

application to certain scenarios that may apply to us and it is expected that further guidance on the proposal will be provided before the fees are imposed. We are currently evaluating the effect that the proposal would have on us, including our results of operation and cash flows, and on our industry generally.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2025 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

10.1

Joinder Agreement dated March 21, 2025 by each of Alpha Seaways MR Tanker Corporation and Delta Seaways MR Tanker Corporation to the $500 Million Revolving Credit Facility among the Registrant, the Borrower, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2025 and incorporated herein by reference).

*10.2	Form of Amendment No. 7 to Jeffrey D. Pribor’s Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference.

*10.3	Form of Amendment No. 8 to James D. Small III’s Employment Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference.

*10.4	Form of Amendment No. 9 to Adewale O. Oshodi’s Employment Agreement filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 8, 2025	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 8, 2025	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer