Form 10-Q
period 2025-06-30
International Seaways, Inc.
filed 2025-08-06
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 4, 2025: common stock, no par value, 49,366,276 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$148,807	$157,506
Voyage receivables, net of allowance for credit losses of $71 and $86
including unbilled receivables of $144,116 and $181,211	150,210	185,521
Other receivables	19,734	13,771
Inventories	522	1,875
Prepaid expenses and other current assets	11,881	15,570
Current portion of derivative asset	1,240	2,080
Total Current Assets	332,394	376,323
Vessels and other property, less accumulated depreciation of $336,451 and $466,356	1,961,517	2,050,211
Vessels construction in progress	62,734	37,020
Deferred drydock expenditures, net	101,554	90,209
Operating lease right-of-use assets	12,462	21,229
Pool working capital deposits	35,859	35,372
Long-term derivative asset	99	801
Other assets	16,596	25,232
Total Assets	$2,523,215	$2,636,397

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$55,008	$66,264
Current portion of operating lease liabilities	7,874	14,617
Current installments of long-term debt	287,451	50,054
Total Current Liabilities	350,333	130,935
Long-term operating lease liabilities	6,598	8,715
Long-term debt	259,804	638,353
Other liabilities	6,701	2,346
Total Liabilities	623,436	780,349

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,366,276 and 49,194,458
shares issued and outstanding	1,503,687	1,504,767
Retained earnings	406,238	359,142
	1,909,925	1,863,909
Accumulated other comprehensive loss	(10,146)	(7,861)
Total Equity	1,899,779	1,856,048
Total Liabilities and Equity	$2,523,215	$2,636,397

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shipping Revenues:
Pool revenues, including $57,152, $70,090, $104,357 and $153,988
from companies accounted for by the equity method	$148,772	$207,681	$286,368	$433,963
Time charter revenues	36,729	31,139	72,586	62,188
Voyage charter revenues	10,140	18,589	20,081	35,659
	195,641	257,409	379,035	531,810

Operating Expenses:
Voyage expenses	6,819	5,561	11,871	9,034
Vessel expenses	67,421	67,840	134,449	131,221
Charter hire expenses	9,627	6,948	18,772	13,596
Depreciation and amortization	41,349	36,517	81,054	70,670
General and administrative	12,165	11,985	25,382	24,083
Other operating expenses	122	1,454	217	1,730
Third-party debt modification fees	—	168	—	168
Gain on disposal of vessels and other assets, net	(11,229)	(27,852)	(21,250)	(27,903)
Total operating expenses	126,274	102,621	250,495	222,599
Income from vessel operations	69,367	154,788	128,540	309,211
Other income	2,040	2,360	3,884	5,314
Income before interest expense	71,407	157,148	132,424	314,525
Interest expense	(9,761)	(12,425)	(21,213)	(25,312)
Net income	$61,646	$144,723	$111,211	$289,213

Weighted Average Number of Common Shares Outstanding:
Basic	49,323,071	49,387,193	49,315,304	49,180,019
Diluted	49,476,481	49,721,858	49,502,691	49,550,928

Per Share Amounts:
Basic net income per share	$1.25	$2.93	$2.25	$5.88
Diluted net income per share	$1.25	$2.91	$2.25	$5.83

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$61,646	$144,723	$111,211	$289,213
Other comprehensive (loss)/income, net of tax:
Net change in unrealized losses on cash flow hedges	(833)	(1,098)	(1,610)	(425)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(65)	(2)	(88)	10
Net change in unrecognized actuarial losses	(434)	(16)	(587)	62
Other comprehensive loss, net of tax	(1,332)	(1,116)	(2,285)	(353)
Comprehensive income	$60,314	$143,607	$108,926	$288,860

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$111,211	$289,213
Items included in net income not affecting cash flows:
Depreciation and amortization	81,054	70,670
Amortization of debt discount and other deferred financing costs	1,966	2,059
Stock compensation	3,790	3,633
Other – net	206	(433)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(21,250)	(27,903)
Payments for drydocking	(43,451)	(24,425)
Insurance claims proceeds related to vessel operations	871	888
Changes in operating assets and liabilities:
Decrease in receivables	35,311	24,086
Decrease in deferred revenue	(6,347)	(4,089)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(7,635)	(9,318)
Net cash provided by operating activities	155,726	324,381
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(100,878)	(202,875)
Security deposits returned for vessel exchange transactions	5,000	—
Proceeds from disposal of vessels and other property, net	143,167	48,043
Expenditures for other property	(553)	(801)
Investments in short-term time deposits	—	(75,000)
Proceeds from maturities of short-term time deposits	—	135,000
Pool working capital deposits	(250)	(782)
Net cash provided by/(used in) investing activities	46,486	(96,415)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	20,000	50,000
Repayments on revolving credit facilities	(137,200)	—
Repayments of debt	—	(39,851)
Payments on sale and leaseback financing	(24,639)	(24,325)
Payments of deferred financing costs	(87)	(5,759)
Cash dividends paid	(64,115)	(151,595)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(4,870)	(7,055)
Net cash used in financing activities	(210,911)	(178,585)
Net (decrease)/increase in cash and cash equivalents	(8,699)	49,381
Cash and cash equivalents at beginning of year	157,506	126,760
Cash and cash equivalents at end of period	$148,807	$176,141

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the six months ended
Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	111,211	—	111,211
Other comprehensive loss	—	—	(2,285)	(2,285)
Dividends declared	—	(64,115)	—	(64,115)
Common stock withheld related to net share settlement of equity awards	(4,870)	—	—	(4,870)
Compensation relating to restricted stock awards	520	—	—	520
Compensation relating to restricted stock units awards	3,270	—	—	3,270
Balance at June 30, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779

Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	289,213	—	289,213
Other comprehensive loss	—	—	(353)	(353)
Dividends declared	—	(151,595)	—	(151,595)
Common stock withheld related to net share settlement of equity awards	(7,055)	—	—	(7,055)
Compensation relating to restricted stock awards	520	—	—	520
Compensation relating to restricted stock units awards	3,014	—	—	3,014
Compensation relating to stock option awards	99	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Balance at June 30, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436

For the three months ended
Balance at April 1, 2025	$1,503,451	$374,212	$(8,814)	$1,868,849
Net income	—	61,646	—	61,646
Other comprehensive income	—	—	(1,332)	(1,332)
Dividends declared	—	(29,620)	—	(29,620)
Common stock withheld related to net share settlement of equity awards	(1,608)	—	—	(1,608)
Compensation relating to restricted stock awards	266	—	—	266
Compensation relating to restricted stock units awards	1,578	—	—	1,578
Balance at June 30, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779

Balance at April 1, 2024	$1,488,531	$306,659	$(300)	$1,794,890
Net income	—	144,723	—	144,723
Other comprehensive loss	—	—	(1,116)	(1,116)
Dividends declared	—	(86,930)	—	(86,930)
Common stock withheld related to net share settlement of equity awards	(2,909)	—	—	(2,909)
Compensation relating to restricted stock awards	229	—	—	229
Compensation relating to restricted stock units awards	1,713	—	—	1,713
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Balance at June 30, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of June 30, 2025, the Company’s operating fleet consisted of 75 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly owned subsidiaries. In addition to our operating fleet, six LR1 newbuilds are scheduled for delivery to the Company between the third quarter of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 81 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 30, 2025. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after August 6, 2025, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

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

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2024	$86
Provision for expected credit losses	(15)
Balance at June 30, 2025	$71

The pools in which the Company participates accounted in aggregate for 96% and 98% of consolidated voyage receivables at June 30, 2025 and December 31, 2024, respectively.

Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $10.0 million and $11.2 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility (See Note 8, “Debt”) as of June 30, 2025 and December 31, 2024, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $5.7 million and $6.4 million as of June 30, 2025 and December 31, 2024, respectively, relating to the Company’s outstanding debt facilities, are included in debt in the accompanying condensed consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction.

Interest capitalized during the three and six months ended June 30, 2025 totaled $1.0 million and $1.8 million, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 20,683 and 19,204 for the three and six months ended June 30, 2025, respectively, and 21,844 and 24,870 for the three and six months ended June 30, 2024, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of June 30,

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2025, there were 333,227 shares of restricted stock units and 174,417 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Numerator:
Net income allocated to:
Common stockholders	$61,616	$144,662	$111,163	$289,076
Participating securities	30	61	48	137
	$61,646	$144,723	$111,211	$289,213

Denominator:
Weighted-average common shares outstanding, basic	49,323,071	49,387,193	49,315,304	49,180,019
Dilutive effect of stock options	77,564	95,381	78,522	111,086
Dilutive effect of performance-based restricted stock units	38,933	115,052	35,768	101,315
Dilutive effect of restricted stock units	36,913	124,232	73,097	158,508
Weighted-average common shares outstanding, diluted	49,476,481	49,721,858	49,502,691	49,550,928

Awards of 514,340 and 507,373 for the three and six months ended June 30, 2025, respectively, and 539,431 and 556,736 for the three and six months ended June 30, 2024, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2025 and 2024 follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2025:
Shipping revenues	$103,799	$91,842	$195,641
Time charter equivalent revenues	98,908	89,914	188,822
Vessel expenses	30,015	37,406	67,421
Charter hire expenses	3,673	5,954	9,627
Depreciation and amortization	18,746	22,603	41,349
Loss/(gain) on disposal of vessels and other assets, net	141	(11,370)	(11,229)
Adjusted income from vessel operations	46,474	23,951	70,425
Adjusted total assets at June 30, 2025	1,300,733	1,049,370	2,350,103

Three months ended June 30, 2024:
Shipping revenues	$125,379	$132,030	$257,409
Time charter equivalent revenues	120,856	130,992	251,848
Vessel expenses	29,915	37,925	67,840
Charter hire expenses	3,808	3,140	6,948
Depreciation and amortization	19,986	16,531	36,517
Gain on disposal of vessels and other assets, net	—	(27,852)	(27,852)
Adjusted income from vessel operations	67,147	73,396	140,543
Adjusted total assets at June 30, 2024	1,487,055	979,423	2,466,478

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2025:
Shipping revenues	$191,802	$187,233	$379,035
Time charter equivalent revenues	183,537	183,627	367,164
Vessel expenses	58,433	76,016	134,449
Charter hire expenses	6,509	12,263	18,772
Depreciation and amortization	37,449	43,605	81,054
Gain on disposal of vessels and other assets, net	(9,880)	(11,370)	(21,250)
Adjusted income from vessel operations	81,146	51,743	132,889
Expenditures for vessels and vessel improvements	996	99,882	100,878
Payments for drydocking	4,800	38,651	43,451

Six months ended June 30, 2024:
Shipping revenues	$252,247	$279,563	$531,810
Time charter equivalent revenues	244,818	277,958	522,776
Vessel expenses	60,426	70,795	131,221
Charter hire expenses	7,317	6,279	13,596
Depreciation and amortization	40,035	30,635	70,670
Gain on disposal of vessels and other assets, net	(2)	(27,901)	(27,903)
Adjusted income from vessel operations	137,040	170,249	307,289
Expenditures for vessels and vessel improvements	412	202,463	202,875
Payments for drydocking	4,953	19,472	24,425

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Time charter equivalent revenues	$188,822	$251,848	$367,164	$522,776
Add: Voyage expenses	6,819	5,561	11,871	9,034
Shipping revenues	$195,641	$257,409	$379,035	$531,810

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

Reconciliations of total adjusted income from vessel operations of the segments to net income, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Total adjusted income from vessel operations of all segments	$70,425	$140,543	$132,889	$307,289
General and administrative expenses	(12,165)	(11,985)	(25,382)	(24,083)
Other operating expenses	(122)	(1,454)	(217)	(1,730)
Third-party debt modification fees	—	(168)	—	(168)
Gain on disposal of vessels and other assets, net	11,229	27,852	21,250	27,903
Consolidated income from vessel operations	69,367	154,788	128,540	309,211
Other income	2,040	2,360	3,884	5,314
Interest expense	(9,761)	(12,425)	(21,213)	(25,312)
Net income	$61,646	$144,723	$111,211	$289,213

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2025	June 30, 2024
Adjusted total assets of all segments	$2,350,103	$2,466,478
Corporate unrestricted cash and cash equivalents	148,807	176,141
Other unallocated amounts	24,305	32,051
Consolidated total assets	$2,523,215	$2,674,670

Note 5 — Vessels:

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard. The six LR1s are expected to be delivered beginning in the third quarter of 2025 through the third quarter of 2026 for an aggregate cost of approximately $359 million. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of June 30, 2025 were $300.0 million, which will be paid for through a combination of long-term financing and available liquidity.

On November 28, 2024, the Company entered into memoranda of agreements for the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs for an aggregate purchase price of

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In August 2025, the Company entered into a memorandum of agreement to purchase a 2020-built, scrubber-fitted VLCC for $119 million that is expected to deliver during the fourth quarter of 2025. The vessel purchase is expected to be funded with proceeds from vessel sales and available liquidity.

Disposal/Sales of Vessels

During the six months ended June 30, 2025, the Company delivered one 2010-built VLCC, one 2011-built VLCC, and two 2007-built MRs to their buyers and recognized an aggregate gain of $21.3 million.

On June 18, 2025, the Company entered into a memorandum of agreement for the sale of a 2008-built MR Product Carrier for net proceeds of approximately $15.2 million after fees and commissions. The vessel is expected to deliver to its buyer in the third quarter of 2025, at which time the Company will recognize a gain on the sale.

On July 16, 2025, the Company entered into a memorandum of agreement for the sale of a 2006-built LR1 Product Carrier for net proceeds of approximately $9.4 million after fees and commissions. The vessel was delivered to its buyer in the third quarter of 2025, at which time the Company recognized a $3.6 million loss on sale.

In addition, in July 2025, the Company entered into memoranda of agreements for the sale of two 2008-built MR Product Carriers for net proceeds of approximately $32.0 million after fees and commissions. The vessels are expected to deliver to their buyers in the third quarter of 2025, at which time the Company will recognize gains on the sales.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of June 30, 2025, all six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of June 30, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$35,859

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$35,859

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, as of June 30, 2025, the Company had approximately $143.8 million of trade receivables due from the pools in which it participates. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2025.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024	Fair Value Level
Cash and cash equivalents	$148,807	$157,506	Level 1
$500 Million Revolving Credit Facility (1)	(27,381)	(144,581)	Level 2
Ocean Yield Lease Financing (1)	(268,148)	(282,627)	Level 2
BoComm Lease Financing (2)	(184,874)	(188,370)	Level 2
Toshin Lease Financing (2)	(11,085)	(11,662)	Level 2
Hyuga Lease Financing (2)	(11,002)	(11,776)	Level 2
Kaiyo Lease Financing (2)	(10,001)	(10,554)	Level 2
Kaisha Lease Financing (2)	(10,109)	(10,656)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At June 30, 2025, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $173.3 million as of June 30, 2025, covering for accounting purposes, the $27.4 million principal balance outstanding under the $500 Million Revolving Credit Facility and $145.9 million outstanding under the Ocean Yield Lease Financing. Also, as of June 30, 2025, approximately $1.0 million in gain from previously terminated interest rate swaps is expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of June 30, 2025 and December 31, 2024:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
June 30, 2025:
Derivatives designated as hedging instruments:
Interest rate swaps	$1,240	$99	$289
Total	$1,240	$99	$289

December 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,080	$801	$453
Total	$2,080	$801	$453

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive (loss)/income excluding amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$170	$1,053	$(10)	$4,150
Total other comprehensive (loss)/income	$170	$1,053	$(10)	$4,150

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(716)	$(1,895)	$(1,532)	$(3,965)

Discontinued hedging instruments:
Interest rate swap	(287)	(256)	(68)	(610)
Total interest expense	$(1,003)	$(2,151)	$(1,600)	$(4,575)

See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	June 30, 2025	December 31, 2024	Fair Value Level
Derivative Assets (interest rate swaps)	$1,628	$3,334	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
$500 Million Revolving Credit Facility, due 2030	$27,381	$144,581
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $1,922 and $2,154	266,225	280,473
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $3,085 and $3,438	209,587	216,343
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $215 and $243	11,812	12,510
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $181 and $207	11,551	12,270
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $149 and $174	10,292	11,059
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $157 and $183	10,407	11,171
	547,255	688,407
Less current portion(1)	(287,451)	(50,054)
Long-term portion	$259,804	$638,353

(1)	The current portion of debt at June 30, 2025 includes the $268.1 million outstanding principal balance payable under the Ocean Yield Lease Financing facility, as discussed further in the “Ocean Yield Lease Financing” section below.

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

During the six months ended June 30, 2025, an additional $20.0 million was drawn and $137.2 million of the principal balance outstanding under this facility was repaid, leaving an outstanding principal balance of $27.4 million and an undrawn revolver capacity of $421.6 million on this facility as of June 30, 2025.

In July 2025, the Company repaid the outstanding principal balance of $27.4 million under this facility.

Ocean Yield Lease Financing

In April 2025, the Company tendered an irrevocable notice of its intention to exercise purchase options in November 2025 on six VLCCs that are currently bareboat chartered-in. The $257.7 million estimated aggregate purchase price for the six vessels represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on the purchase option exercise date. The Company can draw on the $500 Million Revolving Credit Facility to fully fund the aggregate purchase price. The $257.7 million estimated aggregate purchase price is, however, presented within the current portion of debt as of June 30, 2025, as the $500 Million Revolving Credit Facility includes standard subjective acceleration clauses, solely related to future events of default. While any acceleration of the maturity date of the $500 Million Revolving Credit Facility under the subjective acceleration clauses is deemed remote, under ASC 470, Debt (ASC 470), the Company views any subjective acceleration clauses in a financing agreement intended to be used to refinance otherwise short-term debt precludes classification of that short-term debt as noncurrent, even if the probability of acceleration under the terms of the subjective acceleration clause is deemed to be remote.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of June 30, 2025.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of issuance and deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2025 was $10.4 million and $22.3 million, respectively, and for the three and six months ended June 30, 2024 was $12.4 million and $25.2 million, respectively. Interest paid, net of interest rate swap cash settlements, for the Company’s debt facilities for the three and six months ended June 30, 2025 was $8.9 million and $19.0 million, respectively, and for the three and six months ended June 30, 2024 was $11.1 million and $23.2 million, respectively.

Note 9 — Taxes:

As of June 30, 2025, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2025 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2025.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three and six months ended June 30, 2025 and 2024.

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

Note 10 — Capital Stock and Stock Compensation:

Share Repurchase Program

No shares were acquired under the Company’s stock repurchase program during the three and six months ended June 30, 2025 and 2024.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 50,813 and 147,200 shares of common stock during the three and six months ended June 30, 2025, respectively, at an average cost of $31.64 and $33.08 per share (based on the closing market prices on the dates of vesting or exercise), respectively, from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 57,088 and 158,591 shares of common stock during the three and six months ended June 30, 2024, respectively, at an average cost of $54.30 and $53.42 per share, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shares of Common Stock

The following table shows the changes in shares of common stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock outstanding at beginning	49,287,457	48,999,765	49,194,458	48,925,562

Common stock issued - vessel acquisitions	—	623,778	—	623,778
Restricted common stock issued - non-executive directors	28,072	—	28,072	—
Common stock issued - vesting or exercise of share-based compensation	101,560	107,831	290,946	283,537
Common stock withheld for employee taxes	(50,813)	(57,088)	(147,200)	(158,591)

Common stock outstanding at ending	49,366,276	49,674,286	49,366,276	49,674,286

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value method required by ASC 718, Compensation – Stock Compensation, which requires share-based payment transactions to be measured according to the fair value of the equity instruments issued.

Director Compensation – Restricted Common Stock

In June 2025, the Company awarded a total of 28,072 restricted common stock shares to its non-employee directors. The weighted average fair market value of INSW’s stock on the measurement date of such awards was $37.04 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 10, 2026, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Stock Options

There were no stock options granted or exercised during the three and six months ended June 30, 2025 and 2024. A total of 65,179 stock options were exercised during the six months ended June 30, 2024 by certain senior officers and employees of the Company at an average exercise price of $21.74 per share. After withholdings for taxes and exercise costs, the Company issued a total of 18,765 shares during the six months ended June 30, 2024 in conjunction with these exercises.

Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 89,880 time-based restricted stock units (“RSUs”) to certain of its senior officers. The weighted average grant date fair value of these awards was $33.16 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2025, the Company also granted 89,880 performance-based RSUs to certain of its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(ii) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2028. The weighted average grant date fair value of the awards with performance conditions was determined to be $33.16 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $24.31 per RSU.

Dividends

During 2025, the Company’s Board of Directors declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Thousands)
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34,495
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29,620

On August 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.65 per share of common stock. Both dividends will be paid on September 24, 2025 to stockholders of record as of September 10, 2025.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Unrealized gains on derivative instruments	$3,566	$5,176
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(13,712)	(13,037)
	$(10,146)	$(7,861)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2025 and 2024 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of March 31, 2025	$4,399	$(13,213)	$(8,814)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	170	(763)	(593)
Amounts reclassified from accumulated other comprehensive loss	(1,003)	264	(739)
Balance as of June 30, 2025	$3,566	$(13,712)	$(10,146)

Balance as of March 31, 2024	$10,022	(10,322)	(300)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	1,053	(18)	1,035
Amounts reclassified from accumulated other comprehensive loss	(2,151)	—	(2,151)
Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2024	$5,176	$(13,037)	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(10)	(1,187)	(1,197)
Amounts reclassified from accumulated other comprehensive loss	(1,600)	512	(1,088)
Balance as of June 30, 2025	$3,566	$(13,712)	$(10,146)

Balance as of December 31, 2023	$9,349	(10,412)	$(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	4,150	72	4,222
Amounts reclassified from accumulated other comprehensive loss	(4,575)	—	(4,575)
Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(716)	$(1,895)	$(1,532)	$(3,965)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	(287)	(256)	(68)	(610)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	264	—	512	—	Other income
Total before and net of tax	$(739)	$(2,151)	$(1,088)	$(4,575)

At June 30, 2025, the Company expects that it will reclassify $1.3 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of June 30, 2025, the Company is a party to time charter out contracts with customers on three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs with expiry dates ranging from July 2025 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2025 and 2024:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2025:
Revenues from leases
Pool revenues	$76,921	$71,851	$148,772
Time charter revenues	16,904	19,825	36,729
Voyage charter revenues from non-variable lease payments	(81)	166	85
Revenues from services
Voyage charter revenues from lightering services	10,055	—	10,055
Total shipping revenues	$103,799	$91,842	$195,641

Three months ended June 30, 2024:
Revenues from leases
Pool revenues	$89,259	$118,422	$207,681
Time charter revenues	19,892	11,247	31,139
Voyage charter revenues from non-variable lease payments	1,077	2,361	3,438
Revenues from services
Voyage charter revenues from lightering services	15,151	—	15,151
Total shipping revenues	$125,379	$132,030	$257,409

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2025:
Revenues from leases
Pool revenues	$139,118	$147,250	$286,368
Time and bareboat charter revenues	33,299	39,287	72,586
Voyage charter revenues from non-variable lease payments	226	696	922
Revenues from services
Voyage charter revenues from lightering services	19,159	—	19,159
Total shipping revenues	$191,802	$187,233	$379,035

Six months ended June 30, 2024:
Revenues from leases
Pool revenues	$179,306	$254,657	$433,963
Time and bareboat charter revenues	40,696	21,492	62,188
Voyage charter revenues from non-variable lease payments	2,025	3,414	5,439
Revenues from services
Voyage charter revenues from lightering services	30,220	—	30,220
Total shipping revenues	$252,247	$279,563	$531,810

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2025	$4,086	$258	$—
Closing balance as of June 30, 2025	3,564	10	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2025 and 2024, respectively.

Costs to Obtain or Fulfill a Contract

As of June 30, 2025, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. The Company did not hold any EUAs as of June 30, 2025. EUAs relating to 2024 and 2025 emissions are required to be surrendered to the EU authorities in September 2025 and September 2026, respectively.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Pool revenues	$2,622	$1,657	$4,233	$2,045
Time charter revenues	641	359	1,060	490
Total shipping revenues	$3,263	$2,016	$5,293	$2,535

Voyage expenses	$3,263	$2,016	$5,293	$2,535

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $10.9 million as of June 30, 2025. The receivables are included in other receivables, in the condensed consolidated balance sheet and $6.5 million and $4.4 million of the obligations are included in other

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

current liabilities and other liabilities, respectively, in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three and six months ended June 30, 2025 and 2024 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost
Vessel assets
Charter hire expenses	$4,495	$2,367	$9,220	$4,734

Office and other space
General and administrative	227	226	454	452
Voyage expenses	15	45	30	90

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,350	1,133	2,551	2,498
Total lease cost	$6,087	$3,771	$12,255	$7,774
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.5 million and $0.6 million for the three and six months ended June 30, 2025, respectively, compared with $1.4 million and $2.1 million for the three and six months ended June 30, 2024, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$9,796	$5,361

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$12,462	$21,229

Current portion of operating lease liabilities	$(7,874)	$(14,617)
Long-term operating lease liabilities	(6,598)	(8,715)
Total operating and finance lease liabilities	$(14,472)	$(23,332)

Weighted average remaining lease term - operating leases	4.31 years	3.37 years
Weighted average discount rate - operating leases	5.10%	5.51%

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Charters-in of vessel assets:

As of June 30, 2025, the Company has a commitment to time charter-in one LR1 through March 2026. The remaining minimum lease liabilities and related number of operating days under the operating lease this operating lease as of June 30, 2025 are as follows:

(Dollars in thousands)	Amount	Operating Days
2025	$4,981	184
2026	1,949	72
Total lease payments (lease component only)	6,930	256
less imputed interest	(121)
Total operating lease liabilities	$6,809

2. Office and other space:

The Company has operating leases for offices and a lightering workboat dock space. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office and other space as of June 30, 2025 are as follows:

(Dollars in thousands)	Amount
2025	$639
2026	1,297
2027	1,250
2028	1,077
2029	1,077
Thereafter	3,678
Total lease payments	9,018
less imputed interest	(1,355)
Total operating lease liabilities	$7,663

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs, and the related revenue days as of June 30, 2025 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2025	$63,494	2,240
2026	82,808	2,791
2027	39,433	1,259
2028	34,038	1,098
2029	33,945	1,095
Thereafter	7,068	228
Future minimum revenues	$260,786	8,711

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

Note 14 — Other Operating Expenses:

Other operating expenses consist of the following expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Provisions for settlement of multi-employer pension plan obligations	$—	$975	—	975
Legal and consulting fees associated with settlement of pension plan obligations	122	479	$217	$755
Total other operating expenses	$122	$1,454	$217	$1,730

See Note 15, “Pension and Other Postretirement Benefit Plans,” for additional information on the Company’s defined benefit pension plan obligations.

Note 15 – Pension and Other Postretirement Benefit Plans:

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying condensed consolidated balance sheet as of June 30, 2025. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying condensed consolidated balance sheet at an equal amount.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and six months ended June 30, 2025 we derived 52% and 50%, respectively, of our TCE revenues from our Crude Tankers segment compared with 48% and 47% for the three and six months ended June 30, 2024, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2025 and 2024 periods.

As of June 30, 2025, the Company’s operating fleet consisted of 75 wholly-owned or lease financed and time chartered-in vessels aggregating 8.4 million deadweight tons (“dwt”). In addition to our operating fleet of 75 vessels, six LR1 newbuilds are scheduled for delivery to the Company between the third quarter of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 81 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

INTERNATIONAL SEAWAYS, INC.

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 82% and 81% of our total TCE revenues in the spot market for the three and six months ended June 30, 2025, respectively, compared with 88% and 89% for the three and six months ended June 30, 2024, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs, as of June 30, 2025 are as follows:

(Dollars in millions)	Amount(1)
2025	$63.5
2026	82.8
2027	39.4
2028	34.0
2029	33.9
Thereafter	7.1
Future minimum revenues	$260.8

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Estimated Redelivery Year					
Vessel Class	Year Built	Total Future Minimum Charter Revenue *(Dollars in millions)*	2025	2026	2027	2028	2029	2030
MR	2008	$0.3						
MR	2008	$0.3						
MR	2008	$4.4						
MR	2009	$6.5						
MR	2009	$6.7						
MR	2011	$6.1						
AFRAMAX	2017	$13.6						
SUEZMAX	2017	$9.6						
MR	2009	$13.5						
MR	2009	$13.8						
LR2	2014	$25.9						
VLCC	2023	$52.2						
VLCC	2023	$53.3						
VLCC	2023	$54.6

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2025 at 103.4 million barrels per day (“b/d”), up 0.5% from the same quarter in 2024. The estimate for global oil consumption for 2025 is 103.7 million b/d, an increase

INTERNATIONAL SEAWAYS, INC.

of 0.7% over the 2024 estimate of 103.0 million b/d. OECD demand in 2025 is estimated to decrease by 0.2% to 45.6 million b/d, while non-OECD demand is estimated to increase by 1.4% to 58.1 million b/d.

Global oil production in the second quarter of 2025 was 104.0 million b/d, an increase of 1.5 million b/d from the second quarter of 2024. OPEC crude oil production averaged 27.0 million b/d in the second quarter of 2025, up 0.2 million b/d from the first quarter of 2025, and an increase of 0.4 million b/d from the second quarter of 2024. Non-OPEC production increased by 1.1 million b/d to 71.4 million b/d in the second quarter of 2025 compared with the second quarter of 2024. Oil production in the U.S. of 13.5 million b/d in the second quarter of 2025 increased by 2.5% from the first quarter of 2025 and by 1.7% from the second quarter of 2024.

U.S. refinery throughput increased by 0.4 million b/d to 16.4 million b/d in the second quarter of 2025 compared with the first quarter of 2025.

U.S. crude oil imports in the second quarter of 2025 decreased by 8.3% to 6.0 million b/d compared with the second quarter of 2024, with imports from OPEC countries decreasing by 0.3 million b/d and imports from non-OPEC countries decreasing by 0.2 million b/d. China’s crude oil imports in June were 12.1 million b/d, the highest since August 2023. Year-to-date, imports are up 1.4% compared with the corresponding period in 2024.

OECD commercial crude inventories in the second quarter of 2025 decreased by 2.2%, or 31 million barrels, compared with the first quarter of 2025. OECD commercial product inventories in the second quarter of 2025 decreased by 3.0%, or 44 million barrels, compared with the first quarter of 2025.

During the second quarter of 2025, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 3.7 million dwt. The crude fleet increased by 2.9 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 0.3 million dwt, 1.1 million dwt and 1.5 million dwt, respectively. The product carrier fleet increased by 0.8 million dwt, with LR1s decreasing by 0.1 million dwt and MRs increasing by 0.9 million dwt. Year-over-year, the size of the tanker fleet increased by 9.6 million dwt with the VLCCs and LR1s decreasing by 0.3 million dwt and 0.2 million dwt, respectively and Suezmaxes, Aframaxes, and MRs increasing by 2.8 million dwt, 3.9 million dwt, and 3.4 million dwt, respectively.

During the second quarter of 2025, the tanker orderbook increased by 1.4 million dwt overall. The crude tanker orderbook increased by 2.2 million dwt. The VLCC and Suezmax orderbooks increased by 1.9 million dwt and 2.2 million dwt, respectively, while the Aframax orderbook decreased by 1.8 million dwt. The product carrier orderbook decreased by 0.8 million dwt, all in the MR segment. Year-over-year, the total tanker orderbook increased by 15.1 million dwt, with increases in VLCC, Suezmaxes, LR1s and MRs of 10.4 million dwt, 3.6 million dwt, 1.0 million dwt, and 1.7 million dwt, respectively. The Aframax orderbook decreased by 1.7 million dwt.

Tanker rates showed modest to strong gains in the second quarter of 2025 compared with the first quarter of 2025. Global economic turmoil stemming from fluctuating announcements of trade barriers has created uncertainty for tanker demand. Generally, trade disruptions are positive for shipping, however, trade barriers can lead to demand destruction, which would be negative. Currently, rates remain significantly over cash breakeven levels.

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

INTERNATIONAL SEAWAYS, INC.

Results from Vessel Operations:

During the second quarter of 2025, income from vessel operations decreased by $85.4 million to $69.4 million from $154.8 million in the second quarter of 2024. Such decrease resulted principally from lower TCE revenues, increased depreciation and amortization and $16.6 million in incremental gains on the vessel sales recognized in the prior year’s quarter.

TCE revenues in the second quarter of 2025 decreased by $63.0 million, or 25%, to $188.8 million from $251.8 million in the second quarter of 2024. This decrease reflects (i) an aggregate $72.8 million rates-based decline resulting from lower average daily rates earned in each of INSW’s fleet sectors, (ii) a $5.3 million days-based decline in the VLCC fleet primarily due to the sale of two vessels during the first quarter of 2025 and (iii) a $4.6 million decline in Lightering revenues. These decreases were partially offset by a $16.4 million aggregate days-based increase in the MR and LR1 sectors, driven by the net addition of four MRs between April 2024 and January 2025, 75 additional LR1 chartered-in days and 120 fewer LR1 off-hire days in the current quarter.

During the first half of 2025, income from vessel operations decreased by $180.7 million to $128.5 million from $309.2 million in the first half of 2024. Such decrease resulted principally from a $155.6 million decrease in TCE revenues and increased depreciation and amortization in the current period and $6.7 million in incremental gains on the vessel sales recognized in the prior year’s quarter.

The decrease in TCE revenues in the first half of 2025 of $155.6 million, or 30%, to $367.2 million from $522.8 million in the first half of 2024 was attributable to (i) an aggregate $175.3 million rates-based decline resulting from lower average daily rates earned across INSW’s fleet sectors, (ii) a $14.4 million days-based decline in the VLCC fleet primarily due to the 2025 vessel sales noted above and (iii) a $10.2 million decline in Lightering revenues. These decreases were partially offset by a $39.8 million aggregate days-based increase in the MR and LR1 sectors, driven by factors similar to those discussed above for the quarter-over-quarter period.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2025	2024	2025	2024
TCE revenues	$98,908	$120,856	$183,537	$244,818
Vessel expenses	(30,015)	(29,915)	(58,433)	(60,426)
Charter hire expenses	(3,673)	(3,808)	(6,509)	(7,317)
Depreciation and amortization	(18,746)	(19,986)	(37,449)	(40,035)
Adjusted income from vessel operations (a)	$46,474	$67,147	$81,146	$137,040
Average daily TCE rate	$39,627	$46,698	$37,093	$46,846
Average number of owned vessels (b)	19.0	21.0	19.3	21.0
Average number of vessels chartered-in	9.1	9.3	9.0	9.2
Number of revenue days (c)	2,496	2,588	4,948	5,226
Number of ship-operating days: (d)
Owned vessels	1,729	1,911	3,499	3,822
Vessels bareboat chartered-in under leases (e)	819	819	1,629	1,638
Vessels spot chartered-in under leases (f)	5	23	5	30
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $960 and $794 per day for the three months ended June 30, 2025 and 2024, respectively, and $1,036 and $1,016 per day for the six months ended June 30, 2025 and 2024, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC(1):
Average rate	$39,303	$38,809	$46,350	$37,339
Revenue days	644	273	828	273
Suezmax:
Average rate	$36,830	$33,791	$45,045	$31,044
Revenue days	1,106	53	1,001	182
Aframax:
Average rate	$30,747	$38,496	$31,450	$38,500
Revenue days	273	83	190	91

Six Months Ended June 30,
VLCC(1):
Average rate	$36,388	$38,394	$45,526	$39,128
Revenue days	1,302	543	1,691	546
Suezmax:
Average rate	$33,894	$31,036	$44,856	$31,016
Revenue days	2,194	130	1,999	365
Aframax:
Average rate	$28,099	$38,499	$36,551	$38,500
Revenue days	543	172	412	182
(1)	The average rates reported in the table above for VLCCs in the three and six months ended June 30, 2025 represent VLCCs less than 15 years of age. The average spot TCE rates earned by the Company’s VLCCs on an overall basis during such periods were $38,403 and $36,052, respectively.

During the second quarter of 2025, TCE revenues for the Crude Tankers segment decreased by $21.9 million, or 18%, to $98.9 million from $120.9 million in the second quarter of 2024. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $13.5 million due to lower average daily blended rates in these sectors, (ii) a $5.3 million days-based decline in the VLCC sector, which reflected the sales of one 2010-built VLCC and one 2011-built VLCC during the first quarter of 2025 partially offset by 59 fewer off-hire days during the current quarter, and (iii) a $4.6 million decrease in the Crude Tankers Lightering business.

Vessel expenses increased marginally by $0.1 million to $30.0 million in the second quarter of 2025 from $29.9 million in the second quarter of 2024. Such increase was driven principally by increased costs for repairs and spare parts in the Suezmax fleet, offset to a large extent by the sales of the two VLCCs noted above. Depreciation and amortization decreased by $1.2 million to $18.7 million in the current quarter from $20.0 million in the second quarter of 2024, primarily as a result of the sales of the two VLCCs noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2.8 million for the second quarter of 2025 compared with $7.2 million for the second quarter of 2024. The decrease reflects a decline in period-over-period activity levels, with 93 service support only lighterings and one full-service lightering job

INTERNATIONAL SEAWAYS, INC.

being performed during the second quarter of 2025 compared with 134 service support only lighterings and three full-service lightering jobs during the second quarter of 2024.

During the first six months of 2025, TCE revenues for the Crude Tankers segment decreased by $61.3 million, or 25%, to $183.5 million from $244.8 million in the first six months of 2024. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $39.5 million due to lower average daily blended rates in these sectors, (ii) a $14.4 million days-based decline in the VLCC sector, which reflected the VLCC sales described above, and (iii) a $10.2 million decrease in the Crude Tankers Lightering business. Partially offsetting the TCE revenue decreases described above was (iv) a $4.4 million days-based increase in the Aframax sector due to 125 fewer off-hire days during the current period.

Vessel expenses decreased by $2.0 million to $58.4 million in the first half of 2025 from $60.4 million in the first half of 2024. Such decrease was primarily as a result of the sales of the two VLCCs noted above. Charter hire expenses decreased by $0.8 million period-over-period due to decreased charter hire expense in the Crude Tankers Lightering business, which primarily reflects incremental chartered-in Aframax days for full-service jobs during the prior year’s period and incremental off-hire time during the current period associated with the workboats being chartered-in by the Company. Depreciation and amortization decreased by $2.6 million to $37.4 million in the six months ended June 30, 2025 from $40.0 million in the prior year’s comparable period principally due to the VLCC sales noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.6 million for the first half of 2025 compared with $15.0 million for the first half of 2024. Consistent with the discussion of the quarter-over-quarter decline above, the decrease reflects a decline in period-over-period activity levels, with 178 service support only lighterings and one full-service lightering job being performed during the 2025 period compared with 262 service support only lighterings and three full-service lightering jobs during the comparable 2024 period.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2025	2024	2025	2024
TCE revenues	$89,914	$130,992	$183,627	$277,958
Vessel expenses	(37,406)	(37,925)	(76,016)	(70,795)
Charter hire expenses	(5,954)	(3,140)	(12,263)	(6,279)
Depreciation and amortization	(22,603)	(16,531)	(43,605)	(30,635)
Adjusted income from vessel operations	$23,951	$73,396	$51,743	$170,249
Average daily TCE rate	$21,500	$34,857	$21,780	$37,310
Average number of owned vessels	43.7	40.6	43.7	39.3
Average number of vessels chartered-in	5.8	5.0	5.9	5.0
Number of revenue days	4,182	3,758	8,431	7,450
Number of ship-operating days:
Owned vessels	3,978	3,696	7,901	7,154
Vessels bareboat chartered-in under leases (a)	364	364	724	728
Vessels time chartered-in under leases	166	91	346	182
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $778 and $900 per day for the three months ended June 30, 2025 and 2024, respectively, and $773 and $899 per day for the six months ended June 30, 2025 and 2024, respectively, as well as revenue and revenue days for which recoveries were

INTERNATIONAL SEAWAYS, INC.

recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$—	$39,500	$55,485	$—
Revenue days	—	91	58	—
LR1(1):
Average rate	$32,802	$—	$53,066	$—
Revenue days	702	—	506	—
MR(2)(3):
Average rate	$18,941	$21,445	$35,007	$21,553
Revenue days	2,624	720	2,597	508

Six Months Ended June 30,
LR2:
Average rate	$—	$39,459	$52,757	$—
Revenue days	—	181	149	—
LR1(1):
Average rate	$30,053	$—	$60,083	$—
Revenue days	1,421	—	1,077	—
MR(2)(3):
Average rate	$20,184	$21,613	$36,473	$21,621
Revenue days	5,288	1,431	5,143	973
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2025 and 2024 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the six months ended June 30, 2024, one LR1 was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Panamax International pool. Such transitional voyage is excluded from the table above.
(2)	During the three and six months ended June 30, 2025 one MR which was acquired by the Company during 2025 was employed on transitional voyages in the spot market prior to joining the Norden MR Pool. Such transitional voyages are excluded from the table above.
(3)	During the three and six months ended June 30, 2024, three MRs that were acquired by the Company in the second quarter of 2024 were employed on transitional voyages in the spot market prior to delivering to the CPTA Pool to commence their ordinary course operations. Such transitional voyages are excluded from the table above.

During the second quarter of 2025, TCE revenues for the Product Carriers segment decreased by $41.1 million, or 31%, to $89.9 million from $131.0 million in the second quarter of 2024. The reduction in TCE revenues was primarily as a result of (i) an aggregate $59.3 million rates-based decrease in the LR2, LR1 and MR sectors due to lower average daily blended rates earned in the current quarter, which was partially offset by (ii) a $6.2 million days-based increase in the MR sector, which reflects the Company’s acquisition of nine MRs between April 2024 and January 2025, partially offset by the sale of five MRs between April 2024 and June 2025, and (iii) a $10.2 million days-based increase in the LR1 sector, which resulted primarily from a 75-day increase in time chartered-in days and 120 fewer off-hire days in the current quarter.

Vessel expenses decreased marginally by $0.5 million to $37.4 million in the second quarter of 2025 from $37.9 million in the second quarter of 2024. Such decrease principally reflects lower drydock deviation costs in the LR1 sector in the current quarter, offset significantly by the impact of the increase in our MR fleet referenced above. Charter hire expenses increased by $2.9 million to $6.0

INTERNATIONAL SEAWAYS, INC.

million in the current quarter from $3.1 million in the second quarter of 2024, primarily as a result of the quarter-over-quarter increase in time chartered-in LR1 days described above. Depreciation and amortization increased by $6.1 million to $22.6 million in the current quarter from $16.5 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization and the net MR purchases referenced above.

During the first half of 2025, TCE revenues for the Product Carriers segment decreased by $94.3 million, or 34%, to $183.6 million from $278.0 million in the first half of 2024. The reduction in TCE revenues was primarily as a result of (i) an aggregate $135.8 million rates-based decrease in the LR2, LR1 and MR sectors due to lower average daily blended rates earned in the current period, partially offset by (ii) a $20.7 million days-based increase in the MR sector, which reflects the MR transactions described above, and (iii) a $19.0 million days-based increase in the LR1 sector, which resulted primarily from a 164-day increase in time chartered-in days and 160 fewer off-hire days in the current period.

Vessel expenses increased by $5.2 million to $76.0 million in the first six months of 2025 from $70.8 million in the first six months of 2024. Such increase was principally attributable to the net additions in our MR fleet referenced above. Charter hire expenses increased by $6.0 million to $12.3 million in the current period from $6.3 million in the prior year’s period, primarily as a result of the period-over-period increase in time chartered-in LR1 days described above. Depreciation and amortization increased by $13.0 million to $43.6 million in the first half of 2025 from $30.6 million in the first half of 2024. The drivers of such increase were consistent with those noted above in relation to the quarter-over-quarter increase.

General and Administrative Expenses

During the second quarter of 2025, general and administrative expenses increased by $0.2 million to $12.2 million from $12.0 million in the second quarter of 2024. The primary driver for such increase was higher compensation and benefits costs.

For the six months ended June 30, 2025, general and administrative expenses increased by $1.3 million to $25.4 million from $24.1 million for the same period in 2024. The increase reflects higher compensation and benefits costs of $0.8 million, $0.2 million of which relates to non-cash stock compensation.

Other Operating Expenses

See Note 14, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income was $2.0 million and $3.9 million for the three and six months ended June 30, 2025, respectively, compared with $2.4 million and $5.3 million of other income for the three and six months ended June 30, 2024. Other income is primarily comprised of interest income earned on invested cash. The period-over-period decrease in interest income reflects the impact of a lower average balance of invested cash during the three and six months ended June 30, 2025 as well as a decrease in interest rates offered on cash deposits.

Interest Expense

The components of interest expense are as follows:

INTERNATIONAL SEAWAYS, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest before items shown below	$11,582	$14,610	$24,173	$29,935
Interest cost on defined benefit pension obligation	210	180	407	385
Impact of interest rate hedge derivatives	(1,003)	(2,151)	(1,600)	(4,575)
Capitalized interest	(1,028)	(214)	(1,767)	(433)
Interest expense	$9,761	$12,425	$21,213	$25,312

Interest expense decreased during the 2025 periods compared to the corresponding 2024 periods as a result of (i) a reduction in the average outstanding principal balance under the Company’s floating rate debt facilities, due to voluntary repayments of such facilities since April 2024, (ii) the repayment in full of the ING Credit Facility in April 2024, and (iii) the decline of SOFR rates during the first half of 2025 compared to the first half of 2024. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2025 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2025.  There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2025. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income.

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

INTERNATIONAL SEAWAYS, INC.

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$61,646	$144,723	$111,211	$289,213
Interest expense	9,761	12,425	21,213	25,312
Depreciation and amortization	41,349	36,517	81,054	70,670
EBITDA	112,756	193,665	213,478	385,195
Third-party debt modification fees	—	168	—	168
Gain on disposal of vessels and other assets, net	(11,229)	(27,852)	(21,250)	(27,903)
Provision for settlement of multi-employer pension plan obligations	—	975	—	975
Adjusted EBITDA	$101,527	$166,956	$192,228	$358,435

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of June 30, 2025, we had total liquidity on a consolidated basis of $709.2 million comprised of $148.8 million of cash and $560.4 million of undrawn revolver capacity.

Working capital at June 30, 2025 was a deficit of $17.9 million compared to a positive balance of $245.4 million at December 31, 2024. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, and receivables. Current liabilities at June 30, 2025 include the $266.2 million outstanding principal balance payable, net of unamortized deferred finance costs, under the Ocean Yield Lease Financing facility, which will terminate in November 2025, upon our exercise of purchase options. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the accounting guidance requiring the balance sheet classification of this obligation, which is expected to be refinanced with long-term debt, as a current liability as of June 30, 2025.

The Company’s cash and cash equivalents decreased by $8.7 million during the six months ended June 30, 2025. The decrease principally reflects: the net impact of (i) $117.2 million of net loan repayments under the $500 Million Revolving Credit Facility; (ii) $64.1 million of cash dividends paid to shareholders; (iii) $24.6 million in regularly scheduled principal amortization of the Company’s lease financing arrangements; (iv) $155.7 million of cash provided by operating activities; (v) $74.3 million in returned security deposits and net proceeds from the sale of two VLCCs and two MRs, net of the purchase of two MRs; and (vi) $27.6 million in other expenditures for vessels, vessel improvements and other property, of which $25.7 million was construction in progress payments.

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

As of June 30, 2025, we had total debt outstanding (net of original issue discount and deferred financing costs of $5.7 million) of $547.3 million and net debt to capital of 17.3%, compared with 22.2% at December 31, 2024.

INTERNATIONAL SEAWAYS, INC.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities we executed so far during 2025 and sources of capital we have at our disposal for future use as well as the Company’s current commitments for future uses of capital.

During 2025, the Company’s Board of Directors declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34.5 million
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29.6 million

On August 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.65 per share of common stock. Both dividends will be paid on September 24, 2025 to stockholders of record as of September 10, 2025.

Further building on our liquidity enhancing, deleveraging and financing initiatives, we executed the following transactions:

●	In February 2025, we completed the last of five vessel sale and purchase transactions involving the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs (the first of which was delivered in December 2024) for an aggregate purchase price of $119.5 million resulting in a net cash outflow of $2.9 million between December 2024 and February 2025.

●	During the second quarter of 2025, we entered into agreements for the sale of two 2007-built MRs and one 2008-built MR. The two 2007-built MRs were delivered to their buyers in June 2025 for net proceeds of approximately $27.9 million and the 2008-built MR will be delivered to its buyers during the third quarter of 2025.

●	In July 2025, we entered into agreements for the sale of two 2008-built MRs and one 2006-built LR1 for delivery to their buyers by the end of the third quarter of 2025. The Company expects to use the approximately $56.5 million in net proceeds from the sales of the four vessels delivering to buyers during the third quarter of 2025 for fleet renewal.

●	In April 2025, we tendered an irrevocable notice of our intention to exercise purchase options in November 2025 on six VLCCs, which we currently bareboat charter-in. The $257.7 million estimated aggregate purchase price for the six vessels represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on the purchase option exercise date. While the Company is exploring financing alternatives, it can draw on the availability under its revolving credit facilities to fully fund the purchase options.

INTERNATIONAL SEAWAYS, INC.

●	We drew $20 million under our $500 Million Revolving Credit Facility and repaid $137.2 million of the principal balance outstanding under this facility during the six months ended June 30, 2025. In addition, in July 2025, we repaid the remaining principal balance of $27.4 million outstanding under this facility, using proceeds from the vessel sales discussed above.

●	In August 2025, we entered into a memorandum of agreement to purchase a 2020-built, scrubber-fitted VLCC for $119 million that is expected to deliver during the fourth quarter of 2025. The vessel purchase is expected to be funded with proceeds from vessel sales and available liquidity.

As of June 30, 2025, the Company has contractual commitments for the construction of six dual-fuel ready LR1s, and the purchase and installation of one ballast water treatment system and two mewis ducts, and purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of June 30, 2025, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 32 unencumbered vessels (excluding the six LR1s under construction) as of June 30, 2025, and diversified financing sources with debt maturities spread out between 2030 and 2031, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

INTERNATIONAL SEAWAYS, INC.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2025 follows:

						Beyond
(Dollars in thousands)	2025	2026	2027	2028	2029	2029	Total
$500 Million Revolving Credit Facility(1)	$1,908	$2,945	$3,770	$3,485	$3,145	$27,823	$43,076
$160 Million Revolving Credit Facility(2)	485	898	811	730	161	—	3,085
Ocean Yield Lease Financing - floating rate(3)	275,321	—	—	—	—	—	275,321
BoComm Lease Financing - fixed rate(4)	11,978	23,762	23,762	23,827	23,762	142,272	249,363
Toshin Lease Financing - fixed rate(4)	1,080	2,160	2,151	2,223	2,052	4,881	14,547
Hyuga Lease Financing - fixed rate(4)	1,116	2,232	2,232	2,160	2,160	4,256	14,156
Kaiyo Lease Financing - fixed rate(4)	1,125	2,410	2,214	2,214	2,214	2,127	12,304
Kaisha Lease Financing - fixed rate(4)	1,313	2,225	2,214	2,214	2,214	2,287	12,467
Operating lease obligations(5)
Time Charter-ins	6,550	2,563	—	—	—	—	9,113
Office and other space	639	1,297	1,250	1,077	1,077	3,678	9,018
Vessel and vessel betterment commitments(6)	113,198	188,480	—	—	—	—	301,678
Total	$414,713	$228,972	$38,404	$37,930	$36,785	$187,324	$944,128
(1)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations of floating rate debt estimated based on the applicable margin for the $500 Million Revolving Credit Facility of 1.85%, plus the fixed rate stated in the related interest rate swaps of 2.84%.
(2)	Amounts shown include unused revolver capacity commitment fees and contractual interest obligations, if any, of floating rate debt estimated based on the applicable margin for the $160 Million Revolving Credit Facility of 1.975%.
(3)	Amounts shown include contractual interest obligations on $268.1 million of outstanding floating rate debt estimated through November 8, 2025, the date on which the Company’s purchase options will be exercised, based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $145.9 million of notional principal amount outstanding. As described in Note 8, “Debt,” to the accompanying condensed consolidated financial statements, the Company is obligated to repay the Ocean Yield Lease Financing in full in November 2025 and expects to issue floating rate debt to refinance such facility, the amounts shown above exclude any debt entered into subsequent to June 30, 2025 and the portions of the interest rate swaps expected to be assigned to such debt for accounting purposes.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of June 30, 2025, the Company had a charter-in commitment for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of one ballast water treatment system and two mewis duct systems, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of six dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three and six months ended June 30, 2025 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

On March 14, 2025, Ms. Lois K. Zabrocky, the Company’s President and Chief Executive Officer and a director of the Company, entered a trading plan (the “Zabrocky Plan”) designed to satisfy the affirmative defenses of Rule 10b5-1 under the Exchange Act. The Zabrocky Plan provides for the sale of up to 24,000 shares of our Common Stock beginning on August 15, 2025, until August 15, 2026, or when all the shares have been publicly sold.

On May 23, 2025, Mr. Jeffrey D. Pribor, the Company’s Senior Vice President and Chief Financial Officer, entered a trading plan (the
“Pribor Plan”) designed to satisfy the affirmative defenses of Rule 10b5-1 under the Exchange Act. The Pribor Plan provides for the sale of up to 12,000 shares of our Common Stock beginning on August 22, 2025, until July 31, 2026, or when all the shares have been publicly sold.

Each of the Zabrocky Plan and the Pribor Plan was adopted in accordance with our insider trading plan policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Except as disclosed above, during the second quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 6, 2025	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 6, 2025	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer