Form 10-Q
period 2025-09-30
International Seaways, Inc.
filed 2025-11-06
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of November 4, 2025: common stock, no par value, 49,394,531 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$412,569	$157,506
Voyage receivables, net of allowance for credit losses of $90 and $86
including unbilled receivables of $145,726 and $181,211	155,017	185,521
Other receivables	13,656	13,771
Inventories	577	1,875
Prepaid expenses and other current assets	9,396	15,570
Current portion of derivative asset	753	2,080
Total Current Assets	591,968	376,323
Vessels and other property, less accumulated depreciation of $246,413 and $466,356	1,947,662	2,050,211
Vessels construction in progress	75,434	37,020
Deferred drydock expenditures, net	101,484	90,209
Operating lease right-of-use assets	9,860	21,229
Pool working capital deposits	33,859	35,372
Long-term derivative asset	36	801
Other assets	29,275	25,232
Total Assets	$2,789,578	$2,636,397

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,607	$66,264
Current portion of operating lease liabilities	5,617	14,617
Current installments of long-term debt	282,489	50,054
Total Current Liabilities	337,713	130,935
Long-term operating lease liabilities	6,206	8,715
Long-term debt	509,527	638,353
Other liabilities	2,345	2,346
Total Liabilities	855,791	780,349

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,371,469 and 49,194,458
shares issued and outstanding	1,505,459	1,504,767
Retained earnings	438,772	359,142
	1,944,231	1,863,909
Accumulated other comprehensive loss	(10,444)	(7,861)
Total Equity	1,933,787	1,856,048
Total Liabilities and Equity	$2,789,578	$2,636,397

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shipping Revenues:
Pool revenues, including $46,687, $57,062, $151,640 and $211,050
from companies accounted for by the equity method	$146,023	$170,007	$432,391	$603,970
Time charter revenues	39,040	36,842	111,626	99,030
Voyage charter revenues	11,325	18,341	31,406	54,000
	196,388	225,190	575,423	757,000

Operating Expenses:
Voyage expenses	3,920	5,503	15,791	14,537
Vessel expenses	65,815	71,269	200,264	202,490
Charter hire expenses	7,134	7,245	25,906	20,841
Depreciation and amortization	41,170	39,304	122,224	109,974
General and administrative	11,804	13,411	37,186	37,494
Other operating expenses	1,520	985	1,737	2,715
Third-party debt modification fees	—	—	—	168
Gain on disposal of vessels and other assets, net	(13,658)	(13,499)	(34,908)	(41,402)
Total operating expenses	117,705	124,218	368,200	346,817
Income from vessel operations	78,683	100,972	207,223	410,183
Other income	1,486	3,211	5,370	8,525
Income before interest expense	80,169	104,183	212,593	418,708
Interest expense	(9,623)	(12,496)	(30,836)	(37,808)
Income before income taxes	70,546	91,687	181,757	380,900
Income tax benefit	—	1	—	1
Net income	$70,546	$91,688	$181,757	$380,901

Weighted Average Number of Common Shares Outstanding:
Basic	49,348,406	49,544,412	49,326,459	49,302,367
Diluted	49,606,210	49,881,317	49,537,318	49,677,238

Per Share Amounts:
Basic net income per share	$1.43	$1.85	$3.68	$7.72
Diluted net income per share	$1.42	$1.84	$3.67	$7.66

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$70,546	$91,688	$181,757	$380,901
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges	(829)	(4,277)	(2,439)	(4,702)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	69	(467)	(19)	(457)
Net change in unrecognized actuarial losses	462	(3,063)	(125)	(3,001)
Other comprehensive loss, net of tax	(298)	(7,807)	(2,583)	(8,160)
Comprehensive income	$70,248	$83,881	$179,174	$372,741

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$181,757	$380,901
Items included in net income not affecting cash flows:
Depreciation and amortization	122,224	109,974
Amortization of debt discount and other deferred financing costs	2,980	3,093
Stock compensation	5,810	5,736
Other – net	(34)	(561)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(34,908)	(41,402)
Payments for drydocking	(63,181)	(43,855)
Insurance claims proceeds related to vessel operations	1,914	1,004
Changes in operating assets and liabilities:
Decrease in receivables	30,504	56,072
Decrease in deferred revenue	(6,549)	(5,273)
Purchase of insurance contract in connection with settlement of pension plan obligations	—	(3,649)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(6,466)	(8,524)
Net cash provided by operating activities	234,051	453,516
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(188,546)	(216,589)
Security deposits returned for vessel exchange transactions	5,000	—
Proceeds from disposal of vessels and other property, net	209,903	71,915
Expenditures for other property	(627)	(880)
Investments in short-term time deposits	—	(125,000)
Proceeds from maturities of short-term time deposits	—	135,000
Pool working capital deposits	(250)	(1,532)
Net cash provided by/(used in) investing activities	25,480	(137,086)
Cash Flows from Financing Activities:
Borrowings on nonrevolving credit facility debt	290,775	—
Borrowings on revolving credit facilities	20,000	50,000
Repayments on revolving credit facilities	(164,581)	(50,000)
Repayments of debt	—	(39,851)
Payments on sale and leaseback financing	(37,381)	(36,831)
Payments of deferred financing costs	(6,036)	(5,759)
Repurchase of common stock	—	(25,000)
Cash dividends paid	(102,127)	(225,385)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(5,118)	(7,055)
Net cash used in financing activities	(4,468)	(339,881)
Net increase/(decrease) in cash and cash equivalents	255,063	(23,451)
Cash and cash equivalents at beginning of year	157,506	126,760
Cash and cash equivalents at end of period	$412,569	$103,309

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the nine months ended
Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	181,757	—	181,757
Other comprehensive loss	—	—	(2,583)	(2,583)
Dividends declared	—	(102,127)	—	(102,127)
Common stock withheld related to net share settlement of equity awards	(5,118)	—	—	(5,118)
Compensation relating to restricted stock awards	782	—	—	782
Compensation relating to restricted stock units awards	5,028	—	—	5,028
Balance at September 30, 2025	$1,505,459	$438,772	$(10,444)	$1,933,787

Balance at January 1, 2024	$1,490,986	$226,834	$(1,063)	$1,716,757
Net income	—	380,901	—	380,901
Other comprehensive loss	—	—	(8,160)	(8,160)
Dividends declared	—	(225,385)	—	(225,385)
Common stock withheld related to net share settlement of equity awards	(7,055)	—	—	(7,055)
Compensation relating to restricted stock awards	811	—	—	811
Compensation relating to restricted stock units awards	4,826	—	—	4,826
Compensation relating to stock option awards	99	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Repurchase of common stock	(25,000)	—	—	(25,000)
Balance at September 30, 2024	$1,501,503	$382,350	$(9,223)	$1,874,630

For the three months ended
Balance at July 1, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779
Net income	—	70,546	—	70,546
Other comprehensive loss	—	—	(298)	(298)
Dividends declared	—	(38,012)	—	(38,012)
Common stock withheld related to net share settlement of equity awards	(248)	—	—	(248)
Compensation relating to restricted stock awards	262	—	—	262
Compensation relating to restricted stock units awards	1,758	—	—	1,758
Balance at September 30, 2025	$1,505,459	$438,772	$(10,444)	$1,933,787

Balance at July 1, 2024	$1,524,400	$364,452	$(1,416)	$1,887,436
Net income	—	91,688	—	91,688
Other comprehensive loss	—	—	(7,807)	(7,807)
Dividends declared	—	(73,790)	—	(73,790)
Compensation relating to restricted stock awards	291	—	—	291
Compensation relating to restricted stock units awards	1,812	—	—	1,812
Repurchase of common stock	(25,000)	—	—	(25,000)
Balance at September 30, 2024	$1,501,503	$382,350	$(9,223)	$1,874,630

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of September 30, 2025, the Company’s operating fleet consisted of 71 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly-owned subsidiaries. In addition to our operating fleet, five LR1 newbuilds are scheduled for delivery to the Company between the fourth quarter of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 76 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 30, 2025. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after November 6, 2025, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

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

Concentration of Credit Risk — The allowance for credit losses is recognized as an allowance or contra-asset and reflects our best estimate of probable losses inherent in the voyage receivables balance. Activity for allowance for credit losses is summarized as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at December 31, 2024	$86
Provision for expected credit losses	4
Balance at September 30, 2025	$90

The pools in which the Company participates accounted in aggregate for 94% and 98% of consolidated voyage receivables at September 30, 2025 and December 31, 2024, respectively.

Deferred finance charges — Finance charges incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $9.3 million and $11.2 million relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility (See Note 8, “Debt”) as of September 30, 2025 and December 31, 2024, respectively, are included in other assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing charges of $11.6 million and $6.4 million as of September 30, 2025 and December 31, 2024, respectively, relating to the Company’s outstanding debt facilities, are included in debt in the accompanying condensed consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $1.4 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2024, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction.

Interest capitalized during the three and nine months ended September 30, 2025 totaled $1.2 million and $3.0 million, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2024, respectively.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 28,072 and 22,192 for the three and nine months ended September 30, 2025, respectively, and 20,198 and 23,302 for the three and nine months ended September 30, 2024, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

method. As of September 30, 2025, there were 394,800 shares of restricted stock units and 156,975 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Numerator:
Net income allocated to:
Common stockholders	$70,506	$91,650	$181,670	$380,730
Participating securities	40	38	87	171
	$70,546	$91,688	$181,757	$380,901

Denominator:
Weighted-average common shares outstanding, basic	49,348,406	49,544,412	49,326,459	49,302,367
Dilutive effect of stock options	93,319	108,433	83,455	110,201
Dilutive effect of performance-based restricted stock units	70,585	125,599	47,374	124,706
Dilutive effect of restricted stock units	93,900	102,873	80,031	139,963
Weighted-average common shares outstanding, diluted	49,606,210	49,881,317	49,537,318	49,677,238

There were no antidilutive equity awards outstanding during the three months ended September 30, 2025. Awards of 35,713 for the nine months ended September 30, 2025, and 36,060 and 32,300 for the three and nine months ended September 30, 2024, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2025 and 2024 follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2025:
Shipping revenues	$96,466	$99,922	$196,388
Time charter equivalent revenues	92,997	99,471	192,468
Vessel expenses	29,840	35,975	65,815
Charter hire expenses	3,830	3,304	7,134
Depreciation and amortization	18,903	22,267	41,170
Loss/(gain) on disposal of vessels and other assets, net	9	(13,667)	(13,658)
Adjusted income from vessel operations	40,425	37,924	78,349
Adjusted total assets at September 30, 2025	1,294,587	1,061,252	2,355,839

Three months ended September 30, 2024:
Shipping revenues	$103,212	$121,978	$225,190
Time charter equivalent revenues	98,821	120,866	219,687
Vessel expenses	34,217	37,052	71,269
Charter hire expenses	4,411	2,834	7,245
Depreciation and amortization	20,536	18,768	39,304
Gain on disposal of vessels and other assets, net	(18)	(13,481)	(13,499)
Adjusted income from vessel operations	39,656	62,213	101,869
Adjusted total assets at September 30, 2024	1,453,559	953,451	2,407,010

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2025:
Shipping revenues	$288,268	$287,155	$575,423
Time charter equivalent revenues	276,534	283,098	559,632
Vessel expenses	88,273	111,991	200,264
Charter hire expenses	10,339	15,567	25,906
Depreciation and amortization	56,351	65,873	122,224
Gain on disposal of vessels and other assets, net	(9,871)	(25,037)	(34,908)
Adjusted income from vessel operations	121,571	89,667	211,238
Expenditures for vessels and vessel improvements	13,524	175,022	188,546
Payments for drydocking	6,547	56,634	63,181

Nine months ended September 30, 2024:
Shipping revenues	$355,458	$401,542	$757,000
Time charter equivalent revenues	343,639	398,824	742,463
Vessel expenses	94,644	107,846	202,490
Charter hire expenses	11,728	9,113	20,841
Depreciation and amortization	60,571	49,403	109,974
Gain on disposal of vessels and other assets, net	(20)	(41,382)	(41,402)
Adjusted income from vessel operations	176,696	232,462	409,158
Expenditures for vessels and vessel improvements	763	215,826	216,589
Payments for drydocking	6,333	37,522	43,855

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Time charter equivalent revenues	$192,468	$219,687	$559,632	$742,463
Add: Voyage expenses	3,920	5,503	15,791	14,537
Shipping revenues	$196,388	$225,190	$575,423	$757,000

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

Reconciliations of total adjusted income from vessel operations of the segments to net income, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Total adjusted income from vessel operations of all segments	$78,349	$101,869	$211,238	$409,158
General and administrative expenses	(11,804)	(13,411)	(37,186)	(37,494)
Other operating expenses	(1,520)	(985)	(1,737)	(2,715)
Third-party debt modification fees	—	—	—	(168)
Gain on disposal of vessels and other assets, net	13,658	13,499	34,908	41,402
Consolidated income from vessel operations	78,683	100,972	207,223	410,183
Other income	1,486	3,211	5,370	8,525
Interest expense	(9,623)	(12,496)	(30,836)	(37,808)
Net income	$70,546	$91,687	$181,757	$380,900

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2025	September 30, 2024
Adjusted total assets of all segments	$2,355,839	$2,407,010
Corporate unrestricted cash and cash equivalents	412,569	103,309
Short-term investments	—	50,000
Other unallocated amounts	21,170	27,527
Consolidated total assets	$2,789,578	$2,587,846

Note 5 — Vessels:

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $359 million. On September 12, 2025, the first of six LR1 was delivered to the Company. The remaining five LR1s are expected to be delivered between the fourth quarter of 2025 through the third quarter of 2026. The remaining commitments on the contracts for the construction of the LR1 newbuilds as of

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025 were $229.7 million, which will be paid through a combination of borrowings under the ECA Credit Facility (See Note 8, “Debt”) and available liquidity.

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

Disposal/Sales of Vessels

During the nine months ended September 30, 2025, the Company delivered one 2010-built VLCC, one 2011-built VLCC, two 2006-built LR1s, two 2007-built MRs, and three 2008-built MRs to their buyers and recognized an aggregate gain of $34.9 million.

In October 2025, the Company entered into memoranda of agreements for the sale of three 2007-built MR Product Carriers for net proceeds of approximately $36.8 million after fees and commissions. The vessels are expected to deliver to their buyers in the fourth quarter of 2025, at which time the Company will recognize gains on the sales.

Note 6 — Variable Interest Entities (“VIEs”):

Unconsolidated VIEs

As of September 30, 2025, all six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$33,859

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2025:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$33,859

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, as of September 30, 2025, the Company had approximately $143.0 million of trade receivables due from the pools in which it participates. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2025.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024	Fair Value Level
Cash and cash equivalents	$412,569	$157,506	Level 1
2030 Bonds	(250,130)	—	Level 1
ECA Credit Facility(1)	(40,775)	—	Level 2
$500 Million Revolving Credit Facility (1)	—	(144,581)	Level 2
Ocean Yield Lease Financing (1)	(260,788)	(282,627)	Level 2
BoComm Lease Financing (2)	(180,916)	(188,370)	Level 2
Toshin Lease Financing (2)	(10,678)	(11,662)	Level 2
Hyuga Lease Financing (2)	(10,583)	(11,776)	Level 2
Kaiyo Lease Financing (2)	(9,444)	(10,554)	Level 2
Kaisha Lease Financing (2)	(9,434)	(10,656)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At September 30, 2025, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively convert the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $145.9 million as of September 30, 2025, covering for accounting purposes, $145.9 million of debt outstanding under the Ocean Yield Lease Financing. Also, as of September 30, 2025, approximately $1.0 million in gain from previously terminated interest rate swaps is expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of September 30, 2025 and December 31, 2024:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
September 30, 2025:
Derivatives designated as hedging instruments:
Interest rate swaps	$753	$36	$250
Total	$753	$36	$250

December 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,080	$801	$453
Total	$2,080	$801	$453

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$79	$(2,383)	$68	$1,766
Total other comprehensive income/(loss)	$79	$(2,383)	$68	$1,766

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$(630)	$(1,734)	$(2,161)	$(5,699)

Discontinued hedging instruments:
Interest rate swap	(278)	(160)	(346)	(769)
Total interest expense	$(908)	$(1,894)	$(2,507)	$(6,468)

See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	September 30, 2025	December 31, 2024	Fair Value Level
Derivative Assets (interest rate swaps)	$1,039	$3,334	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
$500 Million Revolving Credit Facility, due 2030	$—	$144,581
ECA Credit Facility, due 2037, net of unamortized deferred finance costs of $1,501	39,274	—
2030 Bonds, due 2030, net of unamortized deferred finance costs of $4,737	245,263	—
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $1,809 and $2,154	258,979	280,473
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,907 and $3,438	206,080	216,343
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $202 and $243	11,454	12,510
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $169 and $207	11,182	12,270
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $137 and $174	9,900	11,059
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $141 and $183	9,884	11,171
	792,016	688,407
Less current portion(1)	(282,489)	(50,054)
Long-term portion	$509,527	$638,353

(1)	The current portion of debt at September 30, 2025 includes the $260.8 million outstanding principal balance payable under the Ocean Yield Lease Financing facility, as discussed further in the “Ocean Yield Lease Financing” section below.

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ECA Credit Facility

On August 20, 2025, the Company entered into a credit agreement (the “ECA Credit Facility”) with DNB Bank ASA, New York Branch, as facility agent, K-Sure agent, security agent and hedge counterparty; DNB Capital LLC, as lender; and DNB Markets, Inc., as arranger. The ECA Credit Facility consists of (1) a 12-year term loan facility of up to $239.7 million and (2) a commercial credit facility of up to $91.9 million, collectively for use in respect of partly financing the acquisition of six LR1 newbuildings currently under construction at K Shipbuilding Co., Ltd in Korea. The facilities combine for an effective 20-year amortization profile.

The ECA Credit Facility is secured by a first lien on the shares of the subsidiaries that will acquire the six newbuildings (one per subsidiary), along with (when delivered) a first lien on the vessels and the earnings, insurances, and certain other assets of those entities. A portion of each tranche of term loans are insured by Korea Trade Insurance Corporation (“K-Sure”), up to the aggregate approximate amount of $239.7 million (reflecting approximately 70% of the anticipated contract price of the first four vessels and approximately 60% of the contract price of the last two vessels). Each K-Sure covered term loan tranche shall be repaid in 24 equal consecutive semi-annual installments, the first of which shall be paid on the date falling six months after the loan is drawn. Any amounts outstanding under the commercial credit facility in respect of a vessel shall be repaid on the relevant maturity date of the K-Sure covered term loan tranche. The maturity dates for the ECA Credit Facility are subject to acceleration upon the occurrence of certain events, including prepayment options held by lenders which are exercisable on the sixth anniversary of each borrowing.

Interest on the ECA Credit Facility will be calculated based upon applicable Term SOFR plus the margin. The margin in respect of a K-Sure covered tranche is 1.10% per annum and the margin in respect of the commercial tranche is 1.45% per annum.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 12, 2025, the Company borrowed an initial $40.8 million under the ECA Credit Facility upon the delivery of the first LR1 newbuilding.

The ECA Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, including financial covenants that require the Company to (i) maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) ensure the Company’s and its consolidated subsidiaries’ maximum leverage ratio will not exceed 0.65 to 1.00 at any time; and (iii) ensure that current assets exceeds current liabilities (which is defined to exclude the current potion of Consolidated Indebtedness).

2030 Bonds

On September 23, 2025, the Company issued $250 million aggregate principal amount of 7.125% senior unsecured bonds maturing on September 23, 2030, unless earlier redeemed or repurchased (the “2030 Bonds”), at an issue price of 100%.

Interest will be paid semi-annually in arrears on March 23 and September 23 each year (and subject to business day conventions), commencing March 23, 2026. The 2030 Bonds are senior unsecured obligations of the Company and will be equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The 2030 Bonds have a denomination of $125,000, and application will be made to list the 2030 Bonds on the Oslo Stock Exchange.

The 2030 Bonds include customary representations, warranties, restrictions and covenants applicable to the Company and certain of its subsidiaries. These include financial covenants that are generally consistent with existing financial covenants in the Company’s revolving credit facilities and require the Company to (i) maintain a minimum free liquidity level of the greater of $50 million and 5% of the Company’s total indebtedness; (ii) ensure the Company’s and its consolidated subsidiaries’ ratio of net indebtedness to consolidated total capitalization is less than 0.65 to 1.00 at any time; (iii) ensure that current assets exceed current liabilities (defined to exclude the portion of consolidated indebtedness maturing within 12 months of the determination date) and (iv) have a minimum level of free liquidity in order to make permitted distributions. The 2030 Bonds also contain certain restrictions on distributions, mergers, consolidations and transfers of substantially all of the Company’s assets.

Upon the occurrence of specified put option events (a change of control or a share delisting event), the Company is required to offer to repurchase the 2030 Bonds at 101% of the principal amount, plus accrued and unpaid interest to the purchase date. In addition, the Company may redeem all of the outstanding 2030 Bonds at its option at a redemption price equal to 100% of the principal amount redeemed if, as a result of a change in applicable law implemented after September 17, 2025 or any decision by any applicable taxing authority made after that date, the Company is or will be required to gross up its payments of interest on the 2030 Bonds to compensate for a withholding tax. Furthermore, on or prior to the interest payment date in March 2028, the Company may redeem the 2030 Bonds at its option (in whole at any time or in part from time to time) at a redemption price equal to 100% of the principal amount of the 2030 Bonds redeemed, plus a “make whole” premium and accrued and unpaid interest and, thereafter, may redeem the 2030 Bonds at its option (in whole at any time or in part from time to time) at a redemption price that steps down over time from 103.5625% of the principal amount of the 2030 Bonds to be redeemed (plus accrued and unpaid interest) to 100% of the principal amount (plus accrued and unpaid interest) on or after the interest payment date in March 2030.

The Company will use the net proceeds from the 2030 Bonds to finance the repurchase of the six VLCCs secured by the Ocean Yield Lease Financing on the November 2025 purchase option exercise date (for which the Company has tendered irrevocable notice of its intention to exercise purchase options, as described below) and for general corporate purposes.

The 2030 Bonds were offered outside the United States in reliance on Regulation S under the Securities Act of 1933 (the “Securities Act”) and in the United States and its territories only to persons reasonably believed to be qualified institutional buyers as defined under Rule 144A under the Securities Act in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The 2030 Bonds were not, and will not be, registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$500 Million Revolving Credit Facility and $160 Million Revolving Credit Facility

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

On October 7, 2025, the Company and certain of its subsidiaries entered into amendments to each of the $500 Million Revolving Credit Facility and $160 Million Revolving Credit Facility with Nordea Bank Abp, New York Branch (as administrative agent, collateral agent, security trustee and a lender) and the other lenders thereunder. Pursuant to the amendments, the Borrower and certain subsidiary guarantors originally formed in the Republic of the Marshall Islands or the Republic of Liberia, as applicable, will be permitted to redomicile to Bermuda. The contemplated redomiciliations are expected to take place during the fourth quarter of 2025 (see Note 9, “Taxes”). There were no other material changes to the terms of the Credit Facilities.

During the nine months ended September 30, 2025, an additional $20.0 million was drawn and $164.6 million of the principal balance outstanding under the $500 Million Revolving Credit Facility was repaid, leaving no outstanding principal balance and an undrawn revolver capacity of $436.4 million on this facility as of September 30, 2025.

Ocean Yield Lease Financing

In April 2025, the Company tendered an irrevocable notice of its intention to exercise purchase options in November 2025 on six VLCCs that are currently bareboat chartered-in. The $257.7 million estimated aggregate purchase price for the six vessels represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on November 10, 2025, the purchase option exercise date. The Company will use the net proceeds from the 2030 Bonds and available liquidity to finance the repurchase of the six VLCCs.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of September 30, 2025.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2025 was $10.7 million and $33.3 million, respectively, and for the three and nine months ended September 30, 2024 was $12.6 million and $37.8 million, respectively. Interest paid, net of interest rate swap cash settlements, for the Company’s debt facilities for the three and nine months ended September 30, 2025 was $8.4 million and $27.4 million, respectively, and for the three and nine months ended September 30, 2024 was $11.3 million and $34.5 million, respectively.

Note 9 — Taxes:

As of September 30, 2025, the Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2025 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2025.

The Company reviews its provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. There were no changes in such reserve recorded during the three and nine months ended September 30, 2025 and 2024.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, a number of countries have drafted or are actively considering drafting legislation to implement the Organization for Economic Cooperation and Development's (“OECD”) international tax framework, including the Pillar Two Model Rules. These model rules call for a minimum global tax of 15% on large multinational enterprises with possible application from January 1, 2024 or later, depending on implementation by the individual countries in which the Company is domiciled. As currently enacted, the Pillar Two Model Rules are expected to have no impact on the Company’s consolidated financial statements in 2025, however, beginning in September 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, the Company began the process of changing the domicile of its international shipping income generating vessel-owning subsidiaries and various intermediate parent holding companies under International Seaways, Inc. (the “Bermuda Constituent Entity Group”) from the Marshall Islands and Liberia to Bermuda. The Company itself will remain organized under the laws of the Republic of the Marshall Islands. The Company expects the redomiciliation process to be completed by the end of the fourth quarter of 2025.

Bermuda enacted the Corporate Income Tax Act on December 27, 2023 (the "Bermuda CIT Act") to ensure that Bermuda (a member of the OECD/G20 Inclusive Framework) is an adhering jurisdiction with respect to Pillar Two and to mitigate against top-up tax being collected by other jurisdictions on Bermuda-realized income. The Bermuda CIT Act, imposes a 15% Bermuda corporate income tax effective for fiscal years beginning on or after January 1, 2025 on Bermuda companies within a “Multinational Enterprise Group” with consolidated annual revenue of €750 million or more in two of the four previous fiscal years. Where corporate income tax is chargeable to a Bermuda Constituent Entity Group (as defined in the Bermuda CIT Act), the amount of corporate income tax chargeable for a fiscal year will be 15% of the net taxable income of the Bermuda Constituent Entity Group as determined in accordance with and subject to the adjustments set out in the Bermuda CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities). In general, income arising from international shipping is exempted from the scope of such tax to the extent that the applicable substance based requirements relating to strategic or commercial management in Bermuda are satisfied. Accordingly, in compliance with the Bermuda CIT Act and the Bermuda economic substance requirements described below, the strategic management of the Company’s international shipping income generating subsidiaries and their intermediate parent holding companies will be carried out from Bermuda, following their redomiciliation.

Under current Bermuda tax law (including the Bermuda CIT Act), there are no withholding taxes payable in Bermuda on distributions the Company may receive from its wholly-owned Bermuda constituent entities. All entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government. We will also pay annual government fees to the Bermuda government. Bermuda currently has no tax treaties in place with other countries in relation to double-taxation or for the withholding of tax for foreign tax authorities. Bermuda has entered into a number of Tax Information Exchange Agreements with countries such as Australia, Canada, China, France, Germany, India, Japan, Mexico, UK, and the US, among others to allow for the exchange of tax-related information to combat tax evasion.

The Bermuda constituent entities will also be subject to the Economic Substance Act 2018 and the Economic Substance Regulations 2018 of Bermuda (together the “Economic Substance Framework”) following their redomiciliation. The Economic Substance Framework provides that a registered entity that carries on a relevant activity complies with economic substance requirements if (a) it is directed and managed in Bermuda, (b) its core income-generating activities (as may be prescribed) are undertaken in Bermuda with respect to the relevant activity, (c) it maintains adequate physical presence in Bermuda, (d) it has adequate full time employees in Bermuda with suitable qualifications and (e) it incurs adequate operating expenditure in Bermuda in relation to the relevant activity. A registered entity that carries on a relevant activity is obliged under the Economic Substance Framework to file a declaration in the prescribed form with the Registrar of Companies on an annual basis.

Note 10 — Capital Stock and Stock Compensation:

Share Repurchase Program

No shares were acquired under the Company’s $50 million stock repurchase program during the three and nine months ended September 30, 2025. In October 2025, the Company’s Board of Directors authorized the extension of the expiry date of its share repurchase program from December 31,2025 to December 31, 2026.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 12,249 and 159,449 shares of common stock during the three and nine months ended September 30, 2025, respectively, at an average cost of $47.52 and $34.19 per share (based on the closing market prices on the dates of vesting or exercise), respectively, from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 158,591 shares of common stock during the nine months ended September 30, 2024, respectively, at an average cost of $53.42 per share.

Shares of Common Stock

The following table shows the changes in shares of common stock outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock outstanding at beginning	49,366,276	49,674,286	49,194,458	48,925,562

Common stock issued - vessel acquisitions	—	—	—	623,778
Restricted common stock issued - non-executive directors	—	20,198	28,072	20,198
Common stock issued - vesting or exercise of share-based compensation	17,442	—	308,388	283,537
Common stock withheld for employee taxes	(12,249)	—	(159,449)	(158,591)
Common stock repurchased	—	(501,646)	—	(501,646)

Common stock outstanding at ending	49,371,469	49,192,838	49,371,469	49,192,838

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

Management Compensation

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2025 and 2024. A total of 17,442 and 65,179 stock options were exercised during the nine months ended September 30, 2025 and 2024, respectively, by certain senior officers and employees of the Company at an average exercise price of $47.52 and $21.74 per share, respectively. After withholdings for taxes and exercise costs, the Company issued a total of 5,193 and 18,765 shares during the nine months ended September 30, 2025 and 2024, respectively, in conjunction with these exercises.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 138,037 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $35.31 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2025, the Company also granted 107,768 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2027, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2028. The weighted average grant date fair value of the awards with performance conditions was determined to be $34.18 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $26.51 per RSU.

Dividends

During 2025, the Company’s Board of Directors declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid (Dollars in Thousands)
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34,495
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29,620
August 5, 2025	September 10, 2025	September 24, 2025	$0.12	$0.65	$38,012

On November 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.74 per share of common stock. Both dividends will be paid on December 23, 2025 to stockholders of record as of December 9, 2025.

Note 11 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Unrealized gains on derivative instruments	$2,737	$5,176
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(13,181)	(13,037)
	$(10,444)	$(7,861)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2025 and 2024 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of June 30, 2025	$3,566	$(13,712)	$(10,146)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	79	269	348
Amounts reclassified from accumulated other comprehensive (loss)/income	(908)	262	(646)
Balance as of September 30, 2025	$2,737	$(13,181)	$(10,444)

Balance as of June 30, 2024	$8,924	$(10,340)	$(1,416)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(2,383)	(3,530)	(5,913)
Amounts reclassified from accumulated other comprehensive loss	(1,894)	—	(1,894)
Balance as of September 30, 2024	$4,647	$(13,870)	$(9,223)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Total
Balance as of December 31, 2024	$5,176	$(13,037)	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	68	(918)	(850)
Amounts reclassified from accumulated other comprehensive (loss)/income	(2,507)	774	(1,733)
Balance as of September 30, 2025	$2,737	$(13,181)	$(10,444)

Balance as of December 31, 2023	$9,349	$(10,412)	$(1,063)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	1,766	(3,458)	(1,692)
Amounts reclassified from accumulated other comprehensive loss	(6,468)	—	(6,468)
Balance as of September 30, 2024	$4,647	$(13,870)	$(9,223)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(630)	$(1,734)	$(2,161)	$(5,699)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	(278)	(160)	(346)	(769)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	262	—	774	—	Other income
Total before and net of tax	$(646)	$(1,894)	$(1,733)	$(6,468)

At September 30, 2025, the Company expects that it will reclassify $0.8 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

Note 12 — Revenue:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of September 30, 2025, the Company is a party to time charter out contracts with customers on three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs with expiry dates ranging from October 2025 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2025 and 2024:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2025:
Revenues from leases
Pool revenues	$67,776	$78,247	$146,023
Time charter revenues	19,252	19,788	39,040
Voyage charter revenues from non-variable lease payments	46	1,887	1,933
Revenues from services
Voyage charter revenues from lightering services	9,392	—	9,392
Total shipping revenues	$96,466	$99,922	$196,388

Three months ended September 30, 2024:
Revenues from leases
Pool revenues	$67,674	$102,333	$170,007
Time charter revenues	18,595	18,247	36,842
Voyage charter revenues from non-variable lease payments	2,525	1,398	3,923
Revenues from services
Voyage charter revenues from lightering services	14,418	—	14,418
Total shipping revenues	$103,212	$121,978	$225,190

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2025:
Revenues from leases
Pool revenues	$206,894	$225,497	$432,391
Time charter revenues	52,551	59,075	111,626
Voyage charter revenues from non-variable lease payments	272	2,583	2,855
Revenues from services
Voyage charter revenues from lightering services	28,551	—	28,551
Total shipping revenues	$288,268	$287,155	$575,423

Nine months ended September 30, 2024:
Revenues from leases
Pool revenues	$246,979	$356,991	$603,970
Time charter revenues	59,291	39,739	99,030
Voyage charter revenues from non-variable lease payments	4,550	4,812	9,362
Revenues from services
Voyage charter revenues from lightering services	44,638	—	44,638
Total shipping revenues	$355,458	$401,542	$757,000

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2025	$4,086	$258	$—
Closing balance as of September 30, 2025	4,513	28	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2025 and 2024, respectively.

Costs to Obtain or Fulfill a Contract

As of September 30, 2025, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Any EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. As of September 30, 2025, the value of EUAs held by the Company relating to 2025 emissions that are required to be surrendered to the EU authorities in September 2026 is approximately $1.1 million and is included in other current assets in the condensed consolidated balance sheet.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Pool revenues	$1,230	$910	$5,463	$2,954
Time charter revenues	423	455	1,483	946
Total shipping revenues	$1,653	$1,365	$6,946	$3,900

Voyage expenses	$1,653	$1,365	$6,946	$3,900

The value of EUAs due to the Company from its charterers or commercial pools in which it participates, and the value of the EUAs the Company is obligated to surrender to the EU authorities is $4.8 million as of September 30, 2025. The receivables are included in

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

other receivables, in the condensed consolidated balance sheet and $5.9 million of the obligations are included in other current liabilities in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and leased office and other space. The expenses recognized during the three and nine months ended September 30, 2025 and 2024 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost
Vessel assets
Charter hire expenses	$2,494	$2,393	$11,714	$7,127

Office and other space
General and administrative	227	226	681	678
Voyage expenses	46	45	76	135

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,244	1,173	3,795	3,671
Total lease cost	$4,011	$3,837	$16,266	$11,611
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, compared with $1.8 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,609	$8,072

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$9,860	$21,229

Current portion of operating lease liabilities	$(5,617)	$(14,617)
Long-term operating lease liabilities	(6,206)	(8,715)
Total operating and finance lease liabilities	$(11,823)	$(23,332)

Weighted average remaining lease term - operating leases	4.75 years	3.37 years
Weighted average discount rate - operating leases	4.97%	5.51%

1. Charters-in of vessel assets:

As of September 30, 2025, the Company has a commitment to time charter-in one LR1 through March 2026. The remaining minimum lease liabilities and related number of operating days under the operating lease this operating lease as of September 30, 2025 are as follows:

(Dollars in thousands)	Amount	Operating Days
2025	$2,490	92
2026	1,949	72
Total lease payments (lease component only)	4,439	164
less imputed interest	(46)
Total operating lease liabilities	$4,393

2. Office and other space:

The Company has operating leases for offices and a lightering workboat dock space. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office and other space as of September 30, 2025 are as follows:

(Dollars in thousands)	Amount
2025	$319
2026	1,297
2027	1,250
2028	1,077
2029	1,077
Thereafter	3,678
Total lease payments	8,698
less imputed interest	(1,268)
Total operating lease liabilities	$7,430

Contracts under which the Company is a Lessor

See Note 12, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs, and the related revenue days as of September 30, 2025 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2025	$31,867	1,126
2026	82,808	2,791
2027	39,433	1,259
2028	34,038	1,098
2029	33,945	1,095
Thereafter	7,068	228
Future minimum revenues	$229,159	7,597

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

Note 14 — Other Operating Expenses:

Other operating expenses consist of the following expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Provisions for settlement of multi-employer pension plan obligations	$—	$44	$—	$1,019
Legal and consulting fees associated with settlement of pension plan obligations	143	941	360	1,696
Write-off of previously deferred costs for expiring shelf registration	697	—	697	—
One-time redomiciliation costs	680	—	680	—
Total other operating expenses	$1,520	$985	$1,737	$2,715

During the third quarter of 2025, the Company recognized $0.7 million of previously deferred costs related to the filing of a Form S-3 registration statement in late-2022, as the Company determined it was not probable that securities would be issued under such registration statement prior to its expiry in December 2025.

See Note 9, “Taxes,” for additional information on the redomiciliation of certain subsidiaries of the Company. Also, see Note 15, “Pension and Other Postretirement Benefit Plans,” for additional information on the Company’s defined benefit pension plan obligations.

Note 15 – Pension and Other Postretirement Benefit Plans:

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying condensed consolidated balance sheet as of September 30, 2025. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying condensed consolidated balance sheet at an equal amount.

The Company expects the benefits due to the participants under the Plan to be transferred to the insurance company sometime in calendar year 2027 at the completion of their standard review of the Plan’s underlying data with minimal or no additional cost to the Company. At such time, the Company believes the arrangement will qualify for the settlement accounting.

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in 2023. Although the vessel was subsequently released, the arresting party sought approximately $25 million in security. The underlying commercial dispute was subject to an arbitration hearing in England. In March 2025, the arbitration tribunal ruled in the Company’s favor by (i) dismissing the arresting party’s claims against the Company, and (ii) awarding the Company the monetary damages it was claiming. The arresting party appealed the arbitration tribunal’s ruling in April 2025, and such appeal was dismissed in September 2025. The Company expects to recover the approximately $5 million of legal fees that it incurred in relation to this matter, representing its share of damages awarded by the arbitration tribunal. Such recovery will be recognized as a reduction in general and administrative expenses upon receipt in a future period. The Company’s ultimate ability to collect the balance of the damages in whole or in part from the arresting party remains uncertain.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the effect of an increase in trade protectionism, including tariffs, and fees on vessels entering U.S. ports that were constructed in China or are owned or operated by a Chinese entity, and fees on vessels entering Chinese ports that were not constructed in China and that are owned or operated by a United States controlled entity;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Amended and Restated Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;

INTERNATIONAL SEAWAYS, INC.

●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2025 we derived 52% and 51%, respectively, of our TCE revenues from our Product Carriers segment compared with 55% and 54% for the three and nine months ended September 30, 2024, respectively. Revenues from our Crude Tankers segment constituted the balance of our TCE revenues in the 2025 and 2024 periods.

As of September 30, 2025, the Company’s operating fleet consisted of 71 wholly-owned or lease financed and time chartered-in vessels aggregating 8.2 million deadweight tons (“dwt”). In addition to our operating fleet of 71 vessels, five LR1 newbuilds are scheduled for delivery to the Company between the fourth quarter of 2025 and third quarter of 2026, bringing the total operating and newbuild fleet to 76 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

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

INTERNATIONAL SEAWAYS, INC.

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 81% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2025, compared with 84% and 87% for the three and nine months ended September 30, 2024, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, one Suezmax, one Aframax, one LR2, and eight MRs, as of September 30, 2025 are as follows:

(Dollars in millions)	Amount(1)
2025	$31.9
2026	82.8
2027	39.4
2028	34.0
2029	33.9
Thereafter	7.1
Future minimum revenues	$229.2

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2025 at 104.8 million barrels per day (“b/d”), up 0.7% from the same quarter in 2024. The estimate for global oil consumption for 2025 is 103.8 million b/d, an increase of 0.7% over the 2024 estimate of 103.1 million b/d. OECD demand in 2025 is estimated to remain flat at 45.8 million b/d, while non-OECD demand is estimated to increase by 1.2% to 58.0 million b/d.

Global oil production in the third quarter of 2025 was 106.6 million b/d, an increase of 3.9 million b/d from the third quarter of 2024. OPEC crude oil production averaged 27.9 million b/d in the third quarter of 2025, up 0.8 million b/d from the second quarter of 2025, and an increase of 1.4 million b/d from the third quarter of 2024. Non-OPEC production increased by 2.5 million b/d to 73.1 million

INTERNATIONAL SEAWAYS, INC.

b/d in the third quarter of 2025 compared with the third quarter of 2024. Oil production in the U.S. of 13.6 million b/d in the third quarter of 2025 increased by 1.3% from the second quarter of 2025 and by 3.3% from the third quarter of 2024.

U.S. refinery throughput increased by 1.0 million b/d to 17.4 million b/d in the third quarter of 2025 compared with the second quarter of 2025.

U.S. crude oil imports in the third quarter of 2025 decreased by 11.1% to 6.3 million b/d compared with the third quarter of 2024, with imports from OPEC countries decreasing by 0.4 million b/d and imports from non-OPEC countries decreasing by 0.4 million b/d. China’s crude oil imports in September were 11.5 million b/d, up 3.9% from September 2024. Year-to-date, imports are up 2.6% compared with the corresponding period in 2024.

OECD commercial crude inventories in the third quarter of 2025 decreased by 1.0%, or 13 million barrels, compared with the second quarter of 2025. OECD commercial product inventories in the third quarter of 2025 decreased by 2.2%, or 33 million barrels, compared with the second quarter of 2025.

During the third quarter of 2025, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 5.1 million dwt. The crude fleet increased by 3.2 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 0.6 million dwt, 1.4 million dwt and 1.2 million dwt, respectively. The product carrier fleet increased by 1.9 million dwt, with LR1s increasing by 0.2 million dwt and MRs increasing by 1.6 million dwt. Year-over-year, the size of the tanker fleet increased by 13.6 million dwt with the increases of 0.6 million dwt, 3.8 million dwt, 4.8 million dwt and 4.4 million dwt in the VLCCs, Suezmax, Aframax and MR fleets, respectively. The LR1 fleet remained flat.

During the third quarter of 2025, the tanker orderbook decreased by 1.2 million dwt. The crude tanker orderbook increased by 2.4 million dwt. The VLCC and Suezmax orderbooks increased by 3.2 million dwt and 0.3 million dwt, respectively, while the Aframax orderbook decreased by 1.0 million dwt. The product carrier orderbook decreased by 1.3 million dwt, with the LR1 and MR orderbooks decreasing by 0.3 million dwt and 1.0 million dwt, respectively. Year-over-year, the total tanker orderbook increased by 10.2 million dwt, with increases in VLCC, Suezmaxes and LR1s of 10.2 million dwt, 3.8 million dwt and 0.4 million dwt, respectively. The Aframax orderbook decreased by 3.7 million dwt and the MR orderbook decreased by 0.5 million dwt.

Tanker rates remained mostly flat in the third quarter of 2025 compared with the second quarter of 2025. Global economic turmoil stemming from fluctuating announcements of trade barriers has created uncertainty for tanker demand. Generally, trade disruptions are positive for shipping, however, trade barriers can lead to demand destruction, which would be negative. Currently, rates remain significantly over cash breakeven levels.

Update on Critical Accounting Estimates and Policies:

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. See Note 2, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the third quarter of 2025, income from vessel operations decreased by $22.3 million to $78.7 million from $101.0 million in the third quarter of 2024. Such decrease resulted principally from lower TCE revenues, partially offset by decreased vessel expenses in the current quarter.

INTERNATIONAL SEAWAYS, INC.

TCE revenues in the third quarter of 2025 decreased by $27.2 million, or 12%, to $192.5 million from $219.7 million in the third quarter of 2024. This decrease reflects (i) an aggregate $19.7 million rates-based decline resulting from lower average daily rates earned in the Company’s Suezmax, LR1 and MR sectors, (ii) a $11.6 million aggregate days-based decline in the VLCC, LR1 and MR fleets, which reflects the sales of 12 older vessels in these three fleets between April 2024 and September 2025, partially offset by the acquisition of nine modern MRs between April 2024 and January 2025, and (iii) a $4.1 million decline in Lightering revenues. These decreases were partially offset by (iv) a $7.1 million aggregate rates-based increase in the VLCC and Aframax sectors.

During the first nine months of 2025, income from vessel operations decreased by $203.0 million to $207.2 million from $410.2 million in the first nine months of 2024. Such decrease resulted principally from a $182.8 million decrease in TCE revenues and increased depreciation and amortization in the current period.

The decrease in TCE revenues in the first nine months of 2025 of $182.8 million, or 25%, to $559.7 million from $742.5 million in the first nine months of 2024 was attributable to (i) an aggregate $183.9 million rates-based decline resulting from lower average daily rates earned across INSW’s fleet sectors, (ii) a $19.1 million days-based decline in the VLCC fleet primarily due to the 2025 vessel sales noted above and (iii) a $14.3 million decline in Lightering revenues. These decreases were partially offset by (iv) a $29.0 million aggregate days-based increase in the MR and LR1 sectors, driven by the timing of the vessel acquisitions and sales described above for the quarter-over-quarter period and 163 more LR1 time chartered-in days in the current period.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2025	2024	2025	2024
TCE revenues	$92,997	$98,821	$276,534	$343,639
Vessel expenses	(29,840)	(34,218)	(88,273)	(94,643)
Charter hire expenses	(3,830)	(4,411)	(10,339)	(11,728)
Depreciation and amortization	(18,903)	(20,536)	(56,351)	(60,571)
Adjusted income from vessel operations (a)	$40,425	$39,656	$121,571	$176,696
Average daily TCE rate	$36,671	$36,587	$36,950	$43,350
Average number of owned vessels (b)	19.0	21.0	19.2	21.0
Average number of vessels chartered-in	9.1	9.2	9.0	9.2
Number of revenue days (c)	2,536	2,701	7,484	7,927
Number of ship-operating days: (d)
Owned vessels	1,748	1,932	5,247	5,754
Vessels bareboat chartered-in under leases (e)	828	828	2,457	2,466
Vessels spot chartered-in under leases (f)	6	18	11	49
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,295 and $1,132 per day for the three months ended September 30, 2025 and 2024, respectively, and $1,113 and $1,055 per day for the nine months ended September 30, 2025 and 2024, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC(1):
Average rate	$34,809	$41,552	$29,711	$31,903
Revenue days	627	276	881	276
Suezmax:
Average rate	$33,310	$34,316	$38,044	$30,979
Revenue days	1,096	91	1,014	183
Aframax(2):
Average rate	$28,457	$38,665	$25,119	$38,574
Revenue days	261	89	186	91

Nine Months Ended September 30,
VLCC(1):
Average rate	$35,875	$39,459	$40,111	$36,702
Revenue days	1,928	819	2,572	822
Suezmax:
Average rate	$33,699	$32,381	$42,564	$31,003
Revenue days	3,290	221	3,013	548
Aframax(2):
Average rate	$28,215	$38,556	$32,997	$38,524
Revenue days	804	261	597	273
(1)	The average rates reported in the table above for VLCCs in the three and nine months ended September 30, 2025 represent VLCCs less than 15 years of age. The average spot TCE rates earned by the Company’s VLCCs on an overall basis during such periods were $35,103 and $35,724, respectively.
(2)	During the three and nine months ended September 30, 2024, one Aframax was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Aframax International pool. Such transitional voyage is excluded from the table above.

During the third quarter of 2025, TCE revenues for the Crude Tankers segment decreased by $5.8 million, or 6%, to $93.0 million from $98.8 million in the third quarter of 2024. Such decrease principally resulted from (i) a $4.8 million days-based decline in the VLCC sector, which reflected the sales of one 2010-built VLCC and one 2011-built VLCC during the first quarter of 2025 partially offset by 21 fewer off-hire days during the current quarter, (ii) a rates-based decrease in the Suezmax fleet of $4.2 million due to lower average daily blended rates in the sector, and (iii) a $4.1 million decrease in the Crude Tankers Lightering business. Partially offsetting the TCE revenue decreases described above was an aggregate rates-based increase in the VLCC and Aframax fleets of $7.1 million due to strengthening rates in these sectors.

Vessel expenses decreased by $4.4 million to $29.8 million in the third quarter of 2025 from $34.2 million in the third quarter of 2024. Such decrease was driven principally by the sales of the two VLCCs noted above, which accounted for $3.5 million of the decrease in the current quarter. Charter hire expenses decreased by $0.6 million quarter-over-quarter due to decreased charter hire expense in the Crude Tankers Lightering business, which primarily reflects higher chartered-in Aframax days for full-service jobs during the prior

INTERNATIONAL SEAWAYS, INC.

year’s quarter. Depreciation and amortization decreased by $1.6 million to $18.9 million in the current quarter from $20.5 million in the third quarter of 2024, primarily as a result of the sales of the two VLCCs noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $1.8 million for the third quarter of 2025 compared with $5.5 million for the third quarter of 2024. The decrease reflects a decline in quarter-over-quarter activity levels, with 89 service support-only lighterings and one full-service lightering job being performed during the third quarter of 2025 compared with 106 service support-only lighterings and three full-service lightering jobs during the third quarter of 2024.

During the first nine months of 2025, TCE revenues for the Crude Tankers segment decreased by $67.1 million, or 20%, to $276.5 million from $343.6 million in the first nine months of 2024. Such decrease principally resulted from (i) an aggregate rates-based decrease in the VLCC, Suezmax and Aframax fleets of $36.5 million due to lower average daily blended rates in these sectors, (ii) a $19.1 million days-based decline in the VLCC sector, which reflected the VLCC sales described above, and (iii) a $14.3 million decrease in the Crude Tankers Lightering business. Partially offsetting the TCE revenue decreases described above was a $4.7 million days-based increase in the Aframax sector due to 146 fewer off-hire days during the current period.

Vessel expenses decreased by $6.4 million to $88.3 million in the first nine months of 2025 from $94.6 million in the first nine months of 2024. Such decrease was primarily as a result of the sales of the two VLCCs noted above. Charter hire expenses decreased by $1.4 million period-over-period due to decreased charter hire expense in the Crude Tankers Lightering business, which primarily reflects higher chartered-in Aframax days for full-service jobs during the 2024 period and incremental off-hire time during the current year period associated with the workboats being chartered-in by the Company. Depreciation and amortization decreased by $4.2 million to $56.4 million in the nine months ended September 30, 2025 from $60.6 million in the 2024 comparable period principally due to the VLCC sales noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $7.4 million for the first nine months of 2025 compared with $20.4 million for the first nine months of 2024. Consistent with the discussion of the quarter-over-quarter decline above, the decrease reflects a decline in period-over-period activity levels, with 267 service support-only lighterings and two full-service lightering jobs being performed during the 2025 period compared with 368 service support-only lighterings and six full-service lightering jobs during the comparable 2024 period.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2025	2024	2025	2024
TCE revenues	$99,471	$120,866	$283,098	$398,824
Vessel expenses	(35,975)	(37,051)	(111,991)	(107,846)
Charter hire expenses	(3,304)	(2,834)	(15,567)	(9,113)
Depreciation and amortization	(22,267)	(18,768)	(65,873)	(49,403)
Adjusted income from vessel operations	$37,924	$62,213	$89,667	$232,462
Average daily TCE rate	$25,690	$29,880	$23,012	$34,695
Average number of owned vessels	40.2	41.2	42.5	39.9
Average number of vessels chartered-in	5.0	5.0	5.6	5.0
Number of revenue days	3,872	4,045	12,302	11,495
Number of ship-operating days:
Owned vessels	3,702	3,786	11,603	10,940
Vessels bareboat chartered-in under leases (a)	368	368	1,092	1,096
Vessels time chartered-in under leases	92	92	437	274
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2025 and 2024, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $822 and $841 per day for the three months ended September 30, 2025 and 2024, respectively, and $788 and $879 per day for the nine months ended September 30, 2025 and 2024, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$—	$39,500	$—	$39,498
Revenue days	—	92	—	69
LR1(1):
Average rate	$34,578	$—	$46,899	$—
Revenue days	450	—	594	—
MR(2):
Average rate	$25,556	$21,455	$29,006	$21,920
Revenue days	2,529	734	2,685	692

Nine Months Ended September 30,
LR2:
Average rate	$—	$39,473	$53,172	$39,498
Revenue days	—	273	149	69
LR1(1):
Average rate	$31,140	$—	$55,397	$—
Revenue days	1,870	—	1,671	—
MR(2):
Average rate	$21,922	$21,559	$33,912	$21,745
Revenue days	7,817	2,165	7,828	1,665
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2025 and 2024 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three and nine months ended September 30, 2025, two LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Additionally, during the nine months ended September 30, 2024, one LR1 was employed on a transitional voyage. Such transitional voyages are excluded from the table above.
(2)	During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, certain of the Company’s MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in commercial pools. Such transitional voyages are excluded from the table above.

During the third quarter of 2025, TCE revenues for the Product Carriers segment decreased by $21.4 million, or 18%, to $99.5 million from $120.9 million in the third quarter of 2024. The reduction in TCE revenues was primarily as a result of (i) an aggregate $15.5 million rates-based decrease in the LR1 and MR sectors due to lower average daily blended rates earned in the current quarter, (ii) a $3.6 million days-based decrease in the LR1 sector, which resulted primarily from the sale of two 2006-built LR1s during the current quarter and (iii) a $3.2 million days-based decrease in the MR sector, which reflects 81 more off-hire days in the current quarter and the net impact of the Company’s sale of eight MRs between April 2024 and September 2025 and acquisition of nine MRs between April 2024 and January 2025.

INTERNATIONAL SEAWAYS, INC.

Vessel expenses decreased by $1.1 million to $36.0 million in the third quarter of 2025 from $37.1 million in the third quarter of 2024. Such decrease principally reflects lower drydock deviation costs in the LR1 sector in the current quarter. Charter hire expenses increased by $0.5 million to $3.3 million in the current quarter from $2.8 million in the third quarter of 2024, primarily as a result of a quarter-over-quarter increase in the average daily charter hire rate for time chartered-in LR1s. Depreciation and amortization increased by $3.5 million to $22.3 million in the current quarter from $18.8 million in the prior year’s quarter. Such increase resulted primarily from increased drydock amortization and the MR purchases and sales referenced above, as the acquired vessels have higher cost bases than the older vessels that were sold.

During the first nine months of 2025, TCE revenues for the Product Carriers segment decreased by $115.7 million, or 29%, to $283.1 million from $398.8 million in the first nine months of 2024. The reduction in TCE revenues was primarily as a result of an aggregate $145.2 million rates-based decrease in the LR1 and MR sectors due to lower average daily blended rates earned in the current period, partially offset by (i) a $15.7 million days-based increase in the MR sector, which reflects the MR transactions described above, and (ii) a $13.4 million days-based increase in the LR1 sector, which resulted primarily from a 163-day increase in time chartered-in days and 134 fewer off-hire days in the current period, partially offset by the vessel sales described above.

Vessel expenses increased by $4.1 million to $112.0 million in the first nine months of 2025 from $107.8 million in the first nine months of 2024. Such increase was principally attributable to the timing of the net changes in our MR fleet referenced above. Charter hire expenses increased by $6.5 million to $15.6 million in the current period from $9.1 million in the prior year’s period, primarily as a result of the period-over-period increase in time chartered-in LR1 days described above. Depreciation and amortization increased by $16.5 million to $65.9 million in the first nine months of 2025 from $49.4 million in the first nine months of 2024. The drivers of such increase were consistent with those noted above in relation to the quarter-over-quarter increase.

General and Administrative Expenses

During the third quarter of 2025, general and administrative expenses decreased by $1.6 million to $11.8 million from $13.4 million in the third quarter of 2024. The primary drivers for the decrease were lower legal fees of $0.6 million, principally incurred in connection with a commercial dispute, and a decrease in compensation and benefits costs of $0.7 million.

For the nine months ended September 30, 2025, general and administrative expenses decreased marginally by $0.3 million to $37.2 million from $37.5 million for the same period in 2024. The current year decrease reflects a reduction in legal fees principally incurred in connection with a commercial dispute.

Other Operating Expenses

See Note 14, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income was $1.5 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, compared with $3.2 million and $8.5 million of other income for the three and nine months ended September 30, 2024. Other income is primarily comprised of interest income earned on invested cash. The period-over-period decrease in interest income reflects the impact of a lower average balance of invested cash during the three and nine months ended September 30, 2025 as well as a decrease in interest rates offered on cash deposits.

Interest Expense

The components of interest expense are as follows:

INTERNATIONAL SEAWAYS, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interest before items shown below	$11,604	$14,562	$35,777	$44,497
Interest cost on defined benefit pension obligation	208	138	615	523
Impact of interest rate hedge derivatives	(907)	(1,893)	(2,508)	(6,468)
Capitalized interest	(1,282)	(311)	(3,048)	(744)
Interest expense	$9,623	$12,496	$30,836	$37,808

Interest expense decreased during the 2025 periods compared to the corresponding 2024 periods as a result of (i) a reduction in the average outstanding principal balance under the Company’s floating rate debt facilities, due to voluntary repayments of certain of such facilities since April 2024, (ii) the repayment in full of the ING Credit Facility in April 2024, and (iii) the decline of SOFR rates during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

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

Beginning in September 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, the Company commenced the process of changing the domicile of its international shipping income generating vessel-owning subsidiaries and various intermediate parent holding companies under International Seaways, Inc. from the Marshall Islands and Liberia to Bermuda. The Company itself will remain organized under the laws of the Republic of the Marshall Islands. The Company expects the redomiciliation process to be completed by the end of the fourth quarter of 2025.

The Company estimates incurring one-time legal and administrative expenses of between $3 million and $5 million in 2025 in connection with this initiative. The portion of such one-time costs associated with amendments to existing credit facilities will be recognized as deferred financing costs and the balance of such one-time costs will be recognized in other operating expenses in the statement of operations.

See Note 9, “Taxes,” in the accompanying condensed consolidated financial statements for further information on the tax implications of redomiciling the Company’s international shipping income generating vessel-owning subsidiaries.

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

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$70,546	$91,688	$181,757	$380,901
Income tax benefit	—	(1)	—	(1)
Interest expense	9,623	12,496	30,836	37,808
Depreciation and amortization	41,170	39,304	122,224	109,974
EBITDA	121,339	143,487	334,817	528,682
Third-party debt modification fees	—	—	—	168
Gain on disposal of vessels and other assets, net	(13,658)	(13,499)	(34,908)	(41,402)
Provision for settlement of multi-employer pension plan obligations	—	44	—	1,019
Adjusted EBITDA	$107,681	$130,032	$299,909	$488,467

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of September 30, 2025, we had total liquidity on a consolidated basis of $984.8 million comprised of $412.6 million of cash and $572.2 million of undrawn revolver capacity.

Working capital at September 30, 2025 and December 31, 2024 was $254.3 million and $245.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, and receivables. Current liabilities at September 30, 2025 include the $259.0 million outstanding principal balance payable, net of unamortized deferred finance costs, under the Ocean Yield Lease Financing facility, which will terminate in November 2025, upon our exercise of the purchase options on the vessels securing this facility.

The Company’s cash and cash equivalents increased by $255.1 million during the nine months ended September 30, 2025. The increase principally reflects: the net impact of (i) $284.7 million in proceeds from the issuance of debt, net of deferred financing costs;

INTERNATIONAL SEAWAYS, INC.

(ii) $144.6 million of net loan repayments under the $500 Million Revolving Credit Facility; (iii) $102.1 million of cash dividends paid to shareholders; (iv) $37.4 million in regularly scheduled principal amortization of the Company’s lease financing arrangements; (v) $234.1 million of cash provided by operating activities; (vi) $140.1 million in returned security deposits and net proceeds from the sale of two VLCCs, two LR1s, and five MRs, net of the purchase of two MRs; and (vii) $114.4 million in other expenditures for vessels, vessel improvements and other property, of which $99.3 million was construction in progress payments and $11.9 million was a deposit paid to purchase of a 2020-built VLCC.

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

As of September 30, 2025, we had total debt outstanding of $792.0 million (net of deferred financing costs of $11.6 million) and net debt to capital of 16.4%, compared with 22.2% at December 31, 2024.

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

During 2025, the Company’s Board of Directors declared and paid the following regular quarterly and supplemental dividends:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34.5 million
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29.6 million
August 5, 2025	September 10, 2025	September 24, 2025	$0.12	$0.65	$38.0 million

On November 5, 2025, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $0.74 per share of common stock. Both dividends will be paid on December 23, 2025 to stockholders of record as of December 9, 2025.

In October 2025, the Company’s Board of Directors authorized the extension of the expiry date of its $50.0 million share repurchase program from December 31,2025 to December 31, 2026.

INTERNATIONAL SEAWAYS, INC.

Further building on our liquidity enhancing, deleveraging and financing initiatives, we executed the following transactions:

●	In February 2025, we completed the last of five vessel sale and purchase transactions involving the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs (the first of which was delivered in December 2024) for an aggregate purchase price of $119.5 million resulting in a net cash outflow of $2.9 million between December 2024 and February 2025.

●	During the second and third quarter of 2025, we completed the sales of two 2006-built LR1s, two 2007-built MRs, and three 2008-built MRs for net proceeds of $94.6 million.

●	During the third quarter of 2025, the Company entered into a memorandum of agreement to purchase a 2020-built, scrubber-fitted VLCC for $119 million that is expected to deliver during the fourth quarter of 2025. The vessel purchase is expected to be funded with proceeds from vessel sales and available liquidity.

●	In October 2025, the Company entered into memoranda of agreements for the sale of three 2007-built MR Product Carriers for net proceeds of approximately $36.8 million after fees and commissions. The vessels are expected to deliver to their buyers in the fourth quarter of 2025.

●	In April 2025, we tendered an irrevocable notice of our intention to exercise purchase options on November 10, 2025 on six VLCCs, which we currently bareboat charter-in. We will use the net proceeds from the 2030 Bonds and available liquidity to pay the $257.7 million estimated aggregate purchase price for the six vessels, which represents the expected remaining debt balance outstanding under the Ocean Yield Lease Financing on the purchase option exercise date.

●	During 2025, we drew $20 million under our $500 Million Revolving Credit Facility and repaid an aggregate of $164.6 million of the principal balance outstanding under this facility, leaving the facility fully undrawn as of September 30, 2025.

●	On August 20, 2025, we entered into a credit agreement (the “ECA Credit Facility”), which consists of (1) a 12-year term loan facility of up to $239.7 million and (2) a commercial credit facility of up to $91.9 million, collectively for use in respect of partly financing the acquisition of six LR1 newbuildings currently under construction at K Shipbuilding Co., Ltd in Korea. On September 12, 2025, the Company borrowed an initial $40.8 million loan under the ECA Credit Facility upon the delivery of the first newbuilding. The facilities combine for an effective 20-year amortization profile and a blended margin of 1.25% over a 12-year stated maturity.

●	On September 23, 2025, we issued $250 million aggregate principal amount of 7.125% senior unsecured bonds maturing on September 23, 2030 (unless earlier redeemed or repurchased), at an issue price of 100%. Interest will be paid semi-annually in arrears on March 23 and September 23 each year, commencing March 23, 2026 (and subject to business day conventions). The 2030 Bonds have a denomination of $125,000, and application will be made to list the 2030 Bonds on the Oslo Stock Exchange. As mentioned above, we intend to use the net proceeds from the 2030 Bonds to retire higher-cost debt outstanding under the Ocean Yield Lease Financing as well as for general corporate purposes.

See Note 8, “Debt,” in the accompanying condensed consolidated financial statements for further information on the ECA Credit Facility and the 2030 Bonds.

As of September 30, 2025, the Company has contractual commitments for the construction of five dual-fuel ready LR1s, and the purchase and installation of one ballast water treatment system and two mewis ducts, and purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of September 30, 2025, are presented in the Aggregate Contractual Obligations Table below.

INTERNATIONAL SEAWAYS, INC.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 27 unencumbered vessels as of September 30, 2025, and diversified financing sources with debt maturities spread out between 2030 and 2037, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2025 follows:

						Beyond
(Dollars in thousands)	2025	2026	2027	2028	2029	2029	Total
$500 Million Revolving Credit Facility(1)	$718	$2,671	$2,332	$2,000	$1,655	$128	$9,504
$160 Million Revolving Credit Facility(1)	240	898	811	730	161	—	2,840
ECA Credit Facility - floating rate(2)	531	4,118	4,011	3,910	3,798	42,650	59,018
2030 Bonds - fixed rate	—	17,812	17,812	17,813	17,813	267,813	339,063
Ocean Yield Lease Financing - floating rate(3)	262,714	—	—	—	—	—	262,714
BoComm Lease Financing - fixed rate(4)	5,988	23,762	23,762	23,827	23,762	142,272	243,373
Toshin Lease Financing - fixed rate(4)	540	2,160	2,151	2,223	2,052	4,881	14,007
Hyuga Lease Financing - fixed rate(4)	558	2,232	2,232	2,160	2,160	4,256	13,598
Kaiyo Lease Financing - fixed rate(4)	562	2,410	2,214	2,214	2,214	2,127	11,741
Kaisha Lease Financing - fixed rate(4)	563	2,225	2,214	2,214	2,214	2,287	11,717
Operating lease obligations(5)
Time Charter-ins	3,275	2,563	—	—	—	—	5,838
Office and other space	319	1,297	1,250	1,077	1,077	3,678	8,698
Vessel and vessel betterment commitments(6)	42,673	188,480	—	—	—	—	231,153
Total	$318,681	$250,628	$58,789	$58,168	$56,906	$470,092	$1,213,264
(1)	Amounts shown include unused revolver capacity commitment fees.
(2)	Amounts shown include unused commitment fees and contractual interest obligations on $40.8 million of outstanding floating rate debt estimated based on the applicable margin for the ECA Credit Facility of 1.1% plus the effective three-month SOFR rate of 4.06% as of September 30, 2025.
(3)	Amounts shown include contractual interest obligations on $260.8 million of outstanding floating rate debt estimated through November 10, 2025, the date on which the Company’s purchase options will be exercised, based on the applicable margin for the Ocean Yield Lease Financing of 4.05% plus 0.26% of credit adjustment spread and the fixed rate stated in the interest rate swaps (assigned for accounting purposes) of 2.84% on $145.9 million of notional principal amount outstanding. The amounts shown above exclude the impact of the interest rate swaps subsequent to the repayment of the Ocean Yield Lease Financing on November 10, 2025. The Company intends to assign such swaps to other floating rate debt facilities for accounting purposes.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	As of September 30, 2025, the Company had a charter-in commitment for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office and other space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(6)	Represents the Company’s commitments for the purchase and installation of one ballast water treatment system and two mewis duct systems, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of five dual-fuel ready LR1s.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below updates and should be read together with the risk factors in our 2024 Form 10-K:

Risks Related to Legal and Regulatory Matters

An increase in trade protectionism and regulations issued by the United States to impose significant fees on vessels entering a U.S. port where that vessel was constructed in China or is owned or operated by a Chinese entity, and orders issued by China to impose comparable fees on vessels entering a Chinese port where that vessel was not constructed in China and is owned or operated by a United States controlled entity could adversely impact our results of operation, financial condition and cash flows.

Protectionist trade developments, such as increased tariffs on imports, or the perception that they may occur, may have an adverse effect on global economic conditions, and may significantly affect and/or reduce global trade.  Governments may increasingly turn to trade barriers to protect their domestic industries against foreign imports or to retaliate against other governments imposing tariffs, potentially depressing shipping demand.  The United States government has made statements and taken actions that impact U.S. international trade policies, including imposing new tariffs on imports from Canada, Mexico and China, and those and other countries have imposed, or threatened to impose, retaliatory tariffs on imports from the United States.  In addition, the United States issued regulations that became effective on October 14, 2025 that certain vessels that were constructed in China or are owned or operated by a Chinese entity are charged a fee based on their net tonnage upon entering a U.S. port, which fee increases over time. The Company owns 14 vessels that were constructed in China (four of which are below the 55,000 dwt minimum to which the U.S. fees apply), time-charters in one vessel that was constructed in China and bareboat charters in three non-Chinese built vessels from a Chinese financial

INTERNATIONAL SEAWAYS, INC.

institution in a financing leasing arrangement.  We are currently evaluating the effect that these regulations and orders will have on us, including our results of operations and cash flows, and on our industry generally. China issued orders that became effective on the same date as U.S. regulations that imposed comparable fees on certain vessels that were not constructed in China and that are owned or operated by a United States controlled entity (which includes a company formed in the U.S., where the board is comprised of more than 25% U.S. persons or where the company is more than 25% owned by U.S. persons), upon the entry of such vessels to a Chinese port.  While the Chinese order is subject to final interpretation and enforcement, the Company has certain vessels that may be subject to the Chinese order. On November 1, 2025, the United States issued a fact sheet stating that effective on November 10, 2025 the United States would suspend its port fee orders for one year and that China would do the same for its port fee measures. We cannot predict the timing, outcome, or impact of future developments in the U.S., China or other countries’ trade regulations or tariff policy, and any such changes could materially adversely affect our business, financial condition or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three and nine months ended September 30, 2025 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management.

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

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

*10.1

Facilities Agreement dated August 20, 2025, among Seaways LR Holding Corporation, as Borrower, the Registrant, International Seaways Operating Corporation and six subsidiaries of the Borrower, as Guarantors, DNB Capital LLC, as Lender, DNB Markets, Inc., as Arranger, and DNB Bank ASA, New York Branch, as Facility Agent, as K-SURE Agent and as Security Agent.

*10.2

Trust Agreement dated September 23, 2025 between the Registrant and Nordic Trustee AS, as Trustee pursuant to which the Registrant issued $250 million aggregate principal amount of 7.125% senior unsecured bonds due 2030 at an issue price of 100%.

*10.3

Third Amendment dated as of October 7, 2025, among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the Lenders thereto and Nordea Bank Abp, New York Branch, as Administrative Agent to the $750 Million Credit Facility dated as of May 20, 2022, as previously amended.

*10.4

First Amendment dated as of October 7, 2025, among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the Lenders thereto and Nordea Bank Abp, New York Branch, as Administrative Agent to the $160 Million Revolving Credit Agreement dated as of March 10, 2023.

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 6, 2025	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 6, 2025	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer