Form 10-K
period 2025-12-31
International Seaways, Inc.
filed 2026-02-26
CIK 1679049

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $1.8 billion, based on the closing price of $36.48 per share of common stock on the NYSE on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock, as of February 23, 2026: common stock, no par value, 49,427,543 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “INSW”, “we”, “us”, or “our” refer to International Seaways, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, anti-bribery and corruption policy, incentive compensation recoupment policy, and charters of the Audit Committee, Human Resources and Compensation Committee, Sustainability and Safety Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company’s website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;

i

●	the effect of an increase in trade protectionism, including tariffs, and fees on vessels entering U.S. ports that were constructed in China or are owned or operated by a Chinese entity, and fees on vessels entering Chinese ports that were not constructed in China and that are owned or operated by a U.S. controlled entity;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen;
●	the war between Russia and Ukraine could adversely affect INSW’s business;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Amended and Restated Rights Agreement adopted by the Company on April 11, 2023 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;
●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the compliance by shipyards that are constructing the Company’s newbuild vessels with their obligations under the shipbuilding contracts;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;

●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

International Seaways, Inc., a Marshall Islands corporation incorporated in 1999, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag trade. Our vessel operations are organized into two segments: Crude Tankers and Product Carriers. At December 31, 2025, we owned or operated an International Flag fleet of 70 vessels (totaling an aggregate of 8.4 million dwt), consisting of VLCC, Suezmax and Aframax crude tankers, as well as LR2, LR1 and MR product carriers. In addition to our operating fleet of 70 vessels, four dual-fuel ready LR1 newbuilds are contracted for delivery to the Company between the first and third quarters of 2026, bringing the total operating and newbuild fleet to 74 vessels. The Marshall Islands is the principal flag of registry of our vessels. Additional information about our fleet, including its ownership profile, is set forth under “— Fleet Operations — Fleet Summary,” as well as on the Company’s website, www.intlseas.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K.

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

2025 IN REVIEW

In 2025, we recorded another annual period of strong financial results. Shipping revenues and TCE Revenues for 2025 were $843.3 million and $819.6 million, respectively. Approximately 52% of our TCE Revenues were generated from our Crude Tankers segment and 48% from our Product Carriers segment. Income from vessel operations decreased by $109.8 million to $345.4 million in 2025, from $455.2 million in 2024, primarily driven by lower average daily rates across INSW’s Product Carrier sectors. We achieved an Adjusted EBITDA (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition) of $474.7 million in 2025 compared to $583.3 million in 2024.

In addition, we continued to further enhance our strong balance sheet by increasing total liquidity to $723.6 million from $632.2 million at the end of 2024, and ended the year with 44% (i.e., 31 vessels) of our fleet unencumbered, a net loan to value ratio of 12.9%, and a net debt-to-capital ratio of 16.5%. We made approximately $426.1 million in capital investments for vessel and other property purchases, vessel improvements, vessel construction and drydocking. We also returned capital to our shareholders through cash dividends totaling $144.6 million.

During 2025, we continued to focus on (i) maximizing our fleet’s earning potential through safe and reliable operations, opportunistic charter-ins/charter-outs, and sales and purchases of vessels, (ii) building on our track record as a disciplined capital allocator, and (iii) executing transactions that would ultimately unlock the value of our shares to investors.

We executed these goals during 2025 by:

●	Maintaining our fleet optimization program:

o	We sold 12 vessels – one 2010-built VLCC, one 2011-built VLCC, three 2008-built MRs, five 2007-built MRs and two 2006-built LR1s, resulting in net proceeds of approximately $246.3 million after fees and commissions. We recognized total net gains of approximately $42.5 million on these sales.
o	We took delivery of the first two of the six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers under construction in Korea at K Shipbuilding Co., Ltd.’s shipyard.
o	We took delivery of one 2020-built, scrubber-fitted VLCC in November 2025 for a purchase price of $119.0 million.

International Seaways, Inc.

o	We opportunistically locked in $34.9 million of minimum revenues (before reduction for brokerage commissions) on non-cancelable time charters for two Suezmaxes and two MRs with charter expiry dates ranging from October 2025 to November 2026. At December 31, 2025, the remaining future minimum revenues under these charters (approximately $14.6 million), when aggregated with the remaining future minimum revenues (excluding any applicable profit share) under time charters entered into in previous years, totaled approximately $208.7 million.
o	Between December 2025 and February 2026, we entered into agreements to sell one 2007-built MR, four 2008-built MRs, one 2010-built VLCC and one 2012-built VLCC for aggregate proceeds of approximately $216.4 million, net of commissions and fees. The Company expects to close all of these transactions in the first quarter of 2026 and recognize gains from the vessel sales.

●	Building on our track record as a disciplined capital allocator

o	In a cyclical business such as ours, we believe that capital allocation is not a formula embedded in a financial metric but levers that we pull at the right times in the cycle. We have a proven track record of buying vessel assets at appropriate points, while opportunistically renewing our fleet, voluntarily decreasing our leverage and returning a substantial amount of cash to shareholders, throughout the cycle.
o	We paid out $144.6 million in dividends to our shareholders during 2025 and with the dividend declared by our Board of Directors in February 2026, we will have returned over $1.0 billion to our shareholders since 2020 through dividends and share repurchases.

●	Executing a number of liquidity enhancing, deleveraging and financing diversification initiatives, including:

o	We issued $250 million aggregate principal amount of non-amortizing, 7.125% senior unsecured bonds maturing on September 23, 2030 at an issue price of 100%.
o	We exercised our purchase options on six VLCCs that secured the Ocean Yield Lease Financing arrangement. The $257.8 million aggregate purchase price, was paid on November 10, 2025 using the proceeds from our senior unsecured bond issuance. The impact of this transaction is reduced interest expense and the elimination of approximately $22 million in annual mandatory principal payments.
o	We entered into an ECA Credit Facility, consisting of (i) a 12-year term loan facility of up to $239.7 million and (ii) a commercial credit facility of up to $91.9 million, collectively for use in respect of our LR1 newbuilding program at K Shipbuilding Co., Ltd. The 12-year facility combines for a 20-year amortization profile and a blended interest rate of SOFR plus 125 basis points across two tranches.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Sources of Capital,” for further details on these financing transactions.

Finally, during the fourth quarter of 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, we completed the redomiciliation of our vessel-owning subsidiaries and various intermediate holding companies from the Marshall Islands and Liberia to Bermuda. The Company itself remains organized under the laws of the Republic of the Marshall Islands. See “— Income Taxation of the Company — Bermuda Taxation” below for further discussion on the impact of this exercise.

OUR STRATEGY

Our primary objectives are to (i) maintain safe and reliable vessel operations that meet or exceed environmental standards; (ii) actively manage the size, age and composition of our fleet over the course of market cycles to increase investment returns and available capital; (iii) maximize cash flows through management of vessel employment in the spot market through our participation in a number of commercial pools and selective time charters; (iv) defend and grow the market share and profits of our asset light Crude Tankers Lightering business; (v) execute a disciplined yet flexible capital allocation strategy that is aligned with the shipping industry cycles by maintaining a healthy balance sheet in order to use cash flow generation for opportunistic fleet investment, further de-levering that

International Seaways, Inc.

reduces cash break evens and/or interest costs and increases return to shareholders; and (vi) enter into value-creating transactions. The key elements of our strategy are:

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

We currently deploy the majority of our fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy continues to offer significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. As of December 31, 2025, we participated in six commercial pools as our principal means of participation in the spot market— Tankers International (“TI”), Maersk Tankers Suezmax Pool (“MAERSK”), Panamax International (“PI”), Clean Products Tankers Alliance (“CPTA”), Norden Tanker Pool (“NTP”) and Aframax International Pool (“AI”) — each selected for specific expertise in its respective market. Our continued participation in pools allows us to benefit from economies of scale and higher vessel utilization rates.

We plan to continue to complement our spot chartering strategy by selectively employing a portion of our vessels on time charters that provide consistent cash flows. As of December 31, 2025, we had three VLCCs, two Suezmaxes, one Aframax, one LR2 and six MRs on time charters expiring between 2026 and 2030. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

Maintain an appropriate and flexible financial profile.

We seek to maintain a strong balance sheet and prudent financial leverage with sufficient liquidity that positions us to take advantage of attractive strategic opportunities throughout the dynamic tanker cycles of the shipping sector. During 2025, we maintained what we believe to be reasonable financial leverage for the current point in the tanker cycle. As of December 31, 2025, we had total liquidity on a consolidated basis of $723.6 million, comprised of $166.9 million of cash and short-term investments and $556.7 million of remaining undrawn revolver capacity, as well as a Consolidated Net Debt to Assets Value and Consolidated Net Debt to Book Capital ratios of 12.9% and 16.5%, respectively.

Sustainability and governance initiatives

We are committed to fulfilling our mission of transporting energy safely and efficiently to customers around the world using well-maintained assets operated by dedicated crews in a diligent and environmentally sustainable manner. We are aware of our role as a crude and petroleum products transporter in a world gradually transitioning to cleaner energy sources. While we believe that oil will continue to play a significant role in the global energy landscape during this transition, we are committed to supporting and adapting to the shift toward cleaner energy. We welcome and support efforts to increase transparency and to promote investors’ understanding of how we and our industry peers are addressing the climate change-related risks and opportunities particular to our industry. The Company’s governance, strategy, risk management and performance monitoring efforts in this area are evolving and will continue to do so over time. We have disclosed certain information relating to sustainability and governance on our website, including our

International Seaways, Inc.

Sustainability Disclosure Report. The report includes information on how we monitor, manage and perform on material sustainability and governance issues in the face of increasing expectations and regulations. Our Sustainability Disclosure Report may be found on our website at www.intlseas.com and is not incorporated by reference into this Annual Report.

Governance – Our Board of Directors (the “Board”), which had nine members as of December 31, 2025, including seven independent members, has experts in shipping and compliance and engages in regular discussions relating to environmental matters and the Company’s response to related risks and opportunities. During 2024, the Board established a committee of the Board to assist the Board in fulfilling its sustainability oversight responsibilities with respect to Environmental and Social policies, strategies and programs. The Company’s management team, led by the Chief Executive Officer, has the day-to-day responsibility to execute the action plans as approved by the Board.

Strategy – We are committed to sustainability and governance practices as a part of our core culture. To achieve sustainable growth, including reducing fuel cost and enhancing workforce safety, as well as our long-term financial goals, we have taken actions which include:

-	The establishment of a Performance and Sustainability team that is tasked with both educating the organization as well as putting in place programs and initiatives to expand our decarbonization efforts;
-	The continuing implementation of a third-party data collection and analysis platform which allows data to be gathered from our vessels for use in advanced analytics with the aim of reducing our fuel consumption and CO2 and GHG emissions;
-	The inclusion of a sustainability-linked pricing mechanism in both the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility. The mechanism has been certified by an independent, leading firm in sustainability and corporate governance research as meeting sustainability-linked loan principles. The adjustment in pricing will be linked to the carbon efficiency of the INSW fleet as it relates to reductions in CO2 emissions year-over-year, such that it aligns with the IMO’s industry reduction targets in GHG emissions by 2050 (as per the 2023 IMO Strategy on Reduction of GHG Emissions from Ships). This key performance indicator is calculated in a manner consistent with the de-carbonization trajectory outlined in the Poseidon Principles, the global framework by which financial institutions can assess the climate alignment of their ship finance portfolios. The relevant emissions data for our fleet will be reported to the applicable Classification Societies, the IMO and the lenders under our sustainability-linked loan facility. We also intend to make such emissions data publicly available. In addition to this GHG reduction measure, the pricing mechanism in the $500 Million Revolving Credit Facility also includes key performance indicators relating to crew safety and investment by the Company aimed at improving energy efficiency and the reduction of emissions;
-	Participation in ITOPF, the leading not-for-profit marine ship pollution response advisors;
-	Participation in the Marine Anti-Corruption Network, a global business network of over 220 members whose vision is a maritime industry free of corruption that enables fair trade to the benefit of society at large;
-	Membership in the Society for Gas as a Marine Fuel, an organization providing expertise on the use of low and zero carbon marine fuels;
-	Membership on the steering committee of Together in Safety, an industry consortium connecting the maritime sector to improve safety performance;
-	Participation in the North American Marine Environmental Protection Association;
-	Participation as a signatory to the Neptune Declaration on Seafarer Wellbeing and Crew Change, in a worldwide call to action to improve working conditions for seafarers by increasing transparency around mental health, connectivity, shore leave, and work/rest hours;
-	Participation as a signatory to the Gulf of Guinea Declaration on the Suppression of Piracy, which has been signed by more than 500 organizations across the maritime industry and sets out a series of steps to help decrease and end the threat of piracy in the Gulf of Guinea;
-	The installation of Ballast Water Treatment Systems on vessels to comply with all applicable regulations;

International Seaways, Inc.

-	Specific consideration of overall fuel consumption when selecting vessel purchase candidates and ships in our fleet to consider for disposition, in order to reduce our fleet’s contribution to GHG emissions; and
-	Our continued commitment to practice environmentally and socially responsible ship recycling. Stoppage of work until identified unsafe working conditions are rectified and improvements in procedures for materials handling were some of the positive takeaways noted from our most recent recycling projects.

Additionally, we are developing a plan to meet the IMO’s 2050 and interim GHG emissions targets. The pathway to achieve these targets includes short-term, mid-term and long-term components, such as:

-	We have embarked on a significant Fleet Decarbonization Project to enhance and align our sustainability strategy with stakeholder expectations. We are undertaking a comprehensive assessment of the future readiness and decarbonization capabilities of our vessels. This project will set the foundation for a robust formalized transition plan, ensuring that our fleet is well-prepared to meet the demands of any future low-carbon requirements.
-	We completed the construction of our three dual-fuel LNG VLCCs at Daewoo Shipbuilding and Marine Engineering’s shipyard during 2023. We expect these highly efficient tankers to be well suited to adhere to future environmental regulation throughout their life.
-	We have a six vessel dual-fuel ready LR1 newbuild program, with two of the vessels delivered to us in 2025, as discussed in the “2025 in Review” section above.
-	We have installed, and placed a number of additional orders for, energy savings devices such as wake improvement ducts, propellor boss cap fins (PBCFs), and advanced hull coatings which significantly reduce our carbon footprint and adhere to future environmental regulations.
-	We are actively studying, and have begun implementing, other technologies, such as e-fuels and carbon capture, which are not yet mature, or available at scale, but could prove to be an important part of achieving the industry’s decarbonization ambitions and our long-term financial growth.

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

FLEET OPERATIONS

Fleet Summary

As of December 31, 2025, our operating fleet consisted of 70 vessels, 62 of which were owned and eight of which were chartered in (including seven vessels under bareboat charters pursuant to sale and leaseback arrangements which are deemed to be financing arrangements). The Company is subject to purchase obligations for four of the vessels under sale and leaseback financing arrangements at the end of each bareboat charter. See Note 14, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Company’s chartered-in vessel.

International Seaways, Inc.

The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception, as well as any workboats chartered-in by our Crude Tankers Lightering business.

			Total at December 31, 2025
Vessel Fleet and Type	Vessels Owned	Vessels Chartered-in	Number	Total Dwt
Operating Fleet
Crude Tankers
VLCC	9	3	12	3,617,800
Suezmax	13	—	13	2,061,754
Aframax	4	—	4	452,375
Total	26	3	29	6,131,929
Product Carriers
LR2	1	—	1	112,691
LR1	6	1	7	519,941
MR	29	4	33	1,658,013
Total	36	5	41	2,290,645
Total Owned and Operated Fleet	62	8	70	8,422,574
Newbuild Fleet
LR1	4	—	4	297,600
Total Newbuild Fleet	4	—	4	297,600

Total Operating and Newbuild Fleet	66	8	74	8,720,174

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

For additional information regarding the Company’s two reportable segments for the three years ended December 31, 2025, see Note 4, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

International Seaways, Inc.

The table below summarizes the pool deployment of our conventional tanker fleet as of December 31, 2025:

Apx No of vessels in pool	INSW vessels in pool	Pool co-owned by INSW
TANKERS INTERNATIONAL	One of the largest VLCC pools in the world.	**27**	**9**	
MAERSK TANKERS	Leading commercial manager of Suezmax, Aframax & Panamax vessels	**17** *(Suez. only)*	**11**	
Aframax International	A pool established in the fourth quarter of 2023 with the goal of leveraging existing relationships and emerging trades in the Americas	**6**	**3**	
PI Panamax International	Specializes in Panamax/LR1 vessels in South America trade lanes	**25**	**7**	
CPT Alliance	One of the largest clean product pools	**22**	**12**	
NORDEN	Norden Product Pool, one of the largest product tanker operators in the world	**83**	**15**	
	Total	**180**	**57**

Tankers International 2026 Update

In January 2026, the Company purchased CMB.Tech’s 50% equity interest in Tankers (UK) Agencies Limited (“TUKA”). The transaction resulted in INSW holding a 100% equity interest in TUKA. TUKA serves as the commercial manager for Tankers International Limited (“TIL”), which is the Tankers International pool company.

As part of this transaction, TIL has extended its coverage beyond the VLCC market to include Suezmax vessels in a new Suezmax pool. With the formation of this new Suezmax pool, we will add our Suezmax vessels that participated in the MAERSK Tankers pool to TIL’s long-standing platform. The expansion allows Tankers International to support its charterers and partners with a more diverse group of assets, improving operational efficiency and accessing a broader cargo base across crude transportation markets.

Spot Market

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 82% of the Company’s aggregate TCE revenues in 2025 compared to 86% in 2024. Accordingly, the Company’s shipping revenues are

International Seaways, Inc.

significantly affected by the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

Time Charter Market

Time charters constituted 18% and 14% of the Company’s TCE revenues in 2025 and 2024, respectively. As of December 31, 2025, we had three VLCCs, two Suezmaxes, one Aframax, one LR2 and six MRs deployed on non-cancelable time charters expiring between March 2026 and April 2030. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General,” for further information on the future minimum revenues, before reduction for brokerage commissions, expected to be received on our non-cancelable time charters.

Technical Management

We have two outsourced third-party technical managers. The managers supervise the technical management of our vessels and the integrity of our operations to ensure industry leading safety, compliance, environmental protection and service quality. We retain a pool of well-trained seafarers to serve on our vessels. We continue to hire the crew, through our technical managers acting as agents on our behalf.

In addition to regular maintenance and repair, crews onboard each vessel and shoreside personnel must ensure that the vessels in the Company’s fleet meet or exceed regulatory standards established by organizations such as the IMO and the U.S. Coast Guard.

HUMAN CAPITAL MANAGEMENT AND EMPLOYEES

As of December 31, 2025, we had 2,763 employees comprised of 2,697 seafarers employed on our fleet and 66 shoreside staff.

We believe a commitment to and investment in human capital management helps us build competitive advantage and furthers our long-term success. Our highly skilled seafarers and shoreside employees are the foundation of everything that we do and the embodiment of our “do the right thing” culture. We depend on our workforce to provide superior service and to ensure our vessels are operated safely and securely. Our seafarers are hired through the technical managers acting as agent for the individual ship owning companies, each of which is a subsidiary of INSW. All of the seafarers onboard our vessels are represented by collective bargaining agreements. We consider our seafarers and union relationships to be strong.

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

International Seaways, Inc.

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

Succession Planning

Our Board of Directors believe that planning for succession is an important function. We continually strive to foster the professional development of management and team members. We continue to invest in developing a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management, including our CEO.

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

Our Board of Directors and executive management team each represent a broad spectrum of backgrounds and perspectives. We believe that our nine member Board of Directors and our seven member executive leadership team are varied by ethnic heritage, non-U.S. place of birth, or gender and reflect our ongoing commitment to hiring, developing, and retaining talent from different backgrounds.

	As of December 31, 2025
	Female	Male
Shoreside Employees	26	40
Seafarers(a)	3	2,694
Total Employees	29	2,734

	As of December 31, 2025
	Female	Male
Board of Directors(b)	3	6
Non-Director Senior Management	—	5
Non-Director Senior Management Direct Reports	25	35
(a)	Excludes eight female cadets that began training on vessels in our fleet during 2025.
(b)	Includes our CEO who is also a member of the Board of Directors

We recognize the need to address two labor challenges in the seagoing workforce – a chronic shortage of qualified seafarers and gender representation in our industry. We take pride in the wide range of nationalities represented among our seafarers and we acknowledge that our crews are almost entirely male. This gender disparity is not unique to our company but prevalent across the broader shipping industry, as only 2% of the crewing population is female, the majority of whom sail in the cruise and leisure segments. We are committed to overcoming hurdles to women’s career opportunities at sea, ensuring safety, and fostering an

International Seaways, Inc.

environment in which all people can thrive, and in doing so, we expand the pool of available and capable individuals to sail on our ships.

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

Our commitment to safety also extends to our continued response to changes in how we work and collaborate shoreside. In 2025, we have maintained the hybrid work schedule introduced in 2022, taking into account collaboration, convenience and work-life balance for our shoreside employees.

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

International Seaways, Inc.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. In December 2015, the United Nations Framework Convention on Climate Change (“UNFCCC”) forged a new international framework (the “Paris Agreement”) that became effective in November 2016, after it had been ratified by a sufficient number of countries. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries assessed their collective programs toward achieving the goals of the Paris Agreement in 2023 and agreed to reassess such programs every five years thereafter, referred to as the global stock take, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement. The United States rejoined the Paris Agreement in February 2021, and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level target of 50-52% reduction from 2005 levels in economy wide net GHG pollution by 2030. However, in January 2025, President Trump directed the United States to withdraw from the Paris Agreement by an Executive Order. Following the completion of a one-year waiting period, January 2026 marked the official withdrawal of the United States from the Paris Agreement. In November 2021, at UNFCCC’s COP26 in Glasgow, new initiatives to incorporate shipping in the climate change framework were proposed. These proposals remain either voluntary among countries or represent efforts towards building consensus for further work within the maritime industry. In particular, at COP26, a coalition of 19 countries including the United Kingdom and the United States signed the Clydebank Declaration to support and facilitate the establishment of at least six green shipping corridors – zero emission maritime routes between two or more ports -- by 2025, with a view toward increasing the number of green corridors over the longer term. The Declaration noted that voluntary participation by operators would be essential. The October 2024 Annual Progress Report on Green Shipping Corridors reported that, 62 green corridor initiatives had been announced, six of which had moved to the preparation stage. As of October 2025, this number had increased to 84 active initiatives with four initiatives at realization stage, 12 at preparation stage, 24 at initiation stage and 44 at exploration stage.

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

International Seaways, Inc.

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

MEPC met twice in 2025 – in April for a regularly scheduled meeting and in October for an extraordinary session. These meetings were focused on adopting a set of legislative packages aimed at codifying the technical and economic measures needed to advance the IMO’s GHG strategy. During the April session, MEPC approved a draft net-zero framework as amendments to Annex VI of MARPOL. During the October meeting, convened to consider formal adoption of draft amendments to the framework, there was a lack of consensus around the technical and economic measures. Several nations, including the United States, strenuously objected to the proposals under consideration. MEPC elected to defer debate for one year to allow more time for debate and development. Another extraordinary session is expected in October 2026. The outcome of the coming year’s work and the October 2026 meeting is unclear and the likelihood of adoption remains uncertain.

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

International Seaways, Inc.

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

In the United States, pursuant to U.S. Supreme Court decisions in 2007 and 2014, the U.S. Environmental Protection Agency (“EPA”) has authority to regulate GHG emissions under the U.S. Clean Air Act. Although the EPA has promulgated certain regulations relating to GHG emissions, to date the regulations proposed and enacted by the EPA have not involved ocean-going vessels. The EPA does participate in the U.S. delegation to the IMO and U.S. government, under the current administration, is not participating in international efforts to control GHG emissions, including the IMO’s.

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

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territory, including the territorial waters (and in the exclusive economic zone under the 1992 Protocol) of a contracting state by discharge of persistent oil, subject to certain complete defenses. Both instruments apply to all seagoing vessels carrying oil in bulk as cargo. These instruments also limit the liability of the shipowner under certain circumstances. As these instruments calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 30, 2026 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “U.S. Environmental and Safety Regulations and Standards - Liability Standards and Limits” below.

Under the 1969 Convention, except where the pollution damage resulted from the actual fault or privity of the owner, its liability is limited to $184 per ton of the vessel’s tonnage, with a maximum liability of $19.3 million. Under the 1992 Protocol, the liability of the owner is limited to $4.1 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $622 per gross ton thereafter, with a maximum liability of $82.5 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.2 million plus $872 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, with a maximum liability of $124 million subject to the exceptions discussed above for the 1992 Protocol.

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

International Seaways, Inc.

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

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”) sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds from tankers. Under Annex VI, the global cap on the sulfur content of fuel oil is currently 0.50% and the sulfur content of fuel oil for vessels operating in designated Emission Control Areas (“ECAs”) is 0.1%. The IMO designated ECAs in the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). More recently, ECAs were adopted for the Mediterranean Sea in 2024 and the Canadian Arctic and Norwegian Sea in 2025. In addition, a North-East Atlantic ECA was approved in 2025 but not yet implemented. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are “responsible parties” who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. On December 23, 2022, USCG issued a final rule, effective March 23, 2023, increasing the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull to the greater of $2,500 per gross ton or approximately $21.5 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, to the greater of $1,300 per gross ton or approximately $1.1 million per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels that carry hazardous substance as cargo or residue.

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

The current VGP identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. In December 2018 Congress enacted the Frank LoBiondo Coast Guard Authorization Act of 2018, which included the Vessel Incidental Discharge Act (“VIDA”). VIDA reduces the scope of the VGP and is expected to align state and local discharge standards with federal standards. Under VIDA, the EPA was designated the government agency responsible for establishing national standards of performance for U.S. ballast water regulations, and the USCG was assigned the responsibility for implementing, monitoring and enforcing those standards pursuant to regulations to be developed. In September 2024, the EPA finalized the performance standards, giving the USCG two years to develop implementation, compliance, and enforcement regulations. Once the USCG publishes corresponding implementing regulations under VIDA (anticipated in November 2026), the discharge of ballast water in the navigable waters of the United States will no longer be subject to the VGP and states will generally be preempted from establishing more stringent discharge standards. In the interim, the current VGP and USCG regulations remain in effect.

International Seaways, Inc.

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

The current VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, California has adopted extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters.

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

Fuel used by all vessels operating in the North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, cannot exceed 0.1% sulfur. The Company believes that its vessels are in compliance with the current requirements of the ECAs. If other ECAs, such as the North-East Atlantic ECA, are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where INSW operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to INSW’s consolidated financial statements.

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

International Seaways, Inc.

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

At the same time that states such as California and New York are taking steps to implement more stringent environmental regulations, the U.S. EPA under the current administration has taken steps to reconsider many rules and regulations, specially under the CAA. Both federal reconsideration and state level regulations regarding air emissions (including GHGs) have been and likely will continue to be subject to ongoing legal challenges in the U.S. which may delay implementation or enforcement of such rules. Although a reduction in emission standards and reporting obligations in the U.S. may be possible at the federal level in the short-term, with changing administrations and increased regulation by certain states, including California and New York, it is likely that regulation of air emissions in the United States will increase over time.

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

International Seaways, Inc.

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

In 2025 and prior years, INSW was exempt from taxation on its U.S. source shipping income under Section 883 of the Code and the corresponding Treasury regulations. For 2026 and future years, INSW will need to evaluate its qualification for exemption under Section 883 and there can be no assurance that INSW will continue to qualify for the exemption. Our qualification for the exemption under Section 883 is described in more detail under “Risk Factors — Risks Related to Legal and Regulatory Matters — We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.” To the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

To the extent the Company (a) has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income, and (b) substantially all of the Company’s U.S. source shipping income is attributable to regularly scheduled

International Seaways, Inc.

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

Global Minimum Tax

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued Model Rules for implementation of a 15% minimum tax for multinational enterprises as part of its initiative intended to address the tax challenges arising from globalization. A number of countries have adopted the OECD’s minimum tax rules and have implemented these rules or local versions of these rules effective January 1, 2024 or later. As currently enacted, the Pillar Two Model Rules did not have a material impact on the Company’s consolidated financial statements in 2025; however, beginning in September 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, the Company began the process of changing the domicile of its international shipping income generating vessel-owning subsidiaries and various intermediate parent holding companies under International Seaways, Inc. from the Marshall Islands and Liberia to Bermuda. The redomiciliation process was completed in December 2025. The Company itself remains organized under the laws of the Republic of the Marshall Islands.

Bermuda Income Taxation

Under Bermuda’s Corporate Income Tax Act 2023 (“the Bermuda Act”), the corporate income tax will be determined based on a statutory tax rate of 15% effective for fiscal years beginning on or after January 1, 2025. The corporate income tax will apply only to Bermuda tax resident businesses that are part of multinational enterprise groups with €750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the year in question. The Bermuda Act provides for an international shipping income exclusion. In order for a Bermuda entity’s international shipping income to qualify for the exclusion, the entity must demonstrate that the strategic or commercial management of all ships concerned is effectively carried on from or within Bermuda. The Company believes its subsidiaries that were redomiciled to Bermuda between September and December 2025 met the necessary requirements to qualify for the international shipping income exclusion during that period.

See Note 10, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information.

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

Risks Related to Our Industry

International Seaways, Inc.

●	The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.
●	The market value of vessels fluctuates significantly, which could adversely affect INSW’s liquidity or otherwise adversely affect its financial condition.
●	Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.
●	Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built vessels, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.
●	Shipping is a business with inherent risks, and INSW’s insurance may not be adequate to cover its losses.
●	Counterparty credit risk and constraints on capital availability may adversely affect INSW’s business.
●	The state of the global financial markets may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.
●	INSW conducts its operations internationally, which subjects it to changing economic, political and governmental conditions that may adversely affect its business.
●	Acts of piracy on ocean-going vessels, terrorist attacks and international hostilities and instability, including attacks against merchant vessels in the Red Sea and the Gulf of Aden by Iran–backed Houthi militants in Yemen, could adversely affect the Company’s business.
●	The war between Russia and Ukraine could adversely affect INSW’s business.
●	Public health threats could adversely affect INSW’s business.

Risks Related to Our Company

●	INSW has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect INSW’s ability to fulfill its obligations under that indebtedness.
●	The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.
●	INSW is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.
●	The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain its vessels, which depend on additional financing.
●	The Company depends on third-party service providers for technical and commercial management of its fleet.
●	INSW’s business depends on voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.
●	INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.
●	Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.
●	INSW may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.
●	The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.
●	Operational costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events related to secondhand vessels and the consolidation of suppliers.
●	The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.
●	The Company may face unexpected drydock costs for its vessels.
●	Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.
●	The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as security breaches and computer viruses, affecting INSW’s IT systems and those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in unintended disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, and cause losses.
●	INSW’s revenues are subject to seasonal variations.

International Seaways, Inc.

●	Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.

Risks Related to Legal and Regulatory Matters

●	Climate change and greenhouse emissions may adversely affect our operating results.
●	Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our sustainability and governance policies may impose additional costs on us or expose us to additional risks.
●	Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases (“GHGs”), may adversely affect INSW’s business.
●	The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.
●	The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the United States (“U.S.”), the UN, the United Kingdom, or the EU, which could negatively affect the trading price of the Company’s common shares.
●	An increase in trade protectionism and regulations issued by the United States to impose significant fees on vessels entering a U.S. port where that vessel was constructed in China or owned or operated by a Chinese entity , and orders issued by China to impose comparable fees on vessels entering a Chinese port where that vessel was not constructed in China and is owned or operated by a United States controlled entity could adversely impact our results of operation, financial condition and cash flows.
●	The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.
●	Maritime claimants could arrest INSW’s vessels, which could interrupt cash flows.
●	Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operation and available cash.
●	We may be subject to U.S. federal income tax on U.S. source shipping income, which could reduce our net income and cash flows.
●	U.S. tax authorities could treat us as a “passive foreign investment company”, which could have adverse U.S. federal income tax consequences to U.S. shareholders.
●	Pending and future tax law changes may result in significant additional taxes to us.

Risks Related to the Common Stock

●	We are incorporated in the Marshall Islands, which may have fewer rights and protections for shareholders than under a typical jurisdiction in the United States.
●	It may be difficult to serve process on or enforce a United States judgment against us, our officers and our directors because we are a foreign corporation.
●	The market price of the Company’s securities may fluctuate significantly.
●	Our Amended and Restated Rights Plan may discourage, delay or prevent a change of control of the Company or changes to our management and, therefore, depress the market price of our Common Stock.
●	Future offerings of debt or equity securities by the Company may materially adversely affect the share price, and future capitalization measures could lead to substantial dilution of existing shareholders’ interests in the Company.
●	INSW may not continue to pay cash dividends on its Common Stock.

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

INSW depends on short duration, or “spot,” charters, for a significant portion of its revenues, which exposes INSW to fluctuations in market conditions. In the years ended December 31, 2025, 2024 and 2023, INSW derived approximately 82%, 86% and 91%, respectively, of its TCE revenues in the spot market. The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels

International Seaways, Inc.

or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in INSW’s quarterly results and cash flows, and the Company’s ability to remain in compliance with financial covenants in its credit facilities. See “—The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities, term loans and certain vessel charters.” Furthermore, recent geopolitical instability and weather conditions have significantly benefitted the Company’s financial results by increasing tanker demand in 2023 and 2024. This increased demand remained at an elevated level in 2025. There can be no certainty as to when such geopolitical instability and weather conditions will normalize, and any such normalization could cause tanker rates to decline significantly.

Factors influencing the demand for tanker capacity include:

●	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
●	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
●	regional availability of refining capacity and inventories;
●	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
●	weather and natural disasters;
●	international sanctions, embargoes, import and export restrictions or nationalizations and wars, including the current Russia – Ukraine war, attacks by Iran – backed Houthi militants based in Yemen and heightened U.S. sanctions-enforcement activity in Venezuela;
●	developments in international trade generally;
●	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
●	environmental and other legal and regulatory developments and concerns;
●	government subsidies of shipbuilding;
●	construction or expansion of new or existing pipelines or railways; and
●	competition from alternative sources of energy.

Factors influencing the supply of vessel capacity include:

●	the number of newbuilding deliveries;
●	the recycling rate of older vessels;
●	environmental and maritime regulations;
●	the number of vessels being used for storage or as FSO service vessels;
●	the number of vessels that are removed from service;
●	changes in the number of vessels ceasing to comply with sanctions imposed by the U.S., the UK and the EU, which changes either decrease or increase the number of vessels that participate in sanctions compliant trading;
●	availability and pricing of other energy sources for which tankers can be used or to which construction capacity may be dedicated; and
●	port or canal congestion and weather delays.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled, available capacity in that class will increase. The newbuilding order book of all classes of tankers (representing vessels in various stages of planning or construction that will be delivered in the future) equaled approximately 17%, 14% and 7% as of each of December 31, 2025, 2024 and 2023.

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

During the second half of 2025, tanker values increased, primarily because of higher TCE rates (resulting in part from geopolitical conditions) and limited shipyard capacity to construct tankers because of orders for other categories of vessels such as bulk carriers, container ships and LNG carriers. If INSW sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, INSW will incur a loss on the sale and a reduction in earnings and surplus. Declines in the values of the Company’s vessels could adversely affect the Company’s compliance with its loan covenants.

Declines in charter rates and other market deterioration could cause INSW to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amounts of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including with respect to future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. The Company did not record any vessel impairment charges during 2025.

Changes in the worldwide supply of vessels or an expansion of the capacity of newly-built tankers, without a commensurate shift in demand for such vessels, may cause spot charter rates to increase or decline, affecting INSW’s revenues, profitability and cash flows, and the value of its vessels.

Changes in vessel supply have historically been a driver of both spot market rates and the overall cyclicality of the maritime industry. When the number of new ships of a particular class delivered exceeds the number of vessels of that class being recycled over a period, available capacity in that class increases. Although vessel recycling levels over any particular period will depend on various factors, including charter rates and recycling prices, the newbuilding order book (i.e., vessels in various stages of planning or construction that will be delivered in the future) represented approximately 17% and 14% of the existing world tanker fleet as of each of December 31, 2025 and 2024. In addition, if newly built tankers have more capacity than the tankers being recycled or otherwise removed from the active world fleet, overall tanker capacity will expand. Supply is also affected by the number of tankers being used for floating storage (which are thus not available to transport crude oil or petroleum products). Although currently only a relatively small percentage of the world tanker fleet is being used for storage at sea, that percentage varies over time, and is affected by expectations of changes in the price of oil and petroleum products, with vessel use generally increasing when prices are expected to increase more than storage costs and generally decreasing when they are not. Any of these factors may cause both spot charter rates and the value of the INSW’s vessels to fluctuate, and may have a material adverse effect on our revenues, profitability, cash flows and financial condition.

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

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

●	regional or local economic downturns;
●	changes in governmental policy or regulation;
●	restrictions on the transfer of funds into or out of countries in which INSW or its customers operate;
●	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;
●	trade relations with foreign countries in which INSW’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;
●	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of INSW’s activities in a particular location;
●	difficulty in enforcing contractual obligations in non-U.S. jurisdictions and the collection of accounts receivable from foreign accounts;
●	different regulatory regimes in the various countries in which INSW operates;
●	inadequate intellectual property protection in foreign countries;
●	the difficulties and increased expenses in complying with multiple and potentially conflicting U.S. and foreign laws, regulations, security rules, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;
●	import and export duties and quotas;
●	demands for improper payments from port officials or other government officials;
●	U.S. and foreign customs, tariffs and taxes;
●	currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;
●	international incidents;
●	transportation delays or interruptions;
●	local conflicts, acts of war, terrorist attacks or military conflicts;
●	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;
●	the imposition of taxes or fees by flag states, port states and jurisdictions in which INSW or its subsidiaries are incorporated or where its vessels operate; and
●	expropriation of INSW’s vessels.

International Seaways, Inc.

The occurrence of any such event could have a material adverse effect on the Company’s business.

Additionally, protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Governments may turn to trade barriers to protect their domestic industries against foreign imports, or to retaliate against other governments imposing tariffs, potentially depressing shipping demand. The United States government has made statements and taken actions that impact U.S. international trade policies, including imposing new tariffs on imports from Canada, Mexico and China, and those and other countries have imposed, or threatened to impose, retaliatory tariffs on imports from the United States. In particular, shifts in trade regulations or port-related regulatory actions in China and the United States, including changes to port fee structures, can create uncertainty around voyage costs and operational planning. We cannot predict the timing, outcome, or impact of future developments in the U.S., China or other countries’ trade regulations or tariff policy, and any such changes could materially adversely affect our business, financial condition or results of operations. Increasing trade protectionism may cause an increase in the cost of goods exported from regions globally, particularly the Asia-Pacific region and the risks associated with exporting goods, which may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs. Further, increased tensions may adversely affect oil demand, which would have an adverse effect on shipping rates.

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

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters. In addition, INSW operates in a sector of the economy that is likely to be adversely impacted by the effect of political instability, terrorist or other attacks, war or international hostilities. Political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region, in the Black Sea in connection with the war between Russia and Ukraine and in the Red Sea and the Gulf of Aden in connection with the Israel/Gaza conflict resulting from attacks by Iran-backed Houthi militants based in Yemen, respectively. Political tensions and heightened sanctions enforcement in other oil‑producing regions, such as Venezuela, may also contribute to volatility in global oil markets and pose additional risks to maritime operations. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which have a material adverse effect on INSW’s business, financial condition, results of operations and cash flows.

In April 2019, Iran publicly threatened that it would interrupt the flow of oil through the Straits of Hormuz, the entrance to the Arabian Gulf. Commencing in May 2019, several vessels in the Arabian Gulf have been attacked, which attacks the United States has attributed to Iranian forces, and at least two vessels have been seized by Iran. Further the war between Russia and Ukraine and the

International Seaways, Inc.

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

The threat of pirate attacks on seagoing vessels remains, particularly off the west coast of Africa, the Gulf of Aden and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

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

As of December 31, 2025, INSW had approximately $567 million of outstanding indebtedness (including finance lease obligations), net of deferred finance costs. INSW’s substantial indebtedness and interest expense could have important consequences, including:

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

International Seaways, Inc.

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

The Company’s $500 Million Revolving Credit Facility and $160 Million Revolving Credit Facility contain customary representations, warranties, restrictions and covenants including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.60 to 1.00 at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current portion of Consolidated Indebtedness); and (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels under each facility will not be less than 135% of the aggregate outstanding principal amount of each facility. Certain of the Company’s other debt agreements, and its lease financing arrangements also contain similar financial covenants.

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

International Seaways, Inc.

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

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points in the tanker cycle. The Company currently has newbuilding construction contracts for the purchase of four dual fuel LNG ready LR1s, which are scheduled to be delivered between the first and third quarters of 2026 (in addition to two dual fuel LNG ready LR1s which were delivered in September and October 2025). These contracts provide for installment payments of the purchase price to be made by the Company as the vessels are being built. If the Company is unable to fulfill its obligations under such contracts, the shipyard constructing such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

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

International Seaways, Inc.

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

Voyage charters, including vessels operating in commercial pools that predominantly operate in the spot market, constituted 82% of INSW’s aggregate TCE revenues in the year ended December 31, 2025, 86% in 2024 and 91% in 2023. Accordingly, INSW’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. The successful operation of INSW’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. If spot charter rates decline in the future, then INSW may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, INSW will generally experience delays in realizing the benefits from or experiencing the detriments of those changes. See also Item 1, “Business — Fleet Operations — Commercial Management.”

INSW may not be able to renew Time Charters when they expire or enter into new Time Charters.

INSW’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2025, INSW employed 13 of its vessels on time charters, with expiration dates ranging between March 2026 and April 2030. The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If, upon expiration of the existing time charters, INSW is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, INSW’s relationship with any of the commercial pools in which it participates could adversely affect its business.

As of December 31, 2025, nine of the Company’s 12 VLCCs participate in the TI pool; 11 of its 13 Suezmaxes participate in the Maersk Tankers pool; three of the Company’s four Aframaxes participate in the Aframax International pool; all seven of its LR1s participate in the PI pool; and 27 of the 33 MRs participate in the CPTA pool or NTP pool. INSW’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools (including as a result of changes adopted in conjunction with the implementation of the EU Emission Trading System), decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

International Seaways, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2025, the weighted average age of the Company’s total owned and operated fleet was 10.9 years (which excludes the four remaining dual fuel LNG ready LR1s currently under construction and contracted for delivery to the

International Seaways, Inc.

Company by the third quarter of 2026). In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Accordingly, it is likely that the operating costs of INSW’s currently operated vessels will rise as the age of the Company’s fleet increases. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require INSW to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the international conventions of which that country is a member. If a Classification Society requires the Company to add equipment, INSW may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit INSW to operate its older vessels profitably even if those vessels remain operational. If a vessel in INSW’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports until its class is restored or such failure is remedied. This would negatively impact the Company’s results of operation.

In addition, the Company’s fleet includes a number of vessels purchased in the secondhand market or otherwise acquired after they have been constructed. While the Company typically inspects secondhand vessels before it purchases or otherwise acquires them, those inspections do not necessarily provide INSW with the same level of knowledge about those vessels’ condition that INSW would have had if these vessels had been built for and operated exclusively by it. The Company may not discover defects or other problems with such vessels before purchase, which may lead to expensive, unanticipated repairs, and could even result in accidents or other incidents for which the Company could be liable.

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

International Seaways, Inc.

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

The Company stores, processes, maintains, and transmits confidential information through information technology (“IT”) systems. Cybersecurity issues, such as data breaches and computer malware, affecting INSW’s IT systems or those of its third-party vendors, suppliers or counterparties, could disrupt INSW’s business, result in the unintended disclosure or misuse of confidential or proprietary information, disruption in regular business operations, damage its reputation, increase its costs, and cause losses.

The Company collects, stores and transmits sensitive and business critical data, including its own proprietary business information and that of its counterparties, and personally identifiable information of counterparties and employees, using both its own IT systems and those of third-party vendors. In addition, the Company relies on the transmission of similarly sensitive data from the Company’s third-party suppliers and vendors. The safe storage, accurate processing, timely availability and secure transmission of this information is critical to INSW’s operations. The Company’s dependency on IT systems includes accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, vessel operations, customer service, banking, payroll and messaging systems. The Company’s IT infrastructure, or those of its customers or third-party vendors, suppliers or counterparties, are vulnerable to data breaches, computer malware, and other security problems as well as failures caused by the occurrence of natural disasters or other unexpected problems. Many companies, including companies in the shipping industry, have increasingly reported breaches in the security of their information technology systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Company has experienced attempted attacks on its email system to obtain unauthorized access to confidential information.

International Seaways, Inc.

The Company may be required to spend significant capital and other resources to further protect itself and its systems against threats of security breaches and computer malware, or to alleviate problems caused by security breaches or malware. Security breaches and malware could also expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of INSW’s third-party vendors, suppliers or counterparties to prevent security breaches) could also cause existing clients to lose confidence in the Company’s IT systems and could adversely affect INSW’s reputation, cause losses to INSW or our customers, damage our brand, and increase our costs. In order to mitigate the financial impact of any losses arising from security breaches or computer malware, the Company has purchased insurance that covers losses arising from such breaches or malware, including data recovery, extortion, ransomware and business interruption.

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

International Seaways, Inc.

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

International Seaways, Inc.

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

Ballast Water

Certain of the Company’s vessels are subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though those vessels have obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG, (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meet certain other requirements will be entitled to “low enforcement priority”. While INSW believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on INSW. Further, it is anticipated that in November 2026 the USCG will implement regulations under VIDA at which time the discharge of ballast water in the navigable waters of the United States will no longer be subject to the VGP. See Item 1, “Business —Environmental and Security Matters Relating to Bulk Shipping.”

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

International Seaways, Inc.

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

Protectionist trade developments, such as increased tariffs on imports, or the perception that they may occur, may have an adverse effect on global economic conditions, and may significantly affect and/or reduce global trade. Governments may increasingly turn to trade barriers to protect their domestic industries against foreign imports or to retaliate against other governments imposing tariffs, potentially depressing shipping demand. The United States government has made statements and taken actions that impact U.S. international trade policies, including imposing new tariffs on imports from Canada, Mexico and China, and those and other countries have imposed, or threatened to impose, retaliatory tariffs on imports from the United States. In addition, the United States issued regulations in October 2025 that certain vessels that were constructed in China or operated by a Chinese entity are charged a fee based on their net tonnage upon entering a U.S. port, which fee increases over time. The Company currently owns 13 vessels that were constructed in China (four of which are below the 55,000 dwt minimum to which the U.S. fees apply), time charters in one vessel that was constructed in China and bareboat charters in three non-Chinese built vessels from a Chinese financial institution in a financing leasing arrangement. China issued orders that became effective at the same time as the United States regulations that imposed comparable fees on certain vessels that were not constructed in China and that are owned or operated by a United States controlled entity (which includes a company formed in the U.S., where the board is composed of more than 25% U.S. persons or where the company is more than 25% owned by U.S. persons), upon the entry of such vessels to a Chinese port. While the Chinese order is subject to final interpretation and enforcement, the Company has certain vessels that may be subject to the Chinese order. On November 10, 2025, the United States and China each suspended its port fee orders for one year. We cannot predict the timing, outcome, or impact of future developments in the U.S., China or other countries’ trade regulations or tariff policy, including whether the suspension of port fees will terminate earlier than the one-year period or will be extended, and any such changes could materially adversely affect our business, financial condition or results of operations.

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

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to INSW’s insurance costs, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings” in this Annual Report on Form 10-K and Note 18, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

International Seaways, Inc.

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

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax. We will qualify for the Section 883 exemption for 2026 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own in the aggregate 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in 2025 and any other future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

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

International Seaways, Inc.

Pending and future tax law changes may result in significant additional taxes to us.

Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control and may result in significant additional taxes to us. For example, various governments and organizations such as the EU and Organization for Economic Co-operation Development (or the OECD) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. In January 2019, the OECD announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars”. Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. The Pillar Two Model Rules are designed to ensure that large multinational enterprises (MNEs) that have annual revenues of €750 million or more in at least two of the four fiscal years immediately preceding the tested fiscal year pay a minimum level of tax on the income arising in each jurisdiction where they operate. In October 2021, more than 130 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. The framework calls for law enactment by OECD and G20 members in 2022 to take effect in 2024 and 2025. Qualifying International Shipping Income is exempt from many aspects of this framework if the exemption requirements are satisfied. As currently drafted, the exemption requirements are limited to the extent strategic and/or commercial management of ships are carried on from within the jurisdiction in which the ship owning and revenue generating entity is domiciled. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules, which are generally consistent with the agreement reached by the framework in October 2021. On December 12, 2022, the EU member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on MNEs with revenues of at least €750 million, which became effective in 2024. A number of countries have adopted the OECD’s minimum tax rules and have implemented these rules or local versions of these rules effective January 1, 2024. None of the Company’s subsidiaries were domiciled in such jurisdictions as of December 31, 2024, however. these laws as enacted and implemented could result in additional tax imposed on us or our subsidiaries if we or our subsidiaries decide to do business from such jurisdictions in the future.

Following a redomiciliation effort that began in September 2025, as of December 31, 2025, all of the Company’s vessel owning subsidiaries and certain intermediate holding company subsidiaries are domiciled in Bermuda. Bermuda has adopted Pillar Two–aligned domestic corporate income tax rules under the Bermuda Corporate Income Tax Act 2023 (the “ Bermuda CIT Act”), effective for fiscal years beginning on or after January 1, 2025. The Bermuda CIT Act is closely aligned with the OECD Pillar Two Model Rules and generally imposes a 15% corporate income tax on Bermuda constituent entities (as defined in the Bermuda CIT Act) that are part of an in‑scope multinational enterprise group. Although the Bermuda CIT Act provides an exclusion for Qualifying International Shipping Income that is substantially similar to the exclusion under the Pillar Two Model Rules, the availability of such exclusion depends on satisfaction of detailed substance-based requirements, including that the strategic or commercial management of vessels is effectively carried on from within Bermuda. Additionally, Bermuda does not impose a separate “top‑up” tax under the Pillar Two framework, which could lead to other countries in which we operate or may operate in the future to seek to impose additional tax on our income if they determine that the Qualifying International Shipping Income exclusion is unavailable or improperly applied. While we currently believe that our shipping income is expected to qualify for this Qualifying International Shipping Income exclusion, there can be no assurance that tax authorities will not challenge our satisfaction of the applicable requirements, that future guidance will not interpret the exclusion more narrowly, or that all of our income streams will continue to qualify. Any such challenge, change in interpretation, or failure to satisfy the applicable requirements could result in additional tax liabilities, increased compliance obligations, or adverse effects on our results of operations.

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

International Seaways, Inc.

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

We are a corporation formed in the Republic of the Marshall Islands. In addition, a substantial portion of our assets are located outside of the United States, principally in Bermuda. As a result, you may have difficulty serving legal process within the United States upon us. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in U.S. courts against us or our directors and officers, including in actions based upon the civil liability provisions of U.S. federal or state securities laws. Furthermore, there is substantial doubt that the courts of the Republic of the Marshall Islands or of the non-U.S. jurisdictions in which our offices are located would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

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

International Seaways, Inc.

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

Notwithstanding the foregoing advantages provided by the Amended and Restated Rights Plan to the interests of all stockholders, the Amended and Restated Rights Plan, while in effect, may depress the market price of the Company’s common stock by acting to discourage, delay or prevent a change of control of the Company or changes in the management of the Company that the stockholders of the Company may deem advantageous.

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

During 2025, 2024 and 2023 INSW paid regular quarterly and supplemental cash dividends totaling $144.6 million or $2.93 per share, $284.4 million or $5.77 per share, and $308.2 million or $6.29 per share, respectively. Any future determinations to pay dividends on its Common Stock will be at the discretion of its Board of Directors and will depend upon many factors, including INSW’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors its Board of Directors may deem relevant. The timing, declaration, amount and payment of any future dividends will be at the discretion of INSW’s Board of Directors. INSW has no obligation to, and may not be able to, declare or pay dividends on its Common Stock. If INSW does not declare and pay dividends on its Common Stock, its share price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

International Seaways, Inc.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Program and Strategy

Cybersecurity Threats

In today’s digitally interconnected environment, we are increasingly vulnerable to cybersecurity threats that can disrupt operations, and compromise sensitive information. Cybersecurity threats are continuously evolving and can vary widely, but some common types of material cyber threats include:

●	Malware: Malicious software such as viruses, worms, trojans, and ransomware that can infiltrate systems disrupt operations, steal sensitive information, or extort money from the organization.

●	Phishing: Attacks that attempt to trick individuals into revealing sensitive information such as login credentials or financial data by posing as a trustworthy entity via email, phone calls, or text messages.

●	Denial of Service (“DoS”) Attacks: Attacks intended to overwhelm a network, server, or website with excessive traffic, rendering it inaccessible to legitimate users.

●	Insider Threats: Employees, contractors, or other trusted individuals who may intentionally or unintentionally compromise security by stealing data, sharing sensitive information, or performing unauthorized actions.

●	Social Engineering: Social engineering tactics involve manipulating individuals into divulging confidential information or performing actions that compromise security, often through deception or psychological manipulation.

●	Supply Chain Attacks: Attackers targeting third-party vendors, suppliers, or service providers to International Seaways to gain unauthorized access to their systems or data.

●	IoT Vulnerabilities: Internet of Things (“IoT”) devices used in maritime operations may present security vulnerabilities if not properly secured, potentially allowing attackers to potentially gain access to critical systems or data.

●	Data Breaches: Unauthorized access to sensitive data, such as business strategy, financial records, or operational data, may result in financial loss, legal exposure, and reputational harm.

●	Cyber Espionage: State-sponsored or corporate espionage efforts intended to steal sensitive information, gain intelligence on operations, or disrupt critical infrastructure.

●	Emerging Technology Risks, Including Artificial Intelligence: The increasing availability of artificial intelligence (“AI”) technologies may enhance the scale, speed, and sophistication of certain cybersecurity threats, including phishing, social engineering, and malware attacks.

We maintain a comprehensive process for assessing, identifying, and managing material risks from cybersecurity threats as part of our overall risk management system and processes, including risks relating to disruption of business operations or financial reporting systems, intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and litigation exposure; reputational risk.

Cybersecurity is a critical component of the Company’s Enterprise Risk Management program. The Company has established an information security framework to help safeguard the confidentiality and integrity of, and access to its information assets and to ensure regulatory, contractual, and operational compliance.

Our cybersecurity risk management strategy includes the following:

●	Our program is based on the National Institute of Standards and Technology(“NIST”) Cybersecurity Framework (CSF) and the Center for Internet Security Critical Security Controls (“CIS”).

International Seaways, Inc.

●	We have adopted a “defense in depth” cybersecurity strategy and deployed multiple layers of security measures to protect the Company’s information assets and detect any potential breach quickly. Our multi-layered protection mechanisms are designed to address the security vulnerabilities inherent not only with hardware and software but also due to human error. If preventive controls fail layered detection mechanisms are designed to identify incidents in a timely manner.

◾	Human Layer: We recognize that the users are the first line of defense and cyber risk prevention is every INSW employee’s responsibility. We organize mandatory cybersecurity awareness training for all staff yearly and conduct simulation tests monthly to check employee preparedness in the detection of phishing attacks. We also maintain an IT Security Policy and Procedures document, that describes Company security policy and practices in detail.

◾	Network Security: We deploy firewalls to shield the Company’s network from malicious or untoward network traffic that violates security policies. Our firewalls are equipped with intrusion detection and intrusion prevention systems to detect and prevent potential attacks.

◾	Logical Security: Access to the Company’s information assets is governed by the IT Security Policy and Procedures document, which stipulates the procedure for granting new access, change in access, and access termination. All access changes are audited. All new system access is approved by designated data owners ensuring segregation of duties. We have a documented strong password policy for all users and all privileged access is restricted. All remote access is controlled using geofencing restrictions and requires multi-factor authentication.

◾	Operating System and Application Security: We have a vulnerability scanning tool in place that scans all information assets monthly to report any vulnerabilities. Identified vulnerabilities are reviewed and remediated as appropriate. We have implemented an email security tool that sanitizes all incoming emails for malicious content, attachments, or links.

◾	Log Monitoring: We employ a reputable third-party managed security service provider (“MSSP”), who manages logs from all critical information assets of the Company. The MSSP’s Security Operations Center (“SOC”) assists the Company in detecting and preventing any potential cyberattack at an early stage by analyzing the log data and correlating that with the latest threat intelligence.

◾	End Point Security: We allow access to all information assets only from authorized and standard devices (“endpoints”). All endpoints have a next-generation anti-virus tool installed that uses a combination of artificial intelligence, behavioral detection, and machine learning algorithms to anticipate and prevent known and unknown threats. All endpoints also have an extended detection and response (“XDR”) tool installed that provides a proactive approach to threat detection and response by collecting and correlating data across multiple security layers. Alerts from all these tools are actively monitored and appropriate alerts/escalations are issued.

◾	Data Security: The core objective of our cybersecurity program is securing the Company’s sensitive data across all information assets while maintaining appropriate access for authorized personnel. To prevent any accidental data loss, we strictly follow the principle of “least privilege,” and limit users' access rights to only what is required to do their jobs. Further, all the disks are encrypted, and daily backups of all computers are maintained outside the Company’s network.

●	We routinely monitor cyber threat intelligence as part of our cybersecurity risk management processes to identify emerging threats, assess potential impacts to our operations, and support timely risk mitigation. This monitoring includes the review of relevant external threat indicators and intelligence feeds. During 2025, we implemented a digital risk monitoring (“DRM”) solution to enhance visibility into our external digital footprint and inform investigation and mitigation efforts within our cybersecurity program.

●	We have begun monitoring cybersecurity risks associated with the increased use of artificial intelligence by threat actors. As part of this effort, we have enhanced cybersecurity awareness training, established guidelines governing appropriate use of AI tools, and implemented monitoring controls to address potential misuse or data exposure.

International Seaways, Inc.

●	We maintain a detailed incident response plan to identify, manage, investigate, and remediate various types of cybersecurity incidents. This plan provides organizational and operational structures, processes, and procedures to allow responsible personnel to initiate and execute a proper response to cybersecurity incidents that may affect the function and security of IT assets, information resources, and business operations. The plan describes the processes for cybersecurity incident severity assessment, materiality determination, roles and responsibilities for the incident response team members, and necessary alerts and notifications.

●	The plan is reviewed regularly and tested annually.

●	We routinely review the effectiveness of our cybersecurity program using the applicable CIS Critical Security Controls and take necessary actions.

●	We employ external independent experts to review and test the effectiveness of our cybersecurity processes, and protection and detection mechanisms. The findings are reviewed by management and approved changes are prioritized and implemented. During 2025, the Company completed an assessment aligned with NIST CSF 2.0, which did not identify any material deficiencies.

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

Cybersecurity Incidents

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but there can be no assurance that future cybersecurity incidents will not materially affect the company. In the last three fiscal years, we have not experienced any material information security breaches and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.

See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.

Cybersecurity Governance

Management

Our cybersecurity risk management program is managed by the Chief Information Security Officer (the “CISO”) and overseen by the Chief Executive Officer and the Chief Administrative Officer. Our CISO has over 30 years of experience in maritime IT and cybersecurity and holds advanced academic and professional cybersecurity certifications.

The CISO and other members of the IT security team actively participate in maritime-specific as well as other broader cybersecurity forums for collaboration on cyber resilience, threat intelligence sharing, and best practices exchange. All the members of the IT security team regularly undergo cybersecurity training professional development activities to maintain current knowledge and expertise. The CISO meets with the Chief Executive Officer on a regular basis to provide updates on cybersecurity programs, threats, and incidents, including emerging technology risks where relevant.

Board of Directors

The Corporate Governance and Risk Assessment Committee (the “Governance Committee”) of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. To fulfill this responsibility, the Governance Committee receives

International Seaways, Inc.

quarterly updates, regarding the Company’s cybersecurity risks and mitigation program from management, specifically the CISO. The Chairman of the Governance Committee provides quarterly reports of such updates to the full Board of Directors. CISO’s quarterly report to the Governance Committee contains updates to the cybersecurity risk register, summaries of any material cybersecurity threats or incidents and responses thereto, updates on cybersecurity trends and the results of any assessments performed. The quarterly reports also include changes to cybersecurity processes, products and third-party service providers, third-party cybersecurity risk reviews, and regulatory changes.

ITEM 2. PROPERTIES

We lease approximately 13,100 square feet of office space for the Company’s New York headquarters. We do not own or lease any production facilities, plants, mines or similar real properties.

At December 31, 2025, the Company owned or operated an aggregate of 70 vessels, which included 8 chartered-in vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 18, “Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the trading symbol INSW. The range of high and low closing sales prices of the Company’s common stock as reported on the NYSE for each of the quarters during the last two years are set forth below:

Common stock (INSW)
(In dollars)	High	Low
2025
First Quarter	$ 41.61	$ 32.85
Second Quarter	$ 40.96	$ 28.76
Third Quarter	$ 49.12	$ 37.03
Fourth Quarter	$ 54.68	$ 43.29

2024
First Quarter	$ 54.27	$ 46.59
Second Quarter	$ 65.13	$ 51.33
Third Quarter	$ 60.19	$ 47.67
Fourth Quarter	$ 54.30	$ 32.46

As of February 23, 2026, there were 50 stockholders of record of the Company’s common stock.

During 2025, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $144.6 million or $2.93 per share as follows:

International Seaways, Inc.

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34.5 million
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29.6 million
August 5, 2025	September 10, 2025	September 24, 2025	$0.12	$0.65	$38.0 million
November 5, 2025	December 9, 2025	December 23, 2025	$0.12	$0.74	$42.5 million

On February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $2.03 per share of common stock, both payable on March 30, 2026 to shareholders of record at the close of business on March 20, 2026. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

International Seaways, Inc.

Purchase and Sale of Equity Securities

No stock repurchases were made during the year ended December 31, 2025 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management.

The following is a summary of the purchases, excluding commissions, made under the Company’s stock repurchase program during the two years ended December 31, 2024:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost
2024	501,646	$49.81	$25.0 million
2023	366,483	$38.03	$13.9 million

The Company has had a stock repurchase program since 2017. Under the program, the Company can opportunistically repurchase shares of the Company’s common stock (up to the authorized program limits) from time to time, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determined was in the best interests of the Company. Shares owned by employees, directors and other affiliates of the Company are not eligible for repurchase under this program without further authorization from the Board. In October 2025, the Company’s Board of Directors authorized the extension of the expiry date of its $50.0 million share repurchase program from December 31, 2025 to December 31, 2026. Future buybacks under the stock repurchase program will be at the discretion of our Board of Directors and subject to limitations under the Company’s debt facilities.

See Note 11, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a description of shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units held by certain members of management, which is incorporated by reference in this Item 5.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between January 1, 2021 and December 31, 2025 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd. (FRO), Tsakos Energy Navigation Limited (TEN), Teekay Tankers Ltd. Class A (TNK), DHT Holdings, Inc. (DHT), Ardmore Shipping Corporation (ASC), Scorpio Tankers, Inc. (STNG), CMB.Tech NV (CMBT), and the Company, referred to as the peer group index.

International Seaways, Inc.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s common stock and each index was $100 on January 1, 2021 and that all dividends were reinvested.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s common stock that may be issued under the 2025 Management Incentive Compensation Plan and the 2020 Non-Employee Director Incentive Compensation Plan.

International Seaways, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This MD&A, which should be read in conjunction with our accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

●	General. This section provides a general description of our business and factors that impact our operations, which we believe is important in understanding the results of our operations, financial condition and potential future trends.

●	Operations & Oil Tanker Markets. This section provides an overview of industry operations and dynamics that have an impact on the Company’s financial position and results of operations.

●	Results from Vessel Operations. This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital. This section provides an analysis of our cash flows, outstanding debt and commitments. Included in the analysis of our outstanding debt is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments as well as a discussion of the Company’s planned and/or already executed capital allocation activities.

●	Risk Management. This section provides a general overview of how the interest rate, currency and fuel price volatility risks are managed by the Company.

●	Critical Accounting Estimates and Policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates.

A detailed discussion of the 2024 to 2023 year-over-year changes is not included herein and can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025.

GENERAL

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the years ended December 31, 2025 and 2024 we derived 52% and 47%, respectively, of our TCE revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues during these periods.

As of December 31, 2025, the Company’s operating fleet consisted of 70 wholly-owned or lease financed and time chartered-in vessels aggregating 8.4 million deadweight tons (“dwt”). In addition to our operating fleet of 70 vessels, four LR1 newbuilds are scheduled for delivery to the Company between the first and third quarters of 2026, bringing the total operating and newbuild fleet to 74 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers.

The Company’s revenues are impacted by (i) the patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate and (ii) the Company’s vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters.

Supply and Demand for Vessels

The global fleet supply is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, recycling or conversions. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that

International Seaways, Inc.

cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by general U.S. domestic and international economic conditions and actual or expected supply chain disruptions and inflation, war and political instability in oil producing countries or regions, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather and other conditions, which are beyond our control, that impact the levels of U.S. domestic and international production and OPEC+ exports.

The geopolitical and macroeconomic consequences of political instability and armed conflict including the instability in Venezuela, the Russian-Ukraine war, conflicts in the Israel-Gaza region and continued hostilities in the Middle East, including those between Israel, Iran and the United States, continue to have ongoing direct and indirect repercussions on the global trade of crude oil and refined petroleum products.

The Russian-Ukraine war has resulted in the United States, United Kingdom, and the European Union, and other countries implementing sanctions and executive orders against citizens, entities, and activities connected to Russia. Some of these sanctions and executive orders target the Russian oil sector, including a prohibition on the import of oil from Russia to the United States or the United Kingdom, and the EU's ban on Russian crude oil and petroleum products, which took effect in December 2022 and February 2023, respectively.

Russia’s invasion of Ukraine also led to a disruption in supply chains for crude oil and refined petroleum products, changing volumes and trade routes, thus increasing ton-mile demand for the seaborne transportation of both crude oil and refined petroleum products, which has resulted in a prolonged spike in freight rates. Self-sanctioning by Western oil majors and many shipowners resulted in disrupted product flows, primarily diesel, from Russia to Europe, while high arbitrage spreads incentivized Middle Eastern and U.S. diesel flows to Europe, increasing ton-mile demand for vessels.

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

Military hostilities in the Middle East, including those in the Israel-Gaza region and those between Israel, Iran, the Houthis of Yemen and the United States have had both a direct and an indirect impact on the transportation of crude oil and refined petroleum products through the region. Heightened security risks because of attacks and threats of attacks on merchant vessels transiting through the region led to an increase in ton-mile demand for vessels as more vessel owners were opting to re-route their vessels around the Cape of Good Hope. Such hostilities also led to periodic increases in charter rates to compensate vessel owners for the heightened risks as well as increases in war risk insurance premiums.

The United States’ naval blockade of oil exports from Venezuela on sanctioned vessels has also resulted in a shift of trade from sanctioned vessels to unsanctioned vessels as the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) has recently expanded its issuance of licenses, which authorize various oil trading activities involving Venezuela (including transportation).

See Item 1A, Risk Factors – Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect INSW’s business.

Vessel Employment Strategy

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

Our revenues are derived predominantly from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 82% and 86% of our total TCE revenues in the spot market for the years ended December 31, 2025 and 2024, respectively. The future minimum revenues, before reduction for brokerage

International Seaways, Inc.

commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2 and six MRs as of December 31, 2025 are as follows:

(Dollars in millions)	Amount(1)
2026	$95.1
2027	39.4
2028	34.0
2029	34.0
2030	7.1
Future minimum revenues	$209.6
(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the time charters of its dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Estimated Redelivery Year				
Vessel Class	Year Built	Total Future Minimum Charter Revenue *(Dollars in millions)*	2026	2027	2028	2029	2030
MR	2008	$1.5					
MR	2009	$2.5					
MR	2009	$2.7					
MR	2011	$1.9					
AFRAMAX	2017	$6.2					
SUEZMAX	2017	$3.2					
SUEZMAX	2012	$11.4					
MR	2009	$9.2					
MR	2009	$9.5					
LR2	2014	$18.6					
VLCC	2023	$46.5					
VLCC	2023	$47.6					
VLCC	2023	$48.9

See Item 1, “Business — Fleet Operations,” for further information on our vessel employment strategy.

OPERATIONS AND OIL TANKER MARKETS

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2025 at 105.1 million barrels per day (“b/d”), up 0.8% from the same quarter in 2024. The estimate for global oil consumption for 2026 is 105.0 million b/d, an increase of 1.0% over the 2025 estimate of 104.0 million b/d. OECD demand in 2026 is estimated to increase by 0.2% to 45.8 million b/d, while non-OECD demand is estimated to increase by 1.5% to 59.2 million b/d.

Global oil production in the fourth quarter of 2025 was 107.2 million b/d, an increase of 4.1 million b/d from the fourth quarter of 2024. OPEC crude oil production averaged 28.5 million b/d in the fourth quarter of 2025, up 0.6 million b/d from the third quarter of 2025, and an increase of 1.8 million b/d from the fourth quarter of 2024. Non-OPEC production increased by 2.1 million b/d to 73.0 million b/d in the fourth quarter of 2025 compared with the fourth quarter of 2024. Oil production in the U.S. of 13.9 million b/d in the fourth quarter of 2025 increased by 1.2% from the third quarter of 2025 and by 2.5% from the fourth quarter of 2024.

International Seaways, Inc.

U.S. refinery throughput decreased by 1.4 million b/d to 16.0 million b/d in the fourth quarter of 2025 compared with the third quarter of 2025.

U.S. crude oil imports in the fourth quarter of 2025 decreased by 7.1% to 5.9 million b/d compared with the fourth quarter of 2024, with imports from OPEC countries decreasing by 0.2 million b/d and imports from non-OPEC countries decreasing by 0.3 million b/d. China’s crude oil imports in December 2025 were 13.2 million b/d, up 10% from November 2025 and up 17% from December 2024. China’s crude oil imports increased 4.4% in 2025 compared with 2024.

OECD commercial crude inventories in the fourth quarter of 2025 increased by 3.0%, or 39 million barrels, compared with the third quarter of 2025. OECD commercial product inventories in the fourth quarter of 2025 increased by 2.7%, or 39 million barrels, compared with the third quarter of 2025.

During the fourth quarter of 2025, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 2.6 million dwt. The crude fleet increased by 1.3 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 0.3 million dwt, 0.1 million dwt and 0.8 million dwt, respectively. The product carrier fleet increased by 1.3 million dwt, with LR1s decreasing by 0.1 million dwt and MRs increasing by 1.4 million dwt. Year-over-year, the size of the tanker fleet increased by 14.6 million dwt with the increases of 0.6 million dwt, 3.5 million dwt, 5.4 million dwt and 5.3 million dwt in the VLCCs, Suezmax, Aframax and MR fleets, respectively. The LR1 fleet decreased by 0.1 million dwt.

During the fourth quarter of 2025, the tanker orderbook increased by 17.7 million dwt. The crude tanker orderbook increased by 18.0 million dwt. The VLCC, Suezmax and Aframax orderbooks increased by 12.4 million dwt, 2.4 million dwt and 3.3 million dwt, respectively. The product carrier orderbook decreased by 0.3 million dwt, with the LR1 orderbook increasing by 0.1 million dwt and the MR orderbook decreasing by 0.4 million dwt. Year-over-year, the total tanker orderbook increased by 23.6 million dwt, with increases in VLCC and Suezmaxes of 19.0 million dwt and 6.4 million dwt, respectively. The LR1 orderbook remained flat, while the Aframax and MR orderbooks decreased by 0.4 million dwt and 1.4 million dwt, respectively.

Tanker rates were strong in the fourth quarter of 2025 compared with the third quarter of 2025. VLCCs, in particular, saw large increases in rates (to well over $100,000/day) in November and early December 2025 before decreasing towards the end of the year. So far, during the first quarter of 2026 there has been a further strengthening in VLCC rates. Other sectors remained strong throughout the fourth quarter, continuing into the start of 2026.

RESULTS FROM VESSEL OPERATIONS

During 2025, income from vessel operations decreased by $109.8 million to $345.4 million from $455.2 million in 2024. Such decrease resulted principally from (i) a year-over-year decrease in TCE revenues and (ii) increased depreciation and amortization, partially offset by (iii) larger gains on vessel sales and (iv) lower vessel expenses in the current year.

The decrease in TCE revenues in 2025 of $113.5 million, or 12%, to $819.6 million from $933.1 million in 2024 primarily reflects (i) a net aggregate rates-based decrease of $112.4 million resulting from lower average daily rates in the Product Carrier sectors, (ii) a $26.2 million days-based decline in the VLCC fleet associated with the first quarter of 2025 sales of one 2010-built VLCC and one 2011-built VLCC and (iii) a $16.7 million decrease in the Crude Tankers Lightering business. Partially offsetting the TCE revenue decreases described above were (i) a rates-based increase in the VLCC fleet of $26.4 million due to strengthening rates in the sector and (ii) a $10.2 million days-based increase in the MR fleet, which reflects the timing of the acquisition of nine modern MRs between April 2024 and January 2025 as compared to the sales of 11 older vessels in the fleet between April 2024 and December 2025.

The following tables provide a quarterly trend analysis of spot TCE rates earned between the fourth quarter of 2024 and 2025 by our Crude Tankers and Product Carriers fleet. See the “Operations and Oil Tanker Markets” discussion above for a description of the market factors that impacted the quarterly trend of spot rates during 2025.

International Seaways, Inc.

	Spot Earnings for the Quarter Ended
Crude Tankers	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
VLCC:
Average rate	$35,572	$33,531	$39,303	$34,809	$75,566
Revenue days	823	657	644	627	618
Suezmax:
Average rate	$29,700	$30,911	$36,830	$33,310	$52,802
Revenue days	1,023	1,088	1,106	1,096	1,052
Aframax:
Average rate	$31,212	$25,422	$30,747	$28,457	$42,201
Revenue days	276	270	273	261	292

	Spot Earnings for the Quarter Ended
Product Carriers	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
LR1
Average rate	$37,103	$27,367	$32,802	$34,578	$62,904
Revenue days	715	719	702	450	381
MR
Average rate	$21,488	$21,408	$18,941	$25,556	$28,523
Revenue days	2,520	2,664	2,624	2,529	2,528

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

Crude Tankers

(Dollars in thousands, except daily rate amounts)	2025	2024
TCE revenues	$423,267	$437,095
Vessel expenses	(119,290)	(130,107)
Charter hire expenses	(14,419)	(14,322)
Depreciation and amortization	(76,347)	(80,988)
Adjusted income from vessel operations (a)	$213,211	$211,678
Average daily TCE rate	$42,510	$41,345
Average number of owned vessels (b)	20.1	21.0
Average number of vessels chartered-in under leases	8.2	9.1
Number of revenue days (c)	9,957	10,572
Number of ship-operating days (d)
Owned vessels	7,349	7,686
Vessels bareboat chartered-in under leases (e)	2,979	3,294
Vessels spot chartered-in under leases (f)	21	49
(a)	Adjusted income from vessel operations by segment is before general and administrative expenses, other operating expenses, third-party debt modification fees and gain on disposal of vessels and other property, net of impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents nine VLCCs that secured lease financing arrangements during the periods presented. In November 2025 the Company purchased six of the VLCCs that it had been bareboat chartering-in. See Note 8, “Debt,” to the accompanying consolidated

International Seaways, Inc.

financial statements as set forth in Item 8, “Financial Statements and Supplemental Data,” for additional information on these transactions.
(f)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2025 and 2024 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,126 and $982 per day in 2025 and 2024, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
VLCC (1):
Average rate	$44,397	$47,121	$39,011	$35,758
Revenue days	2,455	1,095	3,395	1,098
Suezmax:
Average rate	$38,329	$33,726	$39,303	$30,971
Revenue days	4,342	355	4,036	702
Aframax (2):
Average rate	$31,941	$38,496	$32,433	$38,518
Revenue days	1,096	353	873	365
(1)	The average spot rate reported in the table above for VLCCs in 2025 represents VLCCs less than 15 years of age. The average spot TCE rates earned by the Company’s VLCCs on an overall basis during such period was $44,817.
(2)	During 2024, one of the Company’s Aframaxes was employed on a transitional voyage in the spot market outside of its ordinary course operations in the Aframax International Pool. Such transitional voyage is excluded from the table above.

During 2025, TCE revenues for the Crude Tankers segment decreased by $13.8 million, or 3%, to $423.3 million from $437.1 million in 2024. Such decrease principally resulted from (i) a $26.2 million days-based decline in the VLCC sector, which reflected the sales of one 2010-built VLCC and one 2011-built VLCC during the first quarter of 2025, and 67 more off-hire days during the current year which included 47 drydocking days for a 2020-built VLCC acquired by the Company in November 2025 and (ii) a $16.7 million decrease in the Crude Tankers Lightering business. Partially offsetting the TCE revenue decreases described above were (i) a rates-based increase in the VLCC fleet of $26.4 million due to strengthening rates in the sector and (ii) a days-based increase of $5.2 million in the Aframax fleet reflecting 162 fewer off-hire days in the current year.

Vessel expenses decreased by $10.8 million to $119.3 million in 2025 from $130.1 million in 2024. Such decrease was driven principally by the sales of the two VLCCs noted above. Depreciation and amortization decreased by $4.6 million to $76.3 million in 2025 from $81.1 million in 2024 principally as a result of the sales of the two VLCCs noted above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $7.8 million for 2025 compared to $23.3 million for 2024. The decrease reflects decreased activity levels year-over-year, with 329 service support only lighterings and four full-service lighterings being performed during 2025 compared to the 459 service support only lighterings and six full-service lightering that were performed during 2024. The decreased lightering activity levels during 2025 reflects the impact of geopolitical dynamics and volatile market conditions that disrupted supply chains and resulted in a shift from the use of large crude carriers for the fulfillment of oil cargo demand to the use of smaller crude carriers, which did not require transshipment.

International Seaways, Inc.

Product Carriers

(Dollars in thousands, except daily rate amounts)	2025	2024
TCE revenues	$396,347	$496,008
Vessel expenses	(146,853)	(145,554)
Charter hire expenses	(18,842)	(15,517)
Depreciation and amortization	(87,239)	(68,452)
Adjusted income from vessel operations	$143,413	$266,485
Average daily TCE rate	$24,787	$31,846
Average number of owned vessels	41.2	40.2
Average number of vessels chartered-in under leases	5.4	5.2
Number of revenue days	15,990	15,575
Number of ship-operating days
Owned vessels	15,040	14,714
Vessels bareboat chartered-in under leases (a)	1,460	1,464
Vessels time chartered-in under leases	529	457

(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2025 and 2024 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $793 and $850 per day in 2025 and 2024, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2025		2024
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
LR2:
Average rate	$—	$39,485	$53,159	$39,500
Revenue days	—	364	149	161
LR1 (1)(2):
Average rate	$36,516	$—	$49,915	$—
Revenue days	2,251	—	2,386	—
MR (1):
Average rate	$23,535	$21,638	$30,887	$21,809
Revenue days	10,345	2,737	10,348	2,391
(1)	During 2025 and 2024, certain of the Company’s LR1s and MRs were employed on transitional voyages in the spot market outside of their ordinary course operations in the commercial pools in which they are deployed. Such transitional voyages are excluded from the table above.
(2)	In order to take advantage of market conditions and optimize economic performance, management employs all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes.

During 2025, TCE revenues for the Product Carriers segment decreased by $99.7 million, or 20%, to $396.3 million from $496.0 million in 2024. The reduction in TCE revenues was primarily as a result of an aggregate $112.4 million rates-based decrease in the LR2, LR1 and MR sectors due to lower average daily blended rates earned in the current year. Partially offsetting the rates-based decrease were (i) a $10.2 million days-based increase in the MR sector, which reflects the net impact of the Company’s acquisition of nine MRs between April 2024 and January 2025 and sale of 11 MRs between April 2024 and December 2025 and (ii) a $2.5 million days-based increase in the LR2 sector, which reflects 56 fewer off-hire days in the current year.

Vessel expenses during 2025 increased by $1.3 million to $146.9 million from $145.6 million in 2024. Such increase was principally attributable to the timing of the net changes in our MR fleet referenced above, partially offset by the decrease in owned LR1 days in 2025. Charter hire expenses increased by $3.3 million to $18.8 million in 2025 from $15.5 million in 2024 primarily as a result of a year-over-year increase in time chartered-in LR1 days. Depreciation and amortization increased by $18.8 million to $87.2 million in

International Seaways, Inc.

the current year from $68.5 million in the prior year. Such increase resulted from increased drydock amortization and the MR purchases and sales referenced above, as the acquired vessels have higher cost bases than the older vessels that were sold.

General and Administrative Expenses

During 2025, general and administrative expenses decreased by $2.4 million to $50.2 million from $52.6 million in 2024. The primary drivers for the decrease were (i) lower legal fees of $1.4 million, principally incurred in connection with a commercial dispute, and (ii) a $0.7 million decrease in compensation, benefits and hiring and relocation costs, of which $0.3 million relates to a decrease in non-cash stock compensation.

Other Operating Expenses

See Note 16, “Other Operating Expenses,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on these expenses.

Other Income

Other income was $6.2 million for the year ended December 31, 2025 compared with $10.1 million for the year ended December 31, 2024. The current year income includes $7.6 million of interest income compared to interest income of $9.9 million earned during 2024. The year-over-year decrease reflects the impact of a lower average balance of invested cash during 2025, attributable to the significant deleveraging initiatives completed during 2024, as well as a decrease in interest rates in 2025. Interest income in 2025 was partially offset by a $0.3 million loss on extinguishment of debt and a $1.8 million write-off of unamortized deferred financing costs in connection with the prepayment of the Ocean Yield Lease Financing in November 2025. The 2025 and 2024 periods also reflect net actuarial gains or losses and currency gains or losses associated with the Company’s retirement benefit obligation in the United Kingdom. See Note 8, “Debt,” and Note 17, “Other Income,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information.

Interest Expense

The components of interest expense are as follows:

(Dollars in thousands)	2025	2024
Interest before items shown below	$49,290	$57,962
Interest cost on defined benefit pension obligation and other interest costs	821	787
Impact of interest rate hedge derivatives	(3,188)	(7,705)
Capitalized interest	(4,219)	(1,341)
Interest expense	$42,704	$49,703

Interest expense decreased in 2025 compared to 2024 as a result of (i) a reduction in the average outstanding principal balance under the Company’s revolving credit facilities, due to voluntary repayment of certain of such facilities since April 2024, (ii) the repayment in full of the ING Credit Facility in April 2024, and (iii) the decline of SOFR rates in 2025 compared to the prior year. Those year-over-year decreases were partially offset by $6.3 million of interest expense incurred on the ECA Credit Facility and the 2030 Bonds, which were issued during 2025. See Note 8, “Debt,” to the accompanying consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” for further information on the Company’s debt facilities.

Income Tax Benefit

We qualified for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” for the tax year ended December 31, 2025. We will qualify for the Section 883 exemption for 2026 and forward if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country (“publicly traded test”), or (ii) we satisfy one of two other ownership tests. Under applicable U.S. Treasury Regulations, the publicly traded test will not be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own in the

International Seaways, Inc.

aggregate 50% or more of the vote and value of our common shares for more than half the days in such year, unless an exception applies. We can provide no assurance that ownership of our common shares by 5% shareholders will allow us to qualify for the Section 883 exemption in future taxable years. If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a U.S. federal income tax of four percent without allowance for deductions.

The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. During 2025 the Company decreased its reserve for uncertain tax liabilities for various jurisdictions by $0.4 million compared to a $1.1 million decrease in such reserves during 2024.

Beginning in September 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, the Company commenced the process of changing the domicile of its international shipping income generating vessel-owning subsidiaries and various intermediate parent holding companies under International Seaways, Inc. from the Marshall Islands and Liberia to Bermuda. The redomiciliation process was completed in December 2025.The Company itself remains organized under the laws of the Republic of the Marshall Islands.

In general, income arising from international shipping is exempted from the scope of corporate income tax chargeable to a Bermuda Constituent Entity Group (as defined in the Bermuda CIT Act) to the extent that the applicable substance-based requirements relating to strategic or commercial management in Bermuda are satisfied. Accordingly, in compliance with the Bermuda CIT Act and the Bermuda economic substance requirements, the strategic management of the Company’s international shipping income generating subsidiaries and their intermediate parent holding companies was carried out from Bermuda, following their redomiciliation between September and December 2025. See Note 10, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for further details on the income tax benefit line and the tax implications of redomiciling the Company’s international shipping income generating vessel-owning subsidiaries and their intermediate holding companies to Bermuda.

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

International Seaways, Inc.

The following table reconciles net income, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	2025	2024
Net income	$309,261	$416,724
Income tax benefit	(411)	(1,084)
Interest expense	42,704	49,703
Depreciation and amortization	163,586	149,440
EBITDA	515,140	614,783
Third-party debt modification fees	—	168
Gain on disposal of vessels and assets, net of impairments	(42,537)	(32,657)
Provision for settlement of multi-employer pension plan obligations	—	1,019
Write-off of deferred financing costs	1,761	—
Loss on extinguishment of debt	315	—
Adjusted EBITDA	$474,679	$583,313

International Seaways, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of December 31, 2025, we had total liquidity on a consolidated basis of $723.6 million comprised of $166.9 million of cash and $556.7 million of undrawn revolver capacity.

Working capital at December 31, 2025 and 2024 was $268.2 million and $245.4 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, short-term investments, which are time deposits with original maturities of between 91 and 180 days, and receivables. Current liabilities include current installments of long-term debt of $25.8 million and $50.1 million at December 31, 2025 and 2024, respectively.

The Company’s total cash decreased by $40.6 million during the year ended December 31, 2025. This decrease principally reflects the net impact of (i) $319.8 million in proceeds from the issuance of debt, net of deferred financing costs; (ii) $144.6 million of net loan repayments under the $500 Million Revolving Credit Facility; (iii) $144.6 million of cash dividends paid to shareholders; (iv) $46.0 million in regularly scheduled principal amortization of the Company’s lease financing arrangements; (v) $257.5 million of prepayment in full on the Ocean Yield Lease Financing; (vi) $380.1 million of cash provided by operating activities; (vii) $56.9 million in returned security deposits and net proceeds from the sale of two VLCCs, two LR1s, and eight MRs, net of the purchase of two MRs and one VLCC; (viii) $146.9 million in other expenditures for vessels, vessel improvements and other property, of which $142.9 million was construction in progress payments; and (ix) $50.0 million in investments in short-term time deposits.

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

As of December 31, 2025, we had total debt outstanding (net of deferred financing costs of $11.1 million) of $567.1 million and a net debt to total capitalization of 16.5%, which compares with 22.2% at December 31, 2024.

Sources, Uses and Management of Capital

During 2025, we have (i) used incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to invest in renewing and growing the fleet, (ii) enhanced our balance sheet and liquidity position, and (iii) continued to make substantial returns to shareholders.

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

The following is a summary of the significant capital allocation initiatives we executed during 2025 and the sources of capital we have at our disposal for future use as well as our current commitments for future uses of capital:

Returns to Shareholders

During 2025, the Company’s Board of Directors declared and paid regular quarterly and supplemental cash dividends totaling $144.6 million or $2.93 per share as follows:

International Seaways, Inc.

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Paid
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34.5 million
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29.6 million
August 5, 2025	September 10, 2025	September 24, 2025	$0.12	$0.65	$38.0 million
November 5, 2025	December 9, 2025	December 23, 2025	$0.12	$0.74	$42.5 million

Also on February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $2.03 per share of common stock. Both dividends will be paid on March 30, 2026 to stockholders of record as of March 20, 2026.

In October 2025, the Company’s Board of Directors authorized the extension of the expiry date of the Company’s $50.0 million share repurchase program from December 31, 2025 to December 31, 2026.

Fleet Optimization Program

In continuation of our strategic fleet optimization program during 2025, we:

●	Completed the last of five vessel sale and purchase transactions involving the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs (the first of which was delivered in December 2024) for an aggregate purchase price of $119.5 million resulting in a net cash outflow of $2.9 million between December 2024 and February 2025.

●	Completed the sales of two 2006-built LR1s, five 2007-built MRs, and three 2008-built MRs for net proceeds of $131.0 million.

●	Purchased a 2020-built, scrubber fitted VLCC in November 2025 for $119.0 million.

●	Took delivery between September and October 2025 of the first two of six LR1 newbuildings under construction in Korea with K Shipbuilding Co., Ltd. The aggregate contract price for the six scrubber-fitted, dual-fuel ready LR1 vessels is approximately $359 million. As of December 31, 2025, the Company has approximately $188.5 million in remaining construction costs, of which approximately $158 million is expected to be drawn from the ECA Credit Facility in accordance with the delivery schedule. The remaining four LR1s are expected to be delivered by third quarter of 2026.

●	Entered into memoranda of agreements between December 2025 and February 2026, for the sale of one 2007-built MR Product Carrier, four 2008-built MR Product Carriers, one 2010-built VLCC and one 2012-built VLCC for net proceeds of approximately $216.4 million after fees and commissions. All seven vessels are expected to be delivered to their buyers in the first quarter of 2026.

Balance Sheet Enhancements

Further building on our liquidity enhancing, deleveraging and financing initiatives, we executed the following transactions during 2025:

●	In August 2025, we entered into a credit agreement (the “ECA Credit Facility”), which consists of (1) a 12-year term loan facility of up to $239.7 million and (2) a commercial credit facility of up to $91.9 million, collectively for use in respect of partly financing the acquisition of six LR1 newbuildings under construction at K Shipbuilding Co., Ltd in Korea. Between September and October 2025, the Company borrowed $81.5 million under the ECA Credit Facility upon the delivery of the first two LR1 newbuildings. The facilities combine for an effective 20-year amortization profile and a blended margin of 1.25% over a 12-year stated maturity.

International Seaways, Inc.

●	In September 2025, we issued $250 million aggregate principal amount of 7.125% senior unsecured bonds (the “2030 Bonds”) maturing on September 23, 2030 (unless earlier redeemed or repurchased), at an issue price of 100%. Interest will be paid semi-annually in arrears on March 23 and September 23 each year, commencing March 23, 2026 (and subject to business day conventions). The 2030 Bonds have a denomination of $0.125 million, and application will be made to list the 2030 Bonds on the Oslo Stock Exchange during the first half of 2026. We used the net proceeds from the 2030 Bonds to retire higher-cost debt outstanding under the Ocean Yield Lease Financing.

●	In November 2025, we exercised purchase options on six VLCCs, which were bareboat chartered-in under the Ocean Yield Lease Financing arrangements. The aggregate purchase price for the six vessels of $257.8 million, consisted of the $257.5 million remaining debt balance and $0.3 million of other costs. We used net proceeds from the 2030 Bonds and available liquidity to pay the purchase price.

●	During 2025, we drew $80 million under our $500 Million Revolving Credit Facility and repaid an aggregate of $224.6 million of the principal balance outstanding under this facility, leaving the facility fully undrawn as of December 31, 2025.

See Note 8, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information on the ECA Credit Facility and the 2030 Bonds. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of December 31, 2025, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 31 unencumbered vessels (excluding the four LR1s under construction) as of December 31, 2025, and diversified financing sources with debt maturities spread out between 2030 and 2037, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2025 follows:

						Beyond
(Dollars in thousands)	2026	2027	2028	2029	2030	2030	Total
$500 Million Revolving Credit Facility(1)	$2,663	2,332	2,000	1,655	128	—	$8,778
$160 Million Revolving Credit Facility(1)	898	811	730	161	—	—	2,600
ECA Credit Facility - floating rate(2)	7,473	7,802	7,642	7,430	7,228	77,360	114,935
2030 Bonds - fixed rate	17,812	17,812	17,813	17,813	267,813	—	339,063
BoComm Lease Financing - fixed rate(3)	23,762	23,762	23,827	23,762	142,272	—	237,385
Toshin Lease Financing - fixed rate(3)	2,160	2,151	2,223	2,052	2,052	2,829	13,467
Hyuga Lease Financing - fixed rate(3)	2,232	2,232	2,160	2,160	2,256	2,000	13,040
Kaiyo Lease Financing - fixed rate(3)	2,410	2,214	2,214	2,214	2,127	—	11,179
Kaisha Lease Financing - fixed rate(3)	2,225	2,214	2,214	2,214	2,287	—	11,154
Operating lease obligations(4)
Time Charter-ins	2,563	—	—	—	—	—	2,563
Office space	1,297	1,250	1,077	1,077	1,077	2,602	8,380
Vessel and vessel betterment commitments(5)	189,256	—	—	—	—	—	189,256
Total	$254,751	$62,580	$61,900	$60,538	$427,240	$84,791	$951,800

(1)	Amounts shown include unused revolver capacity commitment fees.

International Seaways, Inc.

(2)	Amounts shown include unused commitment fees and contractual interest obligations on $81.5 million of outstanding floating rate debt estimated based on the applicable margin for the ECA Credit Facility of 1.1% and the fixed rate stated in the interest rate swaps (assigned for hedge accounting purposes) of 2.84% through the swap maturity date of February 22, 2027. The effective three-month SOFR rate of 3.79% as of December 31, 2025 was used for the remaining outstanding principal under the ECA Credit Facility.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(4)	As of December 31, 2025, the Company had a charter-in commitment for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office space leases and the lease component of the amounts due under long term time charter-ins are discounted and reflected on the Company’s consolidated balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Represents the Company’s commitments for the purchase of one ballast water treatment system and one Mewis duct system, and the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of four dual-fuel ready LR1s.

Carrying Value of Vessels

At December 31, 2025, 38 of the Company’s 69 owned and bareboat chartered-in vessels were pledged as collateral under certain of the Company’s debt and lease financing facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type. Instances in which the fair market values of the Company’s vessels, which are estimated by third-party vessel appraisers, are below their carrying values as of December 31, 2025, are indicated in the footnote(s) to the table. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies — Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

(Dollars in thousands)	Average Vessel Age (weighted by dwt)	Number of Vessels	Carrying Value
Crude Tankers
VLCC	8.5	12	$830,810
Suezmax	11.8	13	353,655
Aframax	13.8	4	85,446
Total Crude Tankers(1)	10.0	29	$1,269,911

Product Carriers
LR2	11.4	1	$44,081
LR1	10.2	6	179,471
MR	14.3	33	579,681
Total Product Carriers(2)	13.3	40	$803,233

Fleet total	10.9	69	$2,073,144
(1)	As of December 31, 2025, the Crude Tankers segment includes one VLCC with carrying value of $118.4 million, which the Company believes exceeds its market value of approximately $116.7 million by $1.7 million.
(2)	As of December 31, 2025, the Product Carriers segment includes nine MRs with aggregate carrying value of $327.2 million, which the Company believes exceeds their aggregate market values of approximately $283.9 million by $43.3 million.

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

See “Interest Rate Sensitivity” section below and Note 7, “Fair Value of Financial Instruments, Derivative and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company various interest rate derivatives.

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

Fuel price volatility risk

The Company has nine scrubber-fitted VLCCs and two scrubber-fitted Suezmaxes. During 2025, the average price differential between very low sulfur fuel and high sulfur fuel in Singapore and Fujairah, the most common bunkering locations for VLCCs, was approximately $83 per ton. Assuming a VLCC bunker consumption rate of 50 metric tons per day, this translated to approximately $4,150 per day per vessel in lower bunker consumption costs on our VLCCs during 2025. In addition to installing scrubbers on certain of the larger vessels in the Company’s fleet, significant consideration continues to be given to other ways of managing the risk of volatility in the price spread between high-sulfur fuel and low-sulfur fuel as well as the risk of limited supply of compliant fuel or HFO along the routes that the Company’s vessels typically travel.

Interest Rate Sensitivity

As of December 31, 2025, the Company had the ECA Credit Facility and revolving credit facilities under which borrowings bear interest at a rate based on SOFR, plus the applicable margin, as stated in the respective financing arrangements. The Company has entered into interest rate swaps agreements with major financial institutions covering for accounting purposes 100% of the ECA Credit Facility outstanding balance of $81.5 million as of December 31, 2025. The Swaps effectively convert the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

International Seaways, Inc.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

						Beyond		Fair Value at
(Dollars in millions)	2026	2027	2028	2029	2030	2030	Total	December. 31, 2025
Liabilities
Debt
Fixed rate debt	$21.9	$22.8	$23.9	$24.9	$398.5	$4.7	$496.7	$463.2
Average interest rate	5.90%	5.96%	6.02%	6.10%	5.87%	4.28%
Variable rate debt (1)	$4.1	$4.1	$4.1	$4.1	$4.1	$61.1	$81.5	$81.5
Average interest rate (1)	4.22%	4.88%	4.89%	4.89%	4.89%	4.89%
(1)	Rates are discussed in the aggregate contractual obligations section above.

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

Company management estimates the steel recycle value of all of its vessels to be $300 per lightweight ton consistent with its commitment to implement and practice environmentally and socially responsible ship recycling. The Company’s assumptions used in the determination of estimated salvage value take into account current steel recycling prices, the historic pattern of annual average steel recycling rates in the Indian ship recycling market over the five years ended December 31, 2025, which ranged from $380 to $670 per lightweight ton, estimated changes in future market demand for recycled steel and estimated future demand for vessels. Steel recycling prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Market conditions that could influence the volume and pricing of vessel recycling activity in 2026 and beyond include (i) geopolitical pressure that drives a shift in the global transportation of oil from sanctioned vessels to unsanctioned vessels and makes recycling the most economical option for owners of underutilized sanctioned vessels, (ii) the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors, (iii) costs and timing of pending special surveys, which are likely to be expensive for vessels over 15 years of age, and (iv) IMO requirements for the use of low-sulfur fuels and other carbon reduction initiatives. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys.

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

International Seaways, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Years ended December 31, 2025, 2024 and 2023

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$116,922	$157,506
Short-term investments	50,000	—
Voyage receivables, net of allowance for credit losses of $52 and $86,
including unbilled of $169,610 and $181,211	177,887	185,521
Other receivables	13,836	13,771
Inventories	611	1,875
Prepaid expenses and other current assets	7,384	15,570
Current portion of derivative asset	406	2,080
Total Current Assets	367,046	376,323
Vessels and other property, less accumulated depreciation	2,077,986	2,050,211
Vessels construction in progress	57,725	37,020
Deferred drydock expenditures, net	109,257	90,209
Operating lease right-of-use assets	7,220	21,229
Pool working capital deposits	33,051	35,372
Long-term derivative assets	5	801
Other assets	16,352	25,232
Total Assets	$2,668,642	$2,636,397

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$69,921	$66,264
Current portion of operating lease liabilities	3,182	14,617
Current installments of long-term debt	25,788	50,054
Total Current Liabilities	98,891	130,935
Long-term operating lease liabilities	5,954	8,715
Long-term debt, net	541,291	638,353
Other liabilities	2,229	2,346
Total Liabilities	648,365	780,349

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,404,078 and 49,194,458
shares issued and outstanding	1,507,325	1,504,767
Retained earnings	523,792	359,142
	2,031,117	1,863,909
Accumulated other comprehensive loss	(10,840)	(7,861)
Total Equity	2,020,277	1,856,048
Total Liabilities and Equity	$2,668,642	$2,636,397

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2025	2024	2023
Shipping Revenues:
Pool revenues, including $233,020, $273,761 and $313,873
from affiliated companies accounted for by the equity method	$641,785	$749,164	$905,808
Time and bareboat charter revenues	157,580	137,119	96,544
Voyage charter revenues	43,937	65,330	69,423
	843,302	951,613	1,071,775

Operating Expenses:
Voyage expenses	23,688	18,510	16,256
Vessel expenses	266,143	275,661	259,539
Charter hire expenses	33,261	29,839	39,404
Depreciation and amortization	163,586	149,440	129,038
General and administrative	50,235	52,607	47,473
Other operating expenses	3,541	2,820	—
Third-party debt modification fees	—	168	568
Gain on disposal of vessels and other assets, net of impairments	(42,537)	(32,657)	(35,934)
Total operating expenses	497,917	496,388	456,344
Income from vessel operations	345,385	455,225	615,431
Other income	6,169	10,118	10,652
Income before interest expense and income taxes	351,554	465,343	626,083
Interest expense	(42,704)	(49,703)	(65,759)
Income before income taxes	308,850	415,640	560,324
Income tax benefit/(provision)	411	1,084	(3,878)
Net income	$309,261	$416,724	$556,446

Weighted Average Number of Common Shares Outstanding:
Basic	49,335,230	49,270,496	48,978,452
Diluted	49,595,945	49,680,127	49,428,967

Per Share Amounts:
Basic net income per share	$6.27	$8.45	$11.35
Diluted net income per share	$6.23	$8.38	$11.25

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2025	2024	2023
Net income	$309,261	$416,724	$556,446
Other comprehensive loss, net of tax:
Net change in unrealized losses on cash flow hedges	(3,083)	(4,173)	(7,563)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	14	(339)	(59)
Net change in unrecognized actuarial losses	90	(2,286)	(405)
Other comprehensive loss, net of tax	(2,979)	(6,798)	(8,027)
Comprehensive income	$306,282	$409,926	$548,419

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$309,261	$416,724	$556,446
Items included in net income not affecting cash flows:
Depreciation and amortization	163,586	149,440	129,038
Loss on write-down of vessels and other assets	—	8,700	—
Amortization of debt discount and other deferred financing costs	4,262	4,110	5,623
Deferred financing costs write-off	1,761	—	2,686
Stock compensation	8,699	9,000	8,518
Other – net	(189)	(553)	(2,542)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(42,537)	(41,357)	(35,934)
Loss on extinguishment of debt	315	—	1,323
Payments for drydocking	(84,211)	(58,642)	(34,539)
Insurance claims proceeds related to vessel operations	2,840	1,073	3,156
Changes in operating assets and liabilities:
Decrease in receivables	7,634	61,644	42,610
(Decrease)/increase in deferred revenue	(1,857)	1,590	3,283
Purchase of insurance contract in connection with settlement of pension plan obligations	—	(3,649)	—
Net change in inventories, prepaid expenses and other current assets and
accounts payable, accrued expense, and other current and long-term liabilities	10,488	(942)	8,734
Net cash provided by operating activities	380,052	547,138	688,402
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction, including deposits for acquisitions	(340,480)	(278,794)	(205,159)
Security deposits for vessel exchange transactions	5,000	(5,000)	—
Proceeds from disposal of vessels and other assets	246,259	71,895	66,002
Expenditures for other property	(1,441)	(1,386)	(1,471)
Pool working capital deposits	(650)	(1,732)	(3,639)
Investments in short-term time deposits	(50,000)	(125,000)	(235,000)
Proceeds from maturities of short-term time deposits	—	185,000	255,000
Net cash used in by investing activities	(141,312)	(155,017)	(124,267)
Cash Flows from Financing Activities:
Borrowings on nonrevolving credit facility debt	331,494	—	—
Borrowings on revolving credit facilities	80,000	120,000	50,000
Repayments on revolving credit facilities	(224,581)	(70,000)	(50,000)
Repayments of debt	—	(39,851)	(382,050)
Premium and fees on extinguishment of debt	(315)	—	(1,323)
Proceeds from sale and leaseback financing, net of issuance and deferred financing costs	—	—	169,717
Payments on sale and leaseback financing and finance lease	(303,504)	(49,294)	(135,965)
Payments of deferred financing costs	(11,666)	(5,759)	(3,577)
Cash dividends paid	(144,611)	(284,416)	(308,154)
Repurchases of common stock	—	(25,000)	(13,948)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(6,141)	(7,055)	(5,819)
Net cash used in financing activities	(279,324)	(361,375)	(681,119)
Net (decrease)/increase in cash and cash equivalents	(40,584)	30,746	(116,984)
Cash and cash equivalents at beginning of year	157,506	126,760	243,744
Cash and cash equivalents at end of year	$116,922	$157,506	$126,760

See notes to consolidated financial statements

International Seaways, Inc.

INTERNATIONAL SEAWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

		Retained	Accumulated
		Earnings /	Other
		(Accumulated	Comprehensive
	Capital	Deficit)	Income/(Loss)	Total
Balance at January 1, 2023	$1,502,235	$(21,447)	$6,964	$1,487,752
Net income	—	556,446	—	556,446
Other comprehensive loss	—	—	(8,027)	(8,027)
Dividends declared	—	(308,165)	—	(308,165)
Common stock withheld related to net share settlement of equity awards	(5,819)	—	—	(5,819)
Compensation relating to restricted stock awards	1,045	—	—	1,045
Compensation relating to restricted stock units awards	6,899	—	—	6,899
Compensation relating to stock option awards	574	—	—	574
Repurchase of common stock	(13,948)	—	—	(13,948)
Balance at December 31, 2023	1,490,986	226,834	(1,063)	1,716,757
Net income	—	416,724	—	416,724
Other comprehensive loss	—	—	(6,798)	(6,798)
Dividends declared	—	(284,416)	—	(284,416)
Common stock withheld related to net share settlement of equity awards	(7,055)	—	—	(7,055)
Compensation relating to restricted stock awards	1,212	—	—	1,212
Compensation relating to restricted stock units awards	7,689	—	—	7,689
Compensation relating to stock option awards	99	—	—	99
Equity consideration issued for purchase of vessels	36,836	—	—	36,836
Repurchase of common stock	(25,000)	—	—	(25,000)
Balance at December 31, 2024	1,504,767	359,142	(7,861)	1,856,048
Net income	—	309,261	—	309,261
Other comprehensive loss	—	—	(2,979)	(2,979)
Dividends declared	—	(144,611)	—	(144,611)
Common stock withheld related to net share settlement of equity awards	(6,141)	—	—	(6,141)
Compensation relating to restricted stock awards	1,045	—	—	1,045
Compensation relating to restricted stock units awards	7,654	—	—	7,654
Balance at December 31, 2025	$1,507,325	$523,792	$(10,840)	$2,020,277

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

As of December 31, 2025, the Company owned or operated a fleet of 70 wholly-owned or lease financed and time chartered-in oceangoing vessels. In addition to its operating fleet, four LR1 newbuilds are scheduled for delivery to the Company by third quarter of 2026, bringing the total operating and newbuild fleet to 74 vessels as of December 31, 2025. The Company’s operating fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Vessels chartered-in may be bareboat charters or time charters. Under either a bareboat charter or time charter, a customer pays a daily or monthly rate for a fixed period of time for use of the vessel. Under a bareboat charter, the customer pays all costs of operating the vessel, including voyage expenses, such as fuel, canal tolls and port charges, and vessel expenses such as crew costs, vessel stores and supplies, lubricating oils, maintenance and repair, insurance and communications associated with operating the vessel. Under a time charter, the customer pays all voyage expenses and the shipowner pays all vessel expenses.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

All intercompany balances and transactions within the Company have been eliminated. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method.

Risks and Uncertainties

The consolidated financial statements presented herein reflect estimates and assumptions made by management at December 31, 2025. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after February 26, 2026, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

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

The allowance for credit losses reflects our best estimate of probable losses inherent in the voyage receivables balance and is recognized as an allowance or contra-asset to the voyage receivables balance. Provisions for credit losses associated with voyage receivables are included in general and administrative expenses on the consolidated statements of operations. The movement in the allowance for credit losses during the three years ended December 31, 2025 is summarized as follows:

(Dollars in thousands)	Allowance for Credit Losses - Voyage Receivables
Balance at January 1, 2023	$261
Provision for expected credit losses	(70)
Balance at December 31, 2023	191
Reversal of expected credit losses	(11)
Write-offs charged against the allowance	(94)
Balance at December 31, 2024	86
Reversal of expected credit losses	(34)
Balance at December 31, 2025	$52

During the years ended December 31, 2025, 2024 and 2023, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 95% and 98% of consolidated voyage receivables at December 31, 2025 and December 31, 2024, respectively.

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

Costs capitalized to vessels during construction include shipyard costs, direct cost of project design and engineering, project site office administration costs, crew familiarization training costs and interest costs. Interest costs capitalized during the construction period of a vessel represent the amount which theoretically could have been avoided had the Company not made installment payments on the vessel under construction. Interest capitalized aggregated $4.2 million, $1.3 million, and $2.4 million in 2025, 2024, and 2023, respectively (See Note 5, “Vessels, Deferred Drydock and Other Property”).

International Seaways, Inc.

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

6.    Impairment of long-lived assets — The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from the highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third-party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 5, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2025.

7.    Deferred finance charges — Finance charges, excluding original issue discount, incurred in the arrangement and/or amendments resulting in the modification of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $12.6 million and $11.2 million relating to the $500 Million Revolving Credit Facility, the $160 Million Revolving Credit Facility, and the undrawn ECA Credit Facility tranches as of December 31, 2025 and 2024, respectively, are included in other assets in the consolidated balance sheets. Unamortized deferred financing charges of $11.1 million and $6.4 million as of December 31, 2025 and 2024, respectively, relating to the Company’s outstanding debt facilities, are included in long-term debt in the consolidated balance sheets.

Interest expense relating to the amortization of deferred financing costs amounted to $4.3 million in 2025, $3.3 million in 2024 and $4.7 million in 2023.

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

9.    Leases — The Company currently has two major categories of lease contracts under which the Company is a lessee – chartered-in vessels and leased office space. Chartered-in vessels include bareboat charters which have a lease component only and time charters which have both lease and non-lease components. The lease component relates to the cost to a lessee to control the use of the vessel and the non-lease components relate to the cost to the lessee for the lessor to operate the vessel (technical management service components). For time charters-in, the Company has separated non-lease components from lease component and scoped out non-lease components from the application of ASC 842. For leased office space, the Company has elected the ASC 842 practical expedient to account for the lease and non-lease components as a single lease component as it is not practical to separate the insignificant non-lease components from the associated lease components for these types of leases. Further, the Company has elected as an accounting policy not to apply ASC 842 to its portfolio of short-term leases (i.e., leases with an original term of 12-months or less). Instead, the lease payments are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. (see Note 14, “Leases,” for additional information with respect to the Company’s short-term leases).

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

International Seaways, Inc.

VIE. If we are not the primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with applicable generally accepted accounting principles in the United States.

We assess whether any changes in our interest or relationship with the entity have occurred that may affect our determination of whether the entity is a VIE and, if so, whether we are or remain the primary beneficiary. See Note 6, “Variable Interest Entities,” for additional information.

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

15. Recently adopted accounting standards – In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company adopted the standard in this annual report for the year ended December 31, 2025 and applied retrospectively to all periods presented in the consolidated financial statements. See Note 10, “Taxes.”

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal - Use Software (ASC 350-40): Targeted Improvements to the Accounting for Internal - Use Software. This new guidance is intended to eliminate the use of project stages and introduces a principles-based framework for recognizing and capitalizing internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (ASC 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. This new guidance is intended to enable entities to achieve and maintain hedge accounting for a broader population of highly effective economic hedges while reducing cost and complexity. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The amendments require adoption on a prospective basis. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

International Seaways, Inc.

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

There were 23,674, 22,134 and 36,078 weighted average shares of unvested restricted common stock shares considered to be participating securities for the years ended December 31, 2025, 2024 and 2023, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of December 31, 2025, there were 337,744 shares of restricted stock units and 127,980 stock options outstanding considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

(Dollars in thousands)	2025	2024	2023
Numerator:
Net income allocated to:
Common Stockholders	$309,107	$416,546	$556,043
Participating securities	154	178	403
	$309,261	$416,724	$556,446

Denominator:
Weighted-average common shares outstanding, basic	49,335,230	49,270,496	48,978,452
Dilutive effect of stock options	84,257	105,835	121,545
Dilutive effect of performance-based restricted stock units	94,599	173,858	127,623
Dilutive effect of restricted stock units	81,859	129,937	201,347
Weighted-average common shares outstanding, diluted	49,595,945	49,680,127	49,428,967

There were no antidilutive equity awards outstanding for the year ended December 31, 2025. Awards of 33,245 and 40,504 for the years ended December 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

International Seaways, Inc.

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

Information about the Company’s reportable segments as of and for each of the years in the three-year period ended December 31, 2025 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Totals
2025
Shipping revenues	$439,611	$403,691	$—	$843,302
Time charter equivalent revenues	423,267	396,347	—	819,614
Vessel expenses	119,290	146,853	—	266,143
Charter hire expenses	14,419	18,842	—	33,261
Depreciation and amortization	76,347	87,239	—	163,586
Gain on disposal of vessels and other assets	(9,833)	(32,704)	—	(42,537)
Adjusted income from vessel operations	213,211	143,413	—	356,624
Adjusted total assets at December 31, 2025	1,411,798	1,064,693	—	2,476,491
Expenditures for vessels and vessel improvements	120,922	219,558	—	340,480
Payments for drydocking	22,781	61,430	—	84,211
2024
Shipping revenues	$451,351	$500,262	$—	$951,613
Time charter equivalent revenues	437,095	496,008	—	933,103
Vessel expenses	130,107	145,554	—	275,661
Charter hire expenses	14,322	15,517	—	29,839
Depreciation and amortization	80,988	68,452	—	149,440
Loss/(gain) on disposal of vessels and other assets, net of impairments	8,704	(41,361)	—	(32,657)
Adjusted income from vessel operations	211,678	266,485	—	478,163
Adjusted total assets at December 31, 2024	1,437,883	1,005,559	—	2,443,442
Expenditures for vessels and vessel improvements	1,135	277,659	—	278,794
Payments for drydocking	9,893	48,749	—	58,642
2023
Shipping revenues	$524,006	$547,769	$—	$1,071,775
Time charter equivalent revenues	512,220	543,299	—	1,055,519
Vessel expenses	115,708	143,831	—	259,539
Charter hire expenses	11,870	27,534	—	39,404
Depreciation and amortization	76,877	52,160	1	129,038
Gain on disposal of vessels and other assets	(12)	(35,922)	—	(35,934)
Adjusted income/(loss) from vessel operations	307,764	319,775	(1)	627,538
Adjusted total assets at December 31, 2023	1,523,713	785,778	—	2,309,491
Expenditures for vessels and vessel improvements	184,467	20,692	—	205,159
Payments for drydocking	5,659	28,880	—	34,539

International Seaways, Inc.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2025	2024	2023
Time charter equivalent revenues	$819,614	$933,103	$1,055,519
Add: Voyage expenses	23,688	18,510	16,256
Shipping revenues	$843,302	$951,613	$1,071,775

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

Reconciliations of adjusted income from vessel operations of the segments to income before income taxes, as reported in the consolidated statements of operations follow:

(Dollars in thousands)	2025	2024	2023
Total adjusted income from vessel operations of all segments	$356,624	$478,163	$627,538
General and administrative expenses	(50,235)	(52,607)	(47,473)
Other operating expenses	(3,541)	(2,820)	—
Third-party debt modification fees	—	(168)	(568)
Gain on disposal of vessels and other assets, net of impairments	42,537	32,657	35,934
Consolidated income from vessel operations	345,385	455,225	615,431
Other income	6,169	10,118	10,652
Interest expense	(42,704)	(49,703)	(65,759)
Income before income taxes	$308,850	$415,640	$560,324

Reconciliations of adjusted total assets of the segments to amounts included in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Adjusted total assets of all segments	$2,476,491	$2,443,442
Corporate cash and cash equivalents	116,922	157,506
Short-term investments	50,000	—
Other unallocated amounts	25,229	35,449
Consolidated total assets	$2,668,642	$2,636,397

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2025 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Other	Consolidated
Total vessels, deferred drydock and other property at December 31, 2025	$1,312,781	$931,479	$708	$2,244,968
Total vessels, deferred drydock and other property at December 31, 2024	1,345,241	831,493	706	2,177,440
Total vessels, deferred drydock and other property at December 31, 2023	1,420,750	575,642	584	1,996,976

International Seaways, Inc.

NOTE 5 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Vessels, at cost	$2,573,678	$2,506,606
Accumulated depreciation	(500,534)	(460,623)
Vessels, net	2,073,144	2,045,983
Other property, at cost	10,893	9,961
Accumulated depreciation and amortization	(6,051)	(5,733)
Other property, net	4,842	4,228
Total vessels and other property, net	2,077,986	2,050,211

Construction in Progress	57,725	37,020

The aggregate carrying value of the 38 owned and chartered-in vessels pledged as collateral under the Company’s debt and lease financing facilities (see Note 8, “Debt”) was $1,295.8 million as of December 31, 2025.

A breakdown of the carrying value of the Company’s owned and chartered-in vessels by reportable segment and fleet as of December 31, 2025 and 2024 follows:

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2025 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$1,044,795	$(213,985)	$830,810	8.5	12
Suezmax	452,307	(98,652)	353,655	11.8	13
Aframax	109,533	(24,087)	85,446	13.8	4
Total Crude Tankers(1)	1,606,635	(336,724)	1,269,911	10.0	29

Product Carriers
LR2	75,162	(31,081)	44,081	11.4	1
LR1	200,499	(21,028)	179,471	10.2	6
MR	691,382	(111,701)	579,681	14.3	33
Total Product Carriers(2)	967,043	(163,810)	803,233	13.3	40

Fleet Total	$2,573,678	$(500,534)	$2,073,144	10.9	69
(1)	Includes one VLCC with carrying value of $118.4 million, which the Company believes exceeds its market value of approximately $116.7 million by $1.7 million.
(2)	Includes nine MRs with aggregate carrying value of $327.2 million, which the Company believes exceeds their aggregate market values of approximately $283.9 million by $43.3 million.

International Seaways, Inc.

			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
As of December 31, 2024 (Dollars in thousands)	Cost	Depreciation	Value	(by dwt)	Vessels
Crude Tankers
VLCC	$1,055,765	$(209,650)	$846,115	8.8	13
Suezmax	451,416	(79,900)	371,516	10.8	13
Aframax	109,306	(18,529)	90,777	12.8	4
Total Crude Tankers	1,616,487	(308,079)	1,308,408	9.7	30

Product Carriers
LR2	75,128	(28,280)	46,848	10.4	1
LR1	118,265	(33,198)	85,067	15.6	6
MR	696,726	(91,066)	605,660	14.2	39
Total Product Carriers	890,119	(152,544)	737,575	14.3	46

Fleet Total	$2,506,606	$(460,623)	$2,045,983	11.0	76

Vessel activity for the three years ended December 31, 2025 is summarized as follows:

(Dollars in thousands)	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at January 1, 2023	$2,004,420	(327,321)	$1,677,099
Purchases and vessel additions	360,822	—
Disposals	(32,176)	3,904
Depreciation	—	(98,859)
Balance at December 31, 2023	2,333,066	(422,276)	1,910,790
Purchases and vessel additions	280,786	—
Disposals	(33,281)	5,681
Depreciation	—	(109,293)
Impairment	(73,965)	65,265
Balance at December 31, 2024	2,506,606	(460,623)	2,045,983
Purchases and vessel additions	327,480	—
Disposals	(260,408)	72,183
Depreciation	—	(112,094)
Balance at December 31, 2025	$2,573,678	$(500,534)	$2,073,144

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Vessel Impairments

During the year ended December 31, 2025, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2024, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-use or held-for-sale impairment indicators existed for the Company’s vessels during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2023, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. During the quarter ended December 31, 2024, the Company determined that the contracted sale of one of its 2010-built VLCCs resulted in the recognition of a held-for-use impairment charge of $8.7 million.

During the year ended December 31, 2023, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2022, that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company determined that no held-for-use or held-for-sale impairment indicators existed for the Company’s vessels during the year ended December 31, 2023.

International Seaways, Inc.

Vessel Acquisitions and Construction Commitments

Construction of the Company’s three dual-fuel LNG VLCCs was completed during 2023. All three vessels commenced employment under seven-year time charter contracts with an oil major shortly after being delivered from the shipyard.

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $359 million. Between September and October 2025, two of the six LR1s were delivered to the Company. The remaining four LR1s are expected to be delivered by the third quarter of 2026. The remaining commitments on the contracts for the construction of the four LR1 newbuilds as of December 31, 2025 were $188.5 million, which will be paid through a combination of borrowings under the ECA Credit Facility (see Note 8, “Debt”) and available liquidity.

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

In November 2024, the Company entered into memoranda of agreements for the sale of one 2010-built VLCC and one 2011-built VLCC for an aggregate sales price of $116.6 million and the purchase of three 2015-built MRs for an aggregate purchase price of $119.5 million with the same counterparty. The Company closed on all five transactions between December 2024 and February 2025, with net cash outflow of $2.9 million, representing the difference in transaction prices among the five vessels. In conjunction with the agreements, the buyer of each vessel was required to lodge a deposit equal to 10% of the vessel’s purchase price into an escrow account, and to ensure that all five vessel transactions were executed, the seller of each vessel was also required to make an additional security deposit of $2.5 million into an escrow account. These security deposits were refunded to each respective seller after all five vessel transactions were completed in February 2025.

On November 14, 2025, the Company completed the purchase of a 2020-built, scrubber-fitted VLCC for $119.0 million.

Disposal/Sales of Vessel and Other Property

During 2023, the Company recognized a net aggregate gain of $36.1 million on disposal of three 2008-built MRs.

During 2024, the Company recognized a net aggregate gain of $41.3 million on disposal of one 2009-built and two 2008-built MRs.

During 2025, the Company recognized a net aggregate gain of $42.5 million on disposal of one 2010-built VLCC, one 2011-built VLCC, two 2006-built LR1s, five 2007-built MRs, and three 2008-built MRs.

In December 2025, the Company entered into memoranda of agreements for the sale of one 2007-built MR Product Carrier and two 2008-built MR Product Carriers for net proceeds of approximately $44.7 million after fees and commissions. The vessels were delivered to their buyers between January and February 2026.

Between January and February 2026, the Company entered into memoranda of agreements for the sale of one 2010-built VLCC, one 2012-built VLCC and two 2008-built MRs for net proceeds of approximately $171.7 million after fees and commissions. The vessels are expected to be delivered to their buyers in the first quarter of 2026.

International Seaways, Inc.

Drydocking activity for the three years ended December 31, 2025 is summarized as follows:

(Dollars in thousands)	2025	2024	2023
Balance at January 1	$90,209	$70,880	$65,611
Additions	85,326	61,696	35,117
Sub-total	175,535	132,576	100,728
Drydock amortization	(50,743)	(39,391)	(28,787)
Amount charged to gain or loss on disposal of vessels	(15,535)	(2,976)	(1,061)
Balance at December 31	$109,257	$90,209	$70,880

The total additions above will differ from payments for drydocking as shown in the consolidated statements of cash flows because of the timing of when payments were made.

NOTE 6 —VARIABLE INTEREST ENTITIES (“VIEs”):

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

From time to time, INSW enters into joint ventures to take advantage of commercial opportunities. In each joint venture, INSW had the same relative rights and obligations and financial risks and rewards as its partners. INSW evaluated all of its pooling and joint venture arrangements to determine if they were variable interest entities (“VIEs”). INSW determined that each pool and each joint venture met the criteria of a VIE and, therefore, INSW reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The following table presents the carrying amounts of assets and liabilities in the consolidated balance sheets related to the unconsolidated VIEs as of December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Pool working capital deposits	$33,051	$35,372

International Seaways, Inc.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2025:

(Dollars in thousands)	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$—	$33,051

In addition, as of December 31, 2025, the Company had approximately $166.4 million of trade receivables due from the pools that were determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2025.

In January 2026 the Company purchased CMB.Tech’s 50% equity interest in Tankers (UK) Agencies Limited (“TUKA”). The transaction resulted in INSW holding a 100% equity interest in TUKA. TUKA is a voting interest entity that serves as the commercial manager for Tankers International Limited (“TIL”), which is the VLCC pool company and is a VIE. TUKA owns 100% of the equity interest in TIL. The Company currently expects that commencing in 2026 TUKA will be consolidated under the voting interest entity model, and TIL will retain its classification as an unconsolidated VIE.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024	Fair Value Level
Cash and cash equivalents	$116,922	$157,506	Level 1
Short-term investments(1)	50,000	—	Level 1
2030 Bonds	(249,748)	—	Level 1
ECA Credit Facility	(81,494)	—	Level 2
$500 Million Revolving Credit Facility(2)	—	(144,581)	Level 2
Ocean Yield Lease Financing(2)	—	(282,627)	Level 2
BoComm Lease Financing(3)	(174,713)	(188,370)	Level 2
Toshin Lease Financing(3)	(10,151)	(11,662)	Level 2
Hyuga Lease Financing(3)	(10,164)	(11,776)	Level 2
Kaiyo Lease Financing(3)	(9,485)	(10,554)	Level 2
Kaisha Lease Financing(3)	(8,921)	(10,656)	Level 2
(1)	Short-term investments consist of time deposits with original maturities of between 91 and 180 days.
(2)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three months.
(3)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

The Company uses interest rate caps, collars and swaps for the management of interest rate risk exposure associated with changes in SOFR interest rate payments due on its credit facilities.

On June 2, 2022, the Company entered into amortizing interest rate swap agreements covering a notional amount of $475 million of the then $750 Million Facility Term Loan (now $500 Million Revolving Credit Facility) with major financial institutions participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of

International Seaways, Inc.

2.84% through the maturity date of February 22, 2027, effective August 22, 2022. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges. The outstanding unamortized notional amount of these interest rates swaps was $118.5 million as of December 31, 2025 covering for accounting purposes the $81.5 million principal balance outstanding under the ECA Credit Facility and expected further drawdowns of variable-rate debt outstanding under the ECA Credit Facility (in connection with the delivery of the four remaining LR1 newbuilds) of at least the designated notional amount of the interest rate swaps through to the maturity date of the interest rate swaps.

Terminated Derivatives

In November 2021, in connection with the refinancing of one of its then outstanding credit facilities, the Company terminated its amended interest rate swap agreement providing for a fixed-three month LIBOR rate of 2.5%, originally scheduled to expire on December 21, 2027, with a cash payment of $11.7 million. The amended interest rate swap agreement did not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and was deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative was bifurcated and accounted for separately in the same manner as the Company’s other derivatives. The financing component was recorded in current and noncurrent other liabilities on the consolidated balance sheets at amortized cost. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statement of cash flows. Upon termination, a $4.2 million loss related to the extinguishment of the financing component of the hybrid instrument was recognized in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2021 and a $4.1 million loss associated with the embedded derivative component of the hybrid instrument remained in accumulated other comprehensive income/(loss) to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $0.5 million of gain, $1.7 million of loss, and $2.0 million of loss were released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, approximately $0.9 million in gain from previously terminated interest rate swaps is expected to amortize out of accumulated other comprehensive loss to earnings within the next 12 months.

In May 2022, in connection with the refinancing of certain of the Company’s debt facilities, the Company terminated all of its existing in-the-money LIBOR based interest swaps with an aggregate notional amount of approximately $358.6 million and received net cash proceeds of approximately $9.6 million. Upon termination, a $9.7 million gain associated with the swaps remained in accumulated other comprehensive income to be released into earnings as the forecasted interest accrual transactions either affect earnings or become not probable of occurring. Approximately $0.1 million, $2.5 million and $4.1 million of this gain was released to interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively, and the swaps are fully amortized as of December 31, 2025.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying consolidated balance sheets related to the Company’s use of derivatives as of December 31, 2025 and 2024:

Fair Values of Derivative Instruments:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
December 31, 2025:
Derivatives designated as hedging instruments:
Interest rate swaps	$406	$5	$139
Total	$406	$5	$139

December 31, 2024:
Derivatives designated as hedging instruments:
Interest rate swaps	$2,080	$801	$453
Total	$2,080	$801	$453

International Seaways, Inc.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive income/(loss), including hedges of equity method investees, for the three years ended December 31, 2025 follows:

(Dollars in thousands)	2025	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$104	$3,532	$3,187
Total other comprehensive income	$104	$3,532	$3,187

The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the three years ended December 31, 2025 is shown below:

(Dollars in thousands)	2025	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,575)	$(6,885)	$(8,601)

Discontinued hedging instruments:
Interest rate swap	(612)	(820)	(2,149)

Total interest income	$(3,187)	$(7,705)	$(10,750)

See Note 12, “Accumulated Other Comprehensive Income/(loss),” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

(Dollars in thousands)	December 31, 2025	December 31, 2024	Fair Value Level
Derivative Assets (interest rate swaps)	$550	$3,334	Level 2(1)
(1)	Fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

NOTE 8 —DEBT:

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

The balances in the following table reflect the amounts due under the Company’s secured debt facilities and secured lease financing arrangements, net of any unamortized deferred financing fees or discounts/premiums:

(Dollars in thousands)	December 31, 2025	December 31, 2024
$500 Million Revolving Credit Facility, due 2030	$—	$144,581
ECA Credit Facility, due 2037, net of amortized deferred finance costs of $3,030	78,464	—
2030 Bonds, due 2030, net of amortized deferred finance costs of $4,774	245,226	—
Ocean Yield Lease Financing, due 2031, net of unamortized deferred finance costs of $2,154	—	280,473
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,731 and $3,438	202,505	216,343
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $189 and $243	11,092	12,510
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $157 and $207	10,808	12,270
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $126 and $174	9,500	11,059
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $129 and $183	9,484	11,171
	567,079	688,407
Less current portion	(25,788)	(50,054)
Long-term portion	$541,291	$638,353

Capitalized terms used hereafter have the meaning given in these consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ECA Credit Facility

On August 20, 2025, the Company entered into a credit agreement (the “ECA Credit Facility”) with DNB Bank ASA, New York Branch, as facility agent, K-Sure agent, security agent and hedge counterparty; DNB Capital LLC, as lender; and DNB Markets, Inc., as arranger. The ECA Credit Facility consists of (1) a 12-year term loan facility of up to $239.7 million and (2) a commercial credit facility of up to $91.9 million, collectively for use in respect of partly financing the acquisition of six LR1 newbuildings under construction at K Shipbuilding Co., Ltd in Korea. The facilities combine for an effective 20-year amortization profile.

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

Between September and October 2025, the Company borrowed $81.5 million under the ECA Credit Facility upon the delivery of the first two LR1 newbuildings.

2030 Bonds

On September 23, 2025, the Company issued $250 million aggregate principal amount of 7.125% senior unsecured bonds maturing on September 23, 2030, unless earlier redeemed or repurchased (the “2030 Bonds”), at an issue price of 100%.

International Seaways, Inc.

Interest will be paid semi-annually in arrears on March 23 and September 23 each year (and subject to business day conventions), commencing March 23, 2026. The 2030 Bonds are senior unsecured obligations of the Company and will be equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The 2030 Bonds have a denomination of $0.125 million, and application will be made to list the 2030 Bonds on the Oslo Stock Exchange.

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

The Company used the net proceeds from the 2030 Bonds to finance the repurchase of the six VLCCs secured by the Ocean Yield Lease Financing on November 10, 2025.

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

On May 24, 2022, the available amount of $530 million under the $750 Million Facility Term Loan was drawn in full, and $70 million of the $220 million available under the $750 Million Facility Revolving Loan was also drawn. The loan proceeds, together with available cash, were used to repay an aggregate total of $574.8 million in outstanding principal balances under various credit agreements the Company was party to at the time and to pay certain expenses related to the refinancing, including certain structuring and arrangement fees, legal and administrative fees totaling $10.5 million.

International Seaways, Inc.

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

On March 10, 2023, the Company entered into the first amendment to the $750 Million Credit Facility. Pursuant to the amendment, the Company (a) prepaid $97 million of outstanding principal under the $750 Million Facility Term Loan; (b) obtained a release of collateral vessel mortgages over 22 MR product carriers; (c) received from the lenders additional revolving credit commitments in an aggregate amount of $40 million, which additional commitments constituted an increase to, and were subject to the same terms and conditions as, the previously-existing revolving credit commitments; and (d) made certain other amendments to the credit agreement and ancillary documents, including amendments relating to certain hedging obligations related to the credit agreement and to repayment schedules. Following the effectiveness of the amendment, (a) the aggregate outstanding principal amount under the $750 Million Facility Term Loan was $366.3 million, and (b) the aggregate principal commitments available under the $750 Million Facility Revolving Loan was $257.4 million.

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

International Seaways, Inc.

performance against these sustainability measures could impact the margin by five basis points. At the time of closing, $94.6 million was drawn on the $500 Million Revolving Credit Facility.

Between the closing of the second amendment and December 31, 2024, an additional $120 million was drawn on the $500 Million Revolving Credit Facility and $70 million subsequently repaid, leaving an aggregate outstanding principal balance of $144.6 million as of December 31, 2024.

On March 21, 2025, the Company entered into an agreement with the lenders under the $500 Million Revolving Credit Facility whereby two of the three MRs acquired in the vessel exchange transactions described in Note 5, “Vessels, Deferred Drydock and Other Property” were pledged as collateral under the $500 Million Revolving Credit Facility. These vessels comprise Substitution Vessels, replacing one of the two VLCCs sold in the vessel exchange transactions.

On October 7, 2025, the Company and certain of its subsidiaries entered into a third amendment to the $500 Million Revolving Credit Facility with Nordea Bank Abp, New York Branch (as administrative agent, collateral agent, security trustee and a lender) and the other lenders thereunder. Pursuant to the amendment, the Borrower and certain subsidiary guarantors originally formed in the Republic of the Marshall Islands or the Republic of Liberia, as applicable, were permitted to redomicile to Bermuda. The redomiciliations took place during the fourth quarter of 2025 (see Note 10, “Taxes”). There were no other material changes to the terms of the credit agreement.

During the year ended 2025, the Company drew $80 million under the $500 Million Revolving Credit Facility and repaid an aggregate of $224.6 million of the principal balance outstanding under this facility, leaving the facility fully undrawn with a capacity of $423.9 million as of December 31, 2025.

The $500 Million Revolving Credit Facility also contains customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that are consistent with the financial covenants that previously existed in the $750 Million Credit Facility as further described below.

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

International Seaways, Inc.

On September 29, 2023, $50 million of the $160 million available under the $160 Million Revolving Credit Facility was drawn for general corporate purposes (including paying certain expenses related to the new financing). The $50 million was repaid in full on October 30, 2023. The undrawn revolver capacity under this facility has decreased to $132.8 million as of December 31, 2025.

On October 7, 2025, the Company and certain of its subsidiaries entered into the first amendment to the $160 Million Revolving Credit Facility with Nordea Bank Abp, New York Branch (as administrative agent, collateral agent, security trustee and a lender) and the other lenders thereunder, to effect the redomiciliations described above under the third amendment to the $500 Million Revolving Credit Facility described above. There were no other material changes to the terms of the credit agreement.

Lease Financing Arrangements

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

Extinguished Credit Facilities

Ocean Yield Lease Financing

On October 26, 2021, the Company entered into lease financing arrangements with Ocean Yield ASA for the sale and leaseback of six VLCCs for a total net sale price of $374.6 million (the “Ocean Yield Lease Financing”). The proceeds from the transactions, which were received on November 8, 2021, were used to prepay a $228.4 million outstanding loan balance previously collateralized by the vessels and for general corporate purposes, which included a $100.0 million voluntary prepayment on another of the Company’s outstanding credit facilities at the time. The Company incurred issuance and other debt financing costs of $3.9 million on this transaction. Under these lease financing arrangements, each of the six VLCCs were subject to a 10-year bareboat charter with purchase options exercisable commencing at the end of the fourth year and purchase obligations at the end of the 10-year term equal to the outstanding principal balance of $82.5 million in total at that date. Charter hire under these arrangements was comprised of a fixed monthly repayment amount aggregating $2.4 million plus a variable interest component calculated based on three-month LIBOR plus a margin of 4.05%. The terms and conditions, including financial covenants, of the arrangements were in-line with those within the Company’s other debt facilities.

In April 2025, the Company tendered an irrevocable notice of its intention to exercise purchase options on the six VLCCs that were bareboat chartered-in under this lease financing arrangements. The aggregate purchase price for the six vessels of $257.8 million, consisted of the $257.5 million remaining debt balance and $0.3 million of other costs. The transaction closed on November 10, 2025.

ING Credit Facility

On November 12, 2021, the Company, together with its indirect subsidiaries Diamond S Shipping Inc. (together with the Company, the “Guarantors”) and NT Suez One LLC, the borrower, entered into a credit agreement for a $25 million term loan facility with ING Bank N.V., London Branch, as lender, administrative agent, collateral agent and security trustee (the “ING Credit Facility”). The ING Credit Facility was secured by a first lien on the Suezmax owned by NT Suez One LLC, a wholly owned subsidiary of the Company, along with its earnings, insurances and certain other assets. The full $25 million was drawn down on November 12, 2021 and used to repay approximately $22.0 million of outstanding and accrued interest under the maturing debt facility that previously financed the Suezmax. The Company also incurred issuance and other debt financing costs of $0.6 million on this transaction. Interest on the loan was based upon LIBOR plus a margin of 2%. The loan amortized in quarterly installments of approximately $0.5 million commencing in February 2022 and was to mature on the fifth anniversary of the borrowing date in November 2026 with a final balloon payment due at maturity in an amount equal to the remaining principal amount of the loan outstanding on that date.

On April 18, 2024, the Company prepaid the outstanding principal balance of $20.3 million and terminated the ING Credit Facility.

COSCO Lease Financing

On December 23, 2021, the Company entered into lease financing arrangements with Oriental Fleet International Company Limited (“COSCO Shipping”) for the sale and leaseback of a 2013-built Aframax and a 2014-built LR2, for a net sale price of $54.0 million in total (the “COSCO Lease Financing”). The transactions generated $19.9 million net proceeds, after prepaying $34.1 million outstanding under the credit facility these vessels collateralized. The Company also incurred issuance and other debt financing costs of $1.4 million on this transaction. Under these lease financing arrangements, each of the two vessels was subject to a seven-year bareboat charter with purchase options exercisable commencing after the end of the second year and purchase obligations at the end of the seven-year term equal to the outstanding principal balance of $18.9 million at that date. Charter hire under these arrangements is comprised of a fixed quarterly repayment amount aggregating $1.3 million plus a variable interest component calculated based on

International Seaways, Inc.

three-month LIBOR plus a margin of 3.90%. The terms and conditions, including financial covenants, of the arrangements were in-line with those within the Company’s existing debt facilities.

In May 2023, the Company tendered notice of its intention to exercise its options to purchase the two vessels, which were bareboat chartered-in under the COSCO Lease Financing arrangements. The aggregate purchase price for the two vessels of $46.4 million, consisted of the $45.2 million remaining debt balance and $1.2 million of purchase option premiums. The transaction closed on July 3, 2023.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of December 31, 2025.

The $500 Million Revolving Credit Facility, $160 Million Revolving Credit Facility, the ECA Credit Facility, and the 2030 Bonds contain customary representations, warranties, restrictions and covenants applicable to the Company, the Borrower and the subsidiary guarantors (and in certain cases, other subsidiaries), including financial covenants that require the Company (i) to maintain a minimum liquidity level of the greater of $50 million and 5% of the Company’s Consolidated Indebtedness; (ii) to ensure the Company’s and its consolidated subsidiaries’ Maximum Leverage Ratio will not exceed 0.65 to 1.00 under the ECA Credit Facility and 2030 Bonds or 0.60 to 1.00 under the other facilities, at any time; (iii) to ensure that Current Assets exceeds Current Liabilities (which is defined to exclude the current portion of Consolidated Indebtedness); (iv) to ensure the aggregate Fair Market Value of the Collateral Vessels will not be less than 135% of the aggregate outstanding principal amount of each facility; or not be less than 125% of the aggregate outstanding principal amount of the ECA Credit Facility; and (v) under the 2030 Bonds, have a minimum level of free liquidity in order to make permitted distributions.

The Company’s bonds and credit facilities also require it to comply with a number of covenants, including the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

Interest Expense

The following table summarizes interest expense before the impact of capitalized interest, including amortization of deferred financing costs (for additional information related to deferred financing costs see Note 2, “Significant Accounting Policies”), commitment fees of $3.7 million, $3.5 million, and $2.4 million, and other administrative fees, recognized during the years ended December 31, 2025, 2024 and 2023, respectively, with respect to the Company’s debt facilities:

(Dollars in thousands)	2025	2024	2023
$750 Million Credit Facility / $500 Million Revolving Credit Facility	$4,904	$2,337	$18,351
$160 Million Revolving Credit Facility	1,452	2,881	616
ECA Credit Facility	1,220	—	—
2030 Bonds	5,095	—	—
Vessel lease financing arrangements	12,912	13,878	15,157
Extinguished credit facilities and lease financing arrangements(1)	20,508	30,803	32,956
Total debt related interest expense	$46,091	$49,899	$67,080
(1)	Includes interest expense (including amortization of terminated interest rate swap agreements as described in Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures”) on principal balances outstanding under the Ocean Yield Lease Financing, the ING Credit Facility, which were repaid in November 2025 and April 2024, respectively, and certain of the Company’s other debt facilities.

International Seaways, Inc.

The following table summarizes interest paid, net of interest rate swap cash settlements, excluding deferred financing fees paid, during the years ended December 31, 2025, 2024 and 2023 with respect to the Company’s debt facilities:

(Dollars in thousands)	2025	2024	2023
$750 Million Credit Facility / $500 Million Revolving Credit Facility	$2,713	$1,800	$19,798
$160 Million Revolving Credit Facility	983	—	311
ECA Credit Facility	549	—	—
Vessel lease financing arrangements	12,087	13,017	13,668
Extinguished credit facilities and lease financing arrangements	20,641	29,772	32,650
Total debt related interest expense paid	$36,973	$44,589	$66,427

Debt Modifications, Repurchases and Extinguishments

During the year ended December 31, 2025, in connection with the prepayment of the Ocean Yield Lease Financing, the Company recognized an aggregate net loss of $1.8 million from the write-off of unamortized deferred financing costs and $0.3 million of costs paid in conjunction with this transaction.

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

As of December 31, 2025, the aggregate annual principal payments required to be made on the Company’s financing arrangements are as follows:

(Dollars in thousands)	Amount
2026	$25,788
2027	26,997
2028	27,982
2029	28,979
2030	402,617
Thereafter	65,851
Aggregate principal payments required	$578,214

International Seaways, Inc.

NOTE 9 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Accounts payable	$1,655	$5,828
Accrued payroll and benefits	9,754	10,167
Accrued general and administrative expenses	3,178	1,525
Accrued vessel expenses	19,169	19,835
Accrued drydock, repairs and vessel betterment costs	8,616	10,108
Bunkers and lubricants	278	1,025
Insurance	680	96
Due to owners on chartered in vessels	1,233	902
EUAs due to authorities	9,726	4,990
Charter revenues received in advance	5,977	7,834
Accrued interest expense	5,973	1,018
Other	3,682	2,936
Total accounts payable, accrued expense and other current liabilities	$69,921	$66,264

NOTE 10 —TAXES:

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

Prior to September 2025, INSW’s subsidiaries that own and operate vessels were primarily domiciled in the Marshall Islands and Liberia, which do not impose income tax on offshore shipping operations. Beginning in September 2025, in an effort to maximize future operational and strategic flexibility while maintaining compliance with evolving global tax reform regulations that are focused on the alignment of the jurisdictions in which an entity’s commercial or strategic management are performed with where its profits are realized, the Company began the process of changing the domicile of its international shipping income generating vessel-owning subsidiaries and various intermediate parent holding companies under International Seaways, Inc. (the “Bermuda Constituent Entity Group”) from the Marshall Islands and Liberia to Bermuda. This redomiciliation process was completed in December 2025, and the Company itself remains organized under the laws of the Republic of the Marshall Islands.

Bermuda enacted the Corporate Income Tax Act on December 27, 2023 (the "Bermuda CIT Act") to ensure that Bermuda (a member of the Organization for Economic Cooperation and Development [“OECD”]/G20 Inclusive Framework) is an adhering jurisdiction with respect to Pillar Two Model Rules and to mitigate against top-up tax being collected by other jurisdictions on Bermuda-realized income. The Bermuda CIT Act imposes a 15% Bermuda corporate income tax effective for fiscal years beginning on or after January 1, 2025 on Bermuda companies within a “Multinational Enterprise Group” with consolidated annual revenue of €750 million or more in two of the four previous fiscal years. Where corporate income tax is chargeable to a Bermuda Constituent Entity Group (as defined in the Bermuda CIT Act), the amount of corporate income tax chargeable for a fiscal year will be 15% of the net taxable income of the Bermuda Constituent Entity Group as determined in accordance with and subject to the adjustments set out in the Bermuda CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities). In general, income arising from international shipping is exempted from the scope of such tax to the extent that the applicable substance based requirements relating to strategic or commercial management in Bermuda are satisfied. Accordingly, in compliance with the Bermuda CIT Act and the Bermuda economic substance requirements, the strategic management of the Company’s international shipping income generating subsidiaries and their intermediate parent holding companies was carried out from Bermuda, following their redomiciliation between September and December 2025.Therefore, we expect that our income will be exempt from income taxation in Bermuda under the Bermuda CIT Act.

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

International Seaways, Inc.

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

INSW, including its subsidiaries, is exempt from taxation on its U.S. source shipping income under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations. INSW qualified for this exemption because its common shares were treated as primarily and regularly traded on an established securities market in the United States or another qualified country and for more than half of the days in the taxable year ended December 31, 2025, less than 50 percent of the total vote and value of the Company’s stock was held in the aggregate by one or more shareholders who each owned 5% or more of the vote and value of the Company’s stock. Beginning in 2026, to the extent INSW is unable to qualify for exemption from tax under Section 883, INSW will be subject to U.S. federal taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. INSW does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. INSW’s vessels operate in various parts of the world, including to or from U.S. ports. There can be no assurance that INSW will continue to qualify for the Section 883 exemption.

The Marshall Islands and Liberia impose tonnage taxes, which are assessed on the tonnage of certain of the Company’s vessels. These tonnage taxes are included in vessel expenses in the accompanying consolidated statements of operations.

The components of the income tax benefit/(provision) are as follows:

(Dollars in thousands)	2025	2024	2023
Current	$411	$1,084	$(3,878)
Deferred	—	—	—
Income tax benefit/(provision)	$411	$1,084	$(3,878)

Included in the Company's current income tax benefit/(provision) are benefits and provisions for uncertain tax positions relating to freight taxes in various tax jurisdictions. The Company reviews its freight tax obligations on a regular basis and may update its assessment of its tax positions based on available information at that time. Such information may include additional legal advice as to the applicability of freight taxes in relevant jurisdictions. Freight tax regulations are subject to change and interpretation; therefore, the amounts recorded by the Company may change accordingly. During 2025, the Company decreased its reserve for uncertain tax liabilities for these jurisdictions by $0.4 million. The Company does not presently anticipate that its provisions for these uncertain tax

International Seaways, Inc.

positions will significantly increase in the next 12 months; however, this is dependent on the jurisdictions in which vessel trading activity occurs.

The differences between income taxes expected at the Marshall Islands statutory income tax rate of zero percent and the reported income tax (benefit)/provision are summarized as follows:

For the Year ended December 31,	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$308,850	-%	$415,640	-%	$560,324	-%

Expected tax expense and Marshall Island statutory tax rate	-	-%	-	-%	-	-%

Foreign tax effects
United Kingdom (UK)
Statutory tax rate difference between UK and Marshall Island	-	-%	423	0.10%	20	0.00%
Change in valuation allowances	-	-%	(423)	(0.10)%	(20)	(0.00)%

Changes in unrecognized tax (benefit)/provision	(411)	(0.13)%	(1,084)	(0.26)%	3,878	0.69%

Effective income tax	$(411)	(0.13)%	$(1,084)	(0.26)%	$3,878	0.69%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties) of $3.2 million and $3.4 million as of December 31, 2025 and 2024, respectively, which are included in other current and other non-current liabilities in the consolidated balance sheets:

(Dollars in thousands)	2025	2024
Balance of unrecognized tax benefits as of January 1,	$3,412	$4,521
Increases for positions taken in current year	308	249
Decreases for positions taken in prior years	(518)	(1,358)
Balance of unrecognized tax benefits as of December 31,	$3,202	$3,412

The Company records interest on unrecognized tax benefits in its provision for income taxes. Accrued interest is included in other liabilities in the consolidated balance sheets. The Company had a total liability for interest of $0.8 million and $1.0 million as of December 31, 2025 and 2024, respectively.

NOTE 11 — CAPITAL STOCK AND STOCK COMPENSATION:

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

International Seaways, Inc.

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

Shares of Common Stock

The following table shows the changes in shares of common stock for 2025, 2024, and 2023:

	2025	2024	2023
Common stock outstanding at beginning	49,194,458	48,925,562	49,120,648
Common stock issued - vessel acquisitions	—	623,778	—
Restricted common stock issued - non-executive directors	28,072	21,818	26,878
Common stock issued - vesting or exercise of share-based compensation	371,381	283,537	291,813
Common stock withheld for employee taxes	(189,833)	(158,591)	(147,294)
Common stock repurchased	—	(501,646)	(366,483)
Common stock outstanding at ending	49,404,078	49,194,458	48,925,562

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

No stock repurchases were made during the year ended December 31, 2025 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management. The following is a summary of the purchases, excluding commissions, made under the Company’s stock repurchase program during the two years ended December 31, 2024:

Year-ended December 31,	Total shares repurchased	Average Price per share	Total Cost (In thousands)
2024	501,646	$49.81	$24,985
2023	366,483	$38.03	$13,937

In October 2025, the Company’s Board of Directors authorized the extension of the expiry date of its $50.0 million share repurchase program from December 31, 2025 to December 31, 2026.

International Seaways, Inc.

In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 189,833, 158,591 and 147,294 shares of common stock during the years ended December 31, 2025, 2024 and 2023, respectively, at an average cost of $36.78, $53.42 and $44.09 per share, respectively (based on the market prices on the dates of vesting or option exercise), from employees, including certain members of management to cover withholding taxes and the cost of options exercised.

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

Effective June 23, 2025, INSW adopted a new management incentive plan and reserved an additional 1,300,000 shares for issuance under the plan.

Information and activity with respect to restricted common stock, restricted stock units, and stock options under INSW compensation plans is summarized as follows:

Activity for the three years ended December 31, 2025	Total	Restricted Common Stock	Time-based Restricted Stock Units	Performance-based Restricted Stock Units	Stock Options
Share-based Compensation Awards Outstanding at December 31, 2022	920,648	49,301	411,564	189,533	270,250
Grants	132,658	26,878	52,890	52,890	—
PRSU Adjustments for above target achievement	16,233	—	—	16,233	—
PRSU Cancellations for below target achievement	(3,641)	—	—	(3,641)	—
Forfeitures	—	—	—	—	—
Stock options exercised(1)	(30,654)	—	—	—	(30,654)
Restricted shares, RSUs and PRSUs Vested ($19.63 - $43.05 per share)(1)	(311,004)	(46,660)	(186,809)	(77,535)	—
Share-based Compensation Awards Outstanding at December 31, 2023	724,240	29,519	277,645	177,480	239,596
Grants	151,974	21,818	82,076	48,080	—
PRSU Adjustments for above target achievement	31,144	—	—	31,144	—
PRSU Cancellations for below target achievement	—	—	—	—	—
Forfeitures	—	—	—	—	—
Stock options exercised(1)	(65,179)	—	—	—	(65,179)
Restricted Shares, RSUs and PRSUs Vested ($19.63 - $51.37 per share)(1)	(330,186)	(33,629)	(140,823)	(155,734)	—
Share-based Compensation Awards Outstanding at December 31, 2024	511,993	17,708	218,898	100,970	174,417
Grants	273,877	28,072	138,037	107,768	—
PRSU Adjustments for above target achievement	16,521	—	—	16,521	—
PRSU Cancellations for below target achievement	—	—	—	—	—
Forfeitures	—	—	—	—	—
Stock options exercised(1)	(46,437)	—	—	—	(46,437)
Restricted Shares, RSUs and PRSUs Vested ($19.63 - $57.17 per share)(1)	(256,329)	(17,708)	(169,210)	(69,411)	—
Share-based Compensation Awards Outstanding at December 31, 2025	499,625	28,072	187,725	155,848	127,980

International Seaways, Inc.

(1)	Includes 189,833 (2025), 158,591 (2024) and 147,294 (2023) shares of common stock sold back to the Company by employees to cover withholding taxes and the cost of options exercised.

Compensation expense with respect to restricted common stock and restricted stock units outstanding for the years ended December 31, 2025, 2024 and 2023 was $8.7 million, $8.9 million and $7.9 million, respectively. Compensation expense relating to stock options for the years ended December 31, 2025, 2024 and 2023 was nil, $0.1 million, and $0.6 million, respectively.

As of December 31, 2025, there was $8.8 million of unrecognized compensation cost related to INSW nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.84 years.

Director Compensation – Restricted Common Stock

INSW awarded a total of 28,072, 21,818 and 26,878 restricted common stock shares during the years ended December 31, 2025, 2024 and 2023, respectively, to its non-employee directors. The weighted average fair value of INSW’s stock on the measurement date of such awards was $37.04 (2025), $55.40 (2024) and $37.94 (2023) per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or grant anniversary date, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

(i) Restricted Stock Units

During the years ended December 31, 2025, 2024 and 2023, the Company awarded 138,037, 82,076 and 52,890 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers, respectively. The average grant date fair value of these awards was $35.31 (2025), $52.99 (2024) and $51.37 (2023) per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded in 2023 and 2025 and 48,078 of the RSUs awarded in 2024 will vest in equal installments on each of the first three anniversaries of their grant dates and 33,998 of the RSUs awarded in 2024 cliff vested in October 2025 at the end of an 18-month vesting period.

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

During the years ended December 31, 2025, 2024 and 2023, the Company awarded 107,768, 48,080 and 52,890, respectively, performance-based RSUs to its senior officers and employees. The weighted average grant date fair value of the awards with performance conditions was determined to be $34.18 (2025), $52.57 (2024) and $51.37 (2023) per RSU. The weighted average grant date fair value of the TSR (as defined below) based performance awards, which have a market condition, was estimated using a Monte Carlo probability model and determined to be $26.51 (2025), $41.08 (2024) and $53.65 (2023) per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on the third fiscal year end date following the grant date, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15th of the year following the vesting date. The TSR Target

International Seaways, Inc.

and the ROIC Target in the 2023 award were achieved at a payout of 112.5% and 150%, respectively, of target as of the performance period end date of December 31, 2025.

Settlement of the vested INSW performance-based RSUs may be in either shares of common stock or cash, as determined by the Human Resources and Compensation Committee in its discretion, and shall occur as soon as practicable after the vesting date.

(ii) Stock Options

There were no stock options granted during 2025, 2024 and 2023. The outstanding stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The weighted average remaining contractual life of the outstanding and exercisable stock options at December 31, 2025 was 4.51 years. The range of exercise prices of the stock options outstanding and exercisable at December 31, 2025 was between $17.21 and $21.93 per share. The weighted average exercise price of the stock options outstanding and exercisable at December 31, 2025 was $20.59. The aggregate intrinsic value of the INSW stock options outstanding and exercisable at December 31, 2025 was $3.6 million.

Dividends

During the year ended December 31, 2025, the Company paid regular quarterly and supplemental cash dividends totaling $144.6 million or $2.93 per share declared by the Company’s Board of Directors as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.58	$34,495
May 7, 2025	June 12, 2025	June 26, 2025	$0.12	$0.48	$29,620
August 5, 2025	September 10, 2025	September 24, 2025	$0.12	$0.65	$38,012
November 5, 2025	December 9, 2025	December 23, 2025	$0.12	$0.74	$42,484

On February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $2.03 per share of common stock. Both dividends will be paid on March 30, 2026 to shareholders of record at the close of business on March 20, 2026.

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

International Seaways, Inc.

During the year ended December 31, 2023, the Company paid regular quarterly and supplemental cash dividends totaling $308.2 million or $6.29 per share declared by the Company’s Board of Directors as follows:

Declaration Date	Record Date	Payment Date	Regular Quarterly Dividend per Share	Supplemental Dividend per Share	Total Dividends Declared (Dollars in Thousands)
February 27, 2023	March 14, 2023	March 28, 2023	$0.12	$1.88	$98,321
May 4, 2023	June 14, 2023	June 28, 2023	$0.12	$1.50	$79,259
August 8, 2023	September 13, 2023	September 27, 2023	$0.12	$1.30	$69,428
November 6, 2023	December 13, 2023	December 27, 2023	$0.12	$1.13	$61,157

NOTE 12 —ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS):

The components of accumulated other comprehensive income/(loss), net of related taxes, in the consolidated balance sheets follow:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Unrealized gains on derivative instruments	$2,093	$5,176
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,933)	(13,037)
	$(10,840)	$(7,861)

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, for the three years ended December 31, 2025.

(Dollars in thousands)	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension plans)	Total
Balance at December 31, 2022	$16,912	$(9,948)	$6,964
Current period change, excluding amounts reclassified from
accumulated other comprehensive income/(loss)	3,187	(1,043)	2,144
Amounts reclassified from accumulated other comprehensive income/(loss)	(10,750)	579	(10,171)
Balance at December 31, 2023	9,349	(10,412)	(1,063)
Current period change, excluding amounts reclassified from
accumulated other comprehensive income/(loss)	3,532	(2,625)	907
Amounts reclassified from accumulated other comprehensive income/(loss)	(7,705)	—	(7,705)
Balance at December 31, 2024	5,176	(13,037)	(7,861)
Current period change, excluding amounts reclassified from
accumulated other comprehensive income/(loss)	104	(931)	(827)
Amounts reclassified from accumulated other comprehensive income/(loss)	(3,187)	1,035	(2,152)
Balance at December 31, 2025	$2,093	$(12,933)	$(10,840)

International Seaways, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income/(loss) for the three years ended December 31, 2025.

(Dollars in thousands)	2025	2024	2023	Statement of Operations Line Item
Reclassifications of (gains)/losses on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(2,575)	$(6,885)	$(8,601)	Interest expense

Reclassifications of (gains)/losses on discontinued hedging instruments
Interest rate swap entered into by the Company's subsidiaries	(612)	(820)	(2,149)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	1,035	—	579	Other expense
Total before and net of tax	$(2,152)	$(7,705)	$(10,171)

The following amounts are included in accumulated other comprehensive income/(loss) at December 31, 2025, which have not yet been recognized in net periodic cost: unrecognized prior service costs of $1.0 million ($0.7 million net of tax) and unrecognized actuarial losses of $13.7 million ($12.3 million net of tax). The Company’s wholly owned U.K. subsidiary was liquidated in 2024, and all deferred taxes and valuation allowances associated with the entity were derecognized. The defined benefit pension plan obligation and assets of the U.K. subsidiary remain with the Company and in accordance with relevant accounting guidance, the tax effects remaining in accumulated other comprehensive loss will not be reclassified to earnings until the pension plan is settled, as further described in Note 15, “Pension and Other Postretirement Benefit Plans.”

At December 31, 2025, the Company expects that it will reclassify $1.4 million (gross and net of tax) of net gain on active and terminated derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the interest rate swaps held by the Company.

See Note 7, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

NOTE 13 — REVENUE:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time and bareboat charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days' notice. As of December 31, 2025, the Company is a party to time charter out contracts with customers on three VLCCs, two Suezmaxes, one Aframax, one LR2, and six MRs with expiry dates ranging from March 2026 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) are recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. See Note 2, “Significant Accounting Policies,” for additional detail on the Company’s accounting policies regarding revenue recognition for leases.

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

International Seaways, Inc.

The following table presents the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three years ended December 31, 2025:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
2025
Revenues from leases
Pool revenues	$321,595	$320,190	$641,785
Time and bareboat charter revenues	81,203	76,377	157,580
Voyage charter revenues from non-variable lease payments	337	7,124	7,461
Revenues from services
Voyage charter revenues from lightering services	36,476	—	36,476
Total shipping revenues	$439,611	$403,691	$843,302
2024
Revenues from leases
Pool revenues	$314,018	$435,146	$749,164
Time and bareboat charter revenues	77,420	59,699	137,119
Voyage charter revenues from non-variable lease payments	4,983	5,417	10,400
Revenues from services
Voyage charter revenues from lightering services	54,930	—	54,930
Total shipping revenues	$451,351	$500,262	$951,613
2023
Revenues from leases
Pool revenues	$399,904	$505,904	$905,808
Time and bareboat charter revenues	67,883	28,661	96,544
Voyage charter revenues from non-variable lease payments	7,860	12,688	20,548
Voyage charter revenues from variable lease payments	66	516	582
Revenues from services
Voyage charter revenues from lightering services	48,293	—	48,293
Total shipping revenues	$524,006	$547,769	$1,071,775

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2025	$4,086	$258	$—
Closing balance as of December 31, 2025	2,622	—	—

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

International Seaways, Inc.

Performance Obligations

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments to revenues from performance obligations satisfied in previous periods recognized during the years ended December 31, 2025, 2024 and 2023.

Costs to Obtain or Fulfill a Contract

As of December 31, 2025, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. As of December 31, 2025, the value of EUAs held by the Company relating to 2025 emissions that required to be surrendered to the EU authorities in September 2026 is approximately $1.3 million and is included in other current assets in the consolidated balance sheet. The Company did not hold any EUAs as of December 31,2024.

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the two years ended December 31, 2025:

(Dollars in thousands)	2025	2024
Pool revenues	$8,440	$3,493
Time charter revenues	2,372	1,497
Total shipping revenues	$10,812	$4,990

Voyage expenses	$10,812	$4,990

The value of EUAs due to the Company from its charterers or commercial pools in which it participates is $8.4 million as of December 31, 2025 and is included in other receivables in the condensed consolidated balance sheet. The value of the EUAs the Company is obligated to surrender to the EU authorities is $9.7 million as of December 31, 2025 and is included in other current liabilities in the consolidated balance sheet.

International Seaways, Inc.

NOTE 14 — LEASES:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which have a noncancelable lease term of 12-months or less; and (iii) short term leases of office space.

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessels and leased office space. The expenses recognized during the three years ended December 31, 2025 for the lease component of these leases are as follows:

(Dollars in thousands)	2025	2024	2023
Operating lease cost
Vessel assets
Charter hire expenses	$14,180	$11,977	$6,192

Finance lease cost
Vessel assets
Amortization of right-of-use assets	—	—	731
Interest on lease liabilities	—	—	124

Office space
General and administrative	908	904	869
Voyage expenses	122	180	180

Short-term lease cost
Vessel assets (1)
Charter hire expenses	5,144	4,784	18,679
Total lease cost	$20,354	$17,845	$26,775
(1)	Excludes vessels and workboats spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.5 million, $4.0 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

(Dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$15,394	$13,240	$6,028
Finance cash flows used for finance leases	—	—	42,284

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$7,220	$21,229

Current portion of operating lease liabilities	$(3,182)	$(14,617)
Long-term operating lease liabilities	(5,954)	(8,715)
Total operating lease liabilities	$(9,136)	$(23,332)

Weighted average remaining lease term - operating leases	5.62 years	3.37 years
Weighted average discount rate - operating leases	4.77%	5.51%

International Seaways, Inc.

1.	Charters-in of vessel assets:

As of December 31, 2025, the Company has a commitment to time charter-in one LR1 through March 2026. The minimum lease liabilities and related number of operating days under this operating lease as of December 31, 2025 are as follows:

Time Charters-in

(Dollars in thousands)	Amount	Operating Days
2026	$1,948	72
Total lease payments (lease component only)	1,948	72
less imputed interest	(6)
Total operating lease liabilities	$1,942

2.	Office space:

The Company has operating leases for office space. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office space as of December 31, 2025 are as follows:

(Dollars in thousands)	Amount
2026	$1,297
2027	1,250
2028	1,077
2029	1,077
2030	1,077
Thereafter	2,602
Total lease payments	8,380
less imputed interest	(1,186)
Total operating lease liabilities	$7,194

Contracts under which the Company is a Lessor

See Note 13, “Revenue,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, two Suezmaxes, one Aframax, one LR2, and six MRs and the related revenue days as of December 31, 2025 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2026	$95,129	3,120
2027	39,433	1,259
2028	34,038	1,098
2029	33,945	1,095
2030	7,068	228
Future minimum revenues	$209,612	6,800

Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the dual-fuel LNG VLCCs. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum

International Seaways, Inc.

future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

NOTE 15 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Defined Benefit Pension Plan

In September 2024, the Company contributed $3.6 million into the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) to allow the Trustee of the Plan to purchase a $21.0 million insurance contract tailored to match the full value of future Plan benefits payable from the Plan. In this arrangement, the Company’s pension benefit obligation and related risks and rewards are not transferred to the insurance company, and as a result, the Company continues to be responsible for paying the benefits. However, this arrangement generally constitutes an economic settlement of the liability by eliminating relevant risks associated with changes to the obligation, including investment, interest rate and longevity risk. The contract is accounted for as a plan asset in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. As this arrangement does not qualify for settlement accounting under ASC 715, Compensation – Retirement Benefits, the corresponding obligation is netted against the plan asset in the accompanying consolidated balance sheet.

The Company expects the benefits due to the participants under the Plan to be transferred to the insurance company after the completion of their standard review of the Plan’s underlying data in approximately twenty-four months (i.e., December 2027) with minimal or no additional cost to the Company. At such time, the Company believes the arrangement will qualify for settlement accounting.

Information with respect to the Plan for which INSW uses a December 31 measurement date, is as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Change in benefit obligation:
Benefit obligation at beginning of year	$18,720	$17,876
Interest cost on benefit obligation	812	797
Actuarial losses	598	1,233
Benefits paid	(1,356)	(890)
Foreign exchange losses/(gains)	1,365	(296)
Benefit obligation at year end	20,139	18,720

Change in plan assets:
Fair value of plan assets at beginning of year	18,679	17,703
Actual return on plan assets	1,367	(1,373)
Employer contributions	—	3,649
Benefits paid	(1,356)	(890)
Foreign exchange gains/(losses)	1,361	(410)
Fair value of plan assets at year end	20,051	18,679
Unfunded status at December 31	$(88)	$(41)

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

International Seaways, Inc.

Information for net periodic benefit cost for the three years ended December 31, 2025 follows:

(Dollars in thousands)	2025	2024	2023
Components of expense:
Interest cost on benefit obligation	$812	$797	$827
Expected return on plan assets	(811)	(914)	(1,080)
Amortization of prior-service costs	78	76	74
Recognized net actuarial loss	955	664	506
Net periodic benefit cost	$1,034	$623	$327

Unrecognized actuarial losses will continue to be amortized over a period of 13 years, which represents the term to retirement of the youngest member of the Plan, until the benefits due to the participants under the Plan are formally transferred to the insurance company.

The weighted-average assumptions used to determine benefit obligations follow:

	December 31, 2025	December 31, 2024
Discount rate	4.45%	4.27%

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

The weighted-average assumptions used to determine net periodic benefit costs follow:

	2025	2024	2023
Discount rate	4.27%	4.55%	4.90%
Expected (long-term) return on plan assets	4.27%	4.90%	6.37%
Rate of future compensation increases	-	-	-

Expected benefit payments are as follows:

(Dollars in thousands)	Pension benefits
2026	$1,166
2027	1,211
2028	1,242
2029	1,293
2030	1,332
Years 2031-2035	6,871
$13,115

The fair values of the Company’s pension plan assets at December 31, 2025, by asset category are as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 3 (1)
Cash and cash equivalents	$68	$68	$—
Insured assets	19,983	—	19,983
Total	$20,051	$68	$19,983
(1)	The insured assets as of December 31, 2025 were measured using assumptions consistent with those used to measure the Plan liability as of December 31, 2025.

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

The Company also made payments totaling $0.1 million in 2024 to reimburse the Trustees of the MNOPF and MNRPF for costs incurred in connection with the agreements entered into with the Company.

Defined Contribution Plans

The Company has defined contribution plans covering all eligible shore-based employees. Contributions are limited to amounts allowable for income tax purposes and include employer matching contributions to the plans. All contributions to the plans are at the discretion of the Company or as mandated by statutory laws. The employer matching contributions to the plans during each of the years ended December 31, 2025, 2024 and 2023 were $0.8 million, $0.8 million and $0.7 million, respectively.

NOTE 16 — OTHER OPERATING EXPENSES:

The components of other operating expenses for the years ended December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	2025	2024
Provisions for settlement of multi-employer pension plan obligations	$—	$1,019
Legal and consulting fees associated with settlement of pension plan obligations	525	1,801
Write-off of previously deferred costs for expiring shelf registration	697	—
One-time redomiciliation costs	2,319	—
Total other operating expenses	$3,541	$2,820

NOTE 17 — OTHER INCOME:

(Dollars in thousands)	2025	2024	2023
Investment income - interest	$7,609	$9,916	$13,963

Net actuarial gain on defined benefit pension plan	(213)	233	510
Write-off of deferred financing costs	(1,761)	—	(2,686)
Loss on extinguishment of debt	(315)	—	(1,323)
Other	849	(31)	188
	$6,169	$10,118	$10,652

Refer to Note 8, “Debt,” for additional information relating to the write-off of deferred financing costs and the loss on extinguishment of debt.

International Seaways, Inc.

NOTE 18 — CONTINGENCIES:

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

In March 2025, an arbitration tribunal in England awarded the Company monetary damages of approximately $25 million in connection with a commercial dispute that arose in 2023. The Company expects (at a minimum) to recover approximately $5 million of legal fees that it incurred in relation to this matter, which will be recognized as a reduction in general and administrative expenses upon receipt in a future period, but the Company’s ultimate ability to collect the balance of the damages in whole or in part remains uncertain.

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Seaways, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Vessel Impairment Indicators
Description of the Matter

As of December 31, 2025, the carrying value of the Company’s vessels (including deferred drydock expenditures, net) was approximately $2.2 billion. As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses whether events or changes in circumstances have occurred that could indicate that the carrying amounts of its vessels may not be recoverable. Upon identification of an indicator of impairment, the Company evaluates the recoverability of a vessel by comparing its carrying amount to the undiscounted future net cash flows it is expected to generate. If the Company determines that a vessel’s carrying value is not recoverable, an impairment charge is recognized equal to the excess of the vessel’s carrying amount over its estimated fair value determined using an income or market approach. Throughout the year, the Company performed an evaluation of its vessels to determine if any such indicators of impairment were present.

Auditing the Company’s impairment indicator assessment was complex due to the significant estimation uncertainty and judgment required to evaluate the future market and economic conditions and forecasted

International Seaways, Inc.

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

To test the Company’s impairment indicator assessment process, including its identification of impairment indicators, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions described above and testing the completeness and accuracy of the key inputs used by management in its analyses. For example, we compared the forecasted charter rates used by management to current and past performance of the vessels, forecasted market rates and other relevant external market and industry data. Further, we evaluated the third-party appraisal reports used by management to support their assessment. We involved our internal valuation specialists to assist in our evaluation of the methodologies and forecasted charter rates used by management in performing the impairment indicator assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

February 26, 2026

International Seaways, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of International Seaways, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited International Seaways, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Seaways, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

International Seaways, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

International Seaways, Inc.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

			Has Served
Name	Age	Position(s) Held	as Such Since

Lois K. Zabrocky	56	President and Chief Executive Officer and Director	November 2016 and May 2018
Jeffrey D. Pribor	68	Chief Financial Officer and Senior Vice President	November 2016
James D. Small III	57	Chief Administrative Officer, Senior Vice President, Secretary and General Counsel	November 2016
Derek Solon	49	Senior Vice President and Chief Commercial Officer	March 2021 and November 2016
William Nugent	57	Senior Vice President and Chief Technical and Sustainability Officer	March 2021 and November 2016
Adewale O. Oshodi	46	Vice President and Controller	November 2016
Debra Grillo	58	Treasurer	January 2025

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company’s directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. Further, the Company has an Inventive Compensation Recoupment Policy pursuant to which under specified circumstances (i) executive officers of the Company are required to repay or return erroneously awarded compensation to the Company in accordance with the Company’s claw back rules and (ii) the Board of Director of the Company may, in its good faith discretion, require officers of the Company to repay all or a portion of their incentive compensation to the Company. The Code of

International Seaways, Inc.

Business Conduct and Ethics, the Insider Trading Policy, the Anti-Bribery and Corruption Policy and the Incentive Compensation Recoupment Policy are posted on the Company’s website, which is www.intlseas.com, and are available in print upon the request of any stockholder of the Company. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company’s website within four business days following the date of any such amendment. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2025 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans and a description of shares withheld in connection with the vesting of previously-granted equity awards, see Note 11, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,980	$20.59	1,493,415	*
*	Consists of 1,265,622 shares eligible to be granted under the Company’s 2025 Management Incentive Compensation Plan and 227,793 shares under the 2020 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company no later than 120 days after December 31, 2025, in connection with its 2026 Annual Meeting of Stockholders.

International Seaways, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2025 and 2024.

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023.

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

4.4

Description of International Seaways, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

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

*10.3.1	First Amendment to International Seaways, Inc. 2020 MICP (filed as Appendix A to the Registrant’s definitive Form 14A filed on April 30, 2025 and incorporated herein by reference).

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

*10.3.4

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

*10.4.1	Form of Enhanced Severance Agreement (filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for 2020 and incorporated herein by reference).

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

*10.6.4	Amendment No. 4 to James D. Small III’s Employment Agreement (filed as Exhibit 10.8 the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.6.5	Form of Amendment No. 5 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

International Seaways, Inc.

*10.6.6	Form of Amendment No. 6 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
*10.6.7	Form of Amendment No. 7 to James D. Small III’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

*10.6.8	Form of Amendment No. 8 to James D. Small III’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference).

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

*10.7.3	Amendment No. 3 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2019 and incorporated herein by reference).

*10.7.4	Amendment No. 4 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.7.5	Form of Amendment no. 5 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

*10.7.6	Form of Amendment No. 6 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).

*10.7.7	Form of Amendment No. 7 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).

*10.7.8	Form of Amendment No. 8 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

*10.7.9	Form of Amendment No. 9 to Adewale O. Oshodi’s Employment Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference).

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

*10.8.2	Amendment No. 2 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated April 8, 2020 and incorporated herein by reference).

*10.8.3	Form of Amendment no. 3 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2021 and incorporated herein by reference).

International Seaways, Inc.

*10.8.4	Form of Amendment No. 4 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022 and incorporated herein by reference).
*10.8.5	Form of Amendment No 5. To Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2023 and incorporated herein by reference).
*10.8.6	Form of Amendment No. 6 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2024 and incorporated herein by reference).

*10.8.7	Form of Amendment No. 7 to Jeffrey D. Pribor’s Employment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 18, 2025 and incorporated herein by reference).

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

International Seaways, Inc.

10.15.3

Third Amendment dated as of October 7, 2025 to the $500 Million Revolving Credit Facility among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Nordea Bank Abp, New York Branch, as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and incorporated herein by reference).

10.15.4

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

10.15.5

Joinder Agreement dated June 7, 2024 by Albans Tanker Corporation to the $500 Million Revolving Credit Facility (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference).

10.15.6

Joinder Agreement dated March 21, 2025 by each of Alpha Seaways MR Tanker Corporation and Delta Seaways MR Tanker Corporation to the $500 Million Revolving Credit Facility among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2025 and incorporated herein by reference).

10.16

$160 Million Revolving Credit Agreement, dated as of September 27, 2023, among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, Nordea Bank Abp, New York Branch, as administrative agent, Collateral Agent, Coordinator and security trustee for the Secured Parties, and ING Bank, London Branch, as sustainability coordinator (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference).

10.17

First Amendment dated as of October 7, 2025 to the $160 Million Revolving Credit Agreement among the Registrant, International Seaways Operating Corporation, the other Guarantors from time to time parties thereto, the Lenders from time to time party thereto and Nordea Bank Abp, New York Branch, as Administrative Agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and incorporated herein by reference).

10.18

Facilities Agreement dated August 20, 2025, among Seaways LR Holding Corporation, as Borrower, the Registrant, International Seaways Operating Corporation and six subsidiaries of the Borrower, as Guarantors, DNB Capital LLC, as Lender, DNB Markets, Inc., as Arranger, and DNB Bank ASA, New York Branch, as Facility Agent, as K-SURE Agent and as Security Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and incorporated herein by reference).

10.19

Trust Agreement dated September 23, 2025 between the Registrant and Nordic Trustee AS, as Trustee pursuant to which the Registrant issued $250 million aggregate principal amount of 7.125% senior unsecured bonds due 2030 at an issue price of 100% (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and incorporated herein by reference).

19	International Seaways, Inc. Insider Trading Policy (filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

**21	List of significant subsidiaries of the Registrant.

International Seaways, Inc.

**23	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 26, 2026

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

Name	Date

/s/ LOIS K. ZABROCKY	February 26, 2026
Lois K. Zabrocky, Principal
Executive Officer; Director

/s/ JEFFREY D. PRIBOR	February 26, 2026
Jeffrey D. Pribor, Principal
Financial Officer and
Principal Accounting Officer

/s/ IAN T. BLACKLEY	February 26, 2026
Ian T. Blackley, Director

/s/ DARRON M. ANDERSON	February 26, 2026
Darron M. Anderson, Director

/s/ TIMOTHY BERNLOHR	February 26, 2026
Timothy Bernlohr, Director

/s/ A. KATE BLANKENSHIP	February 26, 2026
A. Kate Blankenship, Director

/s/ RANDEE E. DAY	February 26, 2026
Randee E. Day, Director

/s/ DAVID I. GREENBERG	February 26, 2026
David I. Greenberg, Director

/s/ KRISTIAN K. JOHANSEN	February 26, 2026
Kristian K. Johansen, Director

/s/ CRAIG H. STEVENSON JR.	February 26, 2026
Craig H. Stevenson, Jr., Director

International Seaways, Inc.