Form 10-Q
period 2026-03-31
International Seaways, Inc.
filed 2026-05-07
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number        001-37836

INTERNATIONAL SEAWAYS, INC.
(Exact name of registrant as specified in its charter)

Marshall Islands	98-0467117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-578-1600

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (no par value)	INSW	New York Stock Exchange
Rights to Purchase Common Stock	N/A	New York Stock Exchange

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of May 5, 2026: common stock, no par value, 49,504,696 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$141,847	$116,922
Short-term investments	235,000	50,000
Voyage receivables, net of allowance for credit losses of $51 and $52
including unbilled receivables of $212,349 and $169,610	242,467	177,887
Other receivables	25,719	13,836
Inventories	5,407	611
Prepaid expenses and other current assets	15,729	7,384
Current portion of derivative asset	317	406
Total Current Assets	666,486	367,046
Vessels and other property, less accumulated depreciation of $459,285 and $506,585	1,987,355	2,077,986
Vessels construction in progress	64,223	57,725
Deferred drydock expenditures, net	98,043	109,257
Operating lease right-of-use assets	6,222	7,220
Pool working capital deposits	27,571	33,051
Goodwill	7,372	—
Long-term derivative asset	—	5
Other assets	14,071	16,352
Total Assets	$2,871,343	$2,668,642

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$60,388	$69,921
Current portion of operating lease liabilities	2,240	3,182
Current installments of long-term debt	28,161	25,788
Total Current Liabilities	90,789	98,891
Long-term operating lease liabilities	5,793	5,954
Long-term debt	573,927	541,291
Other liabilities	6,559	2,229
Total Liabilities	677,068	648,365

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,504,696 and 49,404,078
shares issued and outstanding	1,501,990	1,507,325
Retained earnings	703,500	523,792
	2,205,490	2,031,117
Accumulated other comprehensive loss	(11,215)	(10,840)
Total Equity	2,194,275	2,020,277
Total Liabilities and Equity	$2,871,343	$2,668,642

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Shipping Revenues:
Pool revenues, including $105,164 and $46,910 from affiliated companies	$248,498	$137,596
Time charter revenues	61,015	35,857
Voyage charter revenues	15,963	9,941
	325,476	183,394

Other operating income	1,900	—

Operating Expenses:
Voyage expenses	8,231	5,052
Vessel expenses	61,039	67,028
Charter hire expenses	7,696	9,145
Depreciation and amortization	40,567	39,705
General and administrative	9,311	13,217
Other operating expenses	138	95
Gain on disposal of vessels and other assets, net	(88,171)	(10,021)
Total operating expenses	38,811	124,221
Income from vessel operations	288,565	59,173
Holding gain on previously held equity interest	3,919	—
Operating income	292,484	59,173
Other income	2,618	1,844
Income before interest expense	295,102	61,017
Interest expense	(8,959)	(11,452)
Net income	$286,143	$49,565

Weighted Average Number of Common Shares Outstanding:
Basic	49,460,962	49,307,449
Diluted	49,714,857	49,528,814

Per Share Amounts:
Basic net income per share	$5.78	$1.00
Diluted net income per share	$5.75	$1.00

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net income	$286,143	$49,565
Other comprehensive loss, net of tax:
Net change in foreign currency translation	(252)	—
Net change in unrealized losses on cash flow hedges	(343)	(777)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	29	(23)
Net change in unrecognized actuarial losses	191	(153)
Other comprehensive loss, net of tax	(375)	(953)
Comprehensive income	$285,768	$48,612

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$286,143	$49,565
Items included in net income not affecting cash flows:
Depreciation and amortization	40,567	39,705
Amortization of debt discount and other deferred financing costs	1,261	983
Stock compensation	1,461	1,946
Other – net	(529)	456
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(88,171)	(10,021)
Holding gain on previously held equity interest	(3,919)	—
Payments for drydocking	(13,850)	(16,900)
Insurance claims proceeds related to vessel operations	95	312
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(64,580)	25,169
Decrease in deferred revenue	(4,539)	(7,618)
Net change in inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	(12,878)	(13,650)
Net cash provided by operating activities	141,061	69,947
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(70,655)	(82,973)
Security deposits returned for vessel exchange transactions	—	5,000
Proceeds from disposal of vessels and other property, net	222,833	115,264
Expenditures for other property	(319)	(376)
Cash consideration paid for the purchase of equity method investment, net of cash acquired	(4,493)	—
Investments in short-term time deposits	(225,000)	—
Proceeds from maturities of short-term time deposits	40,000	—
Net cash (used in)/provided by investing activities	(37,634)	36,915
Cash Flows from Financing Activities:
Borrowings on nonrevolving credit facility debt	42,604	—
Repayments of nonrevolving credit facility debt	(1,019)	—
Borrowings on revolving credit facilities	—	20,000
Repayments on revolving credit facilities	—	(101,600)
Payments on sale and leaseback financing	(5,293)	(12,242)
Payments of deferred financing costs	(1,563)	—
Cash dividends paid	(106,435)	(34,495)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(6,796)	(3,262)
Net cash used in financing activities	(78,502)	(131,599)
Net increase/(decrease) in cash and cash equivalents	24,925	(24,737)
Cash and cash equivalents at beginning of year	116,922	157,506
Cash and cash equivalents at end of period	$141,847	$132,769

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the three months ended
Balance at January 1, 2026	$1,507,325	$523,792	$(10,840)	$2,020,277
Net income	—	286,143	—	286,143
Other comprehensive loss	—	—	(375)	(375)
Dividends declared	—	(106,435)	—	(106,435)
Common stock withheld related to net share settlement of equity awards	(6,796)	—	—	(6,796)
Compensation relating to restricted stock awards	256	—	—	256
Compensation relating to restricted stock units awards	1,205	—	—	1,205
Balance at March 31, 2026	$1,501,990	$703,500	$(11,215)	$2,194,275

Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	49,565	—	49,565
Other comprehensive loss	—	—	(953)	(953)
Dividends declared	—	(34,495)	—	(34,495)
Common stock withheld related to net share settlement of equity awards	(3,262)	—	—	(3,262)
Compensation relating to restricted stock awards	254	—	—	254
Compensation relating to restricted stock units awards	1,692	—	—	1,692
Balance at March 31, 2025	$1,503,451	$374,212	$(8,814)	$1,868,849

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of March 31, 2026, the Company’s operating fleet consisted of 64 wholly-owned or lease financed and time chartered-in oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly-owned subsidiaries. In addition to our operating fleet, three LR1 newbuilds are scheduled for delivery to the Company between the second and third quarter of 2026, bringing the total operating and newbuild fleet to 67 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

All intercompany balances and transactions within INSW have been eliminated.

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at March 31, 2026. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after May 7, 2026, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

Note 2 — Business Combinations

On January 27, 2026, the Company acquired all of the remaining outstanding capital stock of Tankers (UK) Agencies Limited (“TUKA”), a privately-held joint venture between the Company and CMB.Tech, which serves as the commercial manager for the VLCC pool company – Tankers International Limited (“TIL”). The total purchase consideration was $10.0 million, which includes the fair value of our previously held equity interest in TUKA. TUKA owns 100% of the equity interest in TIL, which is a variable interest entity (“VIE”). The Company has accounted for this transaction as a business combination. As a result of this business combination, TUKA will be consolidated under the voting interest entity model, and TIL will retain its classification as an unconsolidated VIE (see Note 8, Variable Interest Entities (“VIEs”)).

The book value of the Company’s 50% ownership interest immediately prior to the acquisition date was $1.1 million. The acquisition of the additional 50% interest in TUKA was considered an acquisition achieved in stages and resulted in the remeasurement of the previously held equity interest to fair value of $5.0 million. The fair value attributed to the previously held equity interest was derived from the consideration transferred in the transaction and resulted in the recognition of a non-cash holding gain of $3.9 million for the difference between the fair value and the book value of the Company’s previously held equity interest. Such gain was recorded in holding gain on previously held equity interest in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2026.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquisition date fair value of the purchase consideration paid and the allocation of the purchase consideration paid to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition was as follows:

(Dollars in thousands)	Amounts
Cash paid	$5,000
Fair value of previously held equity interest	5,000
Total Purchase Consideration	10,000
Fair value of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	507
Other tangible assets	5,786
Other tangible liabilities	(3,917)
Total fair value of identifiable net assets acquired	2,376
Goodwill initially recognized(1)(2)	$7,624

______________

(1)	Goodwill is primarily attributable to the assembled workforce of TUKA and brand recognition of TIL.
(2)	For segment reporting purposes, goodwill is included in the Crude Tankers reportable segment.

Note 3 — Significant Accounting Policies:

For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The following is a summary of any changes or updates to the Company’s critical accounting policies for the current period:

Business Combinations — The Company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are generally recorded at their acquisition date fair values. The excess of the purchase price over the fair value of net assets acquired, including identifiable intangible assets, is recorded as goodwill. For a business combination achieved in stages, we remeasure our previously held equity interest immediately before the acquisition to the acquisition date fair value and recognize any gain in our consolidated statements of operations. Acquisition-related costs are expensed in the periods in which the costs are incurred.

Goodwill — Goodwill represents the excess purchase price over the fair value of identifiable tangible and intangible assets and liabilities acquired in connection with the Company’s acquisitions. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, or ASC, Topic 350 “Intangibles – Goodwill and Other,” we are required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company has selected November 30 as its annual goodwill impairment testing date. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that its fair value is less than its carrying value, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to such excess, up to the value of the goodwill. The reporting unit for goodwill impairment testing purposes is required to be the same as, or one level below an operating segment. Accordingly, the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

goodwill recognized in the acquisition of TUKA, has been assigned to our VLCC operating segment, which is part of the Crude Tankers reportable segment.

Foreign currency remeasurement and translation — The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is primarily the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in general and administrative expense in the condensed consolidated statements of operations and are not material for any of the periods presented.

For those subsidiaries with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.

Concentration of Credit Risk — The pools in which the Company participate accounted in aggregate for 88% and 95% of consolidated voyage receivables at March 31, 2026 and December 31, 2025, respectively.

Deferred finance charges — Finance charges incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $11.6 million and $12.6 million relating to the $500 Million Revolving Credit Facility, the $160 Million Revolving Credit Facility, and the undrawn ECA Credit Facility tranches as of March 31, 2026 and December 31, 2025, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $12.4 million and $11.1 million as of March 31, 2026 and December 31, 2025, respectively, relating to the Company’s outstanding debt facilities, are included in debt in the condensed consolidated balance sheets.

Interest expense relating to the amortization of deferred financing charges amounted to $1.3 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Vessels construction in progress — Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized totaled $1.3 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.

Recently Adopted Accounting Pronouncements — There have been no recently adopted accounting pronouncements since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025 that may have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than United States Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues Accounting Standards Updates (“ASU”) to communicate changes to the codification.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are included in the computation of earnings per share pursuant to the two-class method.

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 28,072 and 17,708 for the three months ended March 31, 2026 and 2025, respectively. Such participating securities are allocated a portion of income, but not losses under the two-class method. As of March 31, 2026, there were 294,547 shares of restricted stock units and 26,713 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Numerator:
Net income allocated to:
Common stockholders	$285,981	$49,547
Participating securities	162	18
	$286,143	$49,565

Denominator:
Weighted-average common shares outstanding, basic	49,460,962	49,307,449
Dilutive effect of stock options	49,694	79,481
Dilutive effect of performance-based restricted stock units	101,197	32,603
Dilutive effect of restricted stock units	103,004	109,281
Weighted-average common shares outstanding, diluted	49,714,857	49,528,814

There were no antidilutive equity awards outstanding during the three months ended March 31, 2026 and 2025, respectively.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income from vessel operations for segment purposes is defined as income from vessel operations before other operating income, general and administrative expenses, other operating expenses, and gain on disposal of vessels and assets, net. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three months ended March 31, 2026 and 2025 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2026:
Shipping revenues	$191,454	$134,022	$325,476
Time charter equivalent revenues	184,276	132,969	317,245
Vessel expenses	30,396	30,643	61,039
Charter hire expenses	4,495	3,201	7,696
Depreciation and amortization	19,975	20,592	40,567
Gain on disposal of vessels and other assets, net	(52,614)	(35,557)	(88,171)
Adjusted income from vessel operations	129,410	78,533	207,943
Adjusted total assets at March 31, 2026	1,352,651	1,118,184	2,470,835
Expenditures for vessels and vessel improvements	177	70,478	70,655
Payments for drydocking	6,828	7,022	13,850

Three months ended March 31, 2025:
Shipping revenues	$88,004	$95,390	$183,394
Time charter equivalent revenues	84,629	93,713	178,342
Vessel expenses	28,418	38,610	67,028
Charter hire expenses	2,836	6,309	9,145
Depreciation and amortization	18,702	21,003	39,705
Gain on disposal of vessels and other assets, net	(10,021)	—	(10,021)
Adjusted income from vessel operations	34,673	27,791	62,464
Adjusted total assets at March 31, 2025	1,320,918	1,062,611	2,383,529
Expenditures for vessels and vessel improvements	190	82,783	82,973
Payments for drydocking	1,574	15,326	16,900

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Time charter equivalent revenues	$317,245	$178,342
Add: Voyage expenses	8,231	5,052
Shipping revenues	$325,476	$183,394

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of total adjusted income from vessel operations of the segments to net income, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total adjusted income from vessel operations of all segments	$207,943	$62,464
Other operating income	1,900	—
General and administrative expenses	(9,311)	(13,217)
Other operating expenses	(138)	(95)
Gain on disposal of vessels and other assets, net	88,171	10,021
Consolidated income from vessel operations	288,565	59,173
Holding gain on previously held equity interest	3,919	—
Other income	2,618	1,844
Interest expense	(8,959)	(11,452)
Net income	$286,143	$49,565

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Adjusted total assets of all segments	$2,470,835	$2,383,529
Corporate unrestricted cash and cash equivalents	141,847	132,769
Short-term investments	235,000	—
Other unallocated amounts	23,661	26,099
Consolidated total assets	$2,871,343	$2,542,397

Note 6 — Vessels:

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $359 million. The first two LR1 newbuildings were delivered during the second half of 2025 and the third and fourth LR1 newbuildings were delivered to the Company in March and April 2026, respectively. The last two LR1 newbuildings are expected to be delivered by the third quarter of 2026. The remaining commitments on the contracts for the construction of the three LR1 newbuilds as of March 31, 2026 were $121.7 million, of which approximately $115.6 million is expected to be drawn from the ECA Credit Facility in accordance with the delivery schedule.

Disposal/Sales of Vessels

During the three months ended March 31, 2026, the Company delivered one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, and one 2012-built VLCC for net proceeds of $222.8 million and recognized a gain of $88.2 million.

Note 7 — Goodwill:

As described above in Note 2, “Business Combinations,” on January 27, 2026, the Company acquired CMB.Tech’s 50% equity interest in TUKA and recognized $7.6 million of goodwill at the time of acquisition.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in goodwill during the quarter ended March 31, 2026 were as follows:

(Dollars in thousands)	Amounts
Balance at December 31, 2025	$—
Acquisition of TUKA	7,624
Foreign currency translation adjustment	(252)
Balance at March 31, 2026	$7,372

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. On January 27, 2026, in conjunction with the acquisition of TUKA (see Note 2, “Business Combinations”), the Company established Tankers International Suezmax Ltd. (“TISL”), a tanker pool for the commercial management of the Company’s and other third-party owners’ Suezmaxes. TISL was determined to be a VIE. The formation agreements for TISL state that a board of pool participants has decision making power over the significant economic decisions that impact the pool. Although there was one other pool participant during the quarter ended March 31, 2026, the Company controlled the majority of the decision making power and accordingly was considered to be the primary beneficiary of TISL. As such, the balance sheets and results of operations of TISL are included in the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2026. This assessment will change if additional third-party owners join the pool and the Company is deemed to no longer hold the majority of the decision making power over the significant economic decisions that impact the pool.

Unconsolidated VIEs

As of March 31, 2026, six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of March 31, 2026:

(Dollars in thousands)	Condensed Consolidated Balance Sheet
Pool working capital deposits	$27,571

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2026:

(Dollars in thousands)	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$–	$27,571

In addition, as of March 31, 2026, the Company had $210.7 million of trade receivables due from the pools in which it participates that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2026.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025	Fair Value Level
Cash and cash equivalents	$141,847	$116,922	Level 1
Short-term investments	235,000	50,000	Level 1
2030 Bonds	(253,130)	(249,748)	Level 1
ECA Credit Facility(1)	(123,079)	(81,494)	Level 2
BoComm Lease Financing (2)	(171,114)	(174,713)	Level 2
Toshin Lease Financing (2)	(9,752)	(10,151)	Level 2
Hyuga Lease Financing (2)	(9,642)	(10,164)	Level 2
Kaiyo Lease Financing (2)	(8,508)	(9,485)	Level 2
Kaisha Lease Financing (2)	(8,499)	(8,921)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three or six months (the Company’s current reset election is three months).
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

Derivatives

At March 31, 2026, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively convert the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027. The interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have a remaining aggregate notional value of $91.1 million as of March 31, 2026, covering for accounting purposes, $91.1 million of debt outstanding under the ECA Credit Facility. Also, as of March 31, 2026, approximately $0.9 million in gain from previously terminated interest rate swaps is expected to be amortized out of accumulated other comprehensive loss to earnings over the next 12 months.

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The Company had the following amounts recorded on a net basis by transaction in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Current portion of derivative asset	Long-term derivative assets	Other receivables
March 31, 2026:
Derivatives designated as hedging instruments:
Interest rate swaps	$317	$—	$82
Total	$317	$—	$82

December 31, 2025:
Derivatives designated as hedging instruments:
Interest rate swaps	$406	$5	$139
Total	$406	$5	$139

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of comprehensive income.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Derivatives designated as hedging instruments:
Interest rate swaps	$132	$(181)
Total other comprehensive income/(loss)	$132	$(181)

The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Derivatives designated as hedging instruments:
Interest rate swaps	$(226)	$(815)

Discontinued hedging instruments:
Interest rate swap	(249)	219
Total interest expense	$(475)	$(596)

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive income/(loss).

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis:

(Dollars in thousands)	March 31, 2026	December 31, 2025	Fair Value Level
Derivative Assets (interest rate swaps)	$399	$550	Level 2(1)
(1)	For the interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of net assets acquired in business combinations during the first quarter of 2026:

(Dollars in thousands)	Fair Value	Level 1	Level 2
Previously held equity interest(1)	$5,000	$—	$5,000
Identifiable net assets acquired in business combination(2)	2,376	507	1,869

(1) The fair value attributed to the previously held equity interest was derived from the consideration transferred in the transaction

(2) Identifiable net assets acquired primarily consisted of working capital, including $0.5 million of cash and cash equivalents.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
ECA Credit Facility, due 2038, net of unamortized deferred finance costs of $4,730 and $3,030	$118,349	$78,464
2030 Bonds, due 2030, net of unamortized deferred finance costs of $4,576 and $4,774	245,424	245,226
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,559 and $2,731	198,994	202,505
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $176 and $189	10,723	11,092
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $145 and $157	10,427	10,808
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $115 and $126	9,094	9,500
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $118 and $129	9,077	9,484
	602,088	567,079
Less current portion	(28,161)	(25,788)
Long-term portion	$573,927	$541,291

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ECA Credit Facility

On March 13, 2026, the Company borrowed $42.6 million upon the delivery of the third LR1 newbuilding, leaving an outstanding principal balance of $123.1 million as of March 31, 2026. An additional $42.6 million was borrowed on April 20, 2026, upon delivery of the fourth LR1 newbuilding.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of March 31, 2026.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three months ended March 31, 2026 and 2025 was $10.1 million and $12.0 million, respectively. Interest paid, net of interest rate swap cash settlements, for the Company’s debt facilities for the three months ended March 31, 2026 and 2025 was $13.4 million and $10.1 million, respectively.

Note 11 — Capital Stock and Stock Compensation:

Share Repurchase Program

No shares were acquired under the Company’s $50 million stock repurchase program during the three months ended March 31, 2026 and 2025.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shares of Common Stock

The following table shows the changes in shares of common stock outstanding:

	Three Months Ended March 31,
	2026	2025
Common stock outstanding at beginning	49,404,078	49,194,458

Common stock issued - vesting or exercise of share-based compensation	234,295	189,386
Common stock withheld for employee taxes(1)	(133,677)	(96,387)

Common stock outstanding at ending	49,504,696	49,287,457
(1)	In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 133,677 and 96,387 shares of common stock during the three months ended March 31, 2026 and 2025, respectively, at an average cost of $66.24 and $33.84 per share (based on the closing market prices on the dates of vesting or exercise), respectively, from employees and certain members of management to cover withholding taxes.

Management Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2026 and 2025. A total of 101,267 and 58,893 stock options were exercised during the three months ended March 31, 2026 and 2025, respectively, by certain senior officers and employees of the Company at an average exercise price of $20.33 and $21.74 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 10,863 time-based restricted stock units (“RSUs”) to certain of its employees. The weighted average grant date fair value of these awards was $73.37 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2026, the Company also granted 10,856 performance-based RSUs to certain of its employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2029. The weighted average grant date fair value of the awards with performance conditions was determined to be $73.37 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $65.15 per RSU.

Rights Agreement

On April 6, 2026, the Board approved and authorized management to enter into, on April 9, 2026, the Second Amended and Restated Rights Agreement (the “Second A&R Rights Agreement”) between the Company and Computershare Trust Company, N.A., as rights agent, which amended and restated the Amended and Restated Rights Agreement with Computershare Trust Company, N.A., as rights

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agent (the “A&R Rights Agreement”) in its entirety. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a purchase price of $95 per share, subject to adjustment as described in the Second A&R Rights Agreement (the “Purchase Price”). The Company expects to seek stockholder ratification of the adoption of the Second A&R Rights Agreement at its 2026 annual meeting of stockholders.

In general terms, the Second A&R Rights Agreement implements the same features and protective measures of the A&R Rights Agreement (except as noted below) and includes the following revised provisions:

i.	extends the “Final Expiration Date” from April 10, 2026 to April 8, 2029; and
ii.	increases the Purchase Price from $50 to $95.

The Second A&R Rights Agreement otherwise preserves the terms of the prior A&R Rights Agreement. In particular, the Second A&R Rights Agreement does not change:

i.	the existing 20% beneficial ownership threshold at which a person becomes an “Acquiring Person”; or
ii.	the existing qualifying offer provision and the related stockholder redemption feature.

The Company’s Board of Directors adopted the Second A&R Rights Agreement and prior versions of the Rights Agreement to enable all stockholders of the Company to realize the full potential value of their investment in the Company. The Second A&R Rights Agreement is designed to prevent any individual stockholder or group of stockholders from gaining control of the Company through open market accumulation without paying a control premium to all stockholders or by otherwise disadvantaging other stockholders. The Second A&R Rights Agreement is not intended to prevent a takeover or deter fair offers for securities of the Company that deliver value to all stockholders on an equal basis. It is designed, instead, to encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

The Company’s Board of Directors may consider an earlier termination of the Second A&R Rights Agreement if market and other conditions warrant.

Dividends

On February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $2.03 per share of common stock. Both dividends totaling $106.4 million in the aggregate were paid on March 30, 2026 to stockholders of record as of March 20, 2026.

On May 6, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $4.43 per share of common stock. Both dividends will be paid on June 26, 2026 to stockholders of record as of June 12, 2026.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Unrealized gains on derivative instruments	$1,750	$2,093
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,713)	(12,933)
Foreign currency translation adjustment	(252)	—
	$(11,215)	$(10,840)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2026 and 2025 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Foreign currency translation adjustment	Total
Balance as of December 31, 2025	$2,093	$(12,933)	$—	$(10,840)
Current period change, excluding amounts reclassified
from accumulated other comprehensive income/(loss)	132	(45)	(252)	(165)
Amounts reclassified from accumulated other comprehensive (loss)/income	(475)	265	—	(210)
Balance as of March 31, 2026	$1,750	$(12,713)	$(252)	$(11,215)

Balance as of December 31, 2024	$5,176	$(13,037)	$—	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(181)	(424)	—	(605)
Amounts reclassified from accumulated other comprehensive loss	(596)	248	—	(348)
Balance as of March 31, 2025	$4,399	$(13,213)	$—	$(8,814)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(226)	$(815)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	(249)	219	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension and
postretirement benefit plans	265	248	Other income
Total before and net of tax	$(210)	$(348)

At March 31, 2026, the Company expects that it will reclassify $0.3 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 — Shipping Revenue and Other Operating Income:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of March 31, 2026, the Company is a party to time charter out contracts with customers on three VLCCs, three Suezmaxes, one Aframax, one LR2, and six MRs with expiry dates ranging from May 2026 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company’s Crude Tanker Lightering Business, voyage charter contracts that do not meet the definition of a lease, and commercial management services rendered to vessel owners participating in the VLCC and Suezmax tanker pools, (TIL and TISL), respectively, are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three months ended March 31, 2026 and 2025:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended March 31, 2026:
Revenues from leases
Pool revenues	$132,762	$115,736	$248,498
Time charter revenues	45,252	15,763	61,015
Voyage charter revenues from non-variable lease payments(1)	6,420	2,523	8,943
Revenues from services
Voyage charter revenues from lightering services	7,020	—	7,020
Total shipping revenues	$191,454	$134,022	$325,476

Other operating income	$1,900	$—	$1,900

Three months ended March 31, 2025:
Revenues from leases
Pool revenues	$62,198	$75,398	$137,596
Time charter revenues	16,395	19,462	35,857
Voyage charter revenues from non-variable lease payments	307	530	837
Revenues from services
Voyage charter revenues from lightering services	9,104	—	9,104
Total shipping revenues	$88,004	$95,390	$183,394

_____________________________

(1)	Voyage charter revenues from non-variable lease payments include voyage charter revenues of TISL.

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

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract assets (Unbilled Commercial Management Fees)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2026	$2,622	$—	$—	$—
Closing balance as of March 31, 2026	2,542	43	3,414	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three months ended March 31, 2026 and 2025, respectively.

Costs to Obtain or Fulfill a Contract

As of March 31, 2026, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Any EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. As of March 31, 2026, the value of EUAs held by the Company that are required to be surrendered to the EU authorities in September 2026 is approximately $2.1 million and is included in other current assets in the condensed consolidated balance sheet.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Pool revenues	$3,756	$1,610
Time charter revenues	626	420
Total shipping revenues	$4,382	$2,030

Voyage expenses	$4,382	$2,030

The value of EUAs due to the Company from its charterers or commercial pools in which it participates is $12.1 million as of March 31, 2026 and is included in other receivables in the condensed consolidated balance sheet. The value of the EUAs the Company is obligated to surrender to the EU authorities was $14.1 million and $9.7 million as of March 31, 2026 and December 31, 2025, respectively. The current portion of the March 31, 2026 balance totaling $9.7 million is included in other current liabilities and the noncurrent portion of $4.4 million is included in other liabilities in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and office space and vessel equipment. The expenses recognized during the three months ended March 31, 2026 and 2025 for the lease component of these leases are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease cost
Vessel assets
Charter hire expenses	$2,370	$4,725

Office space and vessel equipment
General and administrative	227	227
Voyage expenses	46	15
Vessel expenses	20	—

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,353	1,201
Total lease cost	$4,016	$6,168
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, including both lease and non-lease components.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,710	$5,013

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$6,222	$7,220

Current portion of operating lease liabilities	$(2,240)	$(3,182)
Long-term operating lease liabilities	(5,793)	(5,954)
Total operating and finance lease liabilities	$(8,033)	$(9,136)

Weighted average remaining lease term - operating leases	6.01 years	5.62 years
Weighted average discount rate - operating leases	4.55%	4.77%

1. Charters-in of vessel assets:

As of March 31, 2026, the Company has a commitment to time charter-in one LR1 through April 2026. The remaining minimum lease liabilities and related number of operating days under this operating lease as of March 31, 2026 are as follows:

(Dollars in thousands)	Amount	Operating Days
2026	$925	26
Total operating lease liabilities	$925	26

2. Office space and vessel equipment:

The Company has operating leases for offices, a lightering workboat dock space, and hull cleaning robots. These leases have expiry dates ranging from November 2026 to May 2033.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments of lease liabilities for office space and vessel equipment as of March 31, 2026 are as follows:

(Dollars in thousands)	Amount
2026	$977
2027	1,328
2028	1,155
2029	1,077
2030	1,077
Thereafter	2,602
Total lease payments	8,216
less imputed interest	(1,108)
Total operating lease liabilities	$7,108

Contracts under which the Company is a Lessor

See Note 13, “Shipping Revenue and Other Operating Income,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, three Suezmaxes, one Aframax, one LR2, and six MRs, and the related revenue days as of March 31, 2026 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2026	$77,563	2,464
2027	54,124	1,624
2028	48,770	1,464
2029	35,032	1,122
2030	7,068	228
Future minimum revenues	$222,556	6,902

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

Note 15 — Other Operating Expenses:

Other operating expenses consist of the following expenses:

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Consulting fees associated with settlement of pension plan obligations(1)	$138	$95
Total other operating expenses	$138	$95
(1)	In September 2024, the Trustee of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Plan”) purchased an insurance contract tailored to match the full value of future Plan benefits payable from the Plan. The Company is responsible for costs associated with the standard review of the underlying data of the Plan in preparation for the complete transfer of the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company’s pension benefit obligation and related risks and rewards to the insurance company, which is expected to occur during calendar year 2027.

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in 2023. Although the vessel was subsequently released, the arresting party sought $25 million in security. The underlying commercial dispute was subject to an arbitration hearing in England. In March 2025, the arbitration tribunal ruled in the Company’s favor by (i) dismissing the arresting party’s claims against the Company, and (ii) awarding the Company the monetary damages of $25 million. The arresting party appealed the arbitration tribunal’s ruling in April 2025, and such appeal was dismissed in September 2025. During the first quarter of 2026, the Company recovered $4.8 million of damages awarded by the arbitration tribunal, representing legal fees that it had incurred in relation to this matter. Such recovery was recognized as a reduction in general and administrative expenses during the three months ended March 31, 2026. The Company’s ultimate ability to collect the balance of the damages in whole or in part from the arresting party remains uncertain.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the effect of an increase in trade protectionism, including tariffs, and potential fees on vessels entering U.S. ports that were constructed in China or are owned or operated by a Chinese entity, and potential fees on vessels entering Chinese ports that were not constructed in China and that are owned or operated by a U.S. controlled entity;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and seizures and active international hostilities and instability, including attacks against merchant vessels in the Arabian Gulf and Strait of Hormuz by Iran, and in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen, as well as hostilities involving Iran, the United States and Israel;
●	the war between Russia and Ukraine;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Second Amended and Restated Rights Agreement adopted by the Company on April 9, 2026 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;

INTERNATIONAL SEAWAYS, INC.

●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the compliance by shipyards that are constructing the Company’s newbuild vessels with their obligations under the shipbuilding contracts;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three months ended March 31, 2026 and 2025, we derived 58% and 47%, respectively, of our time charter equivalent (“TCE”) revenues from our Crude Tankers segment. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2026 and 2025 periods.

As of March 31, 2026, the Company’s operating fleet consisted of 64 wholly-owned or lease financed and time chartered-in vessels aggregating 7.6 million deadweight tons (“dwt”). In addition to our operating fleet of 64 vessels, three LR1 newbuilds are scheduled for delivery to the Company between the second and third quarters of 2026, bringing the total operating and newbuild fleet to 67 vessels. Our fleet includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers. In addition to the Company’s operating fleet, Tankers International Suezmax Limited (“TISL”), a variable interest entity that is consolidated by the Company, has one Suezmax tanker time chartered-in from a third-party under its pool participation agreement as of March 31, 2026. See Note 8, “Variable Interest Entities (“VIEs”)” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

The Company’s revenues are highly sensitive to (i) patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate and (ii) the Company’s vessel employment strategy.

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

INTERNATIONAL SEAWAYS, INC.

The outbreak of war in the Middle East between Iran and the U.S. and Israel in late February 2026, and the seizures and attacks on vessels travelling through the Red Sea, the Gulf of Aden and the Arabian Gulf, and the effective closure of the Strait of Hormuz, have caused supply disruptions in the oil and gas markets and significant volatility in energy prices and spot charter hire rates. The sharp increase in oil prices and concerns that the supply of crude oil and petroleum products may be significantly constrained for some period of time has led a number of countries to impose export restrictions on certain oil and petroleum products. Also, while charter rates for crude tankers and product carriers initially increased and remain high following the disruption to shipping in the Middle East areas noted above, it is unlikely that the charter rates will remain at these historically high levels. We also expect the voyage expenses of the commercial pools in which we participate to be high in the near-term due to high bunker costs and being subject to additional war risks insurance premiums when the pool’s vessels transit through or call to any ports or areas or the waters of any country bordering the Arabian Gulf or the Red Sea. To date, these geopolitical developments have not had a material adverse effect on INSW’s operations, financial condition, results of operations or cash flow. The extent of any future impact will depend on how the situation develops, including any continued disruption in the Strait of Hormuz and its effect on global energy markets, including the restoration, and timing thereof, of damage to the existing energy infrastructure.

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

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 82% of our total TCE revenues in the spot market for the three months ended March 31, 2026, compared with 81% for the three months ended March 31, 2025. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, three Suezmaxes, one Aframax, one LR2, and six MRs, as of March 31, 2026 are as follows:

(Dollars in millions)	Amount(1)
2026	$77.6
2027	54.1
2028	48.8
2029	35.0
2030	7.1
Future minimum revenues	$222.6

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2026 at 103.4 million barrels per day (“b/d”), up 0.5% from the same quarter in 2025. The estimate for global oil consumption for 2026 is 104.3 million b/d, unchanged from 2025 levels. OECD demand in 2026 is estimated to decrease by 0.4% to 45.7 million b/d, while non-OECD demand is estimated to increase by 0.2% to 58.6 million b/d.

Global oil production in the first quarter of 2026 was 102.8 million b/d, an increase of 0.1 million b/d from the first quarter of 2025, but sharply down from 107.5 million b/d in the fourth quarter of 2025 due to effects related to the closure of the Strait of Hormuz. OPEC crude oil production averaged 25.9 million b/d in the first quarter of 2025, a decrease of 2.6 million b/d from the fourth quarter of 2025, and a decrease of 0.9 million b/d from the first quarter of 2025. Non-OPEC production increased by 1.2 million b/d to 71.6 million b/d in the first quarter of 2026 compared with the first quarter of 2025. Oil production in the U.S. of 13.2 million b/d in the first quarter of 2026 decreased by 4.5% from the fourth quarter of 2025 but increased by 0.8% from the first quarter of 2025.

U.S. refinery throughput increased by 0.6 million b/d to 16.6 million b/d in the first quarter of 2026 compared with the fourth quarter of 2025.

U.S. crude oil imports in the first quarter of 2026 decreased by 2.7% to 6.5 million b/d compared with the first quarter of 2025, with imports from OPEC countries decreasing by 0.1 million b/d and imports from non-OPEC countries decreasing by 0.1 million b/d. China’s crude oil imports in March were 11.8 million b/d, down 2.8% year-over-year. The full impact of the closure of the Strait of Hormuz won’t be seen until the April figures are released, since much of the March imports were already in transit and out of the Arabian Gulf at the time of the closure.

OECD commercial crude inventories in the first quarter of 2026 increased by 4.0%, or 53 million barrels, compared with the fourth quarter of 2025. OECD commercial product inventories in the first quarter of 2026 increased by 2.6%, or 37 million barrels, compared with the fourth quarter of 2025. Inventory levels are expected to decrease during the second quarter of 2026 as the full impact of the closure of the Strait of Hormuz on exports from the Middle East Gulf sets in.

During the first quarter of 2026, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 9.2 million dwt. The crude fleet increased by 6.7 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 3.1 million dwt, 1.3 million dwt and 2.3 million dwt, respectively. The product carrier fleet increased by 2.5 million dwt, with LR1s increasing by 0.5 million dwt and MRs increasing by 2.0 million dwt. Year-over-year, the size of the tanker fleet increased by 20.7 million dwt with the increases of 3.7

INTERNATIONAL SEAWAYS, INC.

million dwt, 4.1 million dwt, 6.3 million dwt, 0.5 million dwt and 6.1 million dwt in the VLCCs, Suezmax, Aframax, LR1 and MR fleets, respectively.

During the first quarter of 2026, the tanker orderbook increased by 22.5 million dwt from the fourth quarter of 2025. The crude tanker orderbook increased by 23.9 million dwt. The VLCC and Suezmax orderbooks increased by 19.9 million dwt and 5.2 million dwt, respectively, and the Aframax orderbook decreased by 1.1 million dwt. The product carrier orderbook decreased by 1.4 million dwt, with the LR1 orderbook decreasing by 0.6 million dwt and the MR orderbook decreasing by 0.8 million dwt. Year-over-year, the total tanker orderbook increased by 47.0 million dwt, with increases in VLCC and Suezmaxes of 38.5 million dwt and 11.8 million dwt, respectively. The LR1, Aframax and MR orderbooks decreased by 0.6 million dwt, 0.7 million dwt and 1.9 million dwt, respectively.

Tanker rates were very strong in the first quarter of 2026 compared with the fourth quarter of 2025. January and February saw stronger rates across the board compared with the fourth quarter. March, however, saw a significant increase in rates due primarily to the war among the U.S., Israel and Iran. As conditions normalize, while it is unlikely rates seen in March 2026 are sustainable, we would expect tanker markets to benefit from the rebalancing of trade flows and the replenishment of inventories.

Update on Critical Accounting Estimates and Policies:

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2026, income from vessel operations increased by $229.4 million to $288.6 million from $59.2 million in the first quarter of 2025. Such increase resulted principally from significantly higher TCE revenues, a $78.2 million increase in gains from vessel sales, and decreased general and administrative and vessel expenses in the current quarter.

TCE revenues in the first quarter of 2026 increased by $138.9 million, or 78%, to $317.2 million from $178.3 million in the first quarter of 2025. This increase reflects (i) an aggregate $157.0 million rates-based increase resulting from higher average daily rates earned across the Company’s fleet sectors, partially offset by (ii) a $14.8 million days-based reduction in the MR sector, which reflects the Company selling several of the older vessels in its fleet, as detailed below in the “Product Carriers” discussion.

See Note 5, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) adjusted income from vessel operations for the segments to net income, as reported in the condensed consolidated statements of operations.

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2026	2025
TCE revenues	$184,276	$84,629
Vessel expenses	(30,396)	(28,418)
Charter hire expenses	(4,495)	(2,836)
Depreciation and amortization	(19,975)	(18,702)
Adjusted income from vessel operations (a)	$129,410	$34,673
Average daily TCE rate	$72,811	$34,528
Average number of owned vessels (b)	25.5	19.5
Average number of vessels chartered-in	3.1	8.9
Number of revenue days (c)	2,531	2,451
Number of ship-operating days: (d)
Owned vessels	2,297	1,770
Vessels bareboat chartered-in under leases (e)	270	810
Vessels time chartered-in under operating leases (f)	5	—
Vessels spot chartered-in under leases (g)	4	—
(a)	Adjusted income from vessel operations by segment is before other operating income, general and administrative expenses, other operating expenses and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented. In November 2025 the Company purchased six of the nine VLCCs that it had been bareboat chartering-in.
(f)	Represents third-party vessels time chartered-in by TISL under its variable rate pool participation agreement.
(g)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,699 and $1,112 per day for the three months ended March 31, 2026 and 2025, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
VLCC(1):
Average rate	$86,693	$128,264	$33,531	$37,974
Revenue days	693	265	657	270
Suezmax:
Average rate	$68,027	$36,964	$30,911	$29,170
Revenue days	979	184	1,088	78
Aframax:
Average rate	$51,379	$38,511	$25,422	$38,502
Revenue days	266	90	270	89
(1)	The average rate reported in the table above for VLCCs in the three months ended March 31, 2026 represents VLCCs less than 15 years of age. The average spot TCE rate earned by the Company’s VLCCs on an overall basis during such period was $84,911. Additionally, during the first quarter of 2026, the Company paid a favorable positioning pool withdrawal fee to facilitate the early exit of one of its vessels from a commercial pool ahead of its sale. Such fee is excluded from the table above because the Company was reimbursed for this fee by the purchaser of the vessel.

During the first quarter of 2026, TCE revenues for the Crude Tankers segment increased by $99.6 million, or 118%, to $184.3 million from $84.6 million in the first quarter of 2025. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax sectors of $99.4 million which resulted from the very strong rate environment during the current quarter as described in the “Operations and Oil Tanker Markets” section above, and (ii) a $2.8 million days-based increase in the VLCC sector, which reflects 96 fewer off-hire days in the current period and the net impact of the Company’s acquisition of a 2020-built VLCC in November 2025, partially offset by the sales of one 2010-built VLCC and one 2011-built VLCC during the first quarter of 2025 and one 2010-built VLCC and one 2012-built VLCC during the first quarter of 2026. Partially offsetting the TCE revenue increases described above was a $2.2 million decrease in the Crude Tankers Lightering business.

Vessel expenses increased by $2.0 million to $30.4 million in the first quarter of 2026 from $28.4 million in the first quarter of 2025. Such increase was driven principally by increased costs for repairs, lubricating oils and crew. Charter hire expenses increased by $1.7 million quarter-over-quarter primarily due to increased charter hire expense in the Crude Tankers Lightering business, which reflects incremental chartered-in Aframax days for a full-service job completed during the first quarter of 2026 and increased daily rates on a portion of its chartered-in workboat fleet. In addition, charter hire expense for the first quarter of 2026 included hire due to a third party participant of TISL, the Suezmax tankers pool formed in March 2026 (as described in Note 8, “Variable Interest Entities,” to the accompanying condensed consolidated financial statements). Depreciation and amortization increased by $1.3 million to $20.0 million in the current quarter from $18.7 million in the first quarter of 2025, primarily as a result of increased drydock amortization, the timing of the sales of the VLCCs and the acquired VLCC noted above.

Excluding depreciation and amortization and general and administrative expenses, the operating loss for the Crude Tankers Lightering business was $0.3 million for the first quarter of 2026 compared with operating income of $2.8 million for the first quarter of 2025. The decrease reflects a decline in quarter-over-quarter activity levels, with 61 service support-only lightering jobs and one full-service lightering job being performed during the first quarter of 2026 compared with 85 service support-only lighterings during the first quarter of 2025.

INTERNATIONAL SEAWAYS, INC.

Product Carriers

	Three Months Ended March 31,
(Dollars in thousands, except daily rate amounts)	2026	2025
TCE revenues	$132,969	$93,713
Vessel expenses	(30,643)	(38,610)
Charter hire expenses	(3,201)	(6,309)
Depreciation and amortization	(20,592)	(21,003)
Adjusted income from vessel operations	$78,533	$27,791
Average daily TCE rate	$39,131	$22,061
Average number of owned vessels	34.1	43.1
Average number of vessels chartered-in	5.0	5.9
Number of revenue days	3,398	4,248
Number of ship-operating days:
Owned vessels	3,071	3,923
Vessels bareboat chartered-in under leases (a)	360	360
Vessels time chartered-in under leases	90	180
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $814 and $767 per day for the three months ended March 31, 2026 and 2025, respectively, as well as revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended March 31,
LR2:
Average rate	$—	$39,509	$—	$39,417
Revenue days	—	90	—	90
LR1(1):
Average rate	$70,664	$—	$27,367	$—
Revenue days	507	—	719	—
MR(2):
Average rate	$37,224	$22,037	$21,408	$21,782
Revenue days	2,192	533	2,664	710
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2026 and 2025 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three months ended March 31, 2026, three LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above.
(2)	During the three months ended March 31, 2025, one MR, which was acquired by the Company during the quarter, was employed on a transitional voyage in the spot market prior to joining the Norden MR Pool. Such transitional voyage is excluded from the table above.

INTERNATIONAL SEAWAYS, INC.

During the first quarter of 2026, TCE revenues for the Product Carriers segment increased by $39.3 million, or 42%, to $133.0 million from $93.7 million in the first quarter of 2025. The increase in TCE revenues was primarily as a result of (i) an aggregate $57.6 million rates-based increase in the LR1 and MR sectors due to higher average daily blended rates earned in the current quarter. Such increase was partially offset by (ii) a $14.8 million days-based decrease in the MR sector, which reflects the net impact of the Company’s sale of 13 MRs between June 2025 and March 2026, the acquisition of two MRs in January 2025 and 156 fewer off-hire days in the current quarter, and (iii) a $3.6 million days-based decrease in the LR1 sector, which resulted primarily from a 90-day quarter-over-quarter decrease in time chartered-in LR1 days, and 64 more off-hire days during the current quarter.

Vessel expenses decreased by $8.0 million to $30.6 million in the first quarter of 2026 from $38.6 million in the first quarter of 2025. Such decrease principally reflects the net sales of the MRs referenced above. Charter hire expenses decreased by $3.1 million to $3.2 million in the current quarter from $6.3 million in the first quarter of 2025, primarily as a result of the decrease in time chartered-in LR1s noted above. Depreciation and amortization decreased by $0.4 million to $20.6 million in the current quarter from $21.0 million in the prior year’s quarter. Such decrease resulted primarily from the changes in the MR fleet described above, offset to a large extent by increased depreciation in the LR1 fleet. The increases in the LR1 fleet reflected the Company taking delivery of three dual-fuel ready LNG newbuild LR1s between September 2025 and March 2026, offset by the sale of two 2006-built LR1s in the third quarter of 2025.

Other Operating Income

Other operating income totaling $1.9 million during the first quarter of 2026 represents fees earned by the Company’s wholly owned subsidiaries – Tankers (UK) Agencies Limited (“TUKA”) and Tankers (UK) Suezmax Agencies Limited (“TUKSA”) for commercial management services rendered to vessel owners participating in the VLCC and Suezmax tanker pools operated by Tankers International Limited (“TIL”) and TISL, respectively. See Note 8, “Variable Interest Entities (“VIEs”),” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

General and Administrative Expenses

During the first quarter of 2026, general and administrative expenses decreased by $3.9 million to $9.3 million from $13.2 million in the first quarter of 2025. The primary driver for the quarter-over-quarter decrease was a $5.8 million decrease in legal fees, which in part reflected the recovery of $4.8 million in damages awarded to the Company by an arbitration tribunal in England in connection with a commercial dispute that arose in 2023. See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information. Partially offsetting the decrease was an increase in compensation and benefits costs of $1.4 million, which was primarily driven by the consolidation of the operating expenses of TUKA and TUKSA. The costs incurred by TUKA and TUKSA are substantially recovered by the Company through pool management fees charged to TIL and TISL, as discussed in the “Other Operating Income” section above.

Other Operating Expenses

See Note 15, “Other Operating Expenses,” to the accompanying condensed consolidated financial statements for additional information on these expenses.

Other Income

Other income of $2.6 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, is primarily comprised of interest income earned on invested cash. The quarter-over-quarter increase in interest income reflects the impact of a higher average balance of invested cash during the three months ended March 31, 2026.

INTERNATIONAL SEAWAYS, INC.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest before items shown below	$10,532	$12,589
Interest cost on defined benefit pension obligation	207	197
Impact of interest rate hedge derivatives	(475)	(596)
Capitalized interest	(1,305)	(738)
Interest expense	$8,959	$11,452

Interest expense decreased during the first quarter of 2026 compared to the first quarter of 2025 as a result of (i) a reduction in the average outstanding principal balance under the Company’s floating rate debt facilities, due to voluntary repayments of certain of such facilities, (ii) the repayment in full of the OCY Lease Financing in November 2025, and (iii) the decline of SOFR rates during the first quarter of 2026 compared to 2025. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company believes it will qualify for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2026 calendar year, so long as less than 50 percent of the total value of the Company’s stock is held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2026. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2026. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income, except pursuant to any applicable waiver given by the U.S. government.

All of the Company’s vessel-owning subsidiaries and certain intermediate holding company subsidiaries are domiciled in Bermuda. The Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”) provides an exclusion for Qualifying International Shipping Income (as defined in the Bermuda CIT Act), provided that applicable economic substance requirements relating to strategic or commercial management in Bermuda are satisfied. In compliance with the Bermuda CIT Act and applicable economic substance requirements, the strategic management of the Company’s international shipping income-generating subsidiaries and their intermediate parent holding companies is carried out from Bermuda. Based on the foregoing, the Company currently expects that its international shipping income will qualify for the Qualifying International Shipping Income exclusion under the Bermuda CIT Act. Under current Bermuda tax law, including the Bermuda CIT Act, Bermuda does not impose withholding taxes on distributions from the Company’s Bermuda subsidiaries.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$286,143	$49,565
Interest expense	8,959	11,452
Depreciation and amortization	40,567	39,705
EBITDA	335,669	100,722
Gain on disposal of vessels and other assets, net	(88,171)	(10,021)
Holding gain on previously held equity interest	(3,919)	—
Adjusted EBITDA	$243,579	$90,701

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of March 31, 2026, we had total liquidity on a consolidated basis of $917.9 million comprised of $376.8 million of cash and short-term investments and $541.1 million of undrawn revolver capacity.

Working capital at March 31, 2026 and December 31, 2025 was $575.7 million and $268.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, and receivables. Current liabilities include current installments of long-term debt of $28.2 million and $25.8 million at March 31, 2026 and December 31, 2025, respectively.

The Company’s cash and cash equivalents increased by $24.9 million during the three months ended March 31, 2026. The increase principally reflects the net impact of (i) $141.1 million of cash provided by operating activities; (ii) $222.8 million of proceeds from the disposal of vessels and other assets; (iii) $42.6 million of borrowings under the ECA Credit Facility; (iv) $185 million in net cash invested in short-term investments; (v) $71.0 million in other expenditures for vessels, vessel improvements and other property, of which $69.4 million was construction in progress payments; (vi) $4.5 million cash consideration paid for the purchase of equity method investment, net of cash acquired; (vii) $106.4 million of cash dividends paid to shareholders; and (viii) $6.3 million in regularly scheduled principal amortization of the Company’s lease financing arrangements and ECA Credit Facility.

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

As of March 31, 2026, we had total debt outstanding of $602.1 million (net of deferred financing costs of $12.4 million) and net debt to capital of 9.3%, compared with 16.5% at December 31, 2025.

Sources, Uses and Management of Capital

Focused on our business strategy goals, during 2026 to date, we have continued to (i) make substantial returns to shareholders and (ii) use incremental liquidity generated from operations and the proceeds from disposal of older tonnage at strong prices to enhance our balance sheet and liquidity position as well as invest in renewing and growing our fleet.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities we executed so far during 2026 and sources of capital we have at our disposal for future use as well as the Company’s current commitments for future uses of capital:

Returns to Shareholders

On February 25, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental cash dividend of $2.03 per share of common stock. Both dividends totaling $106.4 million in the aggregate were paid on March 30, 2026 to stockholders of record as of March 20, 2026.

On May 6, 2026, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share of common stock and a supplemental dividend of $4.43 per share of common stock. Both dividends will be paid on June 26, 2026 to stockholders of record as of June 12, 2026.

Fleet Renewal and Growth

We executed the following fleet renewal and growth transactions:

●	Completed the sales and deliveries to buyers of one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, and one 2012-built VLCC for net proceeds of $222.8 million.

●	Acquired all of the outstanding capital stock of TUKA, a privately-held joint venture between the Company and CMB.Tech, which serves as the commercial manager for the VLCC pool company – TIL, for a total purchase consideration of $10.0 million (which includes the fair value of our previously held equity interest in TUKA).

●	Took delivery in March 2026 and April 2026 of the third and fourth of six LR1 newbuildings under construction in Korea with K Shipbuilding Co., Ltd. The aggregate contract price for the six scrubber-fitted, dual-fuel ready LR1 vessels is approximately $359 million. As of March 31, 2026, the Company has approximately $121.7 million in remaining

INTERNATIONAL SEAWAYS, INC.

construction costs, of which approximately $115.6 million is expected to be drawn from the ECA Credit Facility in accordance with the delivery schedule. The remaining two LR1s are expected to be delivered in the third quarter of 2026.

As of March 31, 2026, the Company has contractual commitments for the construction of three dual-fuel ready LR1s and the purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of March 31, 2026, are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 25 unencumbered vessels as of March 31, 2026, and diversified financing sources with debt maturities spread out between 2030 and 2038, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of March 31, 2026 follows:

						Beyond
(Dollars in thousands)	2026	2027	2028	2029	2030	2030	Total
$500 Million Revolving Credit Facility(1)	$1,983	$2,338	$2,010	$1,671	$125	$—	$8,127
$160 Million Revolving Credit Facility(1)	669	811	730	161	—	—	2,371
ECA Credit Facility - floating rate(2)	8,322	11,830	11,581	11,281	10,995	119,717	173,726
2030 Bonds - fixed rate	8,906	17,812	17,812	17,813	267,813	—	330,156
BoComm Lease Financing - fixed rate(3)	17,902	23,761	23,827	23,762	142,272	—	231,524
Toshin Lease Financing - fixed rate(3)	1,620	2,151	2,223	2,052	2,052	2,829	12,927
Hyuga Lease Financing - fixed rate(3)	1,674	2,232	2,160	2,160	2,256	2,000	12,482
Kaiyo Lease Financing - fixed rate(3)	1,847	2,214	2,214	2,214	2,127	—	10,616
Kaisha Lease Financing - fixed rate(3)	1,663	2,214	2,214	2,214	2,287	—	10,592
Operating lease obligations(4)
Time Charter-in	925	—	—	—	—	—	925
Office space and vessel equipment	977	1,328	1,155	1,077	1,077	2,602	8,216
Vessel and vessel betterment commitments(5)	122,049	—	—	—	—	—	122,049
Total	$168,537	$66,691	$65,926	$64,405	$431,004	$127,148	$923,711
(1)	Amounts shown include unused revolver capacity commitment fees.
(2)	Amounts shown include unused commitment fees and contractual interest obligations on $123.1 million of outstanding floating rate debt estimated based on the applicable margin for the ECA Credit Facility of 1.1% and the fixed rate stated in the interest rate swaps (assigned for hedge accounting purposes) of 2.84% through the swap maturity date of February 22, 2027 for $91.1 million; the effective three-month SOFR rate of 3.7% as of March 31, 2026 was used for the remaining outstanding principal under the ECA Credit Facility.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(4)	As of March 31, 2026, the Company had a charter-in commitment for one vessel on a lease that is accounted for as an operating lease. The full amounts due under office space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

INTERNATIONAL SEAWAYS, INC.

(5)	Represents the Company’s commitments for the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of three dual-fuel ready LR1s.

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

At March 31, 2026, there have been no material changes in the information disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 16, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. The risks described in that document are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below updates and should be read together with the risk factors in our 2025 Form 10-K:

Risks Related to Our Industry

International hostilities between Iran and the United States and Israel could adversely affect the tanker industry, which could adversely affect INSW’s business.

On February 28, 2026, the United States, Israel and Iran began to engage in active hostilities and military action in and around the Arabian Gulf (the “AG”). These operations have continued, damaging the energy infrastructure of the AG region. As of late April 2026, more than 30 merchant vessels had been attacked by Iran in the AG and the Strait of Hormuz (the entrance to the AG), Iran has declared a blockade (while allowing limited vessel passage under certain conditions) and may have mined portions of the AG and the U.S. has declared a blockade of Iran-linked shipping, with vessel traffic through the Strait decreasing by approximately 90-95%, compared with prior periods, largely resulting in a continued closure of the Strait as a practical matter. This is particularly significant to the tanker industry as industry estimates suggest that as much as 20% of oil consumed worldwide moves through the Strait of Hormuz and its closure has had a particularly significant effect on the VLCC tanker fleet. Despite declaration of a two-week ceasefire in early April 2026, which has informally been extended, limited attacks by all three nations have continued, passage currently remains disrupted, and more significant hostilities may resume. The Company has no vessels in the AG and none of these attacks, seizures or sinkings have to date involved the Company’s vessels. These developments have impacted the tanker industry more broadly, including through higher charter rates, increased operating costs (including in particular bunker costs and insurance

INTERNATIONAL SEAWAYS, INC.

premiums) and market volatility, and have resulted in increases in the Company’s costs. To date, the hostilities have not had a material adverse effect on INSW’s operations, financial condition, results of operations or cash flow. The extent of any future impact will depend on how the situation develops, including the duration of any continued disruption in the Strait of Hormuz and its effect on global energy markets, including with respect to reduced inventory levels which could impact the tanker industry. No assurance can be given that these hostilities (and related consequences) will not have a material adverse effect on INSW’s business, financial condition, results of operations and cash flow in the future.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended March 31, 2026 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management.

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

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

4.1

Second Amended and Restated Rights Agreement, dated as of April 9, 2026, between the Registrant and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 9, 2026 and incorporated herein by reference).

10.1

Joinder Agreement dated March 27, 2026 by Hendricks Tanker Company LLC to the $500 Million RCF among the Registrant, the Borrower, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2026 and incorporated herein by reference).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: May 7, 2026	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: May 7, 2026	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer