Form 10-Q
period 2026-06-30
International Seaways, Inc.
filed 2026-08-10
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s common stock as of August 6, 2026: common stock, no par value, 49,531,311 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$159,397	$116,922
Short-term investments	250,000	50,000
Voyage receivables, net of allowance for credit losses of $144 and $52
including unbilled receivables of $244,438 and $169,610	306,658	177,887
Other receivables	28,225	13,836
Inventories	24,915	611
Prepaid expenses and other current assets	14,077	7,790
Total Current Assets	783,272	367,046
Vessels and other property, less accumulated depreciation of $487,867 and $506,585	2,024,244	2,077,986
Vessels construction in progress	51,572	57,725
Deferred drydock expenditures, net	112,678	109,257
Operating lease right-of-use assets	5,360	7,220
Pool working capital deposits	21,843	33,051
Goodwill	7,369	—
Other assets	12,604	16,357
Total Assets	$3,018,942	$2,668,642

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$91,231	$69,921
Current portion of operating lease liabilities	1,334	3,182
Current installments of long-term debt	39,204	25,788
Total Current Liabilities	131,769	98,891
Long-term operating lease liabilities	5,810	5,954
Long-term debt	606,418	541,291
Other liabilities	9,610	2,229
Total Liabilities	753,607	648,365

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,520,476 and 49,404,078
shares issued and outstanding	1,503,556	1,507,325
Retained earnings	773,106	523,792
	2,276,662	2,031,117
Accumulated other comprehensive loss	(11,327)	(10,840)
Total Equity	2,265,335	2,020,277
Total Liabilities and Equity	$3,018,942	$2,668,642

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shipping Revenues:
Pool revenues, including $123,470, $57,152, $228,634 and $104,357
from affiliated companies	$255,525	$148,772	$504,023	$286,368
Time charter revenues	88,629	36,729	149,644	72,586
Voyage charter revenues	123,133	10,140	139,096	20,081
	467,287	195,641	792,763	379,035

Other operating revenues	2,443	—	4,343	—

Operating Expenses:
Voyage expenses	33,100	6,819	41,331	11,871
Vessel expenses	63,631	67,421	124,670	134,449
Charter hire expenses	15,186	9,627	22,882	18,772
Depreciation and amortization	39,689	41,349	80,256	81,054
General and administrative	16,604	12,165	25,915	25,382
Other operating expenses	129	122	267	217
Loss/(gain) on disposal of vessels and other assets, net	43	(11,229)	(88,128)	(21,250)
Total operating expenses	168,382	126,274	207,193	250,495
Income from vessel operations	301,348	69,367	589,913	128,540
Holding gain on previously held equity interest	—	—	3,919	—
Operating income	301,348	69,367	593,832	128,540
Other income	4,137	2,040	6,755	3,884
Income before interest expense	305,485	71,407	600,587	132,424
Interest expense	(10,561)	(9,761)	(19,520)	(21,213)
Income before income taxes	294,924	61,646	581,067	111,211
Income tax benefit	1	—	1	—
Net income	$294,925	$61,646	$581,068	$111,211

Weighted Average Number of Common Shares Outstanding:
Basic	49,487,271	49,323,071	49,474,189	49,315,304
Diluted	49,857,565	49,476,481	49,822,444	49,502,691

Per Share Amounts:
Basic net income per share	$5.96	$1.25	$11.74	$2.25
Diluted net income per share	$5.91	$1.25	$11.66	$2.25

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$294,925	$61,646	$581,068	$111,211
Other comprehensive loss, net of tax:
Net change in foreign currency translation	(3)	—	(255)	—
Net change in unrealized losses on cash flow hedges	(373)	(833)	(716)	(1,610)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	35	(65)	64	(88)
Net change in unrecognized actuarial losses	229	(434)	420	(587)
Other comprehensive loss, net of tax	(112)	(1,332)	(487)	(2,285)
Comprehensive income	$294,813	$60,314	$580,581	$108,926

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$581,068	$111,211
Items included in net income not affecting cash flows:
Depreciation and amortization	80,256	81,054
Amortization of debt discount and other deferred financing costs	2,678	1,966
Stock compensation	3,027	3,790
Other – net	(408)	206
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(88,128)	(21,250)
Holding gain on previously held equity interest	(3,919)	—
Payments for drydocking	(33,385)	(43,451)
Insurance claims proceeds related to vessel operations	530	871
Changes in operating assets and liabilities:
(Increase)/decrease in voyage receivables	(128,771)	35,311
Decrease in deferred revenue	(4,353)	(6,347)
Net change in other receivables, inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	145	(7,635)
Net cash provided by operating activities	408,740	155,726
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(122,873)	(100,878)
Security deposits returned for vessel exchange transactions	—	5,000
Proceeds from disposal of vessels and other property	222,378	143,167
Expenditures for other property	(386)	(553)
Cash consideration paid for the purchase of equity method investment, net of cash acquired	(4,493)	—
Investments in short-term time deposits	(335,000)	—
Proceeds from maturities of short-term time deposits	135,000	—
Pool working capital deposits	—	(250)
Net cash (used in)/provided by investing activities	(105,374)	46,486
Cash Flows from Financing Activities:
Borrowings on nonrevolving credit facility debt	85,209	—
Repayments of nonrevolving credit facility debt	(2,037)	—
Borrowings on revolving credit facilities	30,500	20,000
Repayments on revolving credit facilities	(22,000)	(137,200)
Payments on sale and leaseback financing	(10,655)	(24,639)
Payments of deferred financing costs	(3,358)	(87)
Cash dividends paid	(331,754)	(64,115)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(6,796)	(4,870)
Net cash used in financing activities	(260,891)	(210,911)
Net increase/(decrease) in cash and cash equivalents	42,475	(8,699)
Cash and cash equivalents at beginning of year	116,922	157,506
Cash and cash equivalents at end of period	$159,397	$148,807

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the six months ended
Balance at January 1, 2026	$1,507,325	$523,792	$(10,840)	$2,020,277
Net income	—	581,068	—	581,068
Other comprehensive loss	—	—	(487)	(487)
Dividends	—	(331,754)	—	(331,754)
Common stock withheld related to net share settlement of equity awards	(6,796)	—	—	(6,796)
Compensation relating to restricted stock awards	536	—	—	536
Compensation relating to restricted stock units awards	2,491	—	—	2,491
Balance at June 30, 2026	$1,503,556	$773,106	$(11,327)	$2,265,335

Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	111,211	—	111,211
Other comprehensive loss	—	—	(2,285)	(2,285)
Dividends	—	(64,115)	—	(64,115)
Common stock withheld related to net share settlement of equity awards	(4,870)	—	—	(4,870)
Compensation relating to restricted stock awards	520	—	—	520
Compensation relating to restricted stock units awards	3,270	—	—	3,270
Balance at June 30, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779

For the three months ended
Balance at April 1, 2026	$1,501,990	$703,500	$(11,215)	$2,194,275
Net income	—	294,925	—	294,925
Other comprehensive loss	—	—	(112)	(112)
Dividends	—	(225,319)	—	(225,319)
Compensation relating to restricted stock awards	280	—	—	280
Compensation relating to restricted stock units awards	1,286	—	—	1,286
Balance at June 30, 2026	$1,503,556	$773,106	$(11,327)	$2,265,335

Balance at April 1, 2025	$1,503,451	$374,212	$(8,814)	$1,868,849
Net income	—	61,646	—	61,646
Other comprehensive loss	—	—	(1,332)	(1,332)
Dividends	—	(29,620)	—	(29,620)
Common stock withheld related to net share settlement of equity awards	(1,608)	—	—	(1,608)
Compensation relating to restricted stock units awards	266	—	—	266
Compensation relating to stock option awards	1,578	—	—	1,578
Balance at June 30, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our”, refer to International Seaways, Inc. and its subsidiaries. As of June 30, 2026, the Company’s operating fleet consisted of 64 wholly-owned or lease financed oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly-owned subsidiaries. In addition to our operating fleet, four LR1 newbuilds are scheduled for delivery to the Company between the third quarter of 2026 and the fourth quarter of 2028, bringing the total operating and newbuild fleet as of June 30, 2026 to 68 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 30, 2026. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after August 10, 2026, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

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

The book value of the Company’s 50% ownership interest immediately prior to the acquisition date was $1.1 million. The acquisition of the additional 50% interest in TUKA was considered an acquisition achieved in stages and resulted in the remeasurement of the previously held equity interest to fair value of $5.0 million. The fair value attributed to the previously held equity interest was derived from the consideration transferred in the transaction and resulted in the recognition of a non-cash holding gain of $3.9 million for the difference between the fair value and the book value of the Company’s previously held equity interest. Such gain was recorded in holding gain on previously held equity interest in the Company’s condensed consolidated statement of operations.

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

The purchase price allocation and fair values of assets acquired, and liabilities assumed above are final.

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

Goodwill — Goodwill represents the excess purchase price over the fair value of identifiable tangible and intangible assets and liabilities acquired in connection with the Company’s acquisitions. We test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company has selected November 30 as its annual goodwill impairment testing date. We have the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that its fair value is less than its carrying value, or if we choose not to perform a qualitative assessment, we then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to such excess, up to the value of the goodwill. The reporting unit for goodwill impairment testing purposes is required to be the same as, or one level below an operating segment. Accordingly, the goodwill recognized in the acquisition of TUKA has been assigned to our VLCC operating segment, which is part of the Crude Tankers reportable segment.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentration of Credit Risk — The pools in which the Company participate accounted in aggregate for 77% and 95% of consolidated voyage receivables at June 30, 2026 and December 31, 2025, respectively.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (ASC 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. This new guidance is intended to enable entities to achieve and maintain hedge accounting for a broader population of highly effective economic hedges while reducing cost and complexity. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The amendments require adoption on a prospective basis. We are currently evaluating the new guidance but do not expect it to have a significant impact on our consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (ASC 818), which is intended to improve the accounting for and disclosure of environmental credits and related obligations and reduce diversity in practice. The amendments establish recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations arising from regulatory compliance programs. Environmental credits are recognized as assets when it is probable they will be used to settle an obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer, and are subsequently measured based on their intended use. Environmental credit obligations are recognized as liabilities as qualifying events occur and are measured based on the carrying amount of related credits held and the amount required to settle any shortfall. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating this new standard, but do not expect it to have a significant impact on our consolidated financial statements and related disclosures.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 24,965 and 26,510 for the three and six months ended June 30, 2026, respectively, and 20,683 and 19,204 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there were 494,491 shares of restricted stock units and 26,713 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Numerator:
Net income allocated to:
Common stockholders	$294,818	$61,616	$580,829	$111,163
Participating securities	107	30	239	48
	$294,925	$61,646	$581,068	$111,211

Denominator:
Weighted-average common shares outstanding, basic	49,487,271	49,323,071	49,474,189	49,315,304
Dilutive effect of stock options	20,128	77,564	34,911	78,522
Dilutive effect of performance-based restricted stock units	263,787	38,933	218,653	35,768
Dilutive effect of restricted stock units	86,379	36,913	94,691	73,097
Weighted-average common shares outstanding, diluted	49,857,565	49,476,481	49,822,444	49,502,691

There were no antidilutive equity awards outstanding during the three and six months ended June 30, 2026 and 2025, respectively.

Note 5 — Business and Segment Reporting:

The Company has two reportable segments: Crude Tankers and Product Carriers. Adjusted income from vessel operations for segment purposes is defined as income from vessel operations before other operating revenues, general and administrative expenses, other operating expenses, and gain on disposal of vessels and assets, net. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s condensed consolidated financial statements.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2026 and 2025 follows:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2026:
Shipping revenues	$285,058	$182,229	$467,287
Time charter equivalent revenues	253,364	180,823	434,187
Vessel expenses	29,434	34,197	63,631
Charter hire expenses	14,278	908	15,186
Depreciation and amortization	18,497	21,192	39,689
Loss on disposal of vessels and other assets, net	31	12	43
Adjusted income from vessel operations	191,155	124,526	315,681
Adjusted total assets at June 30, 2026	1,398,663	1,189,565	2,588,228

Three months ended June 30, 2025:
Shipping revenues	$103,799	$91,842	$195,641
Time charter equivalent revenues	98,908	89,914	188,822
Vessel expenses	30,015	37,406	67,421
Charter hire expenses	3,673	5,954	9,627
Depreciation and amortization	18,746	22,603	41,349
Loss/(gain) on disposal of vessels and other assets, net	141	(11,370)	(11,229)
Adjusted income from vessel operations	46,474	23,951	70,425
Adjusted total assets at June 30, 2025	1,300,733	1,049,370	2,350,103

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2026:
Shipping revenues	$476,512	$316,251	$792,763
Time charter equivalent revenues	437,639	313,793	751,432
Vessel expenses	59,831	64,839	124,670
Charter hire expenses	18,773	4,109	22,882
Depreciation and amortization	38,472	41,784	80,256
Gain on disposal of vessels and other assets, net	(52,582)	(35,546)	(88,128)
Adjusted income from vessel operations	320,563	203,061	523,624
Adjusted total assets at June 30, 2026	1,398,663	1,189,565	2,588,228
Expenditures for vessels and vessel improvements	370	122,503	122,873
Payments for drydocking	19,754	13,631	33,385

Six months ended June 30, 2025:
Shipping revenues	$191,802	$187,233	$379,035
Time charter equivalent revenues	183,537	183,627	367,164
Vessel expenses	58,433	76,016	134,449
Charter hire expenses	6,509	12,263	18,772
Depreciation and amortization	37,449	43,605	81,054
Gain on disposal of vessels and other assets, net	(9,880)	(11,370)	(21,250)
Adjusted income from vessel operations	81,146	51,743	132,889
Expenditures for vessels and vessel improvements	996	99,882	100,878
Payments for drydocking	4,800	38,651	43,451

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Shipping revenues	$467,287	$195,641	$792,763	$379,035
Less: Voyage expenses	(33,100)	(6,819)	(41,331)	(11,871)
Time charter equivalent revenues	$434,187	$188,822	$751,432	$367,164

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Total adjusted income from vessel operations of all segments	$315,681	$70,425	$523,624	$132,889
Other operating revenues	2,443	—	4,343	—
General and administrative expenses	(16,604)	(12,165)	(25,915)	(25,382)
Other operating expenses	(129)	(122)	(267)	(217)
(Loss)/gain on disposal of vessels and other assets, net	(43)	11,229	88,128	21,250
Consolidated income from vessel operations	301,348	69,367	589,913	128,540
Holding gain on previously held equity interest	—	—	3,919	—
Other income	4,137	2,040	6,755	3,884
Interest expense	(10,561)	(9,761)	(19,520)	(21,213)
Income before income taxes	$294,924	$61,646	$581,067	$111,211

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2026	June 30, 2025
Adjusted total assets of all segments	$2,588,228	$2,350,103
Corporate unrestricted cash and cash equivalents	159,397	148,807
Short-term investments	250,000	—
Other unallocated amounts	21,317	24,305
Consolidated total assets	$3,018,942	$2,523,215

Note 6 — Vessels:

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $359 million. The first two LR1 newbuildings were delivered during the second half of 2025 and the third and fourth LR1 newbuildings were delivered to the Company in March and April 2026, respectively. The last two LR1 newbuildings will be delivered during the third quarter of 2026.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The remaining commitments on the contracts for the construction of the two LR1 newbuilds as of June 30, 2026 were $73 million, all of which is expected to be drawn from the ECA Credit Facility in accordance with the delivery schedule.

In May and July 2026, the Company entered into agreements to construct an additional four scrubber-fitted, dual-fuel LNG ready LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $244 million. The vessels are expected to be delivered in the second half of 2028. The Company expects to finance the newbuildings through a combination of long-term financing and available liquidity. As of June 30, 2026, no payments were made in connection with the two construction contracts entered into in May 2026. Upon delivery, all four of these vessels are expected to be deployed into the Panamax International Pool.

Disposal/Sales of Vessels

During the six months ended June 30, 2026, the Company sold one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, and one 2012-built VLCC for net proceeds of $222.4 million and recognized a gain of $88.1 million.

Note 7 — Goodwill:

As described above in Note 2, “Business Combinations,” on January 27, 2026, the Company acquired CMB.Tech’s 50% equity interest in TUKA and recognized $7.6 million of goodwill at the time of acquisition.

The changes in goodwill during the six months ended June 30, 2026 were as follows:

(Dollars in thousands)	Amounts
Balance at December 31, 2025	$—
Acquisition of TUKA	7,624
Foreign currency translation adjustment	(255)
Balance at June 30, 2026	$7,369

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. On January 27, 2026, in conjunction with the acquisition of TUKA (see Note 2, “Business Combinations”), the Company established Tankers International Suezmax Ltd. (“TISL”), a tanker pool for the commercial management of the Company’s and other third-party owners’ Suezmaxes. TISL was determined to be a VIE. The formation agreements for TISL state that a board of pool participants has decision making power over the significant economic decisions that impact the pool. Although there was one other pool participant during the six months ended June 30, 2026, the Company controlled the majority of the decision making power and accordingly was considered to be the primary beneficiary of TISL. As such, the balance sheets and results of operations of TISL are included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. This assessment will change if additional third-party owners join the pool and the Company is deemed to no longer hold the majority of the decision making power over the significant economic decisions that impact the pool.

As of June 30, 2026, TISL’s total current assets and total current liabilities, after intercompany eliminations, were $65.0 million and $34.2 million, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unconsolidated VIEs

As of June 30, 2026, six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of June 30, 2026:

(Dollars in thousands)
Pool working capital deposits	$21,843

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2026:

(Dollars in thousands)		Maximum Exposure to Loss
Other Liabilities	$–	$21,843

In addition, as of June 30, 2026, the Company had $234.2 million of trade receivables due from the pools in which it participates that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2026.

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025	Fair Value Level
Cash and cash equivalents	$159,397	$116,922	Level 1
Short-term investments	250,000	50,000	Level 1
2030 Bonds	(253,765)	(249,748)	Level 1
ECA Credit Facility(1)	(164,665)	(81,494)	Level 2
TISL Borrowing Base Facility(1)	(8,500)	—	Level 2
BoComm Lease Financing (2)	(159,708)	(174,713)	Level 2
Toshin Lease Financing (2)	(8,954)	(10,151)	Level 2
Hyuga Lease Financing (2)	(8,617)	(10,164)	Level 2
Kaiyo Lease Financing (2)	(7,818)	(9,485)	Level 2
Kaisha Lease Financing (2)	(7,812)	(8,921)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three or six months (the Company’s current reset election is three months).
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of net assets acquired in business combinations during the six months ended June 30, 2026:

(Dollars in thousands)	Fair Value	Level 1	Level 2
Previously held equity interest(1)	$5,000	$—	$5,000
Identifiable net assets acquired in business combination(2)	2,376	507	1,869

(1) The fair value attributed to the previously held equity interest was derived from the consideration transferred in the transaction

(2) Identifiable net assets acquired primarily consisted of working capital, including $0.5 million of cash and cash equivalents.

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
TISL Borrowing Base Facility	$8,500	$—
ECA Credit Facility, due 2038, net of unamortized deferred finance costs of $6,355 and $3,030	158,310	78,464
2030 Bonds, due 2030, net of unamortized deferred finance costs of $4,358 and $4,774	245,642	245,226
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,388 and $2,731	195,424	202,505
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $163 and $189	10,349	11,092
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $134 and $157	10,039	10,808
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $104 and $126	8,687	9,500
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $107 and $129	8,671	9,484
	645,622	567,079
Less current portion	(39,204)	(25,788)
Long-term portion	$606,418	$541,291

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ECA Credit Facility

During the six months ended June 30, 2026, the Company borrowed a total of $85.2 million upon the delivery of the third and fourth LR1 newbuildings and made principal payments totaling $2.0 million on the first and second LR1 newbuildings, leaving an outstanding principal balance of $164.7 million as of June 30, 2026.

TISL Borrowing Base Facility

In May 2026, TISL, a consolidated variable interest entity (see Note 8), entered into a $40.0 million working capital borrowing base facility with Macquarie Bank Limited, London Branch (the “TISL Borrowing Base Facility”), under which funds can be drawn and repaid with one day’s notice under a revolving loan arrangement. The TISL Borrowing Base Facility bears interest at SOFR plus 2% and is secured by a fixed and floating charge over current and future freight and demurrage receivable, freights in transit and any other fees relating to vessels in the TISL pool. Total drawdowns and repayments under the facility during the three months ended June 30, 2026 were $30.5 million and $22.0 million, respectively. The $8.5 million balance outstanding under the TISL Borrowing Base

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Facility as of June 30, 2026 is repayable on demand and is therefore included in current installments of long-term debt in the condensed consolidated balance sheet.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of June 30, 2026.

Deferred finance charges

Finance charges incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $10.5 million and $12.6 million relating to the $500 Million Revolving Credit Facility, the $160 Million Revolving Credit Facility, and the undrawn ECA Credit Facility tranches as of June 30, 2026 and December 31, 2025, respectively, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $13.6 million and $11.1 million as of June 30, 2026 and December 31, 2025, respectively, relating to the Company’s outstanding debt facilities, are included in debt in the condensed consolidated balance sheets.

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and six months ended June 30, 2026 was $11.2 million and $21.2 million, respectively, and for the three and six months ended June 30, 2025 was $10.4 million and $22.3 million, respectively. Interest paid, net of interest rate swap cash settlements, for the Company’s debt facilities for the three and six months ended June 30, 2026 was $5.1 million and $18.7 million, respectively, and for the three and six months ended June 30, 2025 was $8.9 million and $19.0 million, respectively.

Interest capitalized to vessels under construction during the three and six months ended June 30, 2026 totaled $0.8 million and $2.1 million, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2025, respectively.

Note 11 — Capital Stock and Stock Compensation:

Share Repurchase Program

No shares were acquired under the Company’s $50 million stock repurchase program during the three and six months ended June 30, 2026 and 2025.

Shares of Common Stock

The following table shows the changes in shares of common stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock outstanding at beginning	49,504,696	49,287,457	49,404,078	49,194,458

Restricted common stock issued - non-executive directors	15,780	28,072	15,780	28,072
Common stock issued - vesting or exercise of share-based compensation	-	101,560	234,295	290,946
Common stock withheld for employee taxes(1)	-	(50,813)	(133,677)	(147,200)

Common stock outstanding at ending	49,520,476	49,366,276	49,520,476	49,366,276

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased nil and 133,677 shares of common stock during the three and six months ended June 30, 2026, respectively, at an average cost of $66.24 per share (based on the closing market prices on the dates of vesting or exercise), from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 50,813 and 147,200 shares of common stock during the three and six months ended June 30, 2025, respectively, at an average cost of $31.64 and $33.08 per share, respectively.

Director Compensation – Restricted Common Stock

In June 2026, the Company awarded a total of 15,780 restricted common stock shares to its non-employee directors. The weighted average fair market value of INSW’s stock on the measurement date of such awards was $81.42 per share. Such restricted share awards vest in full on the earlier of the next annual meeting of the stockholders or June 8, 2027, subject to each director continuing to provide services to INSW through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of INSW, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation

Stock Options

There were no stock options granted during the three and six months ended June 30, 2026 and 2025. A total of 101,267 stock options were exercised during the six months ended June 30, 2026 by certain senior officers and employees of the Company at an average exercise price of $20.33.

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 60,105 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $79.97 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2026, the Company also granted 60,098 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2029. The weighted average grant date fair value of the awards with performance conditions was determined to be $79.97 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $72.06 per RSU.

Rights Agreement

On April 6, 2026, the Board approved and authorized management to enter into, on April 9, 2026, the Second Amended and Restated Rights Agreement (the “Second A&R Rights Agreement”) between the Company and Computershare Trust Company, N.A., as rights agent, which amended and restated the Amended and Restated Rights Agreement with Computershare Trust Company, N.A., as rights

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agent (the “A&R Rights Agreement”) in its entirety. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a purchase price of $95 per share, subject to adjustment as described in the Second A&R Rights Agreement (the “Purchase Price”). The Company’s stockholders ratified the adoption of the Second A&R Rights Agreement at the Company’s 2026 annual meeting of stockholders in June 2026.

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

The Company’s Board of Directors may consider an earlier termination of the Second A&R Rights Agreement if market and other conditions warrant.

Dividends

During 2026, the Company’s Board of Directors declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Total Dividends per Share	Total Dividends Paid (Dollars in Thousands)
February 25, 2026	March 20, 2026	March 30, 2026	$2.15	$106,435
May 6, 2026	June 12, 2026	June 26, 2026	$4.55	$225,319

On August 7, 2026, the Company’s Board of Directors declared cash dividends of $5.05 per share of common stock, payable on September 24, 2026 to stockholders of record as of September 10, 2026.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Unrealized gains on derivative instruments	$1,377	$2,093
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,449)	(12,933)
Foreign currency translation adjustment	(255)	—
	$(11,327)	$(10,840)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2026 and 2025 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Foreign currency translation adjustment	Total
Balance as of March 31, 2026	$1,750	$(12,713)	$(252)	$(11,215)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	27	—	(3)	24
Amounts reclassified from accumulated other comprehensive loss	(400)	264	—	(136)
Balance as of June 30, 2026	$1,377	$(12,449)	$(255)	$(11,327)

Balance as of March 31, 2025	$4,399	$(13,213)	$—	$(8,814)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	170	(763)	—	(593)
Amounts reclassified from accumulated other comprehensive loss	(1,003)	264	—	(739)
Balance as of June 30, 2025	$3,566	$(13,712)	$—	$(10,146)

(Dollars in thousands)	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Foreign currency translation adjustment	Total
Balance as of December 31, 2025	$2,093	$(12,933)	$—	$(10,840)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	160	(45)	(255)	(140)
Amounts reclassified from accumulated other comprehensive loss	(876)	529	—	(347)
Balance as of June 30, 2026	$1,377	$(12,449)	$(255)	$(11,327)

Balance as of December 31, 2024	$5,176	$(13,037)	$—	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	(10)	(1,187)	—	(1,197)
Amounts reclassified from accumulated other comprehensive loss	(1,600)	512	—	(1,088)
Balance as of June 30, 2025	$3,566	$(13,712)	$—	$(10,146)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(159)	$(716)	$(385)	$(1,532)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	(241)	(287)	(491)	(68)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension
and postretirement benefit plans	264	264	529	512	Other income
Total before and net of tax	$(136)	$(739)	$(347)	$(1,088)

At June 30, 2026, the Company expects that it will reclassify $0.2 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

Note 13 — Shipping Revenue and Other Operating Revenues:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term which are cancellable with up to 90 days’ notice. As of June 30, 2026, the Company is a party to time charter out contracts with customers on three VLCCs, three Suezmaxes, one Aframax, one LR2, and five MRs with expiry dates ranging from July 2026 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and six months ended June 30, 2026 and 2025:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended June 30, 2026:
Revenues from leases
Pool revenues	$91,312	$164,213	$255,525
Time charter revenues	74,415	14,214	88,629
Voyage charter revenues from non-variable lease payments(1)	94,708	3,802	98,510
Voyage charter revenues from variable lease payments(1)	9,730	—	9,730
Revenues from services
Voyage charter revenues from lightering services	14,893	—	14,893
Total shipping revenues	$285,058	$182,229	$467,287

Other operating revenues	$2,443	$—	$2,443

Three months ended June 30, 2025:
Revenues from leases
Pool revenues	$76,921	$71,851	$148,772
Time charter revenues	16,904	19,825	36,729
Voyage charter revenues from non-variable lease payments	(81)	166	85
Revenues from services
Voyage charter revenues from lightering services	10,055	—	10,055
Total shipping revenues	$103,799	$91,842	$195,641

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Six months ended June 30, 2026:
Revenues from leases
Pool revenues	$224,074	$279,949	$504,023
Time charter revenues	119,667	29,977	149,644
Voyage charter revenues from non-variable lease payments(1)	101,128	6,325	107,453
Voyage charter revenues from variable lease payments(1)	9,730	—	9,730
Revenues from services
Voyage charter revenues from lightering services	21,913	—	21,913
Total shipping revenues	$476,512	$316,251	$792,763

Other operating revenues	$4,343	$—	$4,343

Six months ended June 30, 2025:
Revenues from leases
Pool revenues	$139,118	$147,250	$286,368
Time charter revenues	33,299	39,287	72,586
Voyage charter revenues from non-variable lease payments	226	696	922
Revenues from services
Voyage charter revenues from lightering services	19,159	—	19,159
Total shipping revenues	$191,802	$187,233	$379,035

_____________________________

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Voyage charter revenues from non-variable and variable lease payments include voyage charter revenues of TISL.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract assets (Unbilled Commercial Management Fees)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2026	$2,622	$—	$—	$—
Closing balance as of June 30, 2026	7,165	77	2,405	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and six months ended June 30, 2026 and 2025, respectively.

Costs to Obtain or Fulfill a Contract

As of June 30, 2026, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Any EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. As of June 30, 2026, the value of EUAs held by the Company that are required to be surrendered to the EU authorities in September 2026 is approximately $2.8 million and is included in other current assets in the condensed consolidated balance sheet.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the components of the non-cash revenues and expenses recognized for EUAs earned and incurred during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Pool revenues	$1,108	$2,622	$4,864	$4,233
Time charter revenues	827	641	1,453	1,060
Voyage charter revenues	1,554	—	1,554	—
Total shipping revenues	$3,489	$3,263	$7,871	$5,293

Voyage expenses	$3,489	$3,263	$7,871	$5,293

The value of EUAs due to the Company from its charterers or commercial pools in which it participates is $13.4 million as of June 30, 2026 and is included in other receivables in the condensed consolidated balance sheet. The value of the EUAs the Company is obligated to surrender to the EU authorities was $16.0 million and $9.7 million as of June 30, 2026 and December 31, 2025, respectively. The current portion of the June 30, 2026 balance totaling $8.5 million is included in other current liabilities and the noncurrent portion of $7.5 million is included in other liabilities in the condensed consolidated balance sheet.

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

Contracts under which the Company is a Lessee

The Company currently has two major categories of leases – chartered-in vessel and office space and vessel equipment. The expenses recognized during the three and six months ended June 30, 2026 and 2025 for the lease component of these leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost
Vessel assets
Charter hire expenses	$669	$4,495	$3,039	$9,220

Office space and vessel equipment
General and administrative	227	227	454	454
Voyage expenses	46	15	92	30
Vessel expenses	20	—	40	—

Short-term lease cost
Vessel assets (1)
Charter hire expenses	1,294	1,350	2,647	2,551
Total lease cost	$2,256	$6,087	$6,272	$12,255
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $1.1 million and $1.4 million for the three and six months ended June 30, 2026, respectively, compared with $0.5 million and $0.6 million for the three and six months ended June 30, 2025, respectively, including both lease and non-lease components.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,719	$9,796

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$5,360	$7,220

Current portion of operating lease liabilities	$(1,334)	$(3,182)
Long-term operating lease liabilities	(5,810)	(5,954)
Total operating and finance lease liabilities	$(7,144)	$(9,136)

Weighted average remaining lease term - operating leases	6.49 years	5.62 years
Weighted average discount rate - operating leases	4.42%	4.77%

Office space and vessel equipment:

The Company has operating leases for offices, a lightering workboat dock space, and hull cleaning robots. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office space and vessel equipment as of June 30, 2026 are as follows:

(Dollars in thousands)	Amount
2026	$658
2027	1,406
2028	1,260
2029	1,185
2030	1,104
Thereafter	2,602
Total lease payments	8,215
less imputed interest	(1,071)
Total operating lease liabilities	$7,144

Contracts under which the Company is a Lessor

See Note 13, “Shipping Revenue and Other Operating Revenues,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, three Suezmaxes, one Aframax, one LR2, and five MRs, and the related revenue days as of June 30, 2026 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2026	$57,408	1,729
2027	69,983	1,989
2028	64,672	1,830
2029	41,071	1,261
2030	7,068	228
Future minimum revenues	$240,203	7,037

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

In late July 2023, one of the Company’s vessels was arrested in connection with a commercial dispute arising earlier in 2023. Although the vessel was subsequently released, the arresting party sought $25 million in security. The underlying commercial dispute was subject to an arbitration hearing in England. In March 2025, the arbitration tribunal ruled in the Company’s favor by (i) dismissing the arresting party’s claims against the Company, and (ii) awarding the Company monetary damages of $25 million. The arresting party appealed the arbitration tribunal’s ruling in April 2025, and such appeal was dismissed in September 2025. During the first quarter of 2026, the Company recovered $4.8 million of damages awarded by the arbitration tribunal, representing legal fees that it had incurred in relation to this matter. Such recovery was recognized as a reduction in general and administrative expenses during the six months ended June 30, 2026. The Company’s ultimate ability to collect the balance of the damages in whole or in part from the arresting party remains uncertain.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For both the three and six months ended June 30, 2026 we derived 58% of our time charter equivalent (“TCE”) revenues from our Crude Tankers segment compared with 52% and 50% for the three and six months ended June 30, 2025, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2026 and 2025 periods.

As of June 30, 2026, our operating fleet, which includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers, consisted of 64 wholly-owned or lease financed vessels aggregating 7.6 million deadweight tons (“dwt”). In addition to our operating fleet of 64 vessels, four LR1 newbuilds are scheduled for delivery to the Company between the third quarter of 2026 and fourth quarter of 2028, bringing the total operating and newbuild fleet to 68 vessels. On July 1, 2026, the Company entered into contracts to build an additional two LR1 vessels, which are expected to be delivered in the second half of 2028. In addition to the Company’s operating fleet, Tankers International Suezmax Limited (“TISL”), a variable interest entity that is consolidated by the Company, has one Suezmax tanker time chartered-in from a third-party under its pool participation agreement as of June 30, 2026. See Note 8, “Variable Interest Entities (“VIEs”)” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

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

INTERNATIONAL SEAWAYS, INC.

The outbreak of war in the Middle East between Iran and the U.S. and Israel in late February 2026, and the seizures and attacks on vessels travelling through the Red Sea, the Gulf of Aden and the Arabian Gulf, and the effective closure of the Strait of Hormuz, have caused supply disruptions in the oil and gas markets and significant volatility in energy prices and spot charter hire rates. The sharp increase in oil prices and concerns that the supply of crude oil and petroleum products may be significantly constrained for some period of time has led a number of countries to impose export restrictions on certain oil and petroleum products. Also, while charter rates for crude tankers and product carriers initially increased and remain high following the disruption to shipping in the Middle East areas noted above, it is unlikely that the charter rates will remain at these historically high levels. We also expect the voyage expenses of the commercial pools in which we participate to be high in the near-term due to high bunker costs and being subject to additional war risks insurance premiums when the pool’s vessels transit through or call to any ports or areas or the waters of any country bordering the Arabian Gulf or the Red Sea. To date, these geopolitical developments have not had a material adverse effect on INSW’s operations, financial condition, results of operations or cash flow. The extent of any future impact will depend on how the situation develops, including any continued disruption in the Strait of Hormuz and the surrounding region and its effect on global energy markets, including the restoration, and timing thereof, of damage to the existing energy infrastructure.

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

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 80% and 81% of our total TCE revenues in the spot market for the three and six months ended June 30, 2026, respectively, compared with 82% and 81% for the three and six months ended June 30, 2025, respectively. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, three Suezmaxes, one Aframax, one LR2, and five MRs, as of June 30, 2026 are as follows:

(Dollars in millions)	Amount(1)
2026	$57.4
2027	70.0
2028	64.7
2029	41.1
2030	7.0
Future minimum revenues	$240.2

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2026 at 99.1 million barrels per day (“b/d”), down 4.7% from the same quarter in 2025. The estimate for global oil consumption for 2026 is 103.5 million b/d, a decrease of 1.0% from 2025 levels. OECD demand in 2026 is estimated to decrease by 0.9% to 45.5 million b/d, while non-OECD demand is estimated to decrease by 1.0% to 58.0 million b/d.

Global oil production in the second quarter of 2026 was 97.2 million b/d, a decrease of 6.4 million b/d from the second quarter of 2025, and a decrease of 5.9 million b/d from the first quarter of 2026 due to effects related to the closure of the Strait of Hormuz. OPEC crude oil production averaged 20 million b/d in the second quarter of 2026, a decrease of 5.9 million b/d from the first quarter of 2026, and a decrease of 7.0 million b/d from the second quarter of 2025. Non-OPEC production increased by 4.5 million b/d to 75.9 million b/d in the second quarter of 2026 compared with the second quarter of 2025. Oil production in the U.S. of 13.9 million b/d in the second quarter of 2026 increased by 4.7% from the first quarter of 2026 and by 3.5% from the second quarter of 2025.

U.S. refinery throughput decreased by 0.4 million b/d to 16.2 million b/d in the second quarter of 2026 compared with the first quarter of 2026.

U.S. crude oil imports in the second quarter of 2026 increased by 3.7% to 6.3 million b/d compared with the second quarter of 2025, with imports from OPEC countries increasing by 0.3 million b/d and imports from non-OPEC countries remaining flat. China’s crude oil imports in June were estimated to be 6.4 million b/d, a dramatic decrease from earlier levels due to the impact of the closure of the Strait of Hormuz and subsequent usage of local crude stocks to mitigate the decreased imports.

OECD commercial crude inventories in the second quarter of 2026 decreased by 3.1%, or 33 million barrels, compared with the first quarter of 2026. OECD commercial product inventories in the second quarter of 2026 decreased by 2.4%, or 36 million barrels, compared with the first quarter of 2026. Additionally, OECD government-controlled crude and product inventories decreased by 11.9%, or 148 million barrels in the aggregate, between the first and second quarters of 2026. These movements in stock levels are largely as a result of the closure of the Strait of Hormuz and the impact this is having on the global oil market.

During the second quarter of 2026, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 9.2 million dwt. The crude fleet increased by 6.8 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 2.2 million dwt, 2.2 million dwt and 2.4 million dwt, respectively. The product carrier fleet increased by 2.4 million dwt, with LR1s increasing by 0.4 million dwt and MRs increasing by 2.0 million dwt. Year-over-year, the size of the tanker fleet increased by 27.2 million dwt with the increases of 5.9

INTERNATIONAL SEAWAYS, INC.

million dwt, 5.3 million dwt, 7.5 million dwt, 1.1 million dwt and 7.4 million dwt in the VLCCs, Suezmax, Aframax, LR1 and MR fleets, respectively.

During the second quarter of 2026, the tanker orderbook increased by 19.8 million dwt from the first quarter of 2026. The crude tanker orderbook increased by 19.8 million dwt. The VLCC, Suezmax and Aframax orderbooks increased by 16.6 million dwt, 1.6 million dwt and 1.6 million dwt, respectively. The product carrier orderbook increased by 0.1 million dwt, with the LR1 orderbook decreasing by 0.2 million dwt and the MR orderbook increasing by 0.2 million dwt. Year-over-year, the total tanker orderbook increased by 73.5 million dwt, with increases in VLCC, Suezmaxes and Aframaxes of 57.6 million dwt, 12.4 million dwt and 4.7 million dwt, respectively. The LR1 and MR orderbooks decreased by 0.9 million dwt and 0.3million dwt, respectively.

Tanker rates continued the strong trend from the first quarter across the board. When and as conditions normalize, while it is unlikely these rates are sustainable, we would expect tanker markets to benefit from the rebalancing of trade flows and the replenishment of inventories.

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

Results from Vessel Operations:

During the second quarter of 2026, income from vessel operations increased by $232.0 million to $301.3 million from $69.4 million in the second quarter of 2025. Such increase resulted principally from significantly higher TCE revenues, partially offset by a $11.3 million decrease in gains from vessel sales, as no vessels were sold during the current quarter.

TCE revenues in the second quarter of 2026 increased by $245.4 million, or 130%, to $434.2 million from $188.8 million in the second quarter of 2025. This increase reflects (i) an aggregate $267.6 million rates-based increase resulting from higher average daily rates earned across the Company’s fleet sectors, partially offset by (ii) a $16.8 million days-based reduction in the MR sector, which reflects the Company selling several of the older vessels in its fleet, as detailed below in the “Product Carriers” discussion.

During the first half of 2026, income from vessel operations increased by $461.4 million to $589.9 million from $128.5 million in the first half of 2025. Such increase resulted principally from a $384.3 million increase in TCE revenues, a $9.8 million decrease in vessel expenses and $66.9 million in incremental gains on the vessel sales recognized in the first half of 2026.

The $384.3 million, or 105%, increase in TCE revenues to $751.4 million in the first half of 2026 compared to TCE revenues of $367.2 million in the first half of 2025 was attributable to (i) an aggregate $424.4 million rates-based increase resulting from higher average daily rates earned across INSW’s fleet sectors, partially offset by (ii) a $41.0 million days-based decline in earnings from our MR, LR1 and VLCC fleets, primarily as a result of sales of older vessels, as further detailed below.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2026	2025	2026	2025
TCE revenues	$253,364	$98,908	$437,639	$183,537
Vessel expenses	(29,434)	(30,015)	(59,831)	(58,433)
Charter hire expenses	(14,278)	(3,673)	(18,773)	(6,509)
Depreciation and amortization	(18,497)	(18,746)	(38,472)	(37,449)
Adjusted income from vessel operations (a)	$191,155	$46,474	$320,564	$81,146
Average daily TCE rate	$108,927	$39,627	$90,105	$37,093
Average number of owned vessels (b)	24.0	19.0	24.8	19.3
Average number of vessels chartered-in	4.1	9.1	3.6	9.0
Number of revenue days (c)	2,326	2,496	4,857	4,948
Number of ship-operating days: (d)
Owned vessels	2,184	1,729	4,481	3,499
Vessels bareboat chartered-in under leases (e)	273	819	543	1,629
Vessels time chartered-in under operating leases (f)	91	—	96	—
Vessels spot chartered-in under leases (g)	12	5	16	5
(a)	Adjusted income from vessel operations by segment is before other operating revenues, general and administrative expenses, other operating expenses and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented. In November 2025 the Company purchased six of the nine VLCCs that it had been bareboat chartering-in.
(f)	Represents third-party vessels time chartered-in by TISL under its variable rate pool participation agreement.
(g)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,978 and $960 per day for the three months ended June 30, 2026 and 2025, respectively, and $1,828 and $1,036 per day for the six months ended June 30, 2026 and 2025, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
VLCC:
Average rate	$118,883	$214,216	$39,303	$38,809
Revenue days	522	274	644	273
Suezmax:
Average rate	$100,543	$37,854	$36,830	$33,791
Revenue days	890	273	1,106	53
Aframax:
Average rate	$69,127	$38,501	$30,747	$38,496
Revenue days	264	91	273	83

Six Months Ended June 30,
VLCC(1):
Average rate	$100,856	$172,010	$36,388	$38,394
Revenue days	1,215	539	1,302	543
Suezmax:
Average rate	$83,512	$37,496	$33,894	$31,036
Revenue days	1,869	457	2,194	130
Aframax:
Average rate	$60,217	$38,506	$28,099	$38,499
Revenue days	530	181	543	172
(1)	The average rate reported in the table above for VLCCs in the six months ended June 30, 2026 represents VLCCs less than 15 years of age. The Company sold its final remaining VLCC, which was over 15 years of age, in February 2026. The average spot TCE rate earned by the Company’s VLCCs on an overall basis during such period was $98,918. Additionally, during the first quarter of 2026, the Company paid a favorable positioning pool withdrawal fee to facilitate the early exit of one of its vessels from a commercial pool ahead of its sale. Such fee is excluded from the table above because the Company was reimbursed for this fee by the purchaser of the vessel.

During the second quarter of 2026, TCE revenues for the Crude Tankers segment increased by $154.5 million, or 156%, to $253.4 million from $98.9 million in the second quarter of 2025. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax sectors of $157.3 million which resulted from the very strong rate environment during the current quarter as described in the “Operations and Oil Tanker Markets” section above, as well as due to significantly higher profit-sharing results recognized under the VLCC time charters, and (ii) a $3.8 million increase in the Crude Tankers Lightering business. Partially offsetting the TCE revenue increases described above was a $6.8 million days-based decrease in the VLCC sector, which reflects 90 more off-hire days in the current period and a decrease in fleet days relating to the net impact of the sales of one 2010-built VLCC and one 2012-built VLCC during the first quarter of 2026, partially offset by the Company’s acquisition of a 2020-built VLCC in November 2025.

Charter hire expenses increased by $10.6 million quarter-over-quarter primarily because charter hire expense for the second quarter of 2026 included hire due to a third party participant of TISL, the Suezmax tankers pool formed in March 2026 (as described in Note 8, “Variable Interest Entities,” to the accompanying condensed consolidated financial statements). Additionally, charter hire expense in

INTERNATIONAL SEAWAYS, INC.

the Crude Tankers Lightering business increased by $0.9 million, which reflects incremental chartered-in Aframax days for two full-service jobs completed during the current period and increased daily rates on a portion of its chartered-in workboat fleet.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.9 million for the second quarter of 2026 compared with $2.8 million for the second quarter of 2025. The increase reflects growth in quarter-over-quarter activity levels, with 133 service support-only lighterings and two full-service lightering jobs being performed during the second quarter of 2026 compared with 93 service support-only lighterings and one full-service lightering job being performed during the second quarter of 2025.

During the first six months of 2026, TCE revenues for the Crude Tankers segment increased by $254.1 million, or 138%, to $437.6 million from $183.5 million in the first six months of 2025. Such increase principally resulted from (i) an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $256.1 million due to higher average daily blended rates in these sectors, and (ii) a $1.6 million increase in the Crude Tankers Lightering business. Partially offsetting these increases was a $3.5 million days-based decline in the VLCC sector, which reflected the impact of the sales and purchases in the VLCC fleet described above.

Charter hire expenses increased by $12.3 million period-over-period due to the inclusion of hire due to a third-party participant of TISL, as described above, and incremental charter hire in the Crude Tankers Lightering business, as described above.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $5.6 million for both the first half of 2026 and 2025, as increased revenue driven by higher activity levels in the current period was largely offset by higher charter hire expense.

Product Carriers

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except daily rate amounts)	2026	2025	2026	2025
TCE revenues	$180,823	$89,914	$313,793	$183,627
Vessel expenses	(34,197)	(37,406)	(64,839)	(76,016)
Charter hire expenses	(908)	(5,954)	(4,109)	(12,263)
Depreciation and amortization	(21,192)	(22,603)	(41,784)	(43,605)
Adjusted income from vessel operations	$124,526	$23,951	$203,061	$51,743
Average daily TCE rate	$56,226	$21,500	$47,444	$21,780
Average number of owned vessels	32.8	43.7	33.5	43.7
Average number of vessels chartered-in	4.3	5.8	4.6	5.9
Number of revenue days	3,216	4,182	6,614	8,431
Number of ship-operating days:
Owned vessels	2,984	3,978	6,055	7,901
Vessels bareboat chartered-in under leases (a)	364	364	724	724
Vessels time chartered-in under leases	26	166	116	346
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $875 and $778 per day for the three months ended June 30, 2026 and 2025, respectively, and $844 and $773 per day for the six months ended June 30, 2026 and 2025, respectively, as well as revenue and revenue days for which recoveries were

INTERNATIONAL SEAWAYS, INC.

recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended June 30,
LR2:
Average rate	$—	$39,445	$—	$39,500
Revenue days	—	73	—	91
LR1(1):
Average rate	$79,180	$—	$32,802	$—
Revenue days	558	—	702	—
MR(2):
Average rate	$60,342	$22,099	$18,941	$21,445
Revenue days	2,015	486	2,624	720

Six Months Ended June 30,
LR2:
Average rate	$—	$39,480	$—	$39,459
Revenue days	—	163	—	181
LR1(1):
Average rate	$75,124	$—	$30,053	$—
Revenue days	1,065	—	1,421	—
MR(2):
Average rate	$48,295	$22,067	$20,184	$21,613
Revenue days	4,207	1,018	5,288	1,431
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2026 and 2025 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three and six months ended June 30, 2026, LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above and represented 84 days and 161 days in the three and six months ended June 30, 2026, respectively.
(2)	During the three and six months ended June 30, 2025, one MR, which was acquired by the Company during 2025, was employed on transitional voyages in the spot market prior to joining the Norden MR Pool. Such transitional voyages are excluded from the table above.

During the second quarter of 2026, TCE revenues for the Product Carriers segment increased by $91.0 million, or 101%, to $180.8 million from $89.9 million in the second quarter of 2025. The increase in TCE revenues was primarily as a result of an aggregate $110.3 million rates-based increase in the LR1 and MR sectors due to higher average daily blended rates earned in the current quarter. Such increase was partially offset by (i) a $16.8 million days-based decrease in the MR sector, which reflects the net impact of the Company’s sale of 13 MRs between June 2025 and March 2026, and 268 fewer off-hire days in the current quarter, and (ii) a $1.9 million days-based decrease in the LR1 sector, which resulted primarily from a 140-day quarter-over-quarter decrease in time chartered-in LR1 days, 83 more off-hire days during the current quarter, and the sale of two 2006-built LR1s during the third quarter of 2025, substantially offset by the Company taking delivery of four dual-fuel ready LNG newbuild LR1s between September 2025 and April 2026.

Vessel expenses decreased by $3.2 million to $34.2 million in the second quarter of 2026 from $37.4 million in the second quarter of 2025. Such decrease principally reflects the sales of the MRs referenced above, partially offset by the net vessel acquisitions in the LR1 fleet detailed above. Charter hire expenses decreased by $5.0 million to $0.9 million in the current quarter from $6.0 million in the second quarter of 2025 as a result of the decrease in time chartered-in LR1s noted above. Depreciation and amortization decreased

INTERNATIONAL SEAWAYS, INC.

by $1.4 million to $21.2 million in the current quarter from $22.6 million in the prior year’s quarter. Such decrease resulted primarily from the sales in the MR fleet described above, offset to a large extent by increased depreciation in the LR1 fleet resulting from the fleet changes noted above.

During the first half of 2026, TCE revenues for the Product Carriers segment increased by $130.2 million, or 71%, to $313.8 million from $183.6 million in the first half of 2025. The growth in TCE revenues was primarily as a result of (i) an aggregate $168.1 million rates-based increase in the LR1 and MR sectors due to higher average daily blended rates earned in the current period, partially offset by (ii) a $31.7 million days-based decrease in the MR sector, which reflects the MR sales described above, partially offset by 424 fewer off-hire days in the current period and the acquisition of two MRs in January 2025 and (iii) a $5.7 million days-based decrease in the LR1 sector, which resulted primarily from a 230-day decrease in time chartered-in days and 147 more off-hire days in the current period, partially offset by the net increases to the LR1 fleet which resulted from the vessel sale and purchase transactions described above.

Vessel expenses decreased by $11.2 million to $64.8 million in the first six months of 2026 from $76.0 million in the first six months of 2025. Such decrease was principally attributable to the net sales in our MR fleet referenced above, partially offset by the net additions in the LR1 fleet. Charter hire expenses decreased by $8.2 million to $4.1 million in the current period from $12.3 million in the prior year’s period, primarily as a result of the period-over-period decrease in time chartered-in LR1 days described above.

Other Operating Revenues

Other operating revenues totaling $2.4 million and $4.3 million during the three and six months ended June 30, 2026, respectively, represents fees earned by the Company’s wholly owned subsidiaries – Tankers (UK) Agencies Limited (“TUKA”) and Tankers (UK) Suezmax Agencies Limited (“TUKSA”) for commercial management services rendered to vessel owners participating in the VLCC and Suezmax tanker pools operated by Tankers International Limited (“TIL”) and TISL, respectively. See Note 8, “Variable Interest Entities (“VIEs”),” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

General and Administrative Expenses

During the second quarter of 2026, general and administrative expenses increased by $4.4 million to $16.6 million from $12.2 million in the second quarter of 2025. The primary drivers for the quarter-over-quarter increase were the consolidation of the operating expenses of TUKA and TUKSA aggregating $3.3 million and $0.5 million in costs incurred in connection with the adoption of the Second A&R Rights Agreement. The costs incurred by TUKA and TUKSA are substantially recovered by the Company through pool management fees charged to TIL and TISL, as discussed in the “Other Operating Revenues” section above.

For the six months ended June 30, 2026, general and administrative expenses increased by $0.5 million to $25.9 million from $25.4 million for the same period in 2025. The increase reflects the consolidation of the operating expenses of TUKA aggregating $5.4 million and $0.5 million in costs incurred in connection with the adoption of the Second A&R Rights Agreement. Such increases were largely offset by a $5.4 million decrease in legal fees, which in part reflected the recovery of $4.8 million in damages awarded to the Company by an arbitration tribunal in England in connection with a commercial dispute that arose in 2023. See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information.

Other Income

Other income, which is primarily comprised of interest income earned on invested cash, was $4.1 million and $6.8 million for the three and six months ended June 30, 2026, respectively, compared with $2.0 million and $3.9 million for the three and six months ended June 30, 2025. The period-over-period increase in interest income reflects the impact of higher average balances of invested cash during the three and six months ended June 30, 2026.

INTERNATIONAL SEAWAYS, INC.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest before items shown below	$11,578	$11,582	$22,110	$24,173
Interest cost on defined benefit pension obligation	215	210	422	407
Impact of interest rate hedge derivatives	(400)	(1,003)	(875)	(1,600)
Capitalized interest	(832)	(1,028)	(2,137)	(1,767)
Interest expense	$10,561	$9,761	$19,520	$21,213

Interest expense increased during the three months ended June 30,026 compared to the corresponding 2025 period as a result of an increase in the average outstanding principal balance outstanding, principally related to draws under the ECA Credit Facility in connection with the delivery of the first 4 LR1 newbuildings.

Interest expense decreased during the six months ended June 30, 2026 compared to the corresponding 2025 period as a result of (i) a reduction in the average outstanding principal balance under the Company’s floating rate debt facilities, due to voluntary repayments of certain of such facilities, (ii) the repayment in full of the OCY Lease Financing in November 2025, and (iii) the decline of SOFR rates during the first half of 2026 compared to the first half of 2025. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2026 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2026. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2026. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW does not and cannot engage in transportation that gives rise to such income, except pursuant to any applicable waiver given by the U.S. government.

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

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$294,925	$61,646	$581,068	$111,211
Income tax benefit	(1)	—	(1)	—
Interest expense	10,561	9,761	19,520	21,213
Depreciation and amortization	39,689	41,349	80,256	81,054
EBITDA	345,174	112,756	680,843	213,478
Loss/(gain) on disposal of vessels and other assets, net	43	(11,229)	(88,128)	(21,250)
Holding gain on previously held equity interest	—	—	(3,919)	—
Adjusted EBITDA	$345,217	$101,527	$588,796	$192,228

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of June 30, 2026, we had total liquidity on a consolidated basis of $935.1 million comprised of $409.4 million of cash and short-term investments and $525.7 million of undrawn revolver capacity.

Working capital at June 30, 2026 and December 31, 2025 was $651.5 million and $268.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and inventories. Current liabilities include current installments of long-term debt of $39.2 million and $25.8 million at June 30, 2026 and December 31, 2025, respectively.

INTERNATIONAL SEAWAYS, INC.

The Company’s cash and cash equivalents increased by $42.5 million during the six months ended June 30, 2026. The increase principally reflects the net impact of (i) $408.7 million of cash provided by operating activities; (ii) $222.4 million of proceeds from the disposal of vessels and other assets; (iii) $85.2 million of borrowings under the ECA Credit Facility; (iv) $8.5 million of net borrowings under the TISL Borrowing Base Facility; (v) $200 million in net cash invested in short-term investments; (vi) $122.9 million in expenditures for vessels, vessel improvements and other property, of which $121.1 million was construction in progress payments; (vii) $4.5 million cash consideration paid for the purchase of equity method investment, net of cash acquired; (viii) $331.8 million of cash dividends paid to shareholders; and (ix) $12.7 million in regularly scheduled principal amortization of the Company’s lease financing arrangements and ECA Credit Facility.

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

As of June 30, 2026, we had total debt outstanding of $645.6 million (net of deferred financing costs of $13.6 million) and net debt to capital of 9.4%, compared with 16.5% at December 31, 2025.

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

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, pay newbuilding construction costs, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a quarterly cash dividend, and from time to time, repurchase shares of our common stock and pay supplemental cash dividends.

On May 11, 2026, we terminated the equity distribution agreement dated December 20, 2023, with Evercore Gorup LLC and Jefferies LLC and entered into an Equity Distribution Agreement (the “Distribution Agreement”) with BTIG, LLC, B. Riley Securities, Inc., Clarksons Securities, Inc. and Fearnleys Securities, Inc., as sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $200.0 million from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

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

INTERNATIONAL SEAWAYS, INC.

The sales agents are not required to sell any specific number or dollar amount of our common shares but will use their commercially reasonable efforts, as our agents and subject to the terms of the Distribution Agreement, to sell the common shares offered, as requested by us.

We intend to use the net proceeds of any offering, after deducting the sales agents’ commissions and our offering expenses, for general corporate purposes. This may include, among other things, additions to working capital, repayment or refinancing of existing indebtedness or other corporate obligations, financing of capital expenditures, and acquisitions and investment in existing and future projects. As of the date hereof, the Company has neither sold or undertaken to sell any shares pursuant to the Distribution Agreement. The Company has no obligation to sell any shares and may at any time suspend offers under the Distribution Agreement or terminate the Distribution Agreement.

The following is a summary of the significant capital allocation and strategic fleet optimization activities we have executed so far during 2026 and sources of capital we have at our disposal for future use as well as the Company’s current commitments for future uses of capital:

Returns to Shareholders

During 2026, the Company’s Board of Directors declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Total Dividends per Share	Total Dividends Paid
February 25, 2026	March 20, 2026	March 30, 2026	$2.15	$106.4 million
May 6, 2026	June 12, 2026	June 26, 2026	$4.55	$225.3 million

On August 7, 2026, the Company’s Board of Directors declared cash dividends of $5.05 per share of common stock, payable on September 24, 2026 to stockholders of record as of September 10, 2026.

Fleet Renewal and Growth

We executed the following fleet renewal and growth transactions:

●	Completed the sales and deliveries to buyers of one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, and one 2012-built VLCC for net proceeds of $222.4 million.

●	Acquired all of the outstanding capital stock of TUKA, a privately-held joint venture between the Company and CMB.Tech, which serves as the commercial manager for the VLCC pool company – TIL, for a total purchase consideration of $10.0 million (which includes the fair value of our previously held equity interest in TUKA).

●	Took delivery in March 2026 and April 2026 of the third and fourth of six LR1 newbuildings under construction in Korea with K Shipbuilding Co., Ltd. The remaining two LR1s are expected to be delivered during the third quarter of 2026. The aggregate contract price for the six scrubber-fitted, dual-fuel ready LR1 vessels is approximately $359 million. As of June 30, 2026, the Company has approximately $73 million in remaining construction costs, all of which is expected to be drawn from the ECA Credit Facility in accordance with the delivery schedule.

●	Entered into contracts to build an additional four, scrubber-fitted, dual-fuel (LNG) ready, LR1 vessels in Korea with K Shipbuilding Co, Ltd., which are expected to be delivered in the second half of 2028. The aggregate contract price for the four LR1s is approximately $244 million. The Company expects to finance the newbuildings through a combination of long-term financing and available liquidity. As of June 30, 2026, no payments have been made in connection with the contracts. Upon delivery, these vessels are expected to deliver into our niche, Panamax International Pool, which has consistently outperformed the market.

INTERNATIONAL SEAWAYS, INC.

As of June 30, 2026, the Company has contractual commitments for the construction of four dual-fuel ready LR1s and the purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of June 30, 2026 (excluding the construction contracts for two of the additional four dual-fuel ready LR1s that were executed in July 2026), are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 25 unencumbered vessels as of June 30, 2026, and diversified financing sources with debt maturities spread out between 2030 and 2038, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of June 30, 2026 follows:

						Beyond
(Dollars in thousands)	2026	2027	2028	2029	2030	2030	Total
$500 Million Revolving Credit Facility(1)	$1,305	$2,339	$2,010	$1,671	$125	$—	$7,450
$160 Million Revolving Credit Facility(1)	442	811	730	161	—	—	2,144
TISL Borrowing Base Facility(2)	8,741	—	—	—	—	—	8,741
ECA Credit Facility - floating rate(3)	8,038	15,928	15,600	15,197	14,814	162,300	231,877
2030 Bonds - fixed rate	8,906	17,812	17,812	17,813	267,813	—	330,156
BoComm Lease Financing - fixed rate(4)	11,978	23,761	23,827	23,762	142,272	—	225,600
Toshin Lease Financing - fixed rate(4)	1,080	2,151	2,223	2,052	2,052	2,829	12,387
Hyuga Lease Financing - fixed rate(4)	1,116	2,232	2,160	2,160	2,256	2,000	11,924
Kaiyo Lease Financing - fixed rate(4)	1,292	2,214	2,214	2,214	2,127	—	10,061
Kaisha Lease Financing - fixed rate(4)	1,107	2,214	2,214	2,214	2,287	—	10,036
Operating lease obligations(5)
Office space and vessel equipment	658	1,406	1,260	1,185	1,104	2,602	8,215
Vessel and vessel betterment commitments(6)	85,445	18,240	91,200	—	—	—	194,885
Total	$130,108	$89,108	$161,250	$68,429	$434,850	$169,731	$1,053,476
(1)	Amounts shown include unused revolver capacity commitment fees.
(2)	The TISL Borrowing Base Facility, which is repayable on demand, bears interest at SOFR plus 2% and is secured by a fixed and floating charge over current and future freight and demurrage receivable, freights in transit and any other fees relating to vessels in the TISL pool.
(3)	Amounts shown include unused commitment fees and contractual interest obligations on $164.7 million of outstanding floating rate debt estimated based on the applicable margin for the ECA Credit Facility of 1.1% and the fixed rate stated in the interest rate swaps (assigned for hedge accounting purposes) of 2.84% through the swap maturity date of February 22, 2027 for $63.6 million; the effective three-month SOFR rate of 3.67% as of June 30, 2026 was used for the remaining outstanding principal under the ECA Credit Facility.
(4)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(5)	The full amounts due under office space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.

INTERNATIONAL SEAWAYS, INC.

(6)	Represents the Company’s commitments for the purchase and installation of various performance efficiency devices for the fleet, and the remaining commitments for the construction of four dual-fuel ready LR1s.

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

At June 30, 2026, there have been no material changes in the information disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.     Risk Factors

In addition to the other information set forth below in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The risks described in those documents are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three and six months ended June 30, 2026 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management.

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

INTERNATIONAL SEAWAYS, INC.

Item 5.          Other Information

Insider Trading Arrangements and Policies

On May 14, 2026, Ms. Lois K. Zabrocky, the Company’s President and Chief Executive Officer and a director of the Company, entered a trading plan (the “Zabrocky Plan”) designed to satisfy the affirmative defenses of Rule 10b5-1 under the Exchange Act. The Zabrocky Plan provides for the sale of up to 24,000 shares of our Common Stock beginning on August 16, 2026, until August 15, 2027, or when all the shares have been publicly sold.

The Zabrocky Plan was adopted in accordance with our insider trading plan policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Except as disclosed above, during the second quarter of 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

1.1

Distribution Agreement dated May 11, 2026 among the Registrant and BTIG, LLC, B. Riley Securities, Inc., Clarksons Securities, Inc. and Fearnleys Securities, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2026 and incorporated herein by reference).

*10.1	Form of Amendment No. 10 to Lois K. Zabrocky’s Employment Agreement filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 8, 2026 and incorporated herein by reference.

*10.2	Form of Amendment No. 8 to Jeffrey D. Pribor’s Employment Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 8, 2026 and incorporated herein by reference.

*10.3	Form of Amendment No. 9 to James D. Small III’s Employment Agreement filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 8, 2026 and incorporated herein by reference.

*10.4	Form of Amendment No. 10 to Adewale O. Oshodi’s Employment Agreement filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 8, 2026 and incorporated herein by reference.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	Inline XBRL Instance Document

EX-101.SCH	Inline XBRL Taxonomy Extension Schema

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)The Exhibits which have not previously been filed or listed are marked with a double asterisk (**).

INTERNATIONAL SEAWAYS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: August 10, 2026	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: August 10, 2026	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer