Form 10-Q
period 2026-09-30
International Seaways, Inc.
filed 2026-11-05
CIK 1679049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of November 3, 2026: common stock, no par value, 51,155,347 shares.

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS
(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$163,627	$116,922
Short-term investments	290,000	50,000
Voyage receivables, net of allowance for credit losses of $84 and $52
including unbilled receivables of $273,872 and $169,610	381,915	177,887
Other receivables	25,231	13,836
Inventories	21,962	611
Prepaid expenses and other current assets	12,861	7,790
Total Current Assets	895,596	367,046
Vessels and other property, less accumulated depreciation of $509,785 and $506,585	2,104,268	2,077,986
Vessels construction in progress	—	57,725
Deferred drydock expenditures, net	122,897	109,257
Operating lease right-of-use assets	5,139	7,220
Pool working capital deposits	23,303	33,051
Goodwill	7,391	—
Other assets	14,218	16,357
Total Assets	$3,172,812	$2,668,642

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$97,878	$69,921
Current portion of operating lease liabilities	1,349	3,182
Current installments of long-term debt	34,626	25,788
Total Current Liabilities	133,853	98,891
Long-term operating lease liabilities	5,546	5,954
Long-term debt	665,371	541,291
Other liabilities	2,427	2,229
Total Liabilities	807,197	648,365

Commitments and contingencies

Equity:
Capital - 100,000,000 no par value shares authorized; 49,531,311 and 49,404,078
shares issued and outstanding	1,505,245	1,507,325
Retained earnings	867,211	523,792
Accumulated other comprehensive loss	(6,841)	(10,840)
Total Equity	2,365,615	2,020,277
Total Liabilities and Equity	$3,172,812	$2,668,642

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shipping Revenues:
Pool revenues, including $138,598, $46,687, $367,232 and $151,640
from affiliated companies	$215,551	$146,023	$719,574	$432,391
Time charter revenues	113,961	39,040	263,605	111,626
Voyage charter revenues	153,690	11,325	292,786	31,406
	483,202	196,388	1,275,965	575,423

Other operating revenues	2,247	—	6,590	—

Operating Expenses:
Voyage expenses	40,645	3,920	81,976	15,791
Vessel expenses	64,051	65,815	188,721	200,264
Charter hire expenses	21,214	7,134	44,096	25,906
Depreciation and amortization	41,283	41,170	121,539	122,224
General and administrative	19,639	11,804	45,554	37,186
Other operating expenses	106	1,520	373	1,737
Gain on disposal of vessels and other assets, net	(52,817)	(13,658)	(140,945)	(34,908)
Total operating expenses	134,121	117,705	341,314	368,200
Income from vessel operations	351,328	78,683	941,241	207,223
Holding gain on previously held equity interest	—	—	3,919	—
Operating income	351,328	78,683	945,160	207,223
Other income	4,752	1,486	11,507	5,370
Income before interest expense and income taxes	356,080	80,169	956,667	212,593
Interest expense	(11,396)	(9,623)	(30,916)	(30,836)
Income before income taxes	344,684	70,546	925,751	181,757
Income tax provision	(446)	—	(445)	—
Net income	$344,238	$70,546	$925,306	$181,757

Weighted Average Number of Common Shares Outstanding:
Basic	49,518,848	49,348,406	49,489,239	49,326,459
Diluted	49,905,554	49,606,210	49,854,098	49,537,318

Per Share Amounts:
Basic net income per share	$6.95	$1.43	$18.69	$3.68
Diluted net income per share	$6.90	$1.42	$18.55	$3.67

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$344,238	$70,546	$925,306	$181,757
Other comprehensive income/(loss), net of tax:
Net change in foreign currency translation	22	—	(233)	—
Net change in unrealized gains/(losses) on cash flow hedges	4,200	(829)	3,484	(2,439)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	34	69	98	(19)
Net change in unrecognized actuarial losses	230	462	650	(125)
Other comprehensive income/(loss), net of tax	4,486	(298)	3,999	(2,583)
Comprehensive income	$348,724	$70,248	$929,305	$179,174

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$925,306	$181,757
Items included in net income not affecting cash flows:
Depreciation and amortization	121,539	122,224
Amortization of debt discount and other deferred financing costs	4,152	2,980
Stock compensation	5,118	5,810
Other – net	(619)	(34)
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other assets, net	(140,945)	(34,908)
Holding gain on previously held equity interest	(3,919)	—
Payments for drydocking	(61,719)	(63,181)
Insurance claims proceeds related to vessel operations	791	1,914
Changes in operating assets and liabilities:
(Increase)/decrease in voyage receivables	(204,028)	30,504
Decrease in deferred revenue	(3,214)	(6,549)
Net change in other receivables, inventories, prepaid expenses and other current assets, accounts
payable, accrued expenses and other current and long-term liabilities	9,293	(6,466)
Net cash provided by operating activities	651,755	234,051
Cash Flows from Investing Activities:
Expenditures for vessels, vessel improvements and vessels under construction	(199,309)	(188,546)
Security deposits returned for vessel exchange transactions	—	5,000
Proceeds from disposal of vessels and other property	296,572	209,903
Expenditures for other property	(1,041)	(627)
Cash consideration paid for the purchase of equity method investment, net of cash acquired	(4,493)	—
Investments in short-term time deposits	(440,000)	—
Proceeds from maturities of short-term time deposits	200,000	—
Pool working capital deposits	(450)	(250)
Net cash (used in)/provided by investing activities	(148,721)	25,480
Cash Flows from Financing Activities:
Borrowings on nonrevolving credit facility debt	158,245	290,775
Repayments of nonrevolving credit facility debt	(4,122)	—
Borrowings on revolving credit facilities	127,000	20,000
Repayments on revolving credit facilities	(127,000)	(164,581)
Payments on sale and leaseback financing	(16,143)	(37,381)
Payments of deferred financing costs	(5,224)	(6,036)
Cash dividends paid	(581,887)	(102,127)
Cash paid to tax authority upon vesting or exercise of stock-based compensation	(7,198)	(5,118)
Net cash used in financing activities	(456,329)	(4,468)
Net increase in cash and cash equivalents	46,705	255,063
Cash and cash equivalents at beginning of year	116,922	157,506
Cash and cash equivalents at end of period	$163,627	$412,569

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

			Accumulated
			Other
		Retained	Comprehensive
	Capital	Earnings	Loss	Total
For the nine months ended
Balance at January 1, 2026	$1,507,325	$523,792	$(10,840)	$2,020,277
Net income	—	925,306	—	925,306
Other comprehensive income	—	—	3,999	3,999
Dividends	—	(581,887)	—	(581,887)
Common stock withheld related to net share settlement of equity awards	(7,198)	—	—	(7,198)
Compensation relating to restricted stock awards	860	—	—	860
Compensation relating to restricted stock units awards	4,258	—	—	4,258
Balance at September 30, 2026	$1,505,245	$867,211	$(6,841)	$2,365,615

Balance at January 1, 2025	$1,504,767	$359,142	$(7,861)	$1,856,048
Net income	—	181,757	—	181,757
Other comprehensive loss	—	—	(2,583)	(2,583)
Dividends	—	(102,127)	—	(102,127)
Common stock withheld related to net share settlement of equity awards	(5,118)	—	—	(5,118)
Compensation relating to restricted stock awards	782	—	—	782
Compensation relating to restricted stock units awards	5,028	—	—	5,028
Balance at September 30, 2025	$1,505,459	$438,772	$(10,444)	$1,933,787

For the three months ended
Balance at July 1, 2026	$1,503,556	$773,106	$(11,327)	$2,265,335
Net income	—	344,238	—	344,238
Other comprehensive income	—	—	4,486	4,486
Dividends	—	(250,133)	—	(250,133)
Common stock withheld related to net share settlement of equity awards	(402)	—	—	(402)
Compensation relating to restricted stock awards	324	—	—	324
Compensation relating to restricted stock units awards	1,767	—	—	1,767
Balance at September 30, 2026	$1,505,245	$867,211	$(6,841)	$2,365,615

Balance at July 1, 2025	$1,503,687	$406,238	$(10,146)	$1,899,779
Net income	—	70,546	—	70,546
Other comprehensive loss	—	—	(298)	(298)
Dividends	—	(38,012)	—	(38,012)
Common stock withheld related to net share settlement of equity awards	(248)	—	—	(248)
Compensation relating to restricted stock units awards	262	—	—	262
Compensation relating to stock option awards	1,758	—	—	1,758
Balance at September 30, 2025	$1,505,459	$438,772	$(10,444)	$1,933,787

See notes to condensed consolidated financial statements

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of International Seaways, Inc. (“INSW”), a Marshall Islands corporation, and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “INSW”, the “Company”, “we”, “us” or “our” refer to International Seaways, Inc. and its subsidiaries. As of September 30, 2026, the Company’s operating fleet consisted of 65 wholly-owned or lease financed oceangoing vessels, engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag trade through its wholly-owned subsidiaries. In addition to our operating fleet, four LR1 newbuilds are scheduled for delivery to the Company during the second half of 2028, bringing the total operating and newbuild fleet as of September 30, 2026 to 69 vessels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Risks and Uncertainties

The unaudited condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 30, 2026. These estimates and assumptions affect, among other things, the Company’s long-lived asset valuations; freight and other income tax contingencies; and the allowance for expected credit losses. Events and changes in circumstances arising after November 5, 2026, including those resulting from the impacts of macroeconomic volatility with respect to trade and tariffs, as well as the ongoing international conflicts, will be reflected in management’s estimates and assumptions for future periods.

Note 2 — Business Combinations and Mergers

Tankers (UK) Agencies Limited

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The purchase price allocation and fair values of assets acquired and liabilities assumed above are final.

Bruton Limited

On October 16, 2026, INSW and its wholly owned subsidiary, International Seaways Operating Corporation Ltd., an exempted company limited by shares incorporated under the laws of Bermuda, entered into Exchange and Support Agreements (each, an “Exchange Agreement”) with certain shareholders of Bruton Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Bruton” and, such exchanging Bruton shareholders, the “Exchanging Holders”), collectively holding Norwegian depositary receipts (“NDRs”) representing approximately 50.5% of Bruton’s then-outstanding common shares, $0.10 par value per share (the “Bruton Common Shares”). Pursuant to the Exchange Agreements, each Exchanging Holder agreed, among other things, to (i) exchange each of the Bruton Common Shares underlying its NDRs for 0.05190 shares of INSW’s common stock, no par value per share (the “INSW Common Stock,” and such exchange ratio the “Per Share Stock Consideration”) in a private transaction (collectively, the “Exchanges”), (ii) attend a shareholder meeting of Bruton pertaining to the Merger (defined and described below) and (iii) vote the Bruton Common Shares subject to its Exchange Agreement in favor of the Merger.

The Exchanges closed on October 20 and 21, 2026 with the issuance of approximately 1.6 million shares of INSW Common Stock.

Also on October 16, 2026, INSW, Bravo Ltd., an exempted company limited by shares incorporated under the laws of Bermuda and indirect wholly owned subsidiary of INSW (“Merger Sub”), and Bruton entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which on November 2, 2026, Merger Sub merged with and into Bruton, with Bruton surviving the merger as an indirect wholly owned subsidiary of INSW (the “Merger”).

As a result of the Merger each outstanding Bruton Common Share (other than certain excluded shares) held by a holder of more than 10,000 Bruton Common Shares was converted into the right to receive the Per Share Stock Consideration and cash in lieu of any fractional shares of INSW Common Stock, and each outstanding Bruton Common Share (other than certain excluded shares) held by a holder of 10,000 or fewer Bruton Common Shares received cash consideration of $6.3044 per share (the “Per Share Cash Consideration”). In addition, each outstanding option to purchase Bruton Common Shares, whether vested or unvested, vested in full in connection with the Merger and was cancelled and converted into the right of the holder to receive a number of shares of INSW Common Stock equal to the product of (i) the Per Share Stock Consideration multiplied by (ii) the quotient of (A) the product of (1) the number of Bruton Common Shares subject to such option and (2) the excess of the Per Share Cash Consideration over the exercise price applicable to such option, divided by (B) the Per Share Cash Consideration, less any applicable withholding taxes.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company expects to complete the settlement of the total consideration due to Bruton shareholders with the issuance of approximately 1.1 million additional shares of INSW Common Stock and the payment of cash (with the final number of shares and cash to be determined following completion of the settlement process).

As a result of the Merger, one 2026-built, scrubber-fitted, dual-fuel (LNG) VLCC and three VLCC newbuildings scheduled for delivery in November 2026, August 2027 and October 2027 were added to INSW’s operating and newbuilding fleet. See Note 6, Vessels, for additional information on the remaining commitments on the contracts for the construction of the three VLCC newbuildings.

Accounting for the Merger

Based on the terms of the Transaction Agreement, the Merger was determined to not meet the requirements of a business combination under the guidelines of ASC 805, Business Combinations, and ASU 2017-01, Business Combinations (Topic 805). The Merger consists of acquiring vessels and associated assets and liabilities, which are concentrated in a group of similar identifiable assets, and therefore not considered a business. As a result, the Merger will be treated as an asset acquisition, whereby all assets acquired and liabilities assumed will be recorded at the cost of the acquisition, including transaction costs, on the basis of their relative fair value.

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

Concentration of Credit Risk — The pools in which the Company participates accounted in aggregate for 69% and 95% of consolidated voyage receivables at September 30, 2026 and December 31, 2025, respectively.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (ASC 818), which is intended to improve the accounting for and disclosure of environmental credits and related obligations and reduce diversity in practice. The amendments establish recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations arising from regulatory compliance programs. Environmental credits are recognized as assets when it is probable they will be used to settle an obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer, and are subsequently measured based on their intended use. Environmental credit obligations are recognized as liabilities as qualifying events occur and are measured based on the carrying amount of related credits held and the amount required to settle any shortfall. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amendments to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating this new standard, but do not expect it to have a significant impact on our consolidated financial statements and related disclosures.

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

Weighted average shares of unvested restricted common stock considered to be participating securities totaled 15,780 and 22,894 for the three and nine months ended September 30, 2026, respectively, and 28,072 and 22,192 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there were 483,999 shares of restricted stock units and 26,713 stock options outstanding and considered to be potentially dilutive securities.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Numerator:
Net income allocated to:
Common stockholders	$344,128	$70,506	$924,962	$181,670
Participating securities	110	40	344	87
	$344,238	$70,546	$925,306	$181,757

Denominator:
Weighted-average common shares outstanding, basic	49,518,848	49,348,406	49,489,239	49,326,459
Dilutive effect of stock options	21,189	93,319	30,337	83,454
Dilutive effect of performance-based restricted stock units	261,669	70,585	236,779	47,374
Dilutive effect of restricted stock units	103,848	93,900	97,743	80,031
Weighted-average common shares outstanding, diluted	49,905,554	49,606,210	49,854,098	49,537,318

There were no antidilutive equity awards outstanding during the three and nine months ended September 30, 2026 and 2025.

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

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2026 and 2025 follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2026:
Shipping revenues	$358,931	$124,271	$483,202
Time charter equivalent revenues	321,147	121,410	442,557
Vessel expenses	30,421	33,630	64,051
Charter hire expenses	21,202	12	21,214
Depreciation and amortization	19,297	21,986	41,283
Gain on disposal of vessels and other assets, net	(52,817)	—	(52,817)
Adjusted income from vessel operations	250,227	65,782	316,009
Adjusted total assets at September 30, 2026	1,445,309	1,252,803	2,698,112

Three months ended September 30, 2025:
Shipping revenues	$96,466	$99,922	$196,388
Time charter equivalent revenues	92,997	99,471	192,468
Vessel expenses	29,840	35,975	65,815
Charter hire expenses	3,830	3,304	7,134
Depreciation and amortization	18,903	22,267	41,170
Loss/(gain) on disposal of vessels and other assets, net	9	(13,667)	(13,658)
Adjusted income from vessel operations	40,425	37,924	78,349
Adjusted total assets at September 30, 2025	1,294,587	1,061,252	2,355,839

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2026:
Shipping revenues	$835,443	$440,522	$1,275,965
Time charter equivalent revenues	758,786	435,203	1,193,989
Vessel expenses	90,252	98,469	188,721
Charter hire expenses	39,975	4,121	44,096
Depreciation and amortization	57,769	63,770	121,539
Gain on disposal of vessels and other assets, net	(105,399)	(35,546)	(140,945)
Adjusted income from vessel operations	570,790	268,843	839,633
Adjusted total assets at September 30, 2026	1,445,309	1,252,803	2,698,112
Expenditures for vessels and vessel improvements	809	198,500	199,309
Payments for drydocking	40,376	21,343	61,719

Nine months ended September 30, 2025:
Shipping revenues	$288,268	$287,155	$575,423
Time charter equivalent revenues	276,534	283,098	559,632
Vessel expenses	88,273	111,991	200,264
Charter hire expenses	10,339	15,567	25,906
Depreciation and amortization	56,351	65,873	122,224
Gain on disposal of vessels and other assets, net	(9,871)	(25,037)	(34,908)
Adjusted income from vessel operations	121,571	89,667	211,238
Expenditures for vessels and vessel improvements	13,524	175,022	188,546
Payments for drydocking	6,547	56,634	63,181

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Shipping revenues	$483,202	$196,388	$1,275,965	$575,423
Less: Voyage expenses	(40,645)	(3,920)	(81,976)	(15,791)
Time charter equivalent revenues	$442,557	$192,468	$1,193,989	$559,632

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

Reconciliations of total adjusted income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total adjusted income from vessel operations of all segments	$316,009	$78,349	$839,633	$211,238
Other operating revenues	2,247	—	6,590	—
General and administrative expenses	(19,639)	(11,804)	(45,554)	(37,186)
Other operating expenses	(106)	(1,520)	(373)	(1,737)
Gain on disposal of vessels and other assets, net	52,817	13,658	140,945	34,908
Consolidated income from vessel operations	351,328	78,683	941,241	207,223
Holding gain on previously held equity interest	—	—	3,919	—
Other income	4,752	1,486	11,507	5,370
Interest expense	(11,396)	(9,623)	(30,916)	(30,836)
Income before income taxes	$344,684	$70,546	$925,751	$181,757

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2026	September 30, 2025
Adjusted total assets of all segments	$2,698,112	$2,355,839
Cash and cash equivalents	163,627	412,569
Short-term investments	290,000	—
Other unallocated amounts	21,073	21,170
Consolidated total assets	$3,172,812	$2,789,578

Note 6 — Vessels:

Vessel Acquisitions and Construction Commitments

Between August 2023 and March 2024, the Company entered into agreements to construct six dual-fuel ready LNG 73,600 dwt LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $359 million. The first two LR1

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

newbuildings were delivered during the second half of 2025 and the remaining four LR1 newbuildings were delivered to the Company between March and September 2026.

In May and July 2026, the Company entered into agreements to construct an additional four scrubber-fitted, dual-fuel LNG ready LR1 Product Carriers at K Shipbuilding Co., Ltd.’s shipyard for an aggregate cost of approximately $244 million. The vessels are expected to be delivered in the second half of 2028. The Company expects to finance the newbuildings through a combination of long-term financing and available liquidity. As of September 30, 2026, no payments have been made in connection with the construction contracts. Upon delivery, all four of these vessels are expected to be deployed into the Panamax International Pool.

In connection with the Merger described above in Note 2, “Business Combinations and Mergers,” the Company acquired two 2026-built, scrubber-fitted, dual-fuel (LNG) VLCC newbuildings and two scrubber-fitted VLCC newbuildings. One of the two dual-fuel VLCCs is currently operational. The second dual-fuel VLCC is scheduled for delivery in November 2026 and the remaining two VLCC newbuildings are scheduled for delivery between August and October 2027. The remaining commitments on the contracts for the construction of the three VLCC newbuilds total $279 million, all of which can be funded by existing sale leaseback financing agreements assumed by the Company. Gross debt outstanding under existing sale leaseback financing agreements for these vessels aggregated $171 million as of October 31, 2026.

Disposal/Sales of Vessels

During the nine months ended September 30, 2026, the Company sold one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, one 2012-built VLCC, and one 2012-built Suezmax for net proceeds of $296.6 million and recognized a gain of $140.9 million.

Note 7 — Goodwill:

As described above in Note 2, “Business Combinations and Mergers,” on January 27, 2026, the Company acquired CMB.Tech’s 50% equity interest in TUKA and recognized $7.6 million of goodwill at the time of acquisition.

The changes in goodwill during the nine months ended September 30, 2026 were as follows:

(Dollars in thousands)	Amounts
Balance at December 31, 2025	$—
Acquisition of TUKA	7,624
Foreign currency translation adjustment	(233)
Balance at September 30, 2026	$7,391

Note 8 — Variable Interest Entities (“VIEs”):

Consolidated VIEs

The Company consolidates VIEs in which it holds a variable interest and is the primary beneficiary. On January 27, 2026, in conjunction with the acquisition of TUKA (see Note 2, “Business Combinations and Mergers”), the Company established Tankers International Suezmax Ltd. (“TISL”), a tanker pool for the commercial management of the Company’s and other third-party owners’ Suezmaxes. TISL was determined to be a VIE. The formation agreements for TISL state that a board of pool participants has decision making power over the significant economic decisions that impact the pool. Although there was one other pool participant during the nine months ended September 30, 2026, the Company controlled the majority of the decision making power and accordingly was

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

considered to be the primary beneficiary of TISL. As such, the balance sheets and results of operations of TISL are included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026. This assessment will change if additional third-party owners join the pool and the Company is deemed to no longer hold the majority of the decision making power over the significant economic decisions that impact the pool.

As of September 30, 2026, TISL’s total current assets and total current liabilities, after intercompany eliminations, were $101.5 million and $29.8 million, respectively. Total current assets primarily consisted of cash and cash equivalents of $10.5 million, trade receivables of $69.2 million, and inventories of $20.6 million. Total current liabilities primarily consisted of accrued charter hire payable to the third-party pool participant of $15.7 million and accrued operating expenses of $14.1 million.

Unconsolidated VIEs

As of September 30, 2026, six commercial pools in which the Company participates were determined to be VIEs for which the Company is not considered a primary beneficiary.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the unconsolidated VIEs as of September 30, 2026:

(Dollars in thousands)
Pool working capital deposits	$23,303

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these unconsolidated VIEs by assuming a complete loss of the Company’s investment in these VIEs. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2026:

(Dollars in thousands)		Maximum Exposure to Loss
Other Liabilities	$–	$23,303

In addition, as of September 30, 2026, the Company had $261.5 million of trade receivables due from the pools in which it participates that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of INSW’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2026.

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Dollars in thousands)	September 30, 2026	December 31, 2025	Fair Value Level
Cash and cash equivalents	$163,627	$116,922	Level 1
Short-term investments	290,000	50,000	Level 1
2030 Bonds	(253,975)	(249,748)	Level 1
ECA Credit Facility(1)	(235,617)	(81,494)	Level 2
BoComm Lease Financing (2)	(162,582)	(174,713)	Level 2
Toshin Lease Financing (2)	(8,886)	(10,151)	Level 2
Hyuga Lease Financing (2)	(8,758)	(10,164)	Level 2
Kaiyo Lease Financing (2)	(7,632)	(9,485)	Level 2
Kaisha Lease Financing (2)	(7,624)	(8,921)	Level 2
(1)	Floating rate debt – the fair value of floating rate debt has been determined using level 2 inputs and is considered to be equal to the carrying value since it bears a variable interest rate, which is reset every three or six months (the Company’s current reset election is three months).
(2)	Fixed rate debt – the fair value of fixed rate debt has been determined using level 2 inputs by discounting the expected cash flows of the outstanding debt.

The following table summarizes the fair values of net assets acquired in business combinations during the nine months ended September 30, 2026:

(Dollars in thousands)	Fair Value	Level 1	Level 2
Previously held equity interest(1)	$5,000	$—	$5,000
Identifiable net assets acquired in business combination(2)	2,376	507	1,869

(1) The fair value attributed to the previously held equity interest was derived from the consideration transferred in the transaction.

(2) Identifiable net assets acquired primarily consisted of working capital, including $0.5 million of cash and cash equivalents.

Derivatives

On August 12, 2026, the Company entered into a non-amortizing interest rate swap agreement covering a notional amount of $150 million of the ECA Credit Facility with a major financial institution participating in such facility that effectively converts the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 4.09% through the maturity date of September 30, 2031, effective September 30, 2026. Also, at September 30, 2026, the Company was party to amortizing interest rate swap agreements with major financial institutions participating in the $500 Million Revolving Credit Facility that effectively convert the Company’s interest rate exposure from a three-month SOFR floating rate to a fixed rate of 2.84% through the maturity date of February 22, 2027.

All of these interest rate swap agreements, which contain no leverage features, are designated and qualify as cash flow hedges and have an aggregate notional value of $186.2 million as of September 30, 2026, covering for accounting purposes, debt outstanding under the ECA Credit Facility. The value of the interest rate swaps held by the Company as of September 30, 2026 is an asset of approximately $4.6 million, which is included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet.

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Debt:

Debt consists of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
ECA Credit Facility, due 2038, net of unamortized deferred finance costs of $9,382 and $3,030	$226,236	$78,464
2030 Bonds, due 2030, net of unamortized deferred finance costs of $4,137 and $4,774	245,863	245,226
BoComm Lease Financing, due 2030, net of unamortized deferred finance costs of $2,215 and $2,731	191,748	202,505
Toshin Lease Financing, due 2031, net of unamortized deferred finance costs of $151 and $189	9,969	11,092
Hyuga Lease Financing, due 2031, net of unamortized deferred finance costs of $123 and $157	9,645	10,808
Kaiyo Lease Financing, due 2030, net of unamortized deferred finance costs of $94 and $126	8,277	9,500
Kaisha Lease Financing, due 2030, net of unamortized deferred finance costs of $96 and $129	8,259	9,484
	699,997	567,079
Less current portion	(34,626)	(25,788)
Long-term portion	$665,371	$541,291

Capitalized terms used hereafter have the meaning given in these condensed consolidated financial statements or in the respective transaction documents referred to below, including subsequent amendments thereto.

ECA Credit Facility

During the nine months ended September 30, 2026, the Company borrowed a total of $158.2 million upon the delivery of the remaining four LR1 newbuildings financed by this facility.

TISL Borrowing Base Facility

In May 2026, TISL, a consolidated variable interest entity (see Note 8), entered into a $40.0 million working capital borrowing base facility with Macquarie Bank Limited, London Branch (the “TISL Borrowing Base Facility”), under which funds can be drawn and repaid with one day’s notice under a revolving loan arrangement. The TISL Borrowing Base Facility bears interest at SOFR plus 2% and is secured by a fixed and floating charge over current and future freight and demurrage receivable, freights in transit and any other fees relating to vessels in the TISL pool. As of September 30, 2026, there was no outstanding balance under the TISL Borrowing Base Facility.

Debt Covenants

The Company was in compliance with the financial and non-financial covenants under all of its financing arrangements as of September 30, 2026.

Deferred finance charges

Finance charges incurred in the arrangement of new debt and/or amendments resulting in the modification of existing debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the term of the related debt. Unamortized deferred finance charges of $7.9 million as of September 30, 2026, relating to the $500 Million Revolving Credit Facility and the $160 Million Revolving Credit Facility, and $12.6 million as of December 31, 2025 relating to the $500 Million Revolving Credit Facility, the $160 Million Revolving Credit Facility and the undrawn ECA Credit Facility tranches, are included in other assets in the condensed consolidated balance sheets. Unamortized deferred financing charges of $16.2 million and $11.1 million as of September 30, 2026 and December 31, 2025, respectively, relating to the Company’s outstanding debt facilities, are included in debt in the condensed consolidated balance sheets.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Expense

Total interest expense before the impact of capitalized interest, including amortization of deferred financing costs, commitment, administrative and other fees for all of the Company’s debt facilities for the three and nine months ended September 30, 2026 was $11.8 million and $33.1 million, respectively, and for the three and nine months ended September 30, 2025 was $10.7 million and $33.3 million, respectively. Interest paid, net of interest rate swap cash settlements, for the Company’s debt facilities for the three and nine months ended September 30, 2026 was $14.7 million and $33.3 million, respectively, and for the three and nine months ended September 30, 2025 was $8.4 million and $27.4 million, respectively.

Interest capitalized to vessels under construction during the three and nine months ended September 30, 2026 totaled $0.7 million and $2.8 million, respectively, and $1.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively.

Note 11 — Capital Stock and Stock Compensation:

Share Repurchase Program

No shares were acquired under the Company’s $50 million stock repurchase program during the three and nine months ended September 30, 2026 and 2025. In November 2026, the Company’s Board of Directors increased the stock repurchase program amount to $100 million and extended the expiry of the share repurchase program from the end of 2026 to the end of 2028.

Shares of Common Stock

The following table shows the changes in shares of common stock outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock outstanding at beginning	49,520,476	49,366,276	49,404,078	49,194,458

Restricted common stock issued - non-executive directors	—	—	15,780	28,072
Common stock issued - vesting or exercise of share-based compensation	15,738	17,442	250,033	308,388
Common stock withheld for employee taxes(1)	(4,903)	(12,249)	(138,580)	(159,449)

Common stock outstanding at ending	49,531,311	49,371,469	49,531,311	49,371,469
(1)	In connection with the settlement of vested restricted stock units and the exercise of stock options, the Company repurchased 4,903 and 138,580 shares of common stock during the three and nine months ended September 30, 2026, respectively, at an average cost of $81.98 and $66.80 per share (based on the closing market prices on the dates of vesting or exercise), respectively, from employees and certain members of management to cover withholding taxes. Similarly, the Company repurchased 12,249 and 159,449 shares of common stock during the three and nine months ended September 30, 2025, respectively, at an average cost of $47.52 and $34.19 per share, respectively.

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

Management Compensation

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2026 and 2025. A total of 101,267 stock options were exercised during the nine months ended September 30, 2026 by certain senior officers and employees of the Company at an average exercise price of $20.33.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 60,105 time-based restricted stock units (“RSUs”) to certain of its senior officers and employees. The weighted average grant date fair value of these awards was $79.97 per RSU. Each RSU represents a contingent right to receive one share of INSW common stock upon vesting. All of the RSUs awarded will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2026, the Company also granted 60,098 performance-based RSUs to certain of its senior officers and employees. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (ii) one-half of the target RSUs shall vest on December 31, 2028, subject to INSW’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee of the Company’s Board of Directors’ certification of achievement of the performance measures and targets no later than March 15, 2029. The weighted average grant date fair value of the awards with performance conditions was determined to be $79.97 per RSU. The weighted average grant date fair value of the TSR based performance awards which have a market condition was estimated using a Monte Carlo probability model and determined to be $72.06 per RSU.

Rights Agreement

On April 6, 2026, the Board approved and authorized management to enter into, on April 9, 2026, the Second Amended and Restated Rights Agreement (the “Second A&R Rights Agreement”) between the Company and Computershare Trust Company, N.A., as rights agent, which amended and restated the Amended and Restated Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “A&R Rights Agreement”) in its entirety. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a purchase price of $95 per share, subject to adjustment as described in the Second A&R Rights Agreement (the “Purchase Price”). The Company’s stockholders ratified the adoption of the Second A&R Rights Agreement at the Company’s 2026 annual meeting of stockholders in June 2026.

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

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company’s Board of Directors may consider an earlier termination of the Second A&R Rights Agreement if market and other conditions warrant.

Dividends

During 2026, the Company’s Board of Directors declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Total Dividends per Share	Total Dividends Paid (Dollars in Thousands)
February 25, 2026	March 20, 2026	March 30, 2026	$2.15	$106,435
May 6, 2026	June 12, 2026	June 26, 2026	$4.55	$225,319
August 7, 2026	September 10, 2026	September 24, 2026	$5.05	$250,133

On November 3, 2026, the Company’s Board of Directors declared cash dividends of $5.05 per share of common stock, payable on December 23, 2026 to stockholders of record as of December 9, 2026.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Unrealized gains on derivative instruments	$5,577	$2,093
Items not yet recognized as a component of net periodic benefit cost (pension plans)	(12,185)	(12,933)
Foreign currency translation adjustment	(233)	—
	$(6,841)	$(10,840)

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2026 and 2025 follow:

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Foreign currency translation adjustment	Total
Balance as of June 30, 2026	$1,377	$(12,449)	$(255)	$(11,327)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	4,540	—	22	4,562
Amounts reclassified from accumulated other comprehensive loss	(340)	264	—	(76)
Balance as of September 30, 2026	$5,577	$(12,185)	$(233)	$(6,841)

Balance as of June 30, 2025	$3,566	$(13,712)	$—	$(10,146)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	79	269	—	348
Amounts reclassified from accumulated other comprehensive loss	(908)	262	—	(646)
Balance as of September 30, 2025	$2,737	$(13,181)	$—	$(10,444)

(Dollars in thousands)	Unrealized gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Foreign currency translation adjustment	Total
Balance as of December 31, 2025	$2,093	$(12,933)	$—	$(10,840)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	4,699	(311)	(233)	4,155
Amounts reclassified from accumulated other comprehensive loss	(1,215)	1,059	—	(156)
Balance as of September 30, 2026	$5,577	$(12,185)	$(233)	$(6,841)

Balance as of December 31, 2024	$5,176	$(13,037)	$—	$(7,861)
Current period change, excluding amounts reclassified
from accumulated other comprehensive loss	68	(918)	—	(850)
Amounts reclassified from accumulated other comprehensive loss	(2,507)	774	—	(1,733)
Balance as of September 30, 2025	$2,737	$(13,181)	$—	$(10,444)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025	Statement of Operations Line Item
Reclassifications of gains on cash flow hedges:
Interest rate swaps entered into by the Company's subsidiaries	$(108)	$(630)	$(493)	$(2,161)	Interest expense

Reclassifications of losses on discontinued hedging instruments:
Interest rate swap entered into by the Company's subsidiaries	(232)	(278)	(722)	(346)	Interest expense

Items not yet recognized as a component of net periodic benefit cost
(pension plans):
Net periodic benefit costs associated with pension
and postretirement benefit plans	264	262	1,059	774	Other income
Total before and net of tax	$(76)	$(646)	$(156)	$(1,733)

At September 30, 2026, the Company expects that it will reclassify $0.7 million (gross and net of tax) of net gain on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months attributable to interest rate swaps held by the Company.

Note 13 — Shipping Revenue and Other Operating Revenues:

Revenue Recognition

The majority of the Company’s contracts for pool revenues, time charter revenues, and voyage charter revenues are accounted for as lease revenue under ASC 842. The Company’s contracts with pools are short term and are cancellable with up to 90 days’ notice. As of September 30, 2026, the Company is a party to time charter out contracts with customers on three VLCCs, four Suezmaxes, one LR2, and three MRs with expiry dates ranging from December 2026 to April 2030. The Company’s contracts with customers for voyage charters are short term and vary in length based upon the duration of each voyage. Lease revenue for non-variable lease payments is recognized over the lease term on a straight-line basis and lease revenue for variable lease payments (e.g., demurrage) is recognized in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

Lightering services provided by the Company’s Crude Tanker Lightering Business, voyage charter contracts that do not meet the definition of a lease, and commercial management services rendered to vessel owners participating in the VLCC and Suezmax tanker pools (TIL and TISL), respectively, are accounted for as service revenues under ASC 606. In accordance with ASC 606, revenue is recognized when a customer obtains control of or consumes promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the Company’s revenues from leases accounted for under ASC 842 and revenues from services accounted for under ASC 606 for the three and nine months ended September 30, 2026 and 2025:

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Three months ended September 30, 2026:
Revenues from leases
Pool revenues	$102,981	$112,570	$215,551
Time charter revenues	103,295	10,666	113,961
Voyage charter revenues from non-variable lease payments(1)	131,263	1,035	132,298
Voyage charter revenues from variable lease payments(1)	11,419	–	11,419
Revenues from services
Voyage charter revenues from voyage charters	141	—	141
Voyage charter revenues from lightering services	9,832	—	9,832
Total shipping revenues	$358,931	$124,271	$483,202

Other operating revenues	$2,247	$—	$2,247

Three months ended September 30, 2025:
Revenues from leases
Pool revenues	$67,776	$78,247	$146,023
Time charter revenues	19,252	19,788	39,040
Voyage charter revenues from non-variable lease payments	46	1,887	1,933
Revenues from services
Voyage charter revenues from lightering services	9,392	—	9,392
Total shipping revenues	$96,466	$99,922	$196,388

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Crude	Product
(Dollars in thousands)	Tankers	Carriers	Totals
Nine months ended September 30, 2026:
Revenues from leases
Pool revenues	$327,055	$392,519	$719,574
Time charter revenues	222,962	40,643	263,605
Voyage charter revenues from non-variable lease payments(1)	232,391	7,360	239,751
Voyage charter revenues from variable lease payments(1)	21,149	–	21,149
Revenues from services
Voyage charter revenues from voyage charters	141	—	141
Voyage charter revenues from lightering services	31,745	—	31,745
Total shipping revenues	$835,443	$440,522	$1,275,965

Other operating revenues	$6,590	$—	$6,590

Nine months ended September 30, 2025:
Revenues from leases
Pool revenues	$206,894	$225,497	$432,391
Time charter revenues	52,551	59,075	111,626
Voyage charter revenues from non-variable lease payments	272	2,583	2,855
Revenues from services
Voyage charter revenues from lightering services	28,551	—	28,551
Total shipping revenues	$288,268	$287,155	$575,423

_____________________________

(1)	Voyage charter revenues from non-variable and variable lease payments include voyage charter revenues of TISL.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers, and significant changes in contract assets and liabilities balances, associated with revenue from services accounted for under ASC 606. Balances related to revenues from leases accounted for under ASC 842 are excluded from the table below.

(Dollars in thousands)	Voyage receivables - Billed receivables	Contract assets (Unbilled voyage receivables)	Contract assets (Unbilled Commercial Management Fees)	Contract liabilities (Deferred revenues and off hires)
Opening balance as of January 1, 2026	$2,622	$—	$—	$—
Closing balance as of September 30, 2026	4,235	246	2,844	—

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

Performance Obligations

All of the Company’s performance obligations are generally transferred to customers over time. The expected duration of services is less than one year. There were no material adjustments in revenues from performance obligations satisfied in previous periods recognized during the three and nine months ended September 30, 2026 and 2025, respectively.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Costs to Obtain or Fulfill a Contract

As of September 30, 2026, there were no unamortized deferred costs of obtaining or fulfilling a contract.

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

Any EUAs held by the Company are intended to be used to settle its EUA obligations and are accounted for as intangible assets. As of September 30, 2026, the value of EUAs held by the Company that are required to be surrendered to the EU authorities by September 30, 2027 is approximately $4.2 million and is included in other current assets in the condensed consolidated balance sheet.

The following table presents the components of the revenues and expenses recognized for EUAs earned and incurred during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Pool revenues	$828	$1,230	$5,692	$5,463
Time charter revenues	883	423	2,335	1,483
Voyage charter revenues	1,314	—	2,868	—
Total shipping revenues	$3,025	$1,653	$10,895	$6,946

Voyage expenses	$4,696	$1,653	$12,566	$6,946

The value of EUAs due to the Company from its charterers or commercial pools in which it participates is $6.8 million as of September 30, 2026 and is included in other receivables in the condensed consolidated balance sheet. The value of the EUAs the Company is obligated to surrender to the EU authorities was $10.9 million as of September 30, 2026 and is included in other current liabilities in the condensed consolidated balance sheet.

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 — Leases:

As permitted under ASC 842, the Company has elected not to apply the provisions of ASC 842 to short term leases, which include: (i) tanker vessels chartered-in where the duration of the charter was one year or less at inception; (ii) workboats employed in the Crude Tankers Lightering business which have a lease term of 12 months or less; and (iii) short term leases of office and other space.

Contracts under which the Company is a Lessee

The Company has two major categories of leases – chartered-in vessel and leased office space and vessel equipment. The expenses recognized during the three and nine months ended September 30, 2026 and 2025 for the lease component of these leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost
Vessel assets
Charter hire expenses	$12	$2,494	$3,051	$11,714

Office space and vessel equipment
General and administrative	227	227	681	681
Voyage expenses	46	46	138	76
Vessel expenses	20	—	60	—

Short-term lease cost
Vessel assets (1)
Charter hire expenses	867	1,244	3,514	3,795
Total lease cost	$1,172	$4,011	$7,444	$16,266
(1)	Excludes vessels spot chartered-in under operating leases and employed in the Crude Tankers Lightering business for periods of less than one month each, totaling $0.2 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, compared with $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, including both lease and non-lease components.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,077	$12,609

INTERNATIONAL SEAWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$5,139	$7,220

Current portion of operating lease liabilities	$(1,349)	$(3,182)
Long-term operating lease liabilities	(5,546)	(5,954)
Total operating lease liabilities	$(6,895)	$(9,136)

Weighted average remaining lease term - operating leases	6.26 years	5.62 years
Weighted average discount rate - operating leases	4.41%	4.77%

Office space and vessel equipment:

The Company has operating leases for offices, a lightering workboat dock space, and hull cleaning robots. These leases have expiry dates ranging from November 2026 to May 2033.

Payments of lease liabilities for office space and vessel equipment as of September 30, 2026 are as follows:

(Dollars in thousands)	Amount
2026	$331
2027	1,406
2028	1,260
2029	1,185
2030	1,104
Thereafter	2,602
Total lease payments	7,888
less imputed interest	(993)
Total operating lease liabilities	$6,895

Contracts under which the Company is a Lessor

See Note 13, “Shipping Revenue and Other Operating Revenues,” for discussion on the Company’s revenues from operating leases accounted for under ASC 842.

The future minimum contracted revenues, before the deduction of brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, four Suezmaxes, one LR2, and three MRs, and the related revenue days as of September 30, 2026 are as follows:

(Dollars in thousands)	Amount	Revenue Days
2026	$34,210	980
2027	103,334	2,717
2028	98,161	2,562
2029	62,643	1,715
2030	7,068	228
Future minimum revenues	$305,416	8,202

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

In February 2023, a commercial dispute arose between the Company and a counterparty that led to the arrest of one of the Company’s vessels in late July 2023, The vessel was subsequently released, with the dispute becoming subject to an arbitration hearing in England. In March 2025, the arbitration tribunal ruled in the Company’s favor by (i) dismissing the arresting party’s claims against the Company, and (ii) awarding the Company monetary damages of $25 million. The arresting party appealed the arbitration tribunal’s ruling in April 2025; that appeal was dismissed in September 2025. During the nine months ended September 30, 2026, the Company recovered $4.8 million in connection with that ruling, for legal fees that it had incurred in relation to this matter. Such recovery was recognized as a reduction in general and administrative expenses during the nine months ended September 30, 2026. The Company’s ultimate ability to collect the balance of the damages in whole or in part from the arresting party remains uncertain.

INTERNATIONAL SEAWAYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing any such statement. Such factors include, but are not limited to:

●	the highly cyclical nature of INSW’s industry;
●	fluctuations in the market value of vessels;
●	declines in charter rates, including spot charter rates or other market deterioration;
●	an increase in the supply of vessels without a commensurate increase in demand;
●	the impact of adverse weather and natural disasters;
●	the adequacy of INSW’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
●	the effect of an increase in trade protectionism, including tariffs, and potential fees on vessels entering U.S. ports that were constructed in China or are owned or operated by a Chinese entity, and potential fees on vessels entering Chinese ports that were not constructed in China and that are owned or operated by a U.S. controlled entity;
●	the impact of changes in fuel prices;
●	acts of piracy on ocean-going vessels;
●	terrorist attacks and seizures and active international hostilities and instability, including attacks against merchant vessels in the Arabian Gulf and Strait of Hormuz by Iran, and in the Red Sea and the Gulf of Aden by Iran-backed Houthi militants based in Yemen, as well as hostilities involving Iran, the United States and Israel;
●	the war between Russia and Ukraine;
●	the impact of public health threats and outbreaks of other highly communicable diseases;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
●	an event occurs that causes the rights issued under the Second Amended and Restated Rights Agreement adopted by the Company on April 9, 2026 to become exercisable;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	the Company’s ability to make capital expenditures to expand the number of vessels in its fleet, and to maintain all of its vessels and to comply with existing and new regulatory standards;
●	the availability and cost of third-party service providers for technical and commercial management of the Company’s fleet;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
●	termination or change in the nature of the Company’s relationship with any of the commercial pools in which it participates and the ability of such commercial pools to pursue a profitable chartering strategy;
●	competition within the Company’s industry and INSW’s ability to compete effectively for charters with companies with greater resources;
●	the loss of a large customer or significant business relationship;
●	the Company’s ability to realize benefits from its past acquisitions, including its recently completed acquisition of Bruton Limited, or acquisitions or other strategic transactions it may make in the future;
●	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s ability to replace its operating leases on favorable terms, or at all;

INTERNATIONAL SEAWAYS, INC.

●	changes in credit risk with respect to the Company’s counterparties on contracts;
●	the failure of contract counterparties to meet their obligations;
●	the compliance by shipyards that are constructing the Company’s newbuild vessels with their obligations under the shipbuilding contracts;
●	the Company’s ability to attract, retain and motivate key employees;
●	work stoppages or other labor disruptions by employees of INSW or other companies in related industries;
●	unexpected drydock costs;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
●	seasonal variations in INSW’s revenues;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to ballast water treatment and the emission of greenhouse gases and air contaminants, including from marine engines;
●	legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gases (“GHGs”) and other sustainability initiatives;
●	increasing scrutiny and changing expectations from investors, lenders, and other market participants with respect to our sustainability and governance policies;
●	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
●	the impact of litigation, government inquiries and investigations;
●	governmental claims against the Company;
●	the arrest of INSW’s vessels by maritime claimants;
●	changes in laws, including governing tax laws, treaties or regulations, including those relating to environmental and security matters;
●	changes in worldwide trading conditions, including the impact of tariffs, trade sanctions, boycotts and other restrictions on trade; and
●	pending and future tax law changes may result in significant additional taxes to INSW.

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

INTRODUCTION

This Management’s Discussion and Analysis, which should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto, provides a discussion and analysis of our business, current developments, financial condition, cash flows and results of operations as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. It is organized as follows:

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products. We operate our vessels in the International Flag market. Our business includes two reportable segments: Crude Tankers and Product Carriers. For the three and nine months ended September 30, 2026 we derived 73% and 64%, respectively, of our time charter equivalent (“TCE”) revenues from our Crude Tankers segment compared with 48% and 49% for the three and nine months ended September 30, 2025, respectively. Revenues from our Product Carriers segment constituted the balance of our TCE revenues in the 2026 and 2025 periods.

As of September 30, 2026, our operating fleet, which includes VLCC, Suezmax and Aframax crude tankers and LR2, LR1 and MR product carriers, consisted of 65 wholly-owned or lease financed vessels aggregating 7.6 million deadweight tons (“dwt”). In addition to our operating fleet of 65 vessels, four LR1 newbuilds are scheduled for delivery to the Company between the third and fourth quarters of 2028, bringing the total operating and newbuild fleet to 69 vessels. In addition to the Company’s operating fleet, Tankers International Suezmax Limited (“TISL”), a variable interest entity that is consolidated by the Company, has three Suezmax tankers time chartered-in from a third-party under its pool participation agreement as of September 30, 2026. See Note 8, “Variable Interest Entities (“VIEs”)” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

As described in Note 2, “Business Combinations and Mergers,” to the accompanying condensed consolidated financial statements, in October 2026, the Company executed a series of agreements to acquire Bruton Limited. In conjunction with the Merger, the Company acquired two 2026-built, scrubber-fitted, dual-fuel (LNG) VLCC newbuildings and two scrubber-fitted VLCC newbuildings. One of the two dual-fuel VLCCs is currently operational. The second dual-fuel VLCC is scheduled for delivery in November 2026 and the remaining two VLCC newbuildings are scheduled for delivery between August and October 2027.

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

INTERNATIONAL SEAWAYS, INC.

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

The outbreak of war in the Middle East between Iran and the U.S. and Israel in late February 2026, and the seizures and attacks on vessels travelling through the Red Sea, the Gulf of Aden, the Arabian Gulf, and the Strait of Hormuz, have caused supply disruptions and changes in trading patterns in the oil and gas markets and significant volatility in energy prices and spot charter hire rates. The sharp increase in oil prices and concerns that the supply of crude oil and petroleum products may be significantly constrained for some period of time have led a number of countries to impose export restrictions on certain oil and petroleum products. Also, while charter rates for crude tankers and product carriers have increased significantly and remain historically high following the extended disruption to shipping in the Middle East areas noted above, it is unlikely that the charter rates will remain at these historically high levels. We also expect the voyage expenses of the commercial pools in which we participate to be high in the near-term due to high bunker costs and being subject to additional war risks insurance premiums when the pool’s vessels transit through or call to any ports or areas or the waters of any country bordering the Arabian Gulf or the Red Sea. To date, these geopolitical developments have not had a material adverse effect on INSW’s operations, financial condition, results of operations or cash flow. The extent of any future impact will depend on how the situation develops, including any continued disruption of transit through the Strait of Hormuz and the surrounding region and its effect on global energy markets, including the need to restock inventories and the timing of the restoration of damaged energy infrastructure.

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

Our revenues are derived primarily from spot market voyage charters and our vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 75% and 79% of our total TCE revenues in the spot market for the three and nine months ended September 30, 2026, respectively, compared with 81% for both the three and nine months ended September 30, 2025. The future minimum revenues, before reduction for brokerage commissions, expected to be received on non-cancelable time charters for three VLCCs, four Suezmaxes, one LR2, and three MRs, as of September 30, 2026 are as follows:

(Dollars in millions)	Amount(1)
2026	$34.2
2027	103.3
2028	98.2
2029	62.6
2030	7.1
Future minimum revenues	$305.4

(1)	Future minimum contracted revenues do not include the Company’s share of time charters entered into by the pools in which it participates or profit-sharing above the base rate on the newbuild dual-fuel LNG VLCCs. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

INTERNATIONAL SEAWAYS, INC.

Operations and Oil Tanker Markets:

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2026 at 102.4 million barrels per day (“b/d”), down 3.4% from the same quarter in 2025. The estimate for global oil consumption for 2026 is 102.4 million b/d, a decrease of 2.5% from 2025 levels. OECD demand in 2026 is estimated to decrease by 1.7% to 45.5 million b/d, while non-OECD demand is estimated to decrease by 3.2% to 56.8 million b/d.

Global oil production in the third quarter of 2026 was 105.5 million b/d, a decrease of 5.8 million b/d from the third quarter of 2025, and a decrease of 4.0 million b/d from the second quarter of 2026 due to effects related to the continued disruption of transit through the Strait of Hormuz. OPEC crude oil production averaged 24.3 million b/d in the third quarter of 2026, a decrease of 3.6 million b/d from the third quarter of 2025, and a decrease of 4.3 million b/d from the second quarter of 2026. Non-OPEC production decreased by 0.5 million b/d to 77.5 million b/d in the third quarter of 2026 compared with the third quarter of 2025. Oil production in the U.S. of 13.9 million b/d in the third quarter of 2026 decreased by 0.2% from the second quarter of 2026 and increased by 1.6% from the third quarter of 2025.

U.S. refinery throughput increased by 1.2 million b/d to 17.4 million b/d in the third quarter of 2026 compared with the second quarter of 2026.

U.S. crude oil imports in the third quarter of 2026 decreased by 1.6% to 6.2 million b/d compared with the third quarter of 2025. China’s crude oil imports in September were estimated to be 9.0 million b/d, down 21.5% from September 2025. Total 2026 imports through September averaged 9.6 million b/d, down 15.3% from the same period in 2025 due to the impact of the disruption of transit through the Strait of Hormuz.

OECD government-controlled and commercial crude and product inventories in the third quarter of 2026 decreased by 6.0%, or 247 million barrels in the aggregate, compared with the third quarter of 2025. Such decrease was primarily driven by a 16.7% or 207 million barrel reduction in government-controlled stocks. These movements in stock levels are largely as a result of the continued disruption of transit through the Strait of Hormuz and the impact this is having on the global oil market.

During the third quarter of 2026, the tanker fleet of vessels over 10,000 dwt increased, net of vessels recycled, by 9.6 million dwt. The crude fleet increased by 7.2 million dwt, with VLCCs, Suezmaxes and Aframaxes increasing by 3.1 million dwt, 1.9 million dwt and 2.3 million dwt, respectively. The product carrier fleet increased by 2.4 million dwt, with LR1s increasing by 0.4 million dwt and MRs increasing by 1.9 million dwt. Year-over-year, the size of the tanker fleet increased by 31.7 million dwt with the increases of 8.7 million dwt, 5.6 million dwt, 8.4 million dwt, 1.3 million dwt and 7.7 million dwt in the VLCCs, Suezmax, Aframax, LR1 and MR fleets, respectively.

INTERNATIONAL SEAWAYS, INC.

During the third quarter of 2026, the tanker orderbook increased by 3.5 million dwt from the second quarter of 2026. The crude tanker orderbook increased by 2.3 million dwt. The VLCC and Aframax orderbooks increased by 1.9 million dwt and 0.7 million dwt, respectively, while the Suezmax orderbook decreased by 0.3 million dwt. The product carrier orderbook increased by 1.2 million dwt, with the LR1 and MR orderbooks increasing by 0.3 million dwt and 0.9 million dwt, respectively. Year-over-year, the total tanker orderbook increased by 81.0 million dwt, with increases in VLCC, Suezmaxes, Aframaxes, LR1s and MRs of 57.6 million dwt, 12.3 million dwt, 7.3 million dwt, 0.1 million dwt and 3.7 million dwt, respectively.

Tanker rates continued the strong trend from the second quarter across the board. When and as conditions normalize, while it is unlikely these rates are sustainable, we would expect tanker markets to benefit from the rebalancing of trade flows and the replenishment of inventories.

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

Results from Vessel Operations:

During the third quarter of 2026, income from vessel operations increased by $272.6 million to $351.3 million from $78.7 million in the third quarter of 2025. Such increase resulted principally from significantly higher TCE revenues and $39.2 million in incremental gains on vessel sales recognized in the current quarter, partially offset by a $14.1 million increase in charter hire expense principally related to third party participant vessels in TISL, the Suezmax tankers pool formed in March 2026 (as described in Note 8, “Variable Interest Entities,” to the accompanying condensed consolidated financial statements).

TCE revenues in the third quarter of 2026 increased by $250.1 million, or 130%, to $442.6 million from $192.5 million in the third quarter of 2025. This increase reflects an aggregate $260.6 million rates-based increase resulting from higher average daily rates earned across the Company’s fleet sectors, partially offset by a $10.3 million days-based net reduction in the Product Carriers segment driven by the Company selling several of the older vessels in its fleet, as detailed below in the “Product Carriers” discussion.

During the first nine months of 2026, income from vessel operations increased by $734.0 million to $941.2 million from $207.2 million in the first nine months of 2025. Such increase resulted principally from a $634.4 million increase in TCE revenues and $106.0 million in incremental gains on the vessel sales recognized in the first nine months of 2026, partially offset by an $18.2 million increase in charter hire expense principally related to third party participant vessels in the TISL pool.

The $634.4 million, or 113%, increase in TCE revenues to $1,194.0 million in the first nine months of 2026 compared to TCE revenues of $559.6 million in the first nine months of 2025 was attributable to an aggregate $685.9 million rates-based increase resulting from higher average daily rates earned across INSW’s fleet sectors, partially offset by a $50.6 million days-based decline in earnings from our MR fleet, primarily as a result of sales of older vessels, as further detailed below.

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

INTERNATIONAL SEAWAYS, INC.

Crude Tankers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2026	2025	2026	2025
TCE revenues	$321,147	$92,997	$758,786	$276,534
Vessel expenses	(30,421)	(29,840)	(90,252)	(88,273)
Charter hire expenses	(21,202)	(3,830)	(39,975)	(10,339)
Depreciation and amortization	(19,297)	(18,903)	(57,769)	(56,351)
Adjusted income from vessel operations (a)	$250,227	$40,425	$570,790	$121,571
Average daily TCE rate	$126,336	$36,671	$102,539	$36,950
Average number of owned vessels (b)	23.8	19.0	24.4	19.2
Average number of vessels chartered-in	4.9	9.1	4.1	9.0
Number of revenue days (c)	2,542	2,536	7,400	7,484
Number of ship-operating days: (d)
Owned vessels	2,188	1,748	6,668	5,247
Vessels bareboat chartered-in under leases (e)	276	828	819	2,457
Vessels time chartered-in under operating leases (f)	179	—	275	—
Vessels spot chartered-in under leases (g)	—	6	16	11
(a)	Adjusted income from vessel operations by segment is before other operating revenues, general and administrative expenses, other operating expenses and gain on disposal of vessels and other property, net.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.
(e)	Represents VLCCs that secured lease financing arrangements during the periods presented. In November 2025 the Company purchased six of the nine VLCCs that it had been bareboat chartering-in.
(f)	Represents third-party vessels time chartered-in by TISL under its variable rate pool participation agreement.
(g)	Represents vessels spot chartered-in by the Company’s Crude Tankers Lightering business for full service lightering jobs.

INTERNATIONAL SEAWAYS, INC.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $1,423 and $1,295 per day for the three months ended September 30, 2026 and 2025, respectively, and $1,688 and $1,113 per day for the nine months ended September 30, 2026 and 2025, respectively, as well as activity in the Crude Tankers Lightering business and revenue and revenue days for which recoveries were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
VLCC:
Average rate	$154,597	$315,258	$34,809	$41,552
Revenue days	559	276	627	276
Suezmax:
Average rate	$102,501	$41,682	$33,310	$34,316
Revenue days	1,065	276	1,096	91
Aframax:
Average rate	$57,832	$38,500	$28,457	$38,665
Revenue days	275	92	261	89

Nine Months Ended September 30,
VLCC(1):
Average rate	$117,725	$220,493	$35,875	$39,459
Revenue days	1,774	815	1,928	819
Suezmax:
Average rate	$90,406	$39,073	$33,699	$32,381
Revenue days	2,934	733	3,290	221
Aframax:
Average rate	$59,403	$38,504	$28,215	$38,556
Revenue days	805	273	804	261
(1)	The average rate reported in the table above for VLCCs in the nine months ended September 30, 2026 represents VLCCs less than 15 years of age. The Company sold its final remaining VLCC, which was over 15 years of age, in February 2026. The average spot TCE rate earned by the Company’s VLCCs on an overall basis during such period was $115,961. Additionally, during the first quarter of 2026, the Company paid a favorable positioning pool withdrawal fee to facilitate the early exit of one of its vessels from a commercial pool ahead of its sale. Such fee is excluded from the table above because the Company was reimbursed for this fee by the purchaser of the vessel.

During the third quarter of 2026, TCE revenues for the Crude Tankers segment increased by $228.2 million, or 245%, to $321.1 million from $93.0 million in the third quarter of 2025. Such increase principally resulted from an aggregate rates-based increase in the VLCC, Suezmax and Aframax sectors of $228.1 million which reflected the very strong rate environment during the current quarter as described in the “Operations and Oil Tanker Markets” section above, as well as significantly higher profit-sharing results recognized under the VLCC time charters.

Charter hire expenses increased by $17.4 million quarter-over-quarter primarily because charter hire expense for the third quarter of 2026 included hire due to third party participant vessels in TISL.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $2.7 million for the third quarter of 2026 compared with $1.8 million for the third quarter of 2025. The increase reflects growth in quarter-over-quarter lightering activity, with 114 service support-only lighterings being performed during the third quarter

INTERNATIONAL SEAWAYS, INC.

of 2026 compared with 89 service support-only lighterings and one full-service lightering job being performed during the third quarter of 2025.

During the first nine months of 2026, TCE revenues for the Crude Tankers segment increased by $482.3 million, or 174%, to $758.8 million from $276.5 million in the first nine months of 2025. Such increase principally resulted from an aggregate rates-based increase in the VLCC, Suezmax and Aframax fleets of $484.3 million due to higher average daily blended rates in these sectors.

Charter hire expenses increased by $29.6 million period-over-period primarily due to the inclusion of hire due to third-party participant vessels in TISL, as described above. Additionally, charter hire expense in the Crude Tankers Lightering business increased by $1.5 million, which reflects incremental chartered-in Aframax days for full-service jobs completed during the current nine-month period and increased daily rates on certain of its chartered-in workboat fleet.

Excluding depreciation and amortization and general and administrative expenses, operating income for the Crude Tankers Lightering business was $8.3 million for the first nine months of 2026 compared with $7.4 million for the first nine months of 2025. Consistent with the discussion of the quarter-over-quarter increase above, the increase for the first nine months of 2026 reflects an increase in period-over-period activity levels, with 308 service support-only lighterings and three full-service lightering jobs being performed during the 2026 period compared with 267 service support-only lighterings and two full-service lightering jobs during the comparable 2025 period.

Product Carriers

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except daily rate amounts)	2026	2025	2026	2025
TCE revenues	$121,410	$99,471	$435,203	$283,098
Vessel expenses	(33,630)	(35,975)	(98,469)	(111,991)
Charter hire expenses	(12)	(3,304)	(4,121)	(15,567)
Depreciation and amortization	(21,986)	(22,267)	(63,770)	(65,873)
Adjusted income from vessel operations	$65,782	$37,924	$268,843	$89,667
Average daily TCE rate	$36,438	$25,960	$43,752	$23,012
Average number of owned vessels	33.5	40.2	33.5	42.5
Average number of vessels chartered-in	4.0	5.0	4.4	5.6
Number of revenue days	3,332	3,872	9,947	12,302
Number of ship-operating days:
Owned vessels	3,080	3,702	9,135	11,603
Vessels bareboat chartered-in under leases (a)	368	368	1,092	1,092
Vessels time chartered-in under leases	—	92	116	437
(a)	Represents MRs that secured lease financing arrangements during the periods presented.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2026 and 2025, between spot and fixed earnings and the related revenue days. The information in this table is based, in part, on information provided by the commercial pools in which the segment’s vessels participate and excludes commercial pool fees/commissions averaging approximately $904 and $822 per day for the three months ended September 30, 2026 and 2025, respectively, and $865 and $788 per day for the nine months ended September 30, 2026 and 2025, respectively, as well as revenue and revenue days for which recoveries

INTERNATIONAL SEAWAYS, INC.

were recorded by the Company under its loss of hire insurance policies. The fixed earnings rates in the table are net of broker/address commissions.

	2026		2025
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Three Months Ended September 30,
LR2:
Average rate	$—	$39,502	$—	$39,500
Revenue days	—	87	—	92
LR1(1):
Average rate	$51,060	$—	$34,578	$—
Revenue days	735	—	450	—
MR(2):
Average rate	$35,415	$22,503	$25,556	$21,455
Revenue days	2,181	294	2,529	734

Nine Months Ended September 30,
LR2:
Average rate	$—	$39,488	$—	$39,473
Revenue days	—	250	—	273
LR1(1):
Average rate	$65,295	$—	$31,140	$—
Revenue days	1,800	—	1,870	—
MR(2):
Average rate	$43,897	$22,164	$21,922	$21,559
Revenue days	6,388	1,312	7,817	2,165
(1)	In order to take advantage of market conditions and optimize economic performance, during the 2026 and 2025 periods, management employed all of the Company’s LR1 product carriers, which operate in the Panamax International pool, exclusively in the transportation of crude oil cargoes. During the three and nine months ended September 30, 2026, certain LR1s were employed on transitional voyages in the spot market outside of their ordinary course operations in the Panamax International pool. Such transitional voyages are excluded from the table above and represented 35 days and 196 days in the three and nine months ended September 30, 2026, respectively.
(2)	During the nine months ended September 30, 2025, one MR, which was acquired by the Company during 2025, was employed on transitional voyages in the spot market prior to joining the Norden MR Pool. Such transitional voyages are excluded from the table above.

During the third quarter of 2026, TCE revenues for the Product Carriers segment increased by $21.9 million, or 22%, to $121.4 million from $99.5 million in the third quarter of 2025. The increase in TCE revenues was primarily as a result of (i) an aggregate $32.5 million rates-based increase in the LR1 and MR sectors due to higher average daily blended rates earned in the current quarter, and (ii) an $8.6 million days-based increase in the LR1 sector, which resulted primarily from the Company taking delivery of six dual-fuel ready LNG newbuild LR1s between September 2025 and September 2026 and 73 fewer off-hire days during the current quarter, partially offset by the impact of the sale of two 2006-built LR1s during the third quarter of 2025 and a 92-day quarter-over-quarter decrease in time chartered-in LR1 days. Such increases were partially offset by a $18.9 million days-based decrease in the MR sector, which reflects the net impact of the Company’s sale of 11 MRs between July 2025 and March 2026, and 107 fewer off-hire days in the current quarter.

Vessel expenses decreased by $2.3 million to $33.6 million in the third quarter of 2026 from $36.0 million in the third quarter of 2025. Such decrease principally reflects the sales of the MRs partially offset by the net vessel acquisitions in the LR1 fleet described above. Charter hire expenses decreased from $3.3 million in the third quarter of 2025 to nil in the current quarter as a result of the decrease in time chartered-in LR1s noted above.

INTERNATIONAL SEAWAYS, INC.

During the first nine months of 2026, TCE revenues for the Product Carriers segment increased by $152.1 million, or 54%, to $435.2 million from $283.1 million in the first nine months of 2025. The growth in TCE revenues was primarily as a result of an aggregate $201.7 million rates-based increase in the LR1 and MR sectors due to higher average daily blended rates earned in the current period, partially offset by a $50.6 million days-based decrease in the MR sector, which reflects the net impact of (i) the MR sales described above and two incremental MR sales in June 2025, and (ii) 532 fewer off-hire days in the current period and the acquisition of two MRs in January 2025.

Vessel expenses decreased by $13.5 million to $98.5 million in the first nine months of 2026 from $112.0 million in the first nine months of 2025. Such decrease was principally attributable to the net sales in our MR fleet referenced above, partially offset by the net additions in the LR1 fleet. Charter hire expenses decreased by $11.4 million to $4.1 million in the current period from $15.6 million in the prior year’s period, primarily as a result of a 321-day period-over-period decrease in time chartered-in LR1 days.

Other Operating Revenues

Other operating revenues totaling $2.2 million and $6.6 million during the three and nine months ended September 30, 2026, respectively, represent fees earned by the Company’s wholly owned subsidiaries – Tankers (UK) Agencies Limited (“TUKA”) and Tankers (UK) Suezmax Agencies Limited (“TUKSA”) for commercial management services rendered to vessel owners participating in the VLCC and Suezmax tanker pools operated by Tankers International Limited (“TIL”) and TISL, respectively. See Note 8, “Variable Interest Entities (“VIEs”),” to the accompanying condensed consolidated financial statements for additional information on consolidated and unconsolidated VIEs.

General and Administrative Expenses

During the third quarter of 2026, general and administrative expenses increased by $7.8 million to $19.6 million from $11.8 million in the third quarter of 2025. The primary drivers for the quarter-over-quarter increase were (i) the consolidation of the operating expenses of TUKA and TUKSA aggregating $3.1 million, (ii) a $2.5 million increase in legal and consulting fees, (iii) a $1.5 million increase in compensation and benefits costs (excluding any amounts relating to TUKA and TUKSA employees), (iv) a $0.5 million increase in recurring operational costs associated with the Company’s subsidiaries being domiciled in Bermuda beginning in the fourth quarter of 2025, and (v) $0.2 million in post-acquisition costs incurred in connection with the integration of TUKA. The costs incurred by TUKA and TUKSA are substantially recovered by the Company through pool management fees charged to TIL and TISL, as discussed in the “Other Operating Revenues” section above.

For the nine months ended September 30, 2026, general and administrative expenses increased by $8.4 million to $45.6 million from $37.2 million for the same period in 2025. The increase reflects (i) the consolidation of the operating expenses of TUKA aggregating $8.5 million, (ii) a $1.2 million increase in operational costs associated with the Company’s subsidiaries being domiciled in Bermuda, (iii) $0.5 million in costs incurred in connection with the adoption of the Second A&R Rights Agreement, and (iv) a similar increase in compensation and benefits costs as described above. Such increases were largely offset by a $4.2 million decrease in legal and consulting fees, which in part reflected the recovery of $4.8 million in damages awarded to the Company by an arbitration tribunal in England in connection with a commercial dispute that arose in 2023. See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for additional information.

Other Income

Other income, which is primarily comprised of interest income earned on invested cash, was $4.8 million and $11.5 million for the three and nine months ended September 30, 2026, respectively, compared with $1.5 million and $5.4 million for the three and nine months ended September 30, 2025. The period-over-period increase in interest income reflects the impact of higher average balances of invested cash during the three and nine months ended September 30, 2026.

INTERNATIONAL SEAWAYS, INC.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest before items shown below	$12,212	$11,604	$34,323	$35,777
Interest cost on defined benefit pension obligation	215	208	637	615
Impact of interest rate hedge derivatives	(340)	(907)	(1,216)	(2,508)
Capitalized interest	(691)	(1,282)	(2,828)	(3,048)
Interest expense	$11,396	$9,623	$30,916	$30,836

Interest expense increased during the three months ended September 30, 2026 compared to the corresponding 2025 period as a result of an increase in the average outstanding principal balance outstanding, principally related to draws under the ECA Credit Facility in connection with the delivery of six LR1 newbuildings.

Interest expense increased marginally during the nine months ended September 30, 2026 compared to the corresponding 2025 period. See Note 10, “Debt,” in the accompanying condensed consolidated financial statements for further information on the Company’s debt facilities.

Taxes

The Company qualifies for an exemption from U.S. federal income taxes under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and U.S. Treasury Department regulations for the 2026 calendar year, as less than 50 percent of the total value of the Company’s stock was held by one or more shareholders who own 5% or more of the Company’s stock for more than half of the days of 2026. There can be no assurance at this time that INSW will continue to qualify for the Section 883 exemption beyond calendar year 2026. Should the Company not qualify for the exemption in the future, INSW will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. would be considered to be 100% derived from sources within the United States, but INSW cannot engage in transportation that gives rise to such income, except pursuant to any applicable waiver given by the U.S. government.

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

INTERNATIONAL SEAWAYS, INC.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$344,238	$70,546	$925,306	$181,757
Income tax provision	446	—	445	—
Interest expense	11,396	9,623	30,916	30,836
Depreciation and amortization	41,283	41,170	121,539	122,224
EBITDA	397,363	121,339	1,078,206	334,817
Gain on disposal of vessels and other assets, net	(52,817)	(13,658)	(140,945)	(34,908)
Holding gain on previously held equity interest	—	—	(3,919)	—
Adjusted EBITDA	$344,546	$107,681	$933,342	$299,909

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

As of September 30, 2026, we had total liquidity on a consolidated basis of $963.9 million comprised of $453.6 million of cash and short-term investments and $510.3 million of undrawn revolver capacity.

Working capital at September 30, 2026 and December 31, 2025 was $761.7 million and $268.2 million, respectively. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and inventories. Current liabilities include current installments of long-term debt of $34.6 million and $25.8 million at September 30, 2026 and December 31, 2025, respectively.

The Company’s cash and cash equivalents increased by $46.7 million during the nine months ended September 30, 2026. The increase principally reflects the net impact of (i) $651.8 million of cash provided by operating activities; (ii) $296.6 million of proceeds from the disposal of vessels and other assets; (iii) $158.2 million of borrowings under the ECA Credit Facility; (iv) $240 million in net cash

INTERNATIONAL SEAWAYS, INC.

invested in short-term investments; (v) $200.4 million in expenditures for vessels, vessel improvements and other property, of which $196.8 million was construction in progress payments; (vi) $4.5 million cash consideration paid for the purchase of equity method investment, net of cash acquired; (vii) $581.9 million of cash dividends paid to shareholders; and (viii) $20.3 million in regularly scheduled principal amortization of the Company’s lease financing arrangements and ECA Credit Facility.

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

As of September 30, 2026, we had total debt outstanding of $700.0 million (net of deferred financing costs of $16.2 million) and net debt to capital of 9.4%, compared with 16.5% at December 31, 2025.

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

In addition to future operating cash flows, our other future sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under our loan agreements and proceeds from the opportunistic sales of our vessels. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, purchase vessels, pay newbuilding construction costs, comply with international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities, pay a quarterly cash dividend, and from time to time, repurchase shares of our common stock.

On May 11, 2026, we terminated the equity distribution agreement dated December 20, 2023, with Evercore Group LLC and Jefferies LLC and entered into an Equity Distribution Agreement (the “Distribution Agreement”) with BTIG, LLC, B. Riley Securities, Inc., Clarksons Securities, Inc. and Fearnleys Securities, Inc., as sales agents, relating to the common shares of International Seaways, Inc. In accordance with the terms of the Distribution Agreement, we may offer and sell common shares having an aggregate offering price of up to $200.0 million from time to time through the sales agents. Sales of shares of our common stock, if any, may be made in privately negotiated transactions, which may include block trades, or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or as otherwise agreed upon by the sales agents and us. We also may sell some or all of the shares in this offering to a sales agent as principal for its own account at a price per share agreed upon at the time of sale.

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

INTERNATIONAL SEAWAYS, INC.

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

The following is a summary of the significant capital allocation and strategic fleet optimization activities we have executed so far during 2026 and sources of capital we have at our disposal for future use as well as the Company’s current commitments for future uses of capital:

Returns to Shareholders

During 2026, the Company’s Board of Directors declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Total Dividends per Share	Total Dividends Paid
February 25, 2026	March 20, 2026	March 30, 2026	$2.15	$106.4 million
May 6, 2026	June 12, 2026	June 26, 2026	$4.55	$225.3 million
August 7, 2026	September 10, 2026	September 24, 2026	$5.05	$250.1 million

On November 3, 2026, the Company’s Board of Directors declared cash dividends of $5.05 per share of common stock, payable on December 23, 2026 to stockholders of record as of December 9, 2026.

Fleet Renewal and Growth

We executed the following fleet renewal and growth transactions:

●	Completed the sales and deliveries to buyers of one 2007-built MR, four 2008-built MRs, one 2010-built VLCC, one 2012-built VLCC, and one 2012-built Suezmax for net proceeds of $296.6 million.

●	Acquired all of the outstanding capital stock of TUKA, a privately-held joint venture between the Company and CMB.Tech, which serves as the commercial manager for the VLCC pool company – TIL, for a total purchase consideration of $10.0 million (which includes the fair value of our previously held equity interest in TUKA).

●	Took delivery between March 2026 and September 2026 of the last four of six scrubber-fitted, dual-fuel (LNG) ready LR1 newbuildings that were constructed in Korea by K Shipbuilding Co., Ltd. The aggregate contract price for the six LR1 vessels was approximately $359 million, which was financed with the ECA Credit Facility and available liquidity.

●	Entered into contracts to build an additional four, scrubber-fitted, dual-fuel (LNG) ready, LR1 vessels in Korea with K Shipbuilding Co., Ltd., which are expected to be delivered in the second half of 2028. The aggregate contract price for the four LR1s is approximately $244 million. The Company expects to finance these newbuildings through a combination of long-term financing and available liquidity. As of September 30, 2026, no payments have been made in connection with the contracts. Upon delivery, these vessels are expected to deliver into our niche, Panamax International Pool, which has consistently outperformed the market.

●	Entered into a series of transactions in October 2026 resulting in the issuance of approximately 2.8 million shares of INSW Common Stock and the payment of cash to acquire Bruton Limited (“Bruton”), with the final number of shares and cash to be determined following completion of the settlement process (see Note 2, “Business Combinations and Mergers,” to the accompanying condensed consolidated financial statements). The Company completed the acquisition of Bruton by means of the Merger on November 2, 2026. Bruton owns two 2026-built, scrubber-fitted, dual-fuel (LNG) VLCC newbuildings and two scrubber-fitted VLCC newbuildings. One of the two dual-fuel VLCCs is currently operational. The second dual-fuel VLCC is scheduled for delivery in November 2026 and the remaining two VLCC newbuildings are scheduled for delivery between August and October 2027. The remaining commitments on the contracts for the construction of the three VLCC

INTERNATIONAL SEAWAYS, INC.

newbuilds total $279 million, all of which can be funded by existing sale leaseback financing agreements assumed by the Company. Gross debt outstanding under these agreements was approximately $171 million as of October 31, 2026. The dual- fuel LNG VLCC currently on the water is contracted at $95,000 per day for a firm period ending April 2027. The dual-fuel LNG VLCC scheduled for delivery in November 2026 has secured a 12-month time charter at a rate of $107,000 per day.

As of September 30, 2026, the Company has contractual commitments for the construction of four dual-fuel ready LR1s and the purchase and installation of various performance efficiency devices for the fleet. The Company’s debt service commitments and aggregate purchase commitments for vessel construction and betterments as of September 30, 2026 are presented in the Aggregate Contractual Obligations Table below.

Outlook

Our strong balance sheet, as evidenced by a substantial level of liquidity, 26 unencumbered vessels as of October 31, 2026, and diversified financing sources with debt maturities spread out between 2030 and 2038, positions us to support our operations over the next twelve months as we continue to advance our vessel employment strategy, which seeks to achieve an optimal mix of spot (voyage charter) and long-term (time charter) charters. Our balance sheet strength and balanced fleet position us to continue pursuing our disciplined capital allocation strategy of fleet renewal, incremental debt reduction and returns to shareholders and pursue potential strategic opportunities that may arise within the diverse sectors in which we operate.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2026 follows:

						Beyond
(Dollars in thousands)	2026	2027	2028	2029	2030	2030	Total
$500 Million Revolving Credit Facility(1)	$642	$2,339	$2,010	$1,671	$125	$—	$6,787
$160 Million Revolving Credit Facility(1)	219	811	730	161	—	—	1,921
ECA Credit Facility - floating rate(2)	5,012	23,433	22,928	22,297	21,726	239,581	334,977
2030 Bonds - fixed rate	—	17,812	17,812	17,813	267,813	—	321,250
BoComm Lease Financing - fixed rate(3)	5,989	23,761	23,827	23,762	142,272	—	219,611
Toshin Lease Financing - fixed rate(3)	540	2,151	2,223	2,052	2,052	2,829	11,847
Hyuga Lease Financing - fixed rate(3)	558	2,232	2,160	2,160	2,256	2,000	11,366
Kaiyo Lease Financing - fixed rate(3)	738	2,214	2,214	2,214	2,127	—	9,507
Kaisha Lease Financing - fixed rate(3)	554	2,214	2,214	2,214	2,287	—	9,483
Operating lease obligations(4)
Office space and vessel equipment	331	1,406	1,260	1,185	1,104	2,602	7,888
Vessel and vessel betterment commitments(5)	24,724	30,480	189,120	—	—	—	244,324
Total	$39,307	$108,853	$266,498	$75,529	$441,762	$247,012	$1,178,961
(1)	Amounts shown include unused revolver capacity commitment fees.
(2)	Amounts shown include contractual interest obligations on $235.6 million of outstanding floating rate debt estimated based on the applicable margins for the ECA Credit Facility of principally 1.1% and the fixed rate stated in the interest rate swaps (assigned for hedge accounting purposes) of 2.84% through the swap maturity date of February 22, 2027 for $36.2 million and 4.09% through the swap maturity date of September 30, 2031 for $150 million; the effective three-month SOFR rate of 3.83% as of September 30, 2026 was used for the remaining outstanding principal under the ECA Credit Facility.
(3)	Amounts shown include contractual implicit interest obligations of the lease financing under the bareboat charters.
(4)	The full amounts due under office space leases are discounted and reflected on the Company’s consolidated condensed balance sheet as lease liabilities with corresponding right of use asset balances.
(5)	Represents the Company’s commitments for the purchase and installation of various performance efficiency devices for the fleet, and the commitments for the construction of four dual-fuel ready LR1s.

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

At September 30, 2026, there have been no material changes in the information disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company also makes available on its website, its corporate governance guidelines, its Code of Business Conduct and Ethics, insider trading policy, human rights policy, anti-money laundering policy, anti-bribery and corruption policy, incentive compensation recoupment policy, and charters of the Audit Committee, the Human Resources and Compensation Committee, Sustainability and Safety Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. The Company is required to disclose any amendment to a provision of its Code of Business Conduct and Ethics. The Company intends to use its website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to the Company website within four business days following the date of any such amendment. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

INTERNATIONAL SEAWAYS, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Industry

An increase in trade protection and regulations issued by the United States to impose significant fees on vessels entering a U.S. port where that vessel was constructed in China or is owned or operated by a Chinese entity, and orders issued by China to impose comparable fees on vessels entering a Chinese port where that vessel was not constructed in China and is owned or operated by a United States controlled entity could adversely impact our results of operation, financial condition and cash flows.

Protectionist trade developments, such as increased tariffs on imports, or the perception that they may occur, may have an adverse effect on global economic conditions, and may significantly affect and/or reduce global trade. Governments may increasingly turn to trade barriers to protect their domestic industries against foreign imports or to retaliate against other governments imposing tariffs, potentially depressing shipping demand. The United States government has made statements and taken actions that impact U.S. international trade policies, including imposing new tariffs on imports from Canada, Mexico and China and those and other countries have imposed, or threatened to impose, retaliatory tariffs on imports from the United States. In addition, the United States issued regulations in October 2025 that certain vessels constructed in China or operated by a Chinese entity are charged a fee based on their net tonnage upon entering a U.S. port, which fee increases over time. The Company currently owns 13 vessels that were constructed in China (four of which are below the 55,000 dwt minimum to which the U.S. fees apply), bareboat charters in one Chinese built vessel and has contracts to bareboat charter in three Chinese built newbuild vessels from a Chinese financial institution in a financing leasing

INTERNATIONAL SEAWAYS, INC.

arrangement, and bareboat charters in three non-Chinese built vessels from a Chinese financial institution in a financing leasing arrangement. China issued orders that became effective at the same time as the United States regulations that imposed comparable fees on certain vessels that were not constructed in China and that are owned or operated by a United States controlled entity (which includes a company formed in the U.S. where the board is composed of more than 25% U.S. persons or where the company is more than 25% owned by U.S. persons), upon the entry of such vessels to a Chinese port. While the Chinese order is subject to final interpretation and enforcement, the Company has certain vessels that may be subject to the Chinese order. On November 10, 2025, the United States and China each suspended its port fee orders for one year. The two countries have announced that they expect to extend the suspension of such port fee orders, but to date there has been no formal agreement to do so. The United States Trade Representative has proposed to extend the U.S. suspension through January 9, 2027, but the extension has not yet been finalized, and China has not yet formally announced a corresponding extension of its fee suspension. We cannot predict the timing, outcome, or impact of future developments in the U.S., China or other countries’ trade regulations or tariff policy, including whether the suspension of port fees will terminate earlier than November 10, 2026, or will be extended and any such changes could materially adversely affect our business, financial condition or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three and nine months ended September 30, 2026 other than shares withheld to cover tax withholding liabilities relating to the vesting of outstanding restricted stock units or the exercise of stock options held by employees and certain members of management.

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

Item 5.          Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

INTERNATIONAL SEAWAYS, INC.

Item 6.          Exhibits

2.1

Form of Exchange and Support Agreements dated October 16, 2026 among the Registrant, International Seaways Operating Corporation Ltd. and the Bruton Limited shareholders party thereto (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2026 and incorporated herein by reference).

2.2

Transaction Agreement dated October 16, 2026 among the Registrant, Bravo Ltd. and Bruton Limited (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 16, 2026 and incorporated herein by reference).

2.3

Statutory Merger Agreement dated October 16, 2026 among the Registrant, Bravo Ltd. and Bruton Limited (filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated October 16, 2026 and incorporated herein by reference).

10.1

Joinder Agreement dated October 19, 2026 by Liberty Tanker Company LLC to the $500 Million Revolving Credit Facility among the Registrant, International Seaways Operating Corporation Ltd., the other Guarantors from time to time party thereto, the Lenders from time to time party thereto, Nordea Bank Abp, New York Branch, as administrative agent for the lenders and as collateral agent and security trustee for the Secured Parties (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 23, 2026 and incorporated herein by reference).

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

INTERNATIONAL SEAWAYS, INC.
(Registrant)

Date: November 5, 2026	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Chief Executive Officer

Date: November 5, 2026	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer